Form 10-K
period 1998-12-31
BANC CORP
filed 1999-03-31
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-25033

                              THE BANC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                        63-1201350
        (State or Other Jurisdiction of                          (I.R.S. Employer
         Incorporation or Organization)                        Identification No.)

              17 NORTH 20TH STREET                                    35203
                 BIRMINGHAM, AL                                     (Zip Code)
    (Address of Principal Executive Offices)

                                 (205) 326-2265
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                              (Titles of Classes)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $84,641,883 as of March 30, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 30, 1999, of the registrant's only issued and outstanding class of stock, its $.001 per share par value common stock, was 12,204,562.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 1999 annual meeting of stockholders that will be filed no later than April 30, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Banc Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act ("BHCA"), incorporated under the laws of Delaware in April 1998 and headquartered in Birmingham, Alabama. The Corporation was established so that Warrior Capital Corporation ("Warrior") could merge into the Corporation and thereby change its name to "The Banc Corporation" and its domicile from Alabama to Delaware. Warrior merged with the Corporation on September 24, 1998.

     The principal subsidiary of the Corporation is The Bank, an Alabama banking corporation headquartered in Birmingham, Alabama. The Bank is 99.75% owned by the Corporation. The Bank became a subsidiary of the Corporation as a result of the Warrior merger. The Bank has been in business as a full service commercial and retail bank since it was established in 1957 and had five branches at the time of the Warrior merger. During the fourth quarter of 1998, the Corporation acquired one bank and three bank holding companies. As a result, The Bank now has 17 branches in Alabama. The acquisitions completed during 1998 are summarized in the following chart:

                     1998 ACQUISITIONS                               DATE
                     -----------------                               ----
- Commercial Bancshares of Roanoke, Inc. and its subsidiary,
  The Commercial Bank of Roanoke (2 branches)...............    October 16, 1998
- City National Corporation and its subsidiary, City
  National Bank of Sylacauga (3 branches)...................    October 30, 1998
- First Citizens Bancorp, Inc. and its subsidiary, First
  Citizens Bank of Monroe County (3 branches)...............    October 30, 1998
- Commerce Bank of Alabama (4 branches).....................    November 6, 1998

     As of December 31, 1998, the Corporation had assets of approximately $440.8 million, loans of approximately $299.3 million, deposits of approximately $366.0 million and stockholders equity of approximately $51.5 million. The Corporation's management team has historically been successful in the integration of multiple community banking organizations. The Corporation has also retained the existing boards of directors at each of its acquired banks in order to ensure personalized, responsive, quality service for individuals and local and regional businesses. The Corporation believes that its operating philosophy of decentralized decision making supplemented by centralized policy oversight, credit review and management systems will result in significant internal loan and deposit growth. The Corporation's growth strategy also includes opening new branches as well as the acquisition of other financial institutions and branches.

     The principal executive offices of the Corporation and The Bank are located at 17 North 20th Street, Birmingham, Alabama 35203, and its telephone number is
(205) 326-2265. As used in this Annual Report on Form 10-K, the term "Corporation" refers to The Banc Corporation and its predecessor, Warrior, and its subsidiaries and affiliates, including The Bank, unless the context requires otherwise.

RECENT DEVELOPMENTS

     During the fourth quarter of 1998, the Corporation completed an underwritten public offering of 1,000,000 shares of Corporation common stock resulting in net proceeds to the Corporation of approximately $9.6 million. On January 10, 1999, the underwriters of the public offering exercised their over-allotment option to purchase 150,000 additional shares of Corporation common stock resulting in proceeds to the Corporation of approximately $1.5 million. The Corporation used the proceeds received from this offering to repay debt incurred for the acquisition of Commercial Bancshares of Roanoke, Inc. and for working capital.

     On January 13, 1999, the Corporation entered into a binding letter of intent to acquire BankersTrust of Alabama, Inc., an Alabama bank holding company domiciled in Delaware ("BankersTrust"). BankersTrust owns 100% of BankersTrust of Madison, an Alabama banking corporation, with branches in Madison and Huntsville, Alabama. The BankersTrust acquisition is structured as a purchase. Upon completion of the BankersTrust acquisition, The Bank will add branches in Huntsville and Madison, Alabama. Huntsville is the fourth largest city in Alabama and is the largest city in Madison County, Alabama which has a population of approximately 279,000 people.

     On February 12, 1999, the Corporation acquired Emerald Coast Bancshares, Inc. ("Emerald") in exchange for approximately 1,380,000 shares of Corporation common stock in a transaction that was accounted for as a pooling of interests. Prior to its acquisition by the Corporation, Emerald was a bank holding company organized and existing under the laws of the State of Florida. Emerald's banking subsidiary was Emerald Coast Bank, a Florida banking corporation ("Emerald Bank"). Emerald Bank was converted to a federally chartered thrift regulated by the Office of Thrift Supervision ("OTS") in order to facilitate its acquisition by the Corporation. Emerald Bank is now a wholly-owned subsidiary of the Corporation with four locations in Panama City Beach, Destin, Seagrove and Bay Point, Florida (all located in the panhandle of Florida along the Gulf Coast). Emerald Bank has one subsidiary, Emerald Coast Financial Management, Inc., a Florida corporation. As of December 31, 1998, Emerald had assets of approximately $83.6 million, loans of approximately $66.0 million, deposits of approximately $69.4 million and stockholder's equity of approximately $5.7 million. As a result of the Emerald merger, The Corporation is also now a thrift holding company registered under the Home Owner's Loan Act and subject to regulation and examination by the OTS.

     On February 25, 1999, the Corporation entered into a Plan and Agreement of Merger with C&L Banking Corporation ("C&L"), a Florida bank holding company, pursuant to which C&L will be merged with and into the Corporation (the "C&L Merger"). C&L owns 98.1% of C&L Bank of Bristol, a Florida banking corporation ("Bristol"). On February 25, 1999, the Corporation entered into a Share Exchange Agreement with Bristol, Bristol Acquisition Corporation, a wholly owned subsidiary of the Corporation, and C&L, pursuant to which the outstanding shares of Bristol not owned by C&L will be exchanged for shares of Corporation common stock by Bristol Acquisition Corporation, with Bristol becoming a wholly-owned subsidiary of the Corporation. As of December 31, 1998, C&L had assets of approximately $48.5 million, loans of approximately $34.9 million, deposits of approximately $43.4 million and shareholder's equity of approximately $5.0 million. The C&L Merger is structured as a pooling of interests.

     On February 25, 1999, the Corporation also entered into a definitive Plan and Agreement of Merger (the "Blountstown Merger") with C&L Bank of Blountstown ("Blountstown"), a Florida banking corporation, pursuant to which Blountstown will be merged with and into Bristol simultaneously with the C&L Merger. As of December 31, 1998, Blountstown had assets of approximately $56.8 million, loans of approximately $31.7 million, deposits of approximately $52.3 million and shareholder's equity of approximately $3.9 million. The Blountstown Merger is structured as a pooling of interests. The C&L Merger and the Blountstown Merger are conditioned upon one another. In addition, C&L and Blountstown have many of the same directors, officers and shareholders. The C&L Merger and the Blountstown Merger will give the Corporation three additional locations in Altha, Bristol and Blountstown, Florida under the name "C&L Bank".

STRATEGY

     Operations. The Corporation operates primarily in non-metropolitan areas, except for its Birmingham, Alabama, operations which commenced July 1, 1998. The Corporation targets individuals and local and regional businesses that prefer local bank decision making and personalized service. As a result of its strategy, the Corporation operates on a decentralized basis, emphasizing local knowledge and authority to make credit decisions. The Corporation believes this strategy enables The Bank to generate high yielding loans and to attract and retain low cost core deposits that provide substantially all of The Bank's funding requirements. The Bank has eight presidents and chief executive officers each of whom is responsible for the day-to-day operations and decisions for the branches under his or her supervision. The Corporation supplements this decentralized management approach with centralized policy oversight, credit review and management systems. The Corporation implements administrative and operations policies at each of its locations while retaining local management and directors as an advisory board to capitalize on their knowledge of the local community.

     The Bank focuses on residential mortgage, consumer, commercial and real estate construction lending to customers in its local markets. The Bank also offers a variety of deposit programs to individuals and to businesses and other organizations at interest rates generally consistent with local market conditions. In addition, The Bank offers individual retirement and KEOGH accounts, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

     Growth. The Corporation believes its future growth will depend primarily on the expansion of the business of its banking subsidiaries through internal growth, the opening of new branch offices in new markets and the acquisition of other financial institutions and branches. The ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, the Corporation's ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and locate sound loans and investment opportunities within such markets.

MARKET AREAS

     Through The Bank, the Corporation operates in Birmingham, Alabama and its suburbs of Warrior, Morris and Mount Olive, Alabama in relatively rural northern Jefferson County. The Bank also operates branches in Albertville, Childersburg, Decatur, Frisco City, Gadsden, Guntersville, Mignon, Monroeville(2), Rainbow City, Roanoke(2) and Sylacauga, Alabama. As of February 12, 1999, through Emerald Bank, the Corporation also operates in Panama City Beach, Destin, Seagrove and Bay Point, Florida.

LENDING ACTIVITIES

     General. Through its banking subsidiaries, the Corporation offers a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in The Bank's market areas. The Bank's total loans at December 31, 1998 were $299.3 million, or 78% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Corporation has no foreign loans or loans for highly leveraged transactions.

  Loan Portfolio

     Real Estate Loans. Loans secured by real estate are the largest component of the Corporation's loan portfolio, constituting $118.7 million, or 40% of total loans at December 31, 1998. The Corporation's primary type of real estate loan is single family first mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 years. The Bank typically charges an origination fee on these loans.

     The Bank's nonresidential mortgage loans include commercial, industrial and raw land loans. The commercial real estate loans are typically used to provide financing for retail establishments, offices and manufacturing facilities. The Bank generally requires nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrites its commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings, rather than on the basis of the value of the collateral. Terms are typically five years and may have payments through the date of maturity based on a 15 to 30-year amortization schedule. Construction loans usually have a term of twelve months and generally require personal guarantees.

     Commercial, Industrial and Agricultural Loans. The Bank makes loans for commercial purposes in various lines of business. These loans are typically made on terms up to 5 years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The Bank attempts to reduce its credit risk on commercial loans by limiting the loan to value ratio to 65% on loans secured by accounts receivable or inventory and 75% on equipment loans. The Bank also makes unsecured commercial loans. Commercial, industrial and agricultural loans constituted $112.3 million, or 37% of the Corporation's loan portfolio at December 31, 1998.

     Consumer Loans. Consumer lending includes installment lending to individuals in the Corporation's market areas and consists of loans to purchase automobiles, recreational vehicles, mobile homes and appliances. Consumer loans constituted $61.1 million, or 20% of the Corporation's loan portfolio at December 31, 1998. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

  Credit Procedures and Review

     Loan Approval. There are credit risks associated with making any loan. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.

     The Corporation attempts to minimize loan losses through various means and uses generally recognized underwriting criteria. In particular, on larger credits, the Corporation generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, the Corporation attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

     The Corporation addresses repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The point in the Corporation's loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with the Corporation.

     Loan Review. The Corporation has a loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing at least quarterly all past due loans in their respective portfolios. The Bank's loan officers establish a watch list of loans to be reviewed quarterly by The Bank's Board of Directors. The Chief Lending Officer of The Bank along with other officers, also conduct a regular centralized internal review which tests compliance with loan policy and documentation for all loans over $250,000 and a sampling of smaller loans.

DEPOSITS

     The principal sources of funds for The Bank are core deposits, consisting of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit. Transaction accounts include checking, money market and negotiable order of withdrawal (NOW) accounts that provide the banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for The Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in The Bank's market areas.

     Deposit rates are set weekly by senior management of The Bank, subject to approval by management of the Corporation. Management believes that the rates The Bank offers are competitive with those offered by competing institutions in The Bank's market areas. The Bank focuses on customer service, not high rates, to attract and retain core deposits.

COMPETITION

     The Bank encounters strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits and the fact that other banks may offer certain services, such as trust services, that The Bank does not currently provide. In addition, most of the Corporation's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies, federally insured banks and federally insured thrifts. See "Supervision and Regulation."

SUPERVISION AND REGULATION

     The supervision and regulation of banks and bank holding companies is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies, thrift holding companies and banks including the power to impose substantial fines and other penalties for violation of laws and regulations.

     The following is a summary of some of the laws to which the Corporation and its banking subsidiaries are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

  Banking Holding Company

     The Corporation is a bank holding company registered under the BHCA, and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     The Corporation's principal source of funds to pay dividends on the shares of Corporation common stock will be cash dividends that the Corporation receives from its subsidiaries. The payment of dividends by The Bank to the Corporation is subject to certain restrictions imposed by state and federal banking laws, regulations and authorities. As of December 31, 1998, an aggregate of approximately $486 thousand was available for payment of dividends by The Bank to the Corporation under applicable restrictions, without regulatory approval. See "-- The Bank".

     The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be "undercapitalized" as defined by statute. In addition, the relevant federal regulatory agencies also have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice depending on the financial condition of The Bank and other bank and thrift subsidiaries. Regulatory authorities could impose stricter limitations on the ability of The Bank and other bank and thrift subsidiaries to pay dividends to the Corporation if such limits were deemed appropriate to preserve certain capital adequacy requirements.

     Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required by the Federal Reserve at times when, absent this policy, a holding company may not be inclined to provide it. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

     In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

     Activities "Closely Related" to Banking. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve, or order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies and providing securities brokerage services. Other activities approved by the Federal Reserve include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve considers a number of factors and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices). The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

     Securities Activities. The Federal Reserve has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve's Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

     The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe or unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

     Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Corporation's ratio of Tier 1 capital to total risk-weighted assets was 14.89%, and its ratio of total capital to total risk-weighted assets was 16.02%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

     In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points or more above the regulatory minimum. The Corporation is required to maintain a leverage ratio of 4%. As of December 31, 1998, the Corporation's leverage ratio was 11.76%.

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organizations that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

     The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater enforcement power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

     Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of that bank holding company.

     In addition, any company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the Corporation, or otherwise obtaining control or a "controlling influence" over the Corporation.

  Thrift Holding Company

     In addition to being a registered bank holding company, by virtue of the acquisition of Emerald Bank on February 12, 1999, the Corporation is a registered thrift holding company as defined by the Home Owners'

Loan Act ("HOLA"). As such, the Corporation is subject to OTS regulation, examination, supervision and reporting requirements. As a thrift subsidiary of a thrift holding company, Emerald Bank is subject to regulation by the OTS and subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

     Qualified Thrift Lender Test. In general, thrifts must maintain at least 65% of their portfolio assets in specific, qualified investments. The 1997 Omnibus Appropriations Act allows assets such as mortgage backed securities, credit cards, small business loans and other types of loans (in applicable percentages) to qualify under this test.

     Activities Restrictions. The Corporation intends to operate as a unitary thrift holding company. There are few restrictions on the activities of a unitary thrift holding company imposed by the HOLA. However, the broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a thrift holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary thrift. The OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the thrift; (ii) transactions between the thrift and its affiliates; and (iii) any activities of the thrift that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the thrift. In addition, legislative initiatives may be introduced in the U.S. Congress which could result in the imposition of restrictions on the activities of the Corporation in the future. However, if Emerald Bank were to fail to meet the qualified thrift lender test, then the Corporation would become subject to the activities restrictions applicable to multiple thrift holding companies. Multiple thrift holding companies are subject to a variety of restrictions on the types of services that may be offered and the types of activities that may be engaged in by the multiple thrift holding company and its affiliates. Unless the thrift requalifies as a qualified thrift lender within one year thereafter, the holding company shall register as and become subject to the restrictions applicable to a bank holding company.

     Restrictions on Acquisitions. Thrift holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other thrift or thrift holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a thrift or holding company thereof which is not a subsidiary. Under certain circumstances, a registered thrift holding company is permitted to acquire, with the approval of the OTS, up to 15% of the voting shares of an undercapitalized thrift pursuant to a "qualified stock issuance" without that thrift being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the thrift holding company and the issuing thrift and transactions between the thrift and the thrift holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the OTS, no director or officer of a thrift holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any thrift, other than a subsidiary thrift, or of any other thrift holding company.

  The Bank

     The deposits of The Bank, an Alabama-chartered banking corporation, are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is a not member of the Federal Reserve System; therefore, The Bank is subject to supervision and regulation by the FDIC and the Alabama Banking Department. Such supervision and regulation subjects The Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Alabama Banking Department. Because the Federal Reserve regulates the bank holding company parent of The Bank, the Federal Reserve also has supervisory authority which directly affects The Bank.

     Branching. Under Alabama law, an Alabama-chartered bank can establish a branch anywhere in Alabama provided that the branch is approved in advance by the Alabama Banking Department. The branch must also be approved by the FDIC which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

     Restrictions on Transactions With Affiliates and Insiders. Transactions between The Bank and its affiliates, including the Corporation, are subject to
Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Corporation or its subsidiaries.

     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between The Bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Restrictions on Distribution of Subsidiary Bank Dividends and
Assets. Dividends paid by The Bank have provided a substantial part of the Corporation's operating funds and, for the foreseeable future, it is anticipated that dividends paid by The Bank to the Corporation will continue to be the Corporation's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by The Bank. Under federal law, The Bank can not pay a dividend if, after paying the dividend, The Bank would be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though The Bank would continue to meet its capital requirements after the dividend.

     Because the Corporation is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Corporation) or any shareholder or creditor thereof.

     Examinations. The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the bank's established book value of such assets. The Alabama Banking Department also periodically conducts examinations of state banks.

     Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The FDIC's risk-based capital guidelines generally require state banks to have a minimum of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for The Bank as for the Corporation. As of December 31, 1998, The Bank's ratio of Tier 1 capital to total risk-weighted assets was 10.67% and its ratio of total capital to total risk-weighted assets was 11.85%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well-capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

     In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk based assessment system as required by the Federal Deposit Insurance Corporation Improvements Act ("FDICIA"). Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

     The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the SAIF and to assure the payment of the Financial Corporation's ("FICO") bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the Savings Association Insurance Fund ("SAIF") rate through year-end 1999, or until the insurance funds are merged, whichever occurs first.

     Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is .0126% of deposits.

     Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Corporation or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Alabama Banking Department also has broad enforcement powers over The Bank including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

     Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

     Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

Emerald Bank

     The deposits of Emerald Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against thrifts, after giving the OTS an opportunity to take such action.

     Branching. Current OTS policy generally permits a federally-chartered thrift to establish branch offices outside of its home state if the thrift meets the domestic building and loan test in Section 7701(a)(19) of the Code, or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the thrift has established branches, the branches, taken alone, also satisfy one of the two tax tests. A thrift seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the thrift and its record under the CRA, among other things.

     Restrictions on Transactions with Affiliates and Insiders. Transactions between a thrift and its affiliates are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a thrift include, among other entities, the thrift's holding company and companies that are under common control with the thrift.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a thrift or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the thrift's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a thrift and its subsidiaries may engage in covered transactions and certain other transactions only on terms or under circumstances that are substantially the same, or at least as favorable to the thrift or its subsidiary, as those prevailing at the time for comparable transactions with non-affiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a thrift may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a thrift may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a thrift and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a thrift or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a thrift to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-thrift subsidiaries of thrifts from treatment as affiliates, except to the extent that the OTS or the Federal Reserve decides to treat such subsidiaries as affiliates. The regulation also requires thrifts to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of thrifts may be required to give the OTS prior notice of affiliate transactions.

     Restrictions on Distributions of Subsidiary Thrift Dividends and
Capital. OTS regulations govern capital distributions by thrifts, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a thrift to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from thrifts meeting at least their minimum capital requirements, so long as such thrifts notify the OTS and receive no objection to the distribution from the OTS. Thrifts and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, thrifts that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 thrifts, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the thrift's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean a thrift's capital requirement under the statutory and regulatory standards, as modified to reflect any applicable individual minimum capital requirement imposed on the thrift. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval. See "-- Capital Adequacy Requirements."

     In order to make distributions under these safe harbors, Tier 1 and Tier 2 thrifts must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 thrift deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 thrift as a result of such a determination. Emerald Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

     The OTS has also imposed additional requirements that would require thrifts with more than a "normal" level of interest rate risk to maintain additional capital. Certain exceptions would apply based upon capitalization and size of a thrift. Emerald Bank believes that it would not be deemed to have more than a "normal" level of interest rate risk.

     Capital Adequacy Requirements. Current OTS capital standards require thrifts to satisfy three different capital requirements. Under these standards, thrifts must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the thrift's intangible assets. Emerald Bank currently meets all capital requirements imposed by federal law.

     Corrective Measures for Capital Deficiencies: The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a thrift that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 1998, Emerald Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over brokered deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized, but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     The deposits of Emerald Bank are currently insured by the SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by thrifts.

     Deposit Insurance Assessments. The under funded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured deposits at a rate of $.657 per $100.00 of March 31, 1995 deposits. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the FICO bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. The Corporation is aware of no existing circumstances which would result in termination of Emerald Bank's deposit insurance.

     Enforcement Powers. The OTS' enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

     Liquidity Requirements. Each thrift is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter equal to a certain percentage of the sum of either: (i) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all thrifts. Emerald Coast meets such liquidity requirements

     Federal Home Loan Bank System. Emerald Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of the thrifts. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the FHLB.

     As a member, Emerald Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of Atlanta, whichever is greater. At December 31, 1998, Emerald Bank had $225,000 in FHLB stock (2,250 shares), which was in compliance with this requirement.

     Community Reinvestment Act and Fair Lending Developments. Emerald Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. A thrift's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a holding company applies for approval to acquire another financial institution or financial institution holding company, the OTS will review the assessment of each subsidiary thrift of the applicant; and such records may be the basis for denying the application.

INSTABILITY OF REGULATORY STRUCTURE

     Various legislation is from time to time introduced in Congress including proposals to overhaul the bank regulatory system, expand the insurance, securities and certain other powers of banking institutions and bank holding companies, limit the investments that a depository institution may make with insured funds, restrict the powers of thrift holding companies and restrict the powers of or eliminate the thrift charter. Such legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways.

     Specifically, a financial services modernization bill cleared the Senate Banking Committee on March 4, 1999, and is targeted for a floor vote during the first two weeks of May 1999. The measure would allow bank holding companies to engage in a broad array of financial activities, including insurance, securities underwrit-ing and merchant banking. National banks with $1 billion or less in assets could engage in those activities through operating subsidiaries. The House Banking Committee cleared its version of the financial services modernization legislation on March 11, 1999. Like the Senate measure, the House bill would allow new cross-industry business combinations; however, the House bill would do so by means of newly created financial holding companies and affiliated firms. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The House bill also provides that insurance activities shall be subject to specified state insurance regulations and supervision. The Senate bill includes similar insurance provisions, but unlike the House bill, it does not prohibit national banks from underwriting title insurance. The Corporation cannot determine the likelihood that this legislation will be enacted, or what form it will take should it be adopted by both the House and Senate. The Corporation also cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have on the financial condition or results of operations of the Corporation or its subsidiaries.

EXPANDING ENFORCEMENT AUTHORITY

     One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and thrifts and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES.

     The Corporation owns the John A. Hand building, a 21-story office building located at 17 North 20th Street, Birmingham, Alabama 35203, in which the Corporation's headquarters are located and in which the Birmingham branch of The Bank is located. The Corporation also owns The Bank's locations in Warrior, Morris, Mt. Olive, Decatur, Albertville, Guntersville, Rainbow City, Monroeville, Frisco City, Sylacauga, Childersburg, Mignon and Roanoke, Alabama. The Corporation leases The Bank's locations in Gadsden and Monroeville, Alabama. As of February 12, 1999, the Corporation leases Emerald Bank's locations in Panama City Beach, Destin, Seagrove and Bay Point, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

     While the Corporation may from time to time be a party to various legal proceedings arising from the ordinary course of its business, the Corporation believes that there are currently no proceedings threatened or pending against the Corporation at this time that will individually, or in the aggregate, materially or adversely affect the Corporation's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Corporation's common stock trades on The Nasdaq Stock Market under the symbol "TBNC". As of March 30, 1999, there were approximately 711 record holders of the Corporation's common stock. The range of high and low sales prices from December 10, 1998, the date on which the Company's common stock began trading on Nasdaq, through December 31, 1998 was $14.38 and $11.78. On December 31, 1998, the last sale price for the common stock was $12.43 per share.

     The Corporation has never paid dividends on its common stock, and there can be no assurances that dividends will be paid in the future. The Corporation conducts its principal business through its subsidiaries. The Corporation derives cash available to pay dividends primarily, if not entirely, from dividends paid to the Corporation by its subsidiaries. Certain state and federal legal and regulatory restrictions limit the subsidiaries' ability to pay dividends to the Corporation. The Corporation's ability to pay dividends to its stockholders will depend on the Corporation's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Corporation's ability to service any equity or debt obligations senior to the Corporation common stock and other factors deemed relevant by the Corporation's Board of Directors.

     In September 1997, Warrior purchased shares of Warrior common stock at a price of $4.79 per share from the following Warrior directors who are now directors of the Corporation: Johnny Wallis, 436,200; Marie Swift, 172,500; and Peter N. Dichiara, 90,000. In October 1997, the following directors of the Corporation purchased the following number of shares of Warrior common stock at $4.79 per share: James R. Andrews, 210,000; Charles Barkley, 210,000; Larry R. House, 208,800; James Mailon Kent, Jr., 210,000; Mayer Mitchell, 105,000; Harold Ripps, 210,000; Michael A. Stephens, 210,000; and Larry D. Striplin, 210,000. (The dollar amounts and the share numbers set forth above have been adjusted to take into account the 300-for-one exchange effected in the Warrior merger in September 1998.)

     During 1997, Warrior purchased the John A. Hand Building, a 21-story office building in downtown Birmingham, from Taylor Acquisition Corporation, a corporation owned by James A. Taylor, Chairman and Chief Executive Officer of the Corporation, and certain family members including his son, James A. Taylor, Jr., Executive Vice President and General Counsel of the Corporation. Warrior purchased the building in exchange for 460,500 shares of Warrior common stock, valued at $4.79 per share, and Warrior assumed $1,513,000 in outstanding debt on the property. James A. Taylor received 368,400 shares of Warrior common stock, valued at $4.79 per share, and James A. Taylor, Jr. received 30,000 shares of Warrior common stock, valued at $4.79 per share. Other members of the Taylor family received the remaining 62,100 shares of Warrior common stock. The building, property and related equipment were appraised at $3,718,000 at the time of the transaction.

     During 1998, Warrior sold a total of 495,000 shares of Warrior common stock at $4.79 per share to various executive officers and directors of the Corporation. James A. Taylor, James A. Taylor, Jr., Richard M. Scrushy and James
R. Andrews each purchased 210,000, 105,000, 105,000 and 75,000 shares, respectively. All of the above transactions were structured to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for the Corporation derived from the Corporation's consolidated financial statements and should be read in conjunction with the related consolidated financial statements and notes thereto. See Item 8. Financial Statements and Supplemental Data.

                                                           YEAR ENDED DECEMBER 31,(2)
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF FINANCIAL CONDITION
  DATA:
Total assets................................  $440,845   $307,713   $250,955   $200,739   $149,515
Loans, net of unearned income...............   299,345    179,005    141,228    101,484     70,213
Investment securities.......................    69,851     73,911     73,302     64,905     53,242
Deposits....................................   365,972    264,162    219,644    173,106    131,701
Stockholders' equity........................    51,475     39,981     27,442     25,146     17,000
SELECTED STATEMENT OF OPERATIONS DATA:
Interest income.............................    28,167     22,590     17,593     13,820     10,800
Interest expense............................    13,225     10,401      7,886      5,932      4,086
                                              --------   --------   --------   --------   --------
          Net interest income...............    14,942     12,189      9,707      7,888      6,714
Provision for loan losses...................     3,094      1,516        896        550        167
Noninterest income..........................     2,617      2,205      1,956      1,621      1,461
Merger related costs........................     1,466         --         --         --         --
Other noninterest expense...................    14,460      9,913      8,663      7,285      5,524
                                              --------   --------   --------   --------   --------
Income (loss) before tax....................    (1,461)     2,965      2,104      1,674      2,484
Income tax (benefit) expense................    (1,022)       891        647        326        638
                                              --------   --------   --------   --------   --------
          Net(loss)income...................  $   (439)  $  2,074   $  1,457   $  1,348   $  1,846
                                              ========   ========   ========   ========   ========
PER SHARE DATA:
Net (loss) income -- basic and diluted......  $   (.04)  $    .29   $    .21   $    .21   $    .34
Book value..................................      4.82       4.39       3.99       3.79       3.18
Dividends(1)................................        --        .09        .08        .08        .07
PERFORMANCE RATIOS:
Return on average assets....................      (.12)%      .75%       .66%       .76%      1.26%
Return on average equity....................     (1.06)      7.05       5.49       6.02      10.91
ASSET QUALITY RATIOS:
Allowance for loan losses to nonperforming
  loans.....................................    209.20%    114.65%     82.28%    190.34%    210.47%
Allowance for loan losses to loans, net of
  unearned income...........................      1.29       1.19       1.20       1.46       1.77
Nonperforming loans to loans, net of
  unearned income...........................       .62       1.04       1.45        .76        .84
Net loan charge-offs to average loans.......       .78        .66        .58        .37        .25
CAPITAL RATIOS:
Leverage ratio..............................     11.76%     14.17%     12.31%     12.54%     11.42%
Tier 1 risk-based capital ratio.............     14.89      19.49      16.72      21.58      20.68
Total risk-based capital ratio..............     16.02      20.55      17.77      22.83      21.93

(1) Dividends per share represent dividends paid on the common stock of the Corporation's predecessor Warrior, prior to the merger.
(2) Information for all prior periods has been restated for the poolings of interest completed during 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following is a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

     The Corporation was established in April 1998 so that Warrior Capital Corporation, a registered Alabama bank holding company could merge into the Corporation and thereby change its name to "The Banc Corporation" and its domicile from Alabama to Delaware. Warrior merged with the Corporation on September 24, 1998. Before it merged with Warrior, the Corporation was a shell corporation with no independent operations. The principal subsidiary of the Corporation is The Bank, a bank organized and existing under the laws of Alabama and headquartered in Birmingham, Alabama. See "Business."

     Recently Completed Acquisitions. The acquisitions of other banks and related institutions have contributed significantly to the Corporation's growth since the Warrior merger. The following chart lists the Corporation's business combinations completed during 1998 and thus far in 1999:

                                      1998

 DATE COMPLETED             COMPANY ACQUIRED                     BANKING LOCATIONS
 --------------             ----------------                     -----------------
October 16, 1998    Commercial Bancshares of Roanoke,   Roanoke, Alabama(2)
                      Inc.
October 30, 1998    First Citizens Bancorp, Inc.        Monroeville(2) and Frisco City,
                                                          Alabama
October 30, 1998    City National Corporation           Sylacauga, Childersburg and Mignon,
                                                          Alabama
November 6, 1998    Commerce Bank of Alabama            Albertville, Gadsden, Guntersville
                                                          and Rainbow City, Alabama

                                      1999

 DATE COMPLETED             COMPANY ACQUIRED                     BANKING LOCATIONS
 --------------             ----------------                     -----------------
February 12, 1999   Emerald Coast Bancshares, Inc.      Panama City Beach, Destin, Seagrove
                                                          and Bay Point, Florida

     Pending Acquisitions. The following chart lists three other financial institutions the Corporation has agreed to acquire since January 1, 1999:

DATE OF AGREEMENT        COMPANY TO BE ACQUIRED                  BANKING LOCATIONS
-----------------        ----------------------                  -----------------
January 13, 1999    BankersTrust of Alabama, Inc.       Huntsville and Madison, Alabama
February 25, 1999   C&L Banking Corporation             Bristol, Florida
February 25, 1999   C&L Bank of Blountstown             Blountstown and Altha, Florida

     This discussion contains information and forward-looking statements that are based on the Corporation's belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed and pending acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; Year 2000 compliance issues and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those anticipated, estimated, projected or expected.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities.

     The Corporation has a five-step plan to resolve the Year 2000 Issue:

     - establishing awareness of and educating key personnel with respect to Year 2000 issues and the Corporation's plan to address those potential problems;

     - identifying significant systems and assessing potential Year 2000 issues relating to those systems;

     - renovating and repairing noncompliant systems;

     - testing and validating solutions; and

     - implementing those solutions.

     To date, the Corporation has completed the first three steps and expects to complete the remaining steps during the second and third quarters of 1999. The Corporation determined that it needed to upgrade significant portions of its software and hardware so that those systems will utilize dates beyond December 31, 1999. The Corporation presently believes that with these upgrades of its existing software and hardware, potential Year 2000 issues can be mitigated.

     The Corporation adopted a Year 2000 Merger Policy to address Year 2000 issues related to the Corporation's acquisitions. The Year 2000 Merger Policy is designed to act as a guide for both the Corporation and its acquired entities in addressing Year 2000 issues. The Corporation is using this policy to ensure that both the Corporation and its acquired entities follow a logical and planned process for identifying, assessing and remediating Year 2000 issues and testing and implementing those solutions.

     The Corporation is utilizing both internal and external resources to reprogram, replace and test software and other components of its systems for Year 2000 modifications. Modifications have been scheduled to ensure that mission-critical systems are completed in time to allow for extended testing.

     The Corporation's systems are divided into two categories, those maintained internally by the Corporation's information systems personnel and those provided by external vendors. For internally maintained systems, revisions were implemented during the first quarter of 1999. The Corporation has already installed the Year 2000 releases provided by vendors on its core-business systems and is on target to complete century date testing and validation of these core business systems. For the remainder of the externally maintained systems, the Corporation has received written confirmation from its vendors that each system will be made Year 2000 compliant in 1999. The Corporation will continue to assess with its vendors the status of their Year 2000 compliance and install any necessary additional code releases through 1999.

     The majority of the Corporation's software is supplied by third parties affecting most significant systems of the Corporation. The Corporation has begun formal communications with all of its significant suppliers and large customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Corporation is applying the majority of its resources that are allocated to the Year 2000 Issue to installing and testing vendor releases. To date, the Corporation is not aware of any external agent with a Year 2000 issue that would have a material adverse effect on the Corporation's financial condition or results of operations.

     The projected total cost of the Year 2000 project is currently estimated at approximately $300,000 and is being funded through operating cash flows. As of December 31, 1998, the Corporation has incurred $140,000 in expenses, with $2,000 and $138,000 expensed in 1997 and 1998, respectively. The majority of the remaining cost will be spent on converting each of the recently acquired banks to a centralized data processing system. These conversions are scheduled to be completed in the first half of 1999. The costs of the project and the date on which the Corporation plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans.

     The Corporation believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. However, disruptions in the economy that are beyond the Corporation's control resulting from Year 2000 issues could materially adversely affect the Corporation. Furthermore, the Corporation has no means of ensuring that third parties that it does not control will be Year 2000 compliant. The Corporation believes that failure of third parties to address their Year 2000 problems in a timely fashion presents the greatest likelihood of the Corporation not being Year 2000 compliant. Such a failure could materially adversely impact the Corporation's operations, the estimated costs of the Year 2000 project and the target dates for completion. The effect of non-compliance by third parties is not determinable at this time. The Corporation could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability, if any and lost revenue cannot be reasonably estimated at this time.

     The Corporation is currently developing contingency plans in the event that efforts to renovate the Corporation's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans address risk factors related to the Corporation's acquisitions, including the inadequate allocation of resources to Year 2000 issues by one or more of the acquired companies; and the potential costs of completing renovation or replacement of non-compliant systems of one or more of the acquired companies.

RESULTS OF OPERATIONS

  Year Ended December 31, 1998, compared with years ended December 31, 1997 and 1996

     Net income (loss) decreased $2.5 million, to ($439,000) for the year ended December 31, 1998, from $2.1 million for the year ended December 31, 1997, primarily because of (a) increased loan loss reserves and (b) non-recurring expenses incurred for the Corporation's recently completed mergers. Without the non-recurring charges operating earnings for the year ended December 31, 1998 would have decreased 50.5% to $1.0 million from 1997 net income of $2.1 million, and decreased 29.5% from 1996 net income of $1.5 million.

     The Corporation's return on average assets in 1998 was (.12)%, compared to .75% in 1997 and .66% in 1996. Return on average equity was (1.06)% in 1998 compared to 7.05% in 1997 and 5.49% in 1996. Average equity to average assets was 11.5% in 1998 compared to 10.6% in 1997 and 12.1% in 1996.

     Net interest income increased $2.7 million, or 22.6% to $14.9 million for the year ended December 31, 1998, from $12.2 million for the year ended December 31, 1997, which increased $2.5 million, or 25.6% from $9.7 million in 1996. Interest income increased $5.6 million, or 24.6% to $28.2 million for the year ended December 31, 1998 from $22.6 million for the year ended December 31, 1997, which increased $5.0 million, or 28.4%, from $17.6 million for the year ended December 31, 1996.

     The increase in interest income is attributable to an increase in average earning assets, due primarily to the opening of a branch office in Birmingham, Alabama on July 1, 1998. Average loans increased $57.9 million or 35.4% to $221.7 million during 1998 from $163.8 million for the year ended December 31, 1997, which increased $45.8 million or 38.9% from $118.0 million for the year 1996.

     Interest expense increased $2.8 million, or 27.2% to $13.2 million for the year ended December 31, 1998 from $10.4 million for the year ended December 31, 1997, which increased $2.5 million, or 31.9% from $7.9 million in 1996. The increase in interest expense is mainly attributable to the opening of the Birmingham branch on July 1, 1998, which experienced rapid deposit growth. Average interest-bearing deposits increased $50.5 million, or 24.2% to $259.6 million for 1998, from $209.1 million for 1997 which increased $47.6 million, or 29.4% from $161.5 million in 1996.

     The provision for loan losses was $3.1 million for the year ended December 31, 1998 compared to $1.5 million in 1997 and $896,000 in 1996. The
Corporation's allowance for loan losses as a percentage of loans was 1.3% at December 31, 1998, compared to 1.2% at December 31, 1997 and 1996. The allowance for loan losses as a percentage of period-end nonperforming loans was 209.2% at December 31, 1998, compared to 114.6% at December 31, 1997 and 82.3% at December 31, 1996. The Corporation had net charge-offs of $1.7 million in 1998, resulting in a ratio of net charge-offs to average loans of .8%. This compares to $1.1 million or .7% in 1997 and $683,000 or .6% in 1996.

     Noninterest income increased $412,000, or 18.7% to $2.6 million in 1998, from $2.2 million in 1997, which increased $249,000, or 12.7% from $2.0 million in 1996, primarily as the result of additional customer service charges and fees.

     Noninterest expense increased $6.0 million, or 60.6% to $15.9 million in 1998 from $9.9 million in 1997, which increased $1.3 million, or 14.4% from $8.7 million in 1996. The increase is primarily attributable to increases in salaries and employee benefits, occupancy expenses due to the opening of new offices, the creation of new departments and the conversion of the data processing system. Another major component of the increase in noninterest expense is approximately $1.5 million incurred in legal, accounting and printing expenses related to the Corporations recent acquisitions and the write off of obsolete equipment.

     The Corporation's income tax benefit for 1998 was $1.0 million (70.0%) on a loss of $1.5 million. For 1997 and 1996, the Corporation's income tax expense was $891,000 (30.1%) and $647,000 (30.8%) on pre-tax income of $3.0 million and
$2.1 million, respectively. The primary difference in the effective tax rate and the federal statutory rate (34%) for 1998 arose from the recognition of a rehabilitation tax credit of $1.7 million generated from the restoration of the Corporation's headquarters, the John A. Hand building. The rate differences for 1997 and 1996 are related to the Corporation's investment in tax-free state, county and municipal securities.

     The Corporation's determination of the realization of the deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by The Bank and the implementation of various tax planning strategies to maximize realization of the deferred tax asset. The Corporation believes that The Bank may be able to generate sufficient operating earnings to realize the deferred tax benefits. In addition, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. Because of these uncertainties, a valuation allowance has been established. The Corporation periodically evaluates the realizability of the deferred tax asset and, if necessary, adjusts the valuation allowance accordingly.

NET INTEREST INCOME

     The largest component of the Corporation's net income is its net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings used in support of such assets. Net interest income is determined by the rates earned on the Corporation's interest earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Corporation's net interest margin.

     Average Balances, Income, Expenses and Rates. The following tables depict, on a tax-equivalent basis for the periods indicated, certain information related to the Corporation's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

             CONSOLIDATED AVERAGE BALANCES, INTEREST/INCOME/EXPENSE
                    AND YIELD/RATES TAXABLE EQUIVALENT BASIS

                                                                          YEAR ENDED DECEMBER 31
                                          ---------------------------------------------------------------------------------------
                                                     1998                          1997                          1996
                                          ---------------------------   ---------------------------   ---------------------------
                                          AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
                                          BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
                                                                          (DOLLARS IN THOUSANDS)
                                                             ASSETS
Earning assets:
  Loans, net of unearned income(1)......  $221,687   $22,249   10.04%   $163,788   $16,683   10.19%   $117,960   $12,448   10.55%
  Investment securities
    Taxable.............................    70,152     4,188    5.97      67,773     4,407    6.50      54,851     3,552    6.48
    Tax-exempt..........................    14,081       953    6.77       8,441       661    7.83       9,771       799    8.18
                                          --------   -------            --------   -------            --------   -------
        Total investment securities.....    84,233     5,141    6.10      76,214     5,068    6.65      64,622     4,351    6.73
    Federal funds sold..................    14,897       903    6.06      16,559       924    5.58      18,126       932    5.14
    Other investments...................     1,292       112    8.67       1,140        83    7.28         812        65    8.00
                                          --------   -------            --------   -------            --------   -------
        Total interest-earning assets...   322,109    28,405    8.82     257,701    22,758    8.83     201,520    17,796    8.83
Noninterest-earning assets:
  Cash and due from banks...............    14,573                        10,973                         8,840
  Premises and equipment................    18,355                         4,251                         3,501
  Accrued interest and other assets.....     6,404                         6,726                         7,340
  Allowance for loan losses.............    (3,657)                       (1,993)                       (1,517)
                                          --------                      --------                      --------
        Total assets....................  $357,784                      $277,658                      $219,684
                                          ========                      ========                      ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits.......................  $ 64,321   $ 2,199    3.42%   $ 38,817   $ 1,333    3.43%   $ 32,452   $   995    3.07%
  Savings deposits......................    24,601       720    2.93      26,917       780    2.90      26,135       795    3.04
  Time deposits.........................   170,688     9,932    5.82     143,361     8,236    5.74     102,951     6,068    5.89
  Other borrowings......................     7,694       374    4.86       1,052        52    4.94         620        28    4.52
                                          --------   -------   -----    --------   -------   -----    --------   -------   -----
        Total interest-bearing
          liabilities...................   267,304    13,225    4.95     210,147    10,401    4.95     162,158     7,886    4.86%
Noninterest-bearing liabilities:
  Demand deposits.......................    42,943                        35,859                        28,673
  Accrued interest and other
    liabilities.........................     6,257                         2,243                         2,308
  Stockholders' equity..................    41,280                        29,409                        26,545
                                          --------                      --------                      --------
        Total liabilities and
          stockholders' equity..........  $357,784                      $277,658                      $219,684
                                          ========                      ========                      ========
Net interest income/net interest
  spread................................              15,180   3.87%                12,357   3.88%                 9,910   3.97%
                                                               =====                         =====                         =====
Net yield on earning assets.............                       4.71%                         4.80%                         4.92%
                                                               =====                         =====                         =====
Taxable equivalent adjustment:
  Investment securities(2)..............                 238                           168                           203
                                                     -------                       -------                       -------
        Net interest income.............             $14,942                       $12,189                       $ 9,707
                                                     =======                       =======                       =======

---------------

(1) Nonaccrual loans of an immaterial amount are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net income for the years ended December 31, 1998 and 1997.

                                                              YEAR ENDED DECEMBER 31
                                             ---------------------------------------------------------
                                                    1998 VS 1997                  1997 VS 1996
                                             ---------------------------   ---------------------------
                                                          CHANGES DUE TO                CHANGES DUE TO
                                              INCREASE    --------------    INCREASE    --------------
                                             (DECREASE)   RATE    VOLUME   (DECREASE)   RATE    VOLUME
                                             ----------   -----   ------   ----------   -----   ------
                                                              (DOLLARS IN THOUSANDS)
Increase (decrease) in:
  Income from earning assets:
     Interest and fees on loans............    $5,566     $(246)  $5,812     $4,235     $(439)  $4,674
     Interest on securities:
          Taxable..........................      (219)     (362)     143        855        15      840
          Tax-exempt.......................       292       (97)     389       (138)      (34)    (104)
  Interest on federal funds................       (21)       79     (100)        (8)       79      (87)
  Interest on other investments............        29        16       13         18        (6)      24
                                               ------     -----   ------     ------     -----   ------
          Total interest income............     5,647      (610)   6,257      4,962      (385)   5,347
                                               ------     -----   ------     ------     -----   ------
Expense from interest-bearing liabilities:
  Interest on demand deposits..............       866       (10)     876        338       122      216
  Interest on savings deposits.............       (60)        7      (67)       (15)      (38)      23
  Interest on time deposits................     1,696       126    1,570      2,168      (155)   2,323
  Interest on other borrowings.............       322        (5)     327         24         3       21
                                               ------     -----   ------     ------     -----   ------
          Total interest expense...........     2,824       118    2,706      2,515       (68)   2,583
                                               ------     -----   ------     ------     -----   ------
          Net interest income..............    $2,823     $(728)  $3,551     $2,447     $(317)  $2,764
                                               ======     =====   ======     ======     =====   ======

---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in rate.

MARKET RISK -- INTEREST RATE SENSITIVITY

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. The Corporation's primary market risk is interest rate risk.

     The primary objective of Asset/Liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. The relationship of rate sensitive earning assets to rate sensitive liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate sensitive earning assets and interest-bearing liabilities are those that can be repriced to current market rates within a relatively short time period.

     Over the next twelve months approximately $6.1 million more interest-bearing liabilities than interest earning assets can be repriced to current market rates. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 1998, was 0.97, indicating a slightly liability sensitive position. However, the Corporation's interest rate risk is heavily asset sensitive during the first ninety days of 1999. As of December 31, 1998, the Corporation's interest rate risk model indicated that projected net interest income would increase on an annual basis by 3.6% assuming an instantaneous increase in interest rates of 200 basis points, or decrease on an annual basis by 4.0%, assuming an instantaneous decrease of 200 basis points

     The Corporation attempts to manage the one-year gap position as close to even as possible. This ensures the Corporation of avoiding wide variances in case of a rapid change in its interest rate environment. Also, certain products that are classified as being rate sensitive do not reprice on a contractual basis. These products include regular savings, interest-bearing transaction accounts, money market and now accounts. The rates paid on these accounts are not typically directly related to market interest rates and management exercises some discretion in adjusting these rates as market rates change. In the event of a rapid shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

     The Corporation evaluates interest rate sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to decrease interest rate sensitivity risk. The Corporation uses computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

     The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize its earnings by investing its excess funds in securities and other securitized loan assets with maturities matching its offsetting liabilities. See the "Selected Loan Maturity and Interest Rate Sensitivity" and the "Maturity Distribution of Investment Securities" tables.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Corporation maintains an allowance for loan losses at a level that it believes is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credits and unfunded lines of credit. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

     The Bank's personnel conducts a review of all loans over $250,000 and a sample of loans less than $250,000. Specific reserves are allocated based on these reviews. General reserves are allocated based on the aforementioned factors. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The adequacy of the allowance for loan losses and the effectiveness of the Corporation's monitoring and analysis system are also reviewed periodically by the banking regulators.

     Additions to the allowance for loan losses, which are expensed on the Corporation's statement of operations, are made periodically to maintain the allowance at an appropriate level based on the analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. Total loans net of unearned income increased 67.2% to $299.3 million for the year ended December 31, 1998 from $179.0 million at December 31, 1997. While loan growth was significant in 1998, it was well diversified between commercial, industrial, agricultural, consumer and mortgage loans. Commercial, industrial and agricultural loans increased $54.4 million, or 93.9%, consumer loans increased $18.6 million, or 43.7% and mortgage loans increased $41.9 million, or 54.5%.

     Net charge-offs increased 60.8% over the same period from $1.1 million in 1997 to $1.7 million in 1998. The ratio of net charge-offs to average loans has increased in each of the past four years, averaging 0.53%, with the last two years being 0.78% in 1998 and 0.66% in 1997. Historically, net charge-offs have been more significant for commercial and consumer loans. Allowance for loan losses as a percentage of non-performing loans increased to 209.2% at December 31, 1998 from 114.6% at December 31, 1997. The dollar level of nonperforming loans has remained consistent for the past three years; however, with the dramatic increase in loan volume, the actual dollar amount could increase in the future. The allowance as a percentage of period ending loans at December 31, 1998 was 1.29%. The average allowance as a percentage of period ending loans for the last three years has been 1.28%.

     The following table summarizes certain information with respect to the Corporation's allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                         YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------
                                             1998       1997       1996       1995      1994
                                           --------   --------   --------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  period.................................  $  2,129   $  1,690   $  1,477   $  1,246   $ 1,251
Allowance of acquired bank...............       368         --         --         --        --
Charge-offs:
  Commercial, industrial and
     agricultural........................       803        522         67          7       125
  Real estate............................       267         57         46         58        --
  Consumer...............................     1,205        779        731        403       149
                                           --------   --------   --------   --------   -------
          Total charge-offs..............     2,275      1,358        844        468       274
Recoveries:
  Commercial, industrial and
     agricultural........................        77         40         22         24         3
  Real estate............................        81         23          5          3         1
  Consumer...............................       385        218        134        122        99
                                           --------   --------   --------   --------   -------
          Total recoveries...............       543        281        161        149       103
                                           --------   --------   --------   --------   -------
Net charge-offs..........................     1,732      1,077        683        319       171
Provision for loan losses................     3,094      1,516        896        550       166
                                           --------   --------   --------   --------   -------
Allowance for loan losses at end of
  period.................................  $  3,859   $  2,129   $  1,690   $  1,477   $ 1,246
                                           ========   ========   ========   ========   =======
Loans at end of period, net of unearned
  income.................................  $299,345   $179,005   $141,228   $101,484   $70,213
Average loans, net of unearned income....   221,687    163,788    117,960     85,229    68,600
Ratio of ending allowance to ending
  loans..................................      1.29%      1.19%      1.20%      1.46%     1.77%
Ratio of net charge-offs to average
  loans..................................      0.78       0.66       0.58       0.37      0.25
Net charge-offs as a percentage of:
  Provision for loan losses..............      56.0       71.0       76.2       58.0     103.0
  Allowance for loan losses..............      44.9       50.6       40.4       21.6      13.7
Allowance for loan losses as a percentage
  of nonperforming loans.................     209.2      114.6       82.3      190.3     210.5

     Allocation of Allowance. The Corporation historically has allocated its allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                        DECEMBER 31
                             -------------------------------------------------------------------------------------------------
                                   1998                1997                1996                1995                1994
                             -----------------   -----------------   -----------------   -----------------   -----------------
                                      PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                         OF                  OF                  OF                  OF                  OF
                             AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                             ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                  (DOLLARS IN THOUSANDS)
Domestic
  Commercial, industrial
    and agricultural.......  $1,659       43%    $  684       32%    $  483      29%     $  340      23%     $  170      14%
  Real
   estate -- Construction..      77        2        120        6         69       4          62       4          50       4
  Real
    estate -- Mortgage.....     232        6        787       37        640      38         573      38         574      46
  Consumer.................   1,852       48        512       24        478      28         496      34         440      35
  Other....................      39        1         26        1         20       1           6       1          12       1
                             ------    -----     ------    -----     ------     ---      ------     ---      ------     ---
                             $3,859      100%    $2,129      100%    $1,690     100%     $1,477     100%     $1,246     100%
                             ======    =====     ======    =====     ======     ===      ======     ===      ======     ===

     Nonperforming Assets. The following table represents the Corporation's nonperforming assets for the dates indicated.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                        DECEMBER 31
                                                           --------------------------------------
                                                            1998     1997     1996    1995   1994
                                                           ------   ------   ------   ----   ----
                                                                       (IN THOUSANDS)
Nonaccrual...............................................  $  920   $  978   $1,478   $420   $249
Past due (contractually past due 90 days or more)........     925      879      576    356    343
Restructured.............................................      --       --       --     --     --
                                                           ------   ------   ------   ----   ----
                                                           $1,845   $1,857   $2,054   $776   $592
                                                           ======   ======   ======   ====   ====

     A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reserved and deducted from earnings as a reduction of reported interest income. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which would necessitate additional charges to earnings.

EARNING ASSETS

     Loans. Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. At December 31, 1998, total loans net of unearned income were $299.3 million, an increase of $120.3 million from $179.0 million at December 31, 1997. Average loans increased $57.9 million for the same period. Loans averaged $221.7 million in 1998 compared to $163.8 million in 1997 and $118.0 million in 1996. At December 31, 1997, total loans net of unearned income were $179.0 million compared to $141.2 million at December 31, 1996, and $101.4 million at December 31, 1995.

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                                   DECEMBER 31
                                               ---------------------------------------------------
                                                 1998       1997       1996       1995      1994
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
Commercial, industrial and agricultural......  $112,268   $ 57,872   $ 40,769   $ 23,488   $ 9,777
Real estate -- construction..................    19,403      9,660      5,604      4,272     2,881
Real estate -- mortgage......................    99,276     67,152     54,249     39,682    32,975
Consumer.....................................    61,139     42,542     39,879     34,293    25,236
Other........................................     8,047      2,995      2,130        443       669
                                               --------   --------   --------   --------   -------
          Total loans........................  $300,133   $180,221   $142,631   $102,178   $71,538
Unearned income..............................      (788)    (1,216)    (1,403)      (694)   (1,325)
Allowance for loan losses....................    (3,859)    (2,129)    (1,690)    (1,477)   (1,246)
                                               --------   --------   --------   --------   -------
          Net loans..........................  $295,486   $176,876   $139,538   $100,007   $68,967
                                               ========   ========   ========   ========   =======

     The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Corporation. The following table sets forth the Corporation's loans maturing within specified intervals at December 31, 1998.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                     (IN THOUSANDS)
                                                        RATE STRUCTURE FOR LOANS MATURING
                      MATURITY                                    OVER ONE YEAR
-----------------------------------------------------   ---------------------------------
           OVER ONE YEAR
ONE YEAR   THROUGH FIVE                                 PREDETERMINED      FLOATING OR
OR LESS        YEARS       OVER FIVE YEARS    TOTAL     INTEREST RATE    ADJUSTABLE RATE
--------   -------------   ---------------   --------   --------------   ----------------
$144,062     $111,691          $43,592       $299,345      $122,804          $32,479
========     ========          =======       ========      ========          =======

     The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio.

     Investment Securities. The investment securities portfolio is a significant component of the Corporation's total earning assets. Total securities averaged $84.2 million in 1998, compared to $76.2 million in 1997 and $64.6 million in 1996. At December 31, 1998, the Corporation's securities portfolio totalled $69.8 million.

     The following table sets forth the book value of the securities held by the Corporation at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                 DECEMBER 31
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
U.S. Treasury and U.S. Government agencies..................  $ 3,055   $39,754
State and political subdivisions............................   18,245    11,244
Mortgage-backed securities..................................   46,310    18,976
Other investments...........................................    2,151     3,527
                                                              -------   -------
          Total investment securities.......................  $69,761   $73,501
                                                              =======   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 1998.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                                  MATURING
                                            -------------------------------------------------------------------------------------
                                                              AFTER ONE BUT    AFTER FIVE BUT
                                              WITHIN ONE       WITHIN FIVE       WITHIN TEN
                                                 YEAR             YEARS            YEARS        AFTER TEN YEARS        TOTAL
                                            --------------   ---------------   --------------   ---------------   ---------------
                                            AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                                            ------   -----   -------   -----   ------   -----   -------   -----   -------   -----
                                                                   (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and Govt Agencies.........  $ 847    4.12%   $ 1,208   5.50%   $ 500    6.76%   $   500   7.01%   $ 3,055   5.57%
  State and political subdivision.........    231    5.84      4,012   5.75    2,647    6.22     11,355   5.20     18,245   5.48
  Mortgage-backed securities..............  1,991    5.21      4,704   6.58    1,817    7.31     37,798   6.39     46,310   6.39
  Other securities........................    563    6.46      1,319   6.47      269    5.51         --     --      2,151   6.35
                                            ------           -------           ------           -------           -------
        Total securities available for
          sale............................  $3,632   5.19%   $11,243   6.16%   $5,233   6.62%   $49,653   6.12%   $69,761   6.12%
                                            ======           =======           ======           =======           =======

     Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $ 14.9 million in 1998, compared to $ 16.6 million in 1997 and $ 18.1 million in 1996. These funds are a primary source of the Corporation's liquidity and are generally invested on an overnight basis.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Deposits. Average total deposits increased $57.6 million, or 23.5% to $302.6 million during 1998, from $245.0 million in 1997. Average total deposits increased $54.8 million, or 28.8% to $245.0 million during 1997, from $190.2 million in 1996.

     The following table sets forth average deposits of the Corporation by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                               AVERAGE FOR THE YEAR
                                    ---------------------------------------------------------------------------
                                             1998                      1997                      1996
                                    -----------------------   -----------------------   -----------------------
                                      AVERAGE                   AVERAGE                   AVERAGE
                                      AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                                    OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                                    -----------   ---------   -----------   ---------   -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits........................   $ 42,943         --%      $ 35,859         --%      $ 28,673         --%
Interest bearing demand
  deposits........................     64,321       3.42         38,817       3.43         32,452       3.07
Savings deposits..................     24,601       2.93         26,917       2.90         26,135       3.04
Time deposits.....................    170,688       5.82        143,361       5.75        102,951       5.89
                                     --------                  --------                  --------
          Total average
            deposits..............   $302,553       4.25%      $244,954       4.22%      $190,211       4.13%
                                     ========                  ========                  ========

     Deposits, and particularly core deposits, have historically been the Corporation's primary source of funding and have enabled the Corporation to meet successfully both its short-term and long-term liquidity needs. The Corporation anticipates that such deposits will continue to be its primary source of funding in the future. The Corporation's loan to deposit ratio was 81.7% at December 31, 1998, compared to 67.8% at December 31, 1997. The maturity distribution of the Corporation's time deposits over $100,000 at December 31, 1998 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

              AT DECEMBER 31, 1998
------------------------------------------------
 UNDER     3-6      6-12       OVER
3 MONTHS  MONTHS   MONTHS    12 MONTHS    TOTAL
--------  ------   -------   ---------   -------
                 (IN THOUSANDS)
$21,662   $6,638   $12,509    $9,304     $50,113
========  ======   =======    ======     =======

     Approximately 43.2 % of the Corporation's time deposits over $100,000 had scheduled maturities within three months. The Corporation believes that large denomination certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. While some financial institutions partially fund their balance sheets using large certificates of deposits obtained through brokers, these broker deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Corporation does not actively solicit brokered deposits.

     Advances from Federal Home Loan Bank. In order to meet additional loan demand, The Bank borrowed $18.7 million from the FHLB during 1998. The following is a summary of advances from the FHLB outstanding as of December 31, 1998.

                                                              INTEREST
MATURITY DATE                                                   RATE      AMOUNT
-------------                                                 --------    -------
February 6, 2003............................................   4.99%      $15,660
July 10, 2008...............................................   4.99%        3,000
                                                                          -------
                                                                          $18,660
                                                                          =======

     The advances are secured by FHLB stock and a blanket lien on certain residential real estate loans.

NONINTEREST EXPENSE

     Noninterest expense increased $6.0 million, or 60.6% to $15.9 million in 1998 from $9.9 million in 1997. The increase is primarily attributable to the increases in salaries and employee benefits, occupancy expenses, the creation of new departments and the conversion of the data processing system. During 1998, the Corporation was formed and staffed appropriately to manage its growth. New branches were opened in Birmingham and Decatur resulting in increased salaries and benefits and occupancy expense. The various data processing systems acquired were consolidated into a new operations center which was staffed with existing employees. Salaries and benefits increased $2.1 million and occupancy expense increased $500,000. The other major component of the increase in noninterest expense was $1.5 million incurred in legal, accounting and printing expenses related to the Corporation's recent acquisitions and the write off of obsolete equipment and software.

REGULATORY CAPITAL TABLE

     The table below represents the Corporation's actual regulatory and minimum regulatory capital requirements at December 31, 1998 (Dollars in thousands):

                                                                                   TO BE WELL
                                                                                   CAPITALIZED
                                                                FOR CAPITAL       UNDER PROMPT
                                                                 ADEQUACY          CORRECTIVE
                                                ACTUAL           PURPOSES       ACTION PROVISIONS
                                            ---------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                            -------   -----   -------   -----   --------   ------
As of December 31, 1998:
  Total Capital...........................  $54,517   16.02%  $27,223   8.00%   $34,029    10.00%
     (to Risk Weighted Assets)
  Tier 1 Capital..........................   50,658   14.89%   13,612   4.00%    20,417     6.00%
     (to Risk Weighted Assets)
  Tier 1 Capital..........................   50,658   11.76%   17,237   4.00%    21,547     5.00%
     (to Average Assets)

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Corporation are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Corporation's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The Corporation seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk -- Interest Rate Sensitivity."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of the Corporation meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All other financial statements and schedules have been omitted because they are not required or are not applicable.

                      THE BANC CORPORATION AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                    CONTENTS

Report of Independent Auditors..............................   31
Consolidated Statements of Financial Condition as of
  December 31, 1998 and 1997................................   32
Consolidated Statements of Operations for years ended
  December 31, 1998, 1997 and 1996..........................   33
Consolidated Statements of Cash Flows for years ended
  December 31, 1998, 1997 and 1996..........................   34
Consolidated Statements of Changes in Stockholders' Equity
  for years ended 1998, 1997 and 1996.......................   36
Notes to Consolidated Financial Statements..................   37

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of The Banc Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Birmingham, Alabama
March 19, 1999

                      THE BANC CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Cash and due from banks.....................................  $ 22,241    $ 11,524
Interest bearing deposits in other banks....................       100         200
Federal funds sold..........................................    14,435      27,605
Securities available for sale...............................    69,851      47,613
Securities held-to-maturity (fair value of $26,309 in
  1997).....................................................        --      26,298
Mortgage loans held for sale................................     1,320          --
Loans.......................................................   300,133     180,221
Unearned income.............................................      (788)     (1,216)
                                                              --------    --------
Loans, net of unearned income...............................   299,345     179,005
Less allowance for loan losses..............................    (3,859)     (2,129)
                                                              --------    --------
          Net loans.........................................   295,486     176,876
Premises and equipment, net.................................    26,414      11,704
Accrued interest receivable.................................     3,176       2,836
Stock in FHLB and Federal Reserve Bank......................     1,535         649
Other assets................................................     6,287       2,408
                                                              --------    --------
                                                              $440,845    $307,713
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing demand................................  $ 59,816    $ 36,174
  Interest-bearing demand...................................    94,030      48,298
  Savings...................................................    24,030      22,975
  Time deposits $100,000 and over...........................    50,113      50,595
  Other time................................................   137,983     106,120
                                                              --------    --------
          Total deposits....................................   365,972     264,162
Advances from FHLB..........................................    18,660          --
Other borrowed funds........................................       550         559
Accrued expenses and other liabilities......................     4,188       3,011
                                                              --------    --------
          Total liabilities.................................   389,370     267,732
Stockholders' equity:
  Preferred stock, par value $.001 per share; shares
     authorized 5,000,000; shares issued -0-................        --          --
  Common stock, par value $.001 per share; shares authorized
     25,000,000; shares issued 10,674,636 in 1998 and
     9,100,122 in 1997......................................        11           9
  Surplus...................................................    36,515      24,222
  Retained earnings.........................................    14,911      15,520
  Accumulated other comprehensive income....................        38         230
                                                              --------    --------
          Total stockholders' equity........................    51,475      39,981
                                                              --------    --------
                                                              $440,845    $307,713
                                                              ========    ========

                See notes to consolidated financial statements.

                      THE BANC CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Interest income:
  Interest and fees on loans................................  $22,249   $16,683   $12,448
  Interest on taxable securities............................    4,188     4,407     3,552
  Interest on tax exempt securities.........................      715       493       596
  Interest on federal funds sold............................      903       924       932
  Interest and dividends on other investments...............      112        83        65
                                                              -------   -------   -------
          Total interest income.............................   28,167    22,590    17,593
Interest expense:
  Interest on deposits......................................   12,851    10,349     7,858
  Interest expense on advances from FHLB and other borrowed
     funds..................................................      374        52        28
                                                              -------   -------   -------
          Total interest expense............................   13,225    10,401     7,886
                                                              -------   -------   -------
Net interest income.........................................   14,942    12,189     9,707
Provision for loan losses...................................    3,094     1,516       896
                                                              -------   -------   -------
          Net interest income after provision for loan
            losses..........................................   11,848    10,673     8,811
Noninterest income:
  Service charges and fees..................................    2,033     1,794     1,619
  Securities gains..........................................      239       212        52
  Other.....................................................      345       199       285
                                                              -------   -------   -------
          Total noninterest income..........................    2,617     2,205     1,956
Noninterest expense:
  Salaries and employee benefits............................    7,589     5,476     4,635
  Occupancy and equipment...................................    2,077     1,564     1,372
  Merger related costs......................................    1,466        --        --
  Other.....................................................    4,794     2,873     2,656
                                                              -------   -------   -------
          Total noninterest expense.........................   15,926     9,913     8,663
                                                              -------   -------   -------
(Loss) income before income taxes...........................   (1,461)    2,965     2,104
Income tax (benefit) expense................................   (1,022)      891       647
                                                              -------   -------   -------
          Net (loss) income.................................  $  (439)  $ 2,074   $ 1,457
                                                              =======   =======   =======
Average common shares outstanding...........................    9,735     7,175     6,791
Average common shares outstanding, assuming dilution........    9,783     7,246     6,883
Basic and diluted net (loss) income per common share........  $  (.04)  $   .29   $   .21
Dividends per common share..................................       --       .09       .08

                See notes to consolidated financial statements.

                      THE BANC CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
OPERATING ACTIVITIES
Net (loss) income...........................................  $    (439)  $  2,074   $  1,457
Adjustments to reconcile net (loss) income to net cash
  provided by operations:
  Depreciation..............................................      1,278        723        635
  Net amortization (accretion) of securities................        292       (259)       (76)
  Gain on sale of securities available for sale.............       (239)      (212)       (52)
  Provision for loan losses.................................      3,094      1,516        896
  Increase in mortgage loans held for sale..................     (1,320)        --         --
  Decrease (increase) in accrued interest receivable........         23       (295)      (331)
  Deferred income taxes (benefit)...........................     (1,741)       190       (121)
  Other changes, net........................................      1,349       (122)       270
                                                              ---------   --------   --------
          Net cash provided by operating activities.........      2,297      3,615      2,678
INVESTING ACTIVITIES
Proceeds from maturity of interest bearing deposits.........        300         --        202
Decrease (increase) in federal funds sold...................     21,420    (14,135)     3,890
Proceeds from sales of securities available for sale........     58,605     23,219      9,107
Proceeds from maturities of securities available for sale...     35,468      8,951     10,071
Proceeds from maturities of securities held to maturity.....     15,028     12,137     10,178
Purchase of securities available for sale...................    (63,948)   (29,624)   (26,304)
Purchase of securities held to maturity.....................    (23,520)   (14,568)   (11,330)
Net increase in loans.......................................   (108,754)   (38,854)   (40,685)
Net cash paid in business combination.......................     (5,786)        --         --
Purchase of premises and equipment..........................    (14,093)    (1,386)    (2,183)
Other investing activities, net.............................     (3,204)      (404)      (226)
                                                              ---------   --------   --------
          Net cash used in investing activities.............    (88,484)   (54,664)   (47,280)

                      THE BANC CORPORATION AND SUBSIDIARY

                             (AMOUNTS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
FINANCING ACTIVITIES
Net increase in demand and savings deposits.................   46,972    15,788    41,085
Net increase in time deposits...............................   19,237    28,730     6,000
Increase (decrease) in FHLB advances........................   18,660    (1,600)    1,600
Payment on assumed debt.....................................       --    (1,513)       --
(Payments) advances of other borrowed funds.................       (9)      310    (1,005)
Proceeds from issuance and reissuance of common stock.......   12,165    17,890     1,505
Repurchase of common stock..................................       --    (9,496)      (16)
Dividends paid by pooled subsidiary.........................     (121)     (389)     (364)
                                                              -------   -------   -------
Net cash provided by financing activities...................   96,904    49,720    48,805
                                                              -------   -------   -------
Increase (decrease) in cash and due from banks..............   10,717    (1,329)    4,203
Cash and due from banks at beginning of year................   11,524    12,853     8,650
                                                              -------   -------   -------
Cash and due from banks at end of year......................  $22,241   $11,524   $12,853
                                                              =======   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $13,079   $10,268   $ 7,633
  Income taxes..............................................      455       889       796
Noncash transactions:
  Assets acquired in business combination...................  $43,413   $    --   $    --
  Liabilities assumed in business combination...............   36,113        --        --
  Real estate acquired by assuming related liability and
     issuing common stock...................................       --     4,534        --
  Minority interest in subsidiary acquired by issuing common
     stock..................................................      130        --        --

                See notes to consolidated financial statements.

                      THE BANC CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                          ACCUMULATED
                                                                             OTHER
                                                                         COMPREHENSIVE                  TOTAL
                                           COMMON             RETAINED      INCOME       TREASURY   STOCKHOLDERS'
                                           STOCK    SURPLUS   EARNINGS      (LOSS)        STOCK        EQUITY
                                           ------   -------   --------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1996...............   $ 7     $12,083   $12,795        $ 261       $    --       $25,146
  Comprehensive income:
    Net income...........................    --          --     1,457           --                       1,457
    Other comprehensive (loss), net of
      taxes of $147:.....................    --          --        --           --            --            --
      Unrealized losses on securities
         available for sale, net of
         reclassification adjustment.....    --          --        --         (284)           --          (284)
                                                                                                       -------
  Comprehensive income...................                                                                1,173
  Dividends declared.....................    --          --      (364)          --            --          (364)
  Issuance of 234,341 shares of common
    stock, net of direct costs...........    --       1,455        --           --            --         1,455
  Stock options exercised................    --          50        --           --            --            50
  Purchase of 7,454 shares of treasury
    stock................................    --          --        --           --           (16)          (16)
  Retirement of 7,454 shares of treasury
    stock................................    --          --       (16)          --            16            --
                                            ---     -------   -------        -----       -------       -------
BALANCE AT DECEMBER 31, 1996.............     7      13,588    13,872          (23)           --        27,444
  Comprehensive income:..................    --          --        --           --            --            --
    Net income...........................    --          --     2,074           --            --         2,074
    Other comprehensive income, net of
      taxes of $131:
      Unrealized gains on securities
         available for sale, net of
         reclassification adjustment.....    --          --        --          253            --           253
                                                                                                       -------
  Comprehensive income...................                                                                2,327
  Dividends declared.....................    --          --      (389)          --            --          (389)
  Issuance of 1,778,215 shares of common
    stock, net of direct costs...........     2       8,429        --           --            --         8,431
  Acquisition of building through
    issuance of 460,500 shares of common
    stock................................    --       2,205        --           --            --         2,205
  Purchase of 1,990,908 shares of
    treasury stock.......................    --          --        --           --        (9,496)       (9,496)
  Reissuance of treasury stock...........    --          --        --           --         9,459         9,459
  Retirement of 14,908 shares of treasury
    stock................................    --          --       (37)          --            37            --
                                            ---     -------   -------        -----       -------       -------
BALANCE AT DECEMBER 31, 1997.............     9      24,222    15,520          230            --        39,981
  Comprehensive loss:
    Net loss.............................    --          --      (439)          --            --          (439)
    Other comprehensive (loss) net of
      taxes of $128 (Note 1):
      Unrealized losses on securities
         available for sale, arising
         during the period, net of
         reclassification adjustment.....    --          --        --         (192)           --          (192)
                                                                                                       -------
  Comprehensive loss.....................                                                                 (631)
  Issuance of 1,526,054 shares of common
    stock, net of direct costs...........     2      12,116        --           --            --        12,118
  Stock options exercised................    --         177        --           --            --           177
  Redemption of common stock by pooled
    subsidiary...........................    --          --       (49)          --            --           (49)
  Dividends paid by pooled subsidiary....    --          --      (121)          --            --          (121)
                                            ---     -------   -------        -----       -------       -------
BALANCE AT DECEMBER 31, 1998.............   $11     $36,515   $14,911        $  38       $    --       $51,475
                                            ===     =======   =======        =====       =======       =======

                See notes to consolidated financial statements.

                      THE BANC CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Banc Corporation (Corporation) is a bank holding company incorporated under the laws of Delaware in April 1998 and headquartered in Birmingham, Alabama. The Corporation was established so that Warrior Capital Corporation (Warrior) could merge into the Corporation and thereby change its name to "The Banc Corporation" and its domicile from Alabama to Delaware. Warrior merged with the Corporation on September 24, 1998. During the fourth quarter of 1998, the Corporation acquired four financial institutions: Commercial Bancshares of Roanoke, Inc. and its subsidiary, the Commercial Bank of Roanoke (Roanoke), on October 16, 1998; City National Corporation and its subsidiary, City National Bank of Sylacauga (City National), on October 30, 1998; First Citizens Bancorp, Inc. and its subsidiary First Citizens Bank of Monroe County (First Citizens), on October 30, 1998; and Commerce Bank of Alabama (Commerce), on November 6, 1998. Each of the acquired banks and their branches have been merged with and into The Bank resulting in a single bank with 17 branch offices in Alabama.

BASIS OF PRESENTATION

     The consolidated financial statements of the Corporation give retroactive effect to the mergers with Warrior, City National, First Citizens and Commerce, which have been accounted for using the pooling of interests method as described in Note 13. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the prior years have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES

     Investment securities are classified as either held-to-maturity, available for sale or trading at the time of purchase. The Corporation defines held-to-maturity securities as debt securities which management has the positive intent and ability to hold to maturity.

     Held-to-maturity securities are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the effective yield method.

     Securities available for sale are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of deferred taxes, on securities available for sale are reported as a separate component of stockholders' equity until realized.

     Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Interest income with respect to loans is accrued on the principal amount outstanding, except for interest on certain consumer loans, which is recognized over the term of the loan using a method which approximates a level yield.

                      THE BANC CORPORATION AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the loan is impaired. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     Impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions.

     The allowance for loan loss is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Differences between the carrying amount of mortgage loans held for sale and the amounts received upon sale are credited or charged to income at the time the proceeds of the sale are collected. The fair values are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated service lives of the assets using certain straight-line and accelerated methods, generally using five to fifty years for premises and five to ten years for furniture and equipment.

     Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the statement of operations.

INTANGIBLE ASSETS

     Intangible assets, primarily goodwill, are included in other assets, net of amortization calculated on a straight-line basis over a fifteen-year period.

                      THE BANC CORPORATION AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Corporation reviews on a regular basis the carrying value of goodwill to determine if any impairment has occurred or if the period of recoverability has changed. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill will be reduced by the estimated shortfall of such cash flows. At December 31, 1998 and 1997 goodwill, net of accumulated amortization totaled $867,000 and $414,000, respectively.

OTHER REAL ESTATE

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or net realized value in other assets. At the date of acquisition, losses are charged to the allowance for loan losses. Gain or loss from the sale of other real estate is included in other expense.

INCOME TAXES

     The consolidated financial statements are prepared on the accrual basis. The Corporation accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

OFF BALANCE SHEET FINANCIAL INSTRUMENTS

     In the ordinary course of business the Corporation has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

PER SHARE AMOUNTS

     Earnings per share computations are based on the weighted average number of shares outstanding during the periods presented.

     Diluted earnings per share computations are based on the weighted average number of shares outstanding during the period, plus the dilutive effect of stock options. All per share amounts reflect the adoption of SFAS No. 128, Earnings per Share.

STOCK-BASED COMPENSATION

     SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123) establishes a "fair value" based method of accounting for stock-based compensation plans and allows entities to adopt that method of accounting for their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). The Corporation has elected to follow Opinion 25 and related interpretations in accounting for its employee stock options. Under Opinion 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      THE BANC CORPORATION AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Statement 123 requires the disclosure of pro forma net income and earnings per share determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions. Because these assumptions are subjective, the effects of applying Statement 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Corporation adopted SFAS No. 130, Reporting Comprehensive Income (Statement 130). This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The adoption of Statement 130 had no impact on the Corporation's financial condition or results of operations.

     On December 31, 1998, the Corporation adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement 131). This statement changes the reporting of segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The disclosure requirements of Statement 131 had no impact on the Corporation's financial condition or results of operations.

     On December 31, 1998, the Corporation adopted SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits (Statement 132). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The adoption of Statement 132 had no impact on the Corporation's financial condition or results of operation.

     In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133). This statement established accounting and reporting standards for derivatives and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. It also establishes special accounting treatment for fair value hedges, cash flow hedges and foreign currency hedges. The accounting for qualifying hedges results in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of a qualifying hedge or that represent the ineffective portion of a hedge are required to be recognized in earnings in the period of change. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. The impact of adopting Statement 133 on the Corporation's financial condition or results of operations has not been determined at this time.

                      THE BANC CORPORATION AND SUBSIDIARY

2. INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 1998 are as follows:

                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
                                                                 (IN THOUSANDS)
Investment securities available for sale:
  Equity securities............................   $   170       $ --         $ 25       $   145
  U.S. Treasury and agency securities..........     3,055          2            5         3,052
  State, county and municipal securities.......    18,245        448           18        18,675
  Mortgage-backed securities...................    46,310        154          491        45,973
  Corporate debt...............................     1,712         25           --         1,737
  Other securities.............................       269         --           --           269
                                                  -------       ----         ----       -------
          Total................................   $69,761       $629         $539       $69,851
                                                  =======       ====         ====       =======

     The amounts at which investment securities are carried and their approximate fair values at December 31, 1997 are as follows:

                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
                                                                 (IN THOUSANDS)
Investment securities available for sale:
  Equity securities............................   $   261       $  -         $ 38       $   223
  U.S. Treasury and agency securities..........    23,309         55           50        23,314
  State, county and municipal securities.......     7,699        353           --         8,052
  Mortgage-backed securities...................    12,867        101           29        12,939
  Corporate debt...............................     3,067         18           --         3,085
                                                  -------       ----         ----       -------
          Total................................   $47,203       $527         $117       $47,613
                                                  =======       ====         ====       =======
Investment securities held to maturity:
  U.S. Treasury and agency securities..........   $16,444       $ 21         $ 56       $16,409
  State, county and municipal securities.......     3,545         61           13         3,593
  Mortgage-backed securities...................     6,109         25           38         6,096
  Corporate debt...............................       200         11           --           211
                                                  -------       ----         ----       -------
          Total................................   $26,298       $118         $107       $26,309
                                                  =======       ====         ====       =======

     Securities with an amortized cost of $35,850,000 and $29,447,000 at December 31, 1998 and 1997, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

                      THE BANC CORPORATION AND SUBSIDIARY

2. INVESTMENT SECURITIES -- (CONTINUED)
     The amortized cost and estimated fair values of investment securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               SECURITIES AVAILABLE
                                                                     FOR SALE
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
Due in one year or less.....................................   $ 1,470     $ 1,469
Due after one year through five years.......................     6,539       6,659
Due after five years through ten years......................     3,417       3,615
Due after ten years.........................................    11,855      11,990
Mortgage-backed securities..................................    46,310      45,973
Equity securities...........................................       170         145
                                                               -------     -------
                                                               $69,761     $69,851
                                                               =======     =======

     Gross realized gains on sales of investment securities available for sale in 1998, 1997 and 1996 were $351,000, $240,000 and $82,000, respectively, and gross realized losses for the same periods were $112,000, $28,000 and $30,000, respectively.

     During 1998 the Corporation transferred securities with a carrying value of $34,790,000 and fair value of $34,988,000 from the held to maturity category to available for sale. The unrealized gain of $198,000 at the date of transfer has been recognized in other comprehensive income net of deferred income taxes of $79,000. The securities were transferred in order to provide liquidity to the Corporation to meet the increasing loan demand being generated from its Birmingham branch which opened on July 1, 1998.

     The components of other comprehensive loss for the year ended December 31, 1998 are as follows:

                                                    PRE-TAX      INCOME TAX       NET OF INCOME
                                                    AMOUNT    (BENEFIT) EXPENSE        TAX
                                                    -------   -----------------   -------------
     Unrealized losses on available for sale
       securities.................................   $ (81)         $ (47)            $ (34)
     Less: reclassification adjustment for gains
       realized in net loss.......................     239             81               158
                                                     -----          -----             -----
          Net unrealized loss.....................   $(320)         $(128)            $(192)
                                                     =====          =====             =====

3. LOANS

     At December 31, 1998 and 1997 the composition of the loan portfolio was as follows:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Commercial, industrial and agricultural.....................  $112,268   $ 57,872
Real estate -- construction.................................    19,403      9,660
Real estate -- mortgage.....................................    99,276     67,152
Consumer....................................................    61,139     42,542
All other loans.............................................     8,047      2,995
                                                              --------   --------
Total loans.................................................  $300,133   $180,221
                                                              ========   ========

     At December 31, 1998 and 1997 the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $868,000 and $249,000, respectively. There was approximately $130,000

                      THE BANC CORPORATION AND SUBSIDIARY

3. LOANS -- (CONTINUED)
and $26,000 at December 31, 1998 and 1997, respectively, in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 1998, 1997 and 1996 was approximately $559,000, $232,000 and $215,000, respectively. No material amount of interest income was recognized on impaired loans for the years ended December 31, 1998, 1997 and 1996.

     The Corporation has no commitments to loan additional funds to the borrowers whose loans are on nonaccrual.

4. ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 follows:

                                                               1998      1997      1996
                                                              -------   -------   ------
                                                                    (IN THOUSANDS)
Balance at beginning of year................................  $ 2,129   $ 1,690   $1,477
Allowance of acquired bank..................................      368        --       --
Provision for loan losses...................................    3,094     1,516      896
Loan charge-offs............................................   (2,275)   (1,358)    (844)
Recoveries..................................................      543       281      161
                                                              -------   -------   ------
Balance at end of year......................................  $ 3,859   $ 2,129   $1,690
                                                              =======   =======   ======

5. PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 1998 and 1997 are as follows:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Land........................................................  $ 2,929   $ 1,642
Premises....................................................   20,123     4,589
Furniture and equipment.....................................    7,421     4,961
                                                              -------   -------
                                                               30,473    11,192
Less accumulated depreciation and amortization..............   (4,650)   (4,164)
                                                              -------   -------
Net book value of premises and equipment in service.........   25,823     7,028
Real estate under renovation................................      591     4,676
                                                              -------   -------
          Total.............................................  $26,414   $11,704
                                                              =======   =======

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,278,000, $723,000 and $635,000, respectively.

                      THE BANC CORPORATION AND SUBSIDIARY

6. DEPOSITS

     The following schedule details interest expense on deposits:

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               1998      1997      1996
                                                              -------   -------   ------
                                                                    (IN THOUSANDS)
Interest-bearing demand.....................................  $ 2,199   $ 1,333   $  995
Savings.....................................................      720       780      795
Time deposits $100,000 and over.............................    2,585     2,402    2,080
Other time..................................................    7,347     5,834    3,988
                                                              -------   -------   ------
          Total.............................................  $12,851   $10,349   $7,858
                                                              =======   =======   ======

     At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):

1999........................................................  $126,128
2000........................................................    37,435
2001........................................................     6,461
2002........................................................     4,034
2003 and thereafter.........................................    14,038
                                                              --------
                                                              $188,096
                                                              ========

7.  ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

     The following is a summary of advances from the FHLB as of December 31, 1998 (in thousands):

                                                              INTEREST
                       MATURITY DATE                            RATE     AMOUNT
                       -------------                          --------   -------
February 6, 2003............................................   4.99%     $15,660
July 10, 2008...............................................   4.99%       3,000
                                                                         -------
                                                                         $18,660
                                                                         =======

     The advances are secured by FHLB stock and a blanket lien on certain residential real estate loans with a carrying value of approximately $58,017,000 at December 31, 1998.

8.  STOCK OPTION PLAN

     The Corporation has established a stock option plan for directors and certain key employees that provide for the granting of incentive and nonqualified options to purchase up to 1,000,000 shares of the Corporation's common stock. The terms of the options granted are determined by the compensation committee of the Board of Directors. All options granted have a maximum term of ten years, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. All options granted during 1998 under this plan vest 20% on the grant date immediately and an additional 20% annually on the anniversary of the grant date.

                      THE BANC CORPORATION AND SUBSIDIARY

8.  STOCK OPTION PLAN -- (CONTINUED)
     In addition, the Corporation assumed the Commerce Bank of Alabama Incentive Stock Compensation Plan concurrent with the Commerce merger. Options to purchase 82,396 shares of the Corporation's common stock have been granted under this plan. No additional options may be granted under this plan.

     For purposes of the following disclosures, the number and exercise prices for options granted by entities which merged with the Corporation during 1998 have been converted to equivalent amounts for the Corporation based on the exchange ratios in the mergers.

                                                                DECEMBER 31
                                        ------------------------------------------------------------
                                               1998                 1997                 1996
                                        ------------------   ------------------   ------------------
                                                  WEIGHTED             WEIGHTED             WEIGHTED
                                                  AVERAGE              AVERAGE              AVERAGE
                                                  EXERCISE             EXERCISE             EXERCISE
                                        NUMBER     PRICE     NUMBER     PRICE     NUMBER     PRICE
                                        -------   --------   -------   --------   -------   --------
Under option, beginning of year.......  131,353    $ 4.58    125,515    $4.50      64,213    $4.28
  Granted.............................  456,500     11.00      5,838     6.24      72,977     4.67
  Exercised...........................   48,460      3.65         --       --      11,675     4.28
                                        -------              -------              -------
Under option, end of year.............  539,393     10.10    131,353     4.58     125,515     4.50
                                        =======              =======              =======
Exercisable at end of year............  174,193              125,515              117,342
                                        =======              =======              =======
Weighted-average fair value per option
  of options granted during the
  year................................  $  5.61              $  2.74              $  1.68
                                        =======              =======              =======

     A further summary about options outstanding at December 31, 1998 is as follows:

                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
           ---------------------------------------   -----------------------
                           WEIGHTED-     WEIGHTED-                 WEIGHTED-
                            AVERAGE       AVERAGE                   AVERAGE
EXERCISE     NUMBER       CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
 PRICE     OUTSTANDING   LIFE IN YEARS     PRICE     OUTSTANDING     PRICE
--------   -----------   -------------   ---------   -----------   ---------
 $ 4.30       46,700          6.5         $ 4.30        46,700      $ 4.30
   6.24       36,193          7.6           6.24        36,193        6.24
  11.00      456,500         10.0          11.00        91,300       11.00
             -------                                   -------
             539,393          9.5          10.10       174,193        8.21
             =======                                   =======

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1998, 1997 and 1996. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                    DECEMBER 31
                                                             -------------------------
                                                              1998      1997     1996
                                                             -------   ------   ------
Net (loss) income:
  As reported..............................................  $  (439)  $2,074   $1,457
  Pro forma................................................   (2,052)   2,064    1,376
Basic and diluted net (loss) income per share:
  As reported..............................................  $  (.04)  $  .29   $  .21
  Pro forma................................................     (.21)     .28      .20

                      THE BANC CORPORATION AND SUBSIDIARY

8.  STOCK OPTION PLAN -- (CONTINUED)
     The fair value of the options granted in 1998 was based upon the Black-Scholes pricing model using the following assumptions:

Risk-free interest rate.....................................       6.44%
Expected life of the options................................     6 years
Expected dividends (as a percent of the fair value of the
  stock)....................................................       0.00%
Expected volatility.........................................       .424%

9. RETIREMENT PLANS

     Warrior, which merged with the Corporation on September 24, 1998, sponsors a defined benefit plan ("Plan") that provides retirement, disability and death benefits. All employees of Warrior over age 21 are eligible to participate in the plan after the completion of one year of service. The Corporation contributes amounts to the pension funds sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. The net periodic pension costs and the prepaid pension costs related to the Plan are not material to the Corporation's financial condition and results of operations.

     The Corporation sponsors a profit-sharing plan which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $179,000, $170,000 and $147,000 in 1998, 1997, and 1996, respectively.

10. INCOME TAXES

     The components of the income tax (benefit) expense are as follows (in thousands):

                                                               1998     1997    1996
                                                              -------   -----   -----
Current:
  Federal...................................................  $   379   $ 730   $ 671
  State.....................................................       38     133      97
  Benefit of net operating loss carryforwards (NOL).........     (105)   (162)     --
                                                              -------   -----   -----
          Total current expense.............................      312     701     768
          Deferred tax (benefit) expense....................   (1,334)    190    (121)
                                                              -------   -----   -----
          Total income tax (benefit) expense................  $(1,022)  $ 891   $ 647
                                                              =======   =====   =====

                      THE BANC CORPORATION AND SUBSIDIARY

10. INCOME TAXES -- (CONTINUED)
     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                               1998     1997
                                                              ------   ------
Deferred tax assets:
  Rehabilitation tax credit.................................  $1,737   $   --
  Provision for loan losses.................................   1,291      651
  NOL carryover.............................................      --      114
  Alternative minimum tax credit carryover..................      47       95
  Other.....................................................      62       72
                                                              ------   ------
          Total deferred tax assets before valuation
            allowance.......................................   3,137      932
Valuation allowance.........................................    (200)      --
                                                              ------   ------
          Total deferred tax assets after valuation
            allowance.......................................   2,937      932
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................   1,445      816
  Purchase accounting adjustments...........................     318       --
  Depreciation..............................................      99      207
  Cash to accrual basis adjustment..........................      81      138
  Unrealized gain on securities.............................      53      180
  Other.....................................................       7      182
                                                              ------   ------
          Total deferred tax liabilities....................   2,003    1,523
                                                              ------   ------
          Net deferred tax asset (liability)................  $  934   $ (591)
                                                              ======   ======

     The effective tax rate differs from the expected tax using statutory rate of 34%. Reconciliation between the expected tax and the actual income tax (benefit) expense follows (in thousands):

                                                               1998      1997    1996
                                                              -------   ------   ----
Expected (benefit) tax at 34% of income before taxes........  $  (497)  $1,008   $715
Add (deduct):
  Rehabilitation tax credit.................................   (1,737)      --     --
  State income taxes, net of federal tax benefit............      (15)      72     61
  Effect of interest income exempt from Federal income
     taxes..................................................     (254)    (185)  (219)
  Nondeductible merger costs................................      447       --     --
  Basis reduction...........................................      590       --     --
  Valuation Allowance.......................................      200       --     --
  Other items -- net........................................      244       (4)    90
                                                              -------   ------   ----
Income tax (benefit) expense................................  $(1,022)  $  891   $647
                                                              =======   ======   ====

     The Corporation has generated a rehabilitation tax credit of $1,737,000 during 1998 which can be carried forward and utilized through 2019. This credit was established as a result of the restoration and enhancement of the John A. Hand building, which is designated as a Historical Structure and serves as headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 1998.

     At December 31, 1997, the Corporation had net operating loss carryforwards for federal tax purposes of $308,000, which were utilized in 1998.

                      THE BANC CORPORATION AND SUBSIDIARY

10. INCOME TAXES -- (CONTINUED)
     Income taxes paid were $455,000, $889,000 and $796,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Applicable income tax expense of $81,000, $78,000 and $19,000 on securities gains for the years ended December 31, 1998, 1997 and 1996, respectively, is included in income taxes.

11. RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1998 and 1997 were $15,606,000 and $7,240,000, respectively.

     Activity during the year ended December 31, 1998 is summarized as follows (in thousands):

        BALANCE                                                   BALANCE
      DECEMBER 31,                                              DECEMBER 31,
          1997       ADVANCES   REPAYMENTS   RECLASSIFICATION       1998
      ------------   --------   ----------   ----------------   ------------
         $7,240      $21,755     $(8,587)        $(4,802)         $15,606
         ======      =======     =======         =======          =======

     At December 31, 1998, the outstanding deposits of such related parties amounted to approximately $6,787,000.

     During 1997 the Corporation, through its predecessor Warrior, purchased a twenty-one story building in downtown Birmingham from Taylor Acquisition Corporation, a corporation owned by James A. Taylor, Sr., Chairman and Chief Executive Officer of the Corporation and certain family members. The building was purchased through the issuance of 1,535 shares of Warrior common stock (equivalent to 460,500 shares of the Corporation) and, in addition, the Corporation assumed $1,513,000 in outstanding debt on the property. The building and related equipment have been capitalized at the appraised fair value of $3,718,000.

12. COMMITMENTS AND CONTINGENCIES

     The consolidated financial statements do not reflect the Corporation's various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. The following is a summary of the Corporation's maximum exposure to credit loss for loan commitments and standby letters of credit (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Commitments to extend credit................................  $35,828   $16,480
Standby letters of credit...................................    1,874       606

     Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Corporation's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

                      THE BANC CORPORATION AND SUBSIDIARY

12. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     The Corporation is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

13. BUSINESS COMBINATIONS AND MERGER RELATED COSTS

     The Corporation has completed the following business combinations during 1998:

                                                                                        ACCOUNTING
DATE                        INSTITUTION            TOTAL ASSETS      CONSIDERATION      TREATMENT
----                        -----------            ------------      -------------      ----------
                                                   (DOLLARS IN
                                                    MILLIONS)
September 24....  Warrior Capital Corporation          $84        5,448,000 shares of    Pooling
                                                                    common stock
October 16......  Commercial Bancshares of              42        $7,300,000 cash        Purchase
                    Roanoke, Inc.
October 30......  City National Corporation             84        2,026,579 shares of    Pooling
                                                                    common stock
October 30......  First Citizens Bancorp, Inc.          35        652,859 shares of      Pooling
                                                                    common stock
November 6......  Commerce Bank of Alabama             105        1,547,198 shares of    Pooling
                                                                    common stock

     The following table presents financial information contributed by the pooled companies during 1998 prior to the consummation of the mergers (in thousands):

Net interest income
  Warrior...................................................  $2,908
  Commerce..................................................   3,714
  First Citizens............................................   1,706
  City National.............................................   3,231
Net income (loss)
  Warrior...................................................  $  387
  Commence..................................................    (404)
  First Citizens............................................     175
  City National.............................................    (209)

                      THE BANC CORPORATION AND SUBSIDIARY

13. BUSINESS COMBINATIONS AND MERGER RELATED COSTS -- (CONTINUED)
     The following table presents net interest income, net income and net income per common share as reported by Warrior, Commerce, First Citizens, City National and on a combined basis in the years prior to the mergers (amounts in thousands, except per share data):

                                                               1997      1996
                                                              -------   ------
Net interest income:
  Warrior...................................................  $ 3,152   $2,826
  Commerce..................................................    3,485    1,886
  First Citizens............................................    1,742    1,429
  City National.............................................    3,810    3,566
                                                              -------   ------
  Combined..................................................  $12,189   $9,707
                                                              =======   ======
Net income (loss):
  Warrior...................................................  $   798   $  790
  Commerce..................................................      228     (293)
  First Citizens............................................      423      400
  City National.............................................      625      560
                                                              -------   ------
  Combined..................................................  $ 2,074   $1,457
                                                              =======   ======
Net income (loss) per equivalent share of Corporation:
  Warrior...................................................  $   .26   $  .29
  Commerce..................................................      .15     (.20)
  First Citizens............................................      .68      .64
  City National.............................................      .31      .28
  Combined..................................................      .29      .21

     The Corporation's consolidated financial statements include the results of operations of Commercial Bancshares of Roanoke, Inc., only from October 16, 1998, its date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if Commercial Bancshares of Roanoke, Inc., had been acquired on January 1, 1997. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisition had occurred as of the beginning of the periods presented, or of results that may occur in the future.

                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Interest income.............................................   $30,481     $25,704
Interest expense............................................    14,303      11,708
                                                               -------     -------
          Net interest income...............................    16,178      13,996
Provision for loan losses...................................     3,437       1,917
Noninterest income..........................................     3,406       3,185
Noninterest expense.........................................    17,462      11,922
                                                               -------     -------
  (Loss) income before income taxes.........................    (1,315)      3,342
Income tax (benefit) expense................................      (985)        960
                                                               -------     -------
          Net (loss) income.................................   $  (330)    $ 2,382
                                                               =======     =======
Basic and diluted net (loss) income per common share........   $  (.03)    $   .33
                                                               =======     =======

                      THE BANC CORPORATION AND SUBSIDIARY

13. BUSINESS COMBINATIONS AND MERGER RELATED COSTS -- (CONTINUED)
     Total intangible assets recorded in connection with this transaction of approximately $483,000 are being amortized on a straight-line basis over 15 years.

     In 1998, the Corporation incurred and recognized a pre-tax, non-recurring merger and consolidation charge of $1,466,000 related to the mergers with Warrior, Commerce, First Citizens, and City National. The charge consisted of professional and other fees associated with the mergers ($1,314,000) and obsolete equipment write-offs ($152,000).

     The Corporation recorded $152,000 of write-offs related primarily to computer equipment and software impaired as a result of the Corporation's consolidation of certain back-office and branch operations, and instituting efficiencies through alteration and elimination of activities of the combining enterprises.

     The Corporation's business combinations pending as of December 31, 1998, or announced thereafter, are as follows (unaudited):

                                                                                    ANTICIPATED
                                                                                    ACCOUNTING
          INSTITUTION                  ASSET SIZE              CONSIDERATION         TREATMENT
          -----------             ---------------------   ------------------------  -----------
                                    (IN MILLIONS)(1)
Emerald Coast Bancshares,
  Inc...........................           $84            Corporation Common Stock    Pooling
C&L Banking Corporation.........            50            Corporation Common Stock    Pooling
C&L Bank of Blountstown.........            57            Corporation Common Stock    Pooling
BankersTrust of Alabama, Inc....            45            Corporation Common Stock   Purchase

---------------

(1) As of September 30, 1998 for BankersTrust of Alabama, Inc.; all others as of December 31, 1998.

     On February 12, 1999, the Corporation consummated the Emerald transaction with the issuance of approximately 1,380,000 shares of common stock. Emerald's subsidiary, Emerald Coast Bank, is a federally chartered thrift located in Panama City Beach, Florida. The remaining business combinations are subject to approvals by regulatory agencies and by stockholders of the institutions.

     The following table presents net interest income, net (loss) income and net
(loss) income per common share as reported by the Corporation, Emerald and on a pro forma combined basis (unaudited):

                                                               1998      1997      1996
                                                              -------   -------   ------
Net interest income
  Corporation...............................................  $14,942   $12,189   $9,707
  Emerald...................................................    3,150     1,563      242
                                                              -------   -------   ------
  Pro forma combined........................................  $18,092   $13,752   $9,949
                                                              =======   =======   ======
Net (loss) income
  Corporation...............................................  $  (439)  $ 2,074   $1,457
  Emerald...................................................       72      (396)    (354)
                                                              -------   -------   ------
  Pro forma combined........................................  $  (367)  $ 1,678   $1,103
                                                              =======   =======   ======
Basic and diluted net (loss)per common share:
  Corporation...............................................  $  (.04)  $   .29   $  .21
  Emerald...................................................      .11      (.63)    (.57)
  Pro forma combined........................................     (.03)      .19      .13

                      THE BANC CORPORATION AND SUBSIDIARY

14. REGULATORY RESTRICTIONS

     The Corporation's subsidiary is required to maintain reserve balances with the Federal Reserve Bank. The amount of reserve balances maintained as of December 31, 1998 was $1,027,000.

     The primary source of funds available to the Corporation is the payment of dividends by its subsidiary. Banking regulations limit the amount of dividends that may be paid without prior approval of The Bank's regulatory agency. Approximately $486,000 in retained earnings are available to be paid as dividends by The Bank at December 31, 1998.

     The Corporation and The Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and The Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and The Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and The Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997 that the Corporation and The Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1998 and 1997, the most recent notification from the FDIC categorized The Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and The Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                      THE BANC CORPORATION AND SUBSIDIARY

14. REGULATORY RESTRICTIONS -- (CONTINUED)
     The Corporation's and The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES       ACTION PROVISIONS
                                            ---------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                            -------   -----   -------   -----   --------   ------
As of December 31, 1998:
  Total Capital (to Risk Weighted Assets):
     Corporation..........................  $54,517   16.02%  $27,223   8.00%   $34,029    10.00%
     The Bank.............................   38,485   11.85    25,971   8.00     32,464    10.00
  Tier I Capital (to Risk Weighted
     Assets):
     Corporation..........................   50,658   14.89    13,612   4.00     20,417     6.00
     The Bank.............................   34,626   10.67    12,985   4.00     19,478     6.00
  Tier I Capital (to Average Assets):
     Corporation..........................   50,658   11.76    17,237   4.00     21,547     5.00
     The Bank.............................   34,626    8.32    16,646   4.00     20,808     5.00
As of December 31, 1997:
  Total Capital (to Risk Weighted Assets):
     Corporation..........................   41,466   20.55    16,142   8.00     20,178    10.00
     The Bank.............................   30,350   15.46    15,705   8.00     19,631    10.00
  Tier I Capital (to Risk Weighted
     Assets):
     Corporation..........................   39,337   19.49     8,073   4.00     12,110     6.00
     The Bank.............................   28,221   14.37     7,856   4.00     11,783     6.00
  Tier I Capital (to Average Assets):
     Corporation..........................   39,337   14.17    11,104   4.00     13,880     5.00
     The Bank.............................   28,221   10.08    11,199   4.00     13,999     5.00

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

          Cash and short-term instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

          Securities available-for-sale and securities held-to maturity. Fair values for securities are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

          Mortgage loans held for sale. The carrying amounts of mortgage loans held for sale approximate their fair value.

          Net loans. Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

                      THE BANC CORPORATION AND SUBSIDIARY

15. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)
          Accrued interest receivable. The carrying amounts of accrued interest receivable approximate their fair values.

          Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit ("CDs") approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          Advances from FHLB. Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

          Other borrowed funds. The carrying amounts of other borrowed funds approximate their fair values.

          Off-balance sheet items. The fair values of commitments to extend credit and standby letters of credit are not material to the Corporation's financial condition.

          Limitations. Fair value estimates are made at a specific point of time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of the Corporation's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                    DECEMBER 31, 1998    DECEMBER 31, 1997
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     AMOUNT     VALUE     AMOUNT     VALUE
                                                    --------   -------   --------   -------
                                                                (IN THOUSANDS)
Financial assets:
  Cash and due from banks.........................  $22,241    $22,241   $11,524    $11,524
  Interest bearing deposits in other banks........      100        100       200        200
  Federal funds sold..............................   14,435     14,435    27,605     27,605
  Securities available for sale...................   69,851     69,851    47,613     47,613
  Securities held-to-maturity.....................       --         --    26,298     26,309
  Mortgage loans held for sale....................    1,320      1,320        --         --
  Net loans.......................................  295,486    299,293   176,876    179,208
  Accrued interest receivable.....................    3,176      3,176     2,836      2,836
Financial liabilities:
  Deposits........................................  365,972    367,653   264,162    261,568
  Advances from FHLB..............................   18,660     18,660        --         --
  Other borrowed funds............................      550        550       559        559

                      THE BANC CORPORATION AND SUBSIDIARY

16. OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Professional fees...........................................  $  825   $  420   $  319
Directors fees..............................................     560      293      249
Insurance and assessments...................................     263      180      163
Postage, stationery and supplies............................     616      340      397
Advertising.................................................     274      168      132
Other operating expense.....................................   2,256    1,472    1,396
                                                              ------   ------   ------
          Total.............................................  $4,794   $2,873   $2,656
                                                              ======   ======   ======

17. CONCENTRATIONS OF CREDIT RISK

     All of the Corporation's loans, commitments and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type of loan or commitment are set forth in Notes 3 and 12, respectively.

     The Corporation maintains due from bank accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at these commercial banks amounted to $3,403,000 and $6,786,000 at December 31, 1998 and 1997, respectively.

18. NET (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                              1998     1997     1996
                                                              -----   ------   ------
Numerator:
  For basic and diluted, net (loss) income..................  $(439)  $2,074   $1,457
                                                              =====   ======   ======
Denominator:
  For basic, weighted average common shares outstanding.....  9,735    7,175    6,791
  Effect of dilutive stock options..........................     48       71       92
                                                              -----   ------   ------
Average diluted common shares outstanding...................  9,783    7,246    6,883
                                                              =====   ======   ======
Basic and diluted net (loss) income per common share........  $(.04)  $  .29   $  .21
                                                              =====   ======   ======

                      THE BANC CORPORATION AND SUBSIDIARY

19. PARENT COMPANY

     The condensed financial information for The Banc Corporation (Parent Company only) is presented as follows (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $ 2,471   $ 6,767
  Investment in subsidiary..................................   35,025    28,824
  Intangibles, net..........................................      444       415
  Premises and equipment -- net.............................   15,012     4,822
  Other assets..............................................      642       267
                                                              -------   -------
                                                              $53,594   $41,095
                                                              =======   =======
Liabilities:
  Accounts payable and deferred taxes.......................  $   965   $   816
  Dividends payable.........................................       --        40
  Accrued expenses and other liabilities....................    1,154       258
Stockholders' equity........................................   51,475    39,981
                                                              -------   -------
                                                              $53,594   $41,095
                                                              =======   =======

                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                               1998      1997     1996
                                                              -------   ------   ------
STATEMENTS OF OPERATIONS
Income:
  Dividends from subsidiary.................................  $ 2,370   $  269   $  401
  Interest..................................................      199       67        2
  Other income..............................................      515       95      124
                                                              -------   ------   ------
                                                                3,084      431      527
Expense:
  Directors' fees...........................................      194      136       98
  Salaries and benefits.....................................      529       94       77
  Occupancy expense.........................................      250       --       --
  Interest expense..........................................       81       --       --
  Other.....................................................    1,029       68       46
                                                              -------   ------   ------
                                                                2,083      298      221
                                                              -------   ------   ------
Income before income taxes and equity in undistributed
  earnings of subsidiary....................................    1,001      133      306
Income tax benefit (expense)................................    1,288       48      (27)
                                                              -------   ------   ------
Income before equity in undistributed earnings of
  subsidiary................................................    2,289      181      279
Equity in undistributed (loss) earnings of subsidiary.......   (2,728)   1,893    1,178
                                                              -------   ------   ------
          Net (loss) income.................................  $  (439)  $2,074   $1,457
                                                              =======   ======   ======

                      THE BANC CORPORATION AND SUBSIDIARY

19. PARENT COMPANY -- (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................  $   (439)  $ 2,074   $ 1,457
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Amortization and depreciation expense.....................       171        25        21
  Equity in undistributed loss (earnings) of subsidiary.....     2,728    (1,893)   (1,178)
  Increase (decrease) in accounts payable and other
     liabilities............................................       808        62      (139)
  (Decrease) increase in other assets.......................    (1,193)     (182)       70
                                                              --------   -------   -------
          Net cash provided by operating activities.........     2,075        86       231
NET CASH USED IN INVESTING ACTIVITIES
Purchases of premises and equipment.........................    (9,102)     (141)       --
Net cash paid in acquisition................................    (5,390)
Maturity of investment securities available for sale........       500        --        --
Sale of investment securities available for sale............       246        --        --
Proceeds from other receivables.............................       329        --        --
Capital contribution to subsidiary..........................    (5,000)       --        --
                                                              --------   -------   -------
Net cash used in investing activities.......................   (18,417)     (141)       --
CASH USED IN FINANCING ACTIVITIES
Dividends paid by pooled subsidiary.........................      (121)     (389)     (364)
Proceeds from issuance of common stock......................    12,167    17,878        --
Repurchase of common stock..................................        --    (9,496)      (16)
Decrease in notes payable...................................        --        --       (30)
Payment on assumed debt.....................................        --    (1,513)       --
                                                              --------   -------   -------
Net cash provided (used) by financing activities............    12,046     6,480      (410)
                                                              --------   -------   -------
Net (decrease) increase in cash.............................    (4,296)    6,425      (179)
Cash at beginning of year...................................     6,767       342       521
                                                              --------   -------   -------
Cash at end of year.........................................  $  2,471   $ 6,767   $   342
                                                              ========   =======   =======

                      THE BANC CORPORATION AND SUBSIDIARY

20. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited results of operations for each quarter of 1998 and 1997 follows (in thousands, except per share data):

                                                        FIRST    SECOND     THIRD    FOURTH
                                                       QUARTER   QUARTER   QUARTER   QUARTER
                                                       -------   -------   -------   -------
1998
Total interest income................................  $6,191    $6,358    $ 7,406   $ 8,212
Total interest expense...............................   2,945     2,895      3,423     3,962
Net interest income..................................   3,246     3,463      3,983     4,250
Provision for loan losses............................     332       545      2,007       210
Securities gains.....................................      --        44        141        54
Merger related costs.................................      --        --         --     1,466
Income (loss) before income taxes....................     952       611     (2,314)     (710)
Net income (loss)....................................     696       658     (1,343)     (450)
Basic and diluted net income (loss) per share........     .07       .07       (.14)     (.04)
1997
Total interest income................................  $5,174    $5,491    $ 5,792   $ 6,133
Total interest expense...............................   2,392     2,547      2,698     2,764
Total interest income................................   2,782     2,944      3,094     3,369
Provision for loan losses............................     358       242        248       668
Securities gains (losses)............................      --        (1)        98       115
Income before income taxes...........................     671       759      1,024       511
Net income...........................................     444       495        647       488
Basic and diluted net income per share...............     .07       .07        .09       .06

21. SUBSEQUENT EVENT

     In January 1999, the underwriters of the Corporation's public offering exercised their option to purchase an additional 150,000 shares of the Corporation's $.001 par value common stock at $11.00 per share, providing $1,534,500 which were used for working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 16, 1998, the Corporation approved the engagement of Ernst & Young LLP as its independent auditors for the three years ending December 31, 1998, to replace the firm of Dudley, Hopton-Jones, Sims & Freeman PLLP who were the auditors of Warrior Capital Corporation ("Warrior"), the predecessor of the Corporation. The Board of Directors of the Corporation approved the change in auditors on June 16, 1998. The reports of Dudley, Hopton-Jones, Sims & Freeman PLLP on Warrior's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of Warrior's financial statements for each of the two fiscal years ending December 31, 1997, and in the subsequent interim period, there were no disagreements with Dudley, Hopton-Jones, Sims & Freeman PLLP or any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Dudley, Hopton-Jones, Sims & Freeman PLLP would have caused Dudley, Hopton-Jones, Sims & Freeman PLLP to make reference to the matter on their report to the Corporation. The Corporation asked Dudley, Hopton-Jones, Sims & Freeman PLLP to furnish a letter to the commission stating whether or not it agreed with the above statements. A copy of that letter, dated September 30, 1998, is filed as Exhibit 16 to this Annual Report on Form 10-K.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Directors and Executive Officers of the Registrant," "Election of Directors," "Committees of the Company's Board of Directors and Meeting Attendance," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" included in the Corporation's definitive proxy statement to be filed no later than April 30, 1999, in connection with the Corporation's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Documents filed as part of this Report.

        (1) Financial Statements.

Report of Independent Auditors
Consolidated Statements of Financial Condition as of
  December 31, 1998 and 1997
Consolidated Statements of Operations for years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Changes in Stockholders' Equity
  for years ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

     All other financial statements and schedules have been omitted because they are not required or are not applicable.

        (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
  (2)-1   --   Third Amended and Restated Reorganization Agreement and Plan
               of Merger, dated as of April 6, 1998, by and among Warrior
               Capital Corporation, The Banc Corporation, The Bank and
               Commerce Bank of Alabama, filed as Exhibit (2)-1 to the
               Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  (2)-2   --   Third Amended and Restated Reorganization Agreement and Plan
               of Merger, dated as of April 15, 1998, by and among Warrior
               Capital Corporation, The Banc Corporation and First Citizens
               Bancorp, filed as Exhibit (2)-2 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
  (2)-3   --   Second Amended and Restated Reorganization Agreement and
               Plan of Merger, dated as of June 16, 1998, by and among
               Warrior Capital Corporation, The Banc Corporation and City
               National Corporation, filed as Exhibit (2)-3 to the
               Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  (2)-4   --   Agreement and Plan of Merger, dated as of June 19, 1998, by and among Warrior Capital Corporation, The Banc Corporation and Commercial Bancshares of Roanoke, Inc., filed as Exhibit
               (2)-4 to the Corporation's Registration Statement on Form
               S-4 (Registration No. 333- 58493), is hereby incorporated
               herein by reference.
  (2)-5   --   Reorganization Agreement and Plan of Merger, dated as of
               June 2, 1998, by and between The Banc Corporation and
               Emerald Coast Bancshares. Inc., filed as Exhibit (2)-5 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  (2)-6   --   Agreement and Plan of Merger, dated as of September 9, 1998, by Warrior Capital Corporation and The Banc Corporation,
               filed as Exhibit (2)-6 to the Corporation's Registration
               Statement on Form S-4 (Registration No. 333-58493), is
               hereby incorporated herein by reference.
  (3)-1   --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
  (3)-2   --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  10-(1)  --   Amended and Restated 1998 Stock Incentive Plan of The Banc
               Corporation, filed as Exhibit (4)-2 to the Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  10-(2)  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to the Corporation's Registration
               Statement on Form S-8, dated February 22, 1999 (Registration
               No. 333-72747), is hereby incorporated herein by reference.
 (10)-3   --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to the Corporation's Registration Statement on Form S-8, dated
               January 21, 1999 (Registration No. 333-70953), is hereby
               incorporated herein by reference.
 (10)-4   --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to the
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
 (10)-5   --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to the Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
 (10)-6   --   Employment Agreement, dated as of October 30, 1998, between
               The Banc Corporation and W. T. Campbell, Jr., filed as
               Exhibit (10)-4 to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated herein by reference.
 (10)-7   --   Employment Agreement between The Banc Corporation and Terry
               DuBose, dated as of February 12, 1999.
 (10)-8   --   Employment Agreement, dated as of January 1, 1999, by and
               between The Banc Corporation and James A. Taylor, Jr.
 (10)-9   --   Employment Agreement, dated as of January 1, 1998, between
               The Bank and Marie Swift.
 (10)-10  --   Employment Agreement, dated as of January 1, 1998, between
               The Bank and Johnny Wallis.
  16      --   Letter from Dudley, Hopton-Jones, Sims & Freeman, PLLP filed as Exhibit (16) to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated by reference.
  21      --   Subsidiaries of the Corporation.
  23      --   Consent of Independent Auditors.
  24      --   Powers of Attorney. See the signature page to this Annual
               Report on Form 10-K.
  27      --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the fourth quarter of 1998:

          A Current Report on Form 8-K (Item 5) was filed on December 10, 1998, regarding the completion of the Corporation's underwritten public offering of common stock. No accompanying financial statements were filed with that report.

          A Current Report on Form 8-K (Item 2) was filed on October 30, 1998, relating to the City National Corporation, First Citizens Bancorp, Inc., Commerce Bank of Alabama and Commercial Bancshares of Roanoke, Inc. mergers. Audited and unaudited consolidated financial statements and pro forma consolidated financial information for the Corporation, City National Corporation, First Citizens Bancorp, Inc., Commerce Bank of Alabama and Commercial Bancshares of Roanoke, Inc. were filed with that Report.

     (c) Exhibits.

     The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K are listed under "Exhibits" in Part IV,
Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

     (d) Financial Statement Schedules.

     The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV,
Item 14(a)(2) of this Annual Report on Form 10-K and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BANC CORPORATION

                                          By       /s/ JAMES A. TAYLOR
                                            ------------------------------------
                                                      James A. Taylor
                                             Chairman, Chief Executive Officer
                                                        and President

March 31, 1999

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Taylor, Jr. and David R. Carter, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 1998 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JAMES A. TAYLOR                   Chairman of the Board, Chief     March 31, 1999
-----------------------------------------------------    Executive Officer and
                   James A. Taylor                       President (Principal
                                                         Executive Officer)

                 /s/ DAVID R. CARTER                   Executive Vice President, Chief  March 31, 1999
-----------------------------------------------------    Financial Officer and
                   David R. Carter                       Director (Principal Financial
                                                         and Accounting Officer

                  /s/ TERRY DUBOSE                     Vice Chairman                    March 31, 1999
-----------------------------------------------------
                    Terry Dubose

             /s/ JAMES MAILON KENT, JR.                Vice Chairman                    March 31, 1999
-----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ LARRY D. STRIPLIN, JR.                Vice Chairman                    March 31, 1999
-----------------------------------------------------
               Larry D. Striplin, Jr.

             /s/ JAMES R. ANDREWS, M.D.                Director                         March 31, 1999
-----------------------------------------------------
               James R. Andrews, M.D.

                 /s/ CHARLES BARKLEY                   Director                         March 31, 1999
-----------------------------------------------------
                   Charles Barkley

              /s/ NEAL R. BERTE, ED.D.                 Director                         March 31, 1999
-----------------------------------------------------
                 Neal R. Berte, Ed.D

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ W. T. CAMPBELL, JR.                 Director                         March 31, 1999
-----------------------------------------------------
                 W. T. Campbell, Jr.

                /s/ PETER N. DICHIARA                  Director                         March 31, 1999
-----------------------------------------------------
                  Peter N. Dichiara

                 /s/ K. EARL DURDEN                    Director                         March 31, 1999
-----------------------------------------------------
                   K. Earl Durden

                 /s/ STEVEN C. MAYS                    Director                         March 31, 1999
-----------------------------------------------------
                   Steven C. Mays

                 /s/ LARRY R. HOUSE                    Director                         March 31, 1999
-----------------------------------------------------
                   Larry R. House

             /s/ THOMAS E. JERNIGAN, JR.               Director                         March 31, 1999
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ RANDALL E. JONES                   Director                         March 31, 1999
-----------------------------------------------------
                  Randall E. Jones

                 /s/ MAYER MITCHELL                    Director                         March 31, 1999
-----------------------------------------------------
                   Mayer Mitchell

              /s/ RONALD W. ORSO, M.D.                 Director                         March 31, 1999
-----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ HAROLD W. RIPPS                   Director                         March 31, 1999
-----------------------------------------------------
                   Harold W. Ripps

               /s/ RICHARD M. SCRUSHY                  Director                         March 31, 1999
-----------------------------------------------------
                 Richard M. Scrushy

               /s/ MICHAEL E. STEPHENS                 Director                         March 31, 1999
-----------------------------------------------------
                 Michael E. Stephens

                   /s/ MARIE SWIFT                     Director                         March 31, 1999
-----------------------------------------------------
                     Marie Swift

              /s/ JAMES A. TAYLOR, JR.                 Director                         March 31, 1999
-----------------------------------------------------
                James A. Taylor, Jr.

                 /s/ MANDELL TILLMAN                   Director                         March 31, 1999
-----------------------------------------------------
                   Mandell Tillman

                  /s/ JOHNNY WALLIS                    Director                         March 31, 1999
-----------------------------------------------------
                    Johnny Wallis

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
  (2)-1   --   Third Amended and Restated Reorganization Agreement and Plan
               of Merger, dated as of April 6, 1998, by and among Warrior
               Capital Corporation, The Banc Corporation, The Bank and
               Commerce Bank of Alabama, filed as Exhibit (2)-1 to the
               Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  (2)-2   --   Third Amended and Restated Reorganization Agreement and Plan
               of Merger, dated as of April 15, 1998, by and among Warrior
               Capital Corporation, The Banc Corporation and First Citizens
               Bancorp, filed as Exhibit (2)-2 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
  (2)-3   --   Second Amended and Restated Reorganization Agreement and
               Plan of Merger, dated as of June 16, 1998, by and among
               Warrior Capital Corporation, The Banc Corporation and City
               National Corporation, filed as Exhibit (2)-3 to the
               Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  (2)-4   --   Agreement and Plan of Merger, dated as of June 19, 1998, by and among Warrior Capital Corporation, The Banc Corporation and Commercial Bancshares of Roanoke, Inc., filed as Exhibit
               (2)-4 to the Corporation's Registration Statement on Form
               S-4 (Registration No. 333- 58493), is hereby incorporated
               herein by reference.
  (2)-5   --   Reorganization Agreement and Plan of Merger, dated as of
               June 2, 1998, by and between The Banc Corporation and
               Emerald Coast Bancshares. Inc., filed as Exhibit (2)-5 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  (2)-6   --   Agreement and Plan of Merger, dated as of September 9, 1998, by Warrior Capital Corporation and The Banc Corporation,
               filed as Exhibit (2)-6 to the Corporation's Registration
               Statement on Form S-4 (Registration No. 333-58493), is
               hereby incorporated herein by reference.
  (3)-1   --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
  (3)-2   --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  10-(1)  --   Amended and Restated 1998 Stock Incentive Plan of The Banc
               Corporation, filed as Exhibit (4)-2 to the Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  10-(2)  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to the Corporation's Registration
               Statement on Form S-8, dated February 22, 1999 (Registration
               No. 333-72747), is hereby incorporated herein by reference.
 (10)-3   --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to the Corporation's Registration Statement on Form S-8, dated
               January 21, 1999 (Registration No. 333-70953), is hereby
               incorporated herein by reference.
 (10)-4   --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to the
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
 (10)-5   --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to the Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
 (10)-6   --   Employment Agreement, dated as of October 30, 1998, between
               The Banc Corporation and W. T. Campbell, Jr., filed as
               Exhibit (10)-4 to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated herein by reference.
 (10)-7   --   Employment Agreement between The Banc Corporation and Terry
               DuBose, dated as of February 12, 1999.
 (10)-8   --   Employment Agreement, dated as of January 1, 1999, by and
               between The Banc Corporation and James A. Taylor, Jr.
 (10)-9   --   Employment Agreement, dated as of January 1, 1998, between
               The Bank and Marie Swift.
 (10)-10  --   Employment Agreement, dated as of January 1, 1998, between
               The Bank and Johnny Wallis.
  16      --   Letter from Dudley, Hopton-Jones, Sims & Freeman, PLLP filed as Exhibit (16) to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated by reference.
  21      --   Subsidiaries of the Corporation.
  23      --   Consent of Independent Auditors.
  24      --   Powers of Attorney. See the signature page to this Annual
               Report on Form 10-K.
  27      --   Financial Data Schedule (for SEC use only).