Form 10-Q
period 1999-03-31
BANC CORP
filed 1999-05-14
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to _________________

Commission File number 0-25033


                              THE BANC CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                   63-1201350
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer ID No.)


                17 North 20th Street, Birmingham, Alabama 35203
                -----------------------------------------------
                    (Address of principal executive offices)


                                 (205) 326-2265
                                 --------------
                           (Issuer's Telephone Number)

Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of March 31, 1999
-----------------------------               --------------------------------

Common stock, $.001 par value                        12,205,733

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1999           1998
                                                                             -------------   -----------
                                                                               (UNAUDITED)
ASSETS
Cash and due from banks                                                        $  27,425       $  25,595
Interest bearing deposits in other banks                                             685             158
Federal funds sold                                                                 2,445          14,435
Investment securities available for sale                                          59,687          77,442
Mortgage loans held for sale                                                       4,514           4,899
Loans, net of unearned income                                                    404,687         365,379
Less: Allowance for loan losses                                                   (4,743)         (4,533)
                                                                               ---------       ---------
        Net loans                                                                399,944         360,846
                                                                               ---------       ---------
Premises and equipment, net                                                       29,384          28,515
Accrued interest receivable                                                        3,741           3,791
Stock in FHLB and Federal Reserve Bank                                             1,786           1,760
Other assets                                                                       7,286           6,953
                                                                               ---------       ---------

        TOTAL ASSETS                                                           $ 536,897       $ 524,394
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                         $  67,644       $  67,963
   Interest-bearing                                                              380,986         367,403
                                                                               ---------       ---------
       TOTAL DEPOSITS                                                            448,630         435,366

Advances from FHLB                                                                23,160          23,160
Other borrowed funds                                                               2,417           3,700
Accrued expenses and other liabilities                                             3,150           4,957
                                                                               ---------       ---------
        TOTAL LIABILITIES                                                        477,357         467,183

Stockholders' Equity
   Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
      shares issued -0-                                                               --              --
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      12,205,733 shares issued in 1999 and 11,973,180 in 1998                         12              12
   Surplus                                                                        44,829          42,888
   Retained Earnings                                                              14,737          14,233
   Accumulated other comprehensive (loss) income                                     (38)             78
                                                                               ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                                                59,540          57,211
                                                                               ---------       ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 536,897       $ 524,394
                                                                               =========       =========



See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31
                                                                1999            1998
                                                             -----------    -----------
                                                             (UNAUDITED)    (UNAUDITED)
Interest income                                               $ 10,124       $ 7,309
Interest expense                                                 4,525         3,508
                                                              --------       -------
        Net interest income                                      5,599         3,801

Provision for loan losses                                          224           410
                                                              --------       -------

     Net interest income after provision for loan losses         5,375         3,391

Noninterest income                                                 902           804
(Loss) gain on sale of securities                                  (20)           68
Noninterest expenses                                             5,735         3,380
                                                              --------       -------

       Income before income taxes                                  522           883

Income tax expense                                                  18           231
                                                              --------       -------

        Net income                                            $    504       $   652
                                                              ========       =======

Basic and diluted net income per common share                 $   0.04       $  0.06


Average common shares outstanding                               12,149        10,804
Average common shares outstanding, assuming dilution            12,197        10,829

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                            ---------------------------
                                                                               1999             1998
                                                                            -----------     ------------
                                                                             (UNAUDITED)    (UNAUDITED)

Net cash provided by operating activities                                    $    570       $  1,565
                                                                             --------       --------

Cash flows from investing activities:
   Net increase in interest bearing deposits in other banks                      (527)            --
   Net decrease in federal funds sold                                          11,990         14,966
   Proceeds from sales of securities available for sale                        10,393          5,457
   Proceeds from maturities of investment securities available for sale         9,883         11,380
   Purchases of investment securities available for sale                       (2,780)       (21,950)
   Proceeds from maturities of investment securities held to maturity              --          7,913
   Purchases of investment securities held to maturity                             --        (11,218)
   Net increase in loans                                                      (39,322)       (20,798)
   Purchase of stock in FHLB                                                      (26)          (199)
   Purchases of premises and equipment                                         (2,273)          (866)
                                                                             --------       --------

          Net cash used by investing activities                               (12,662)       (15,315)
                                                                             --------       --------

Cash flows from financing activities:
   Net increase in deposit accounts                                            13,264         23,645
   Net decrease in other borrowings                                            (1,283)        (5,587)
   Proceeds from issuance of common stock                                       1,941            877
   Dividends paid by pooled subsidiary                                             --            (40)
                                                                             --------       --------

          Net cash provided by financing activities                            13,922         18,895
                                                                             --------       --------

Net increase in cash and due from banks                                         1,830          5,145

Cash and due from banks at beginning of period                                 25,595         15,020
                                                                             --------       --------

Cash and due from banks at end of period                                     $ 27,425       $ 20,165
                                                                             ========       ========




See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Supplemental Consolidated Financial Statements included in the Current Report on Form 8-K filed April 15 as Exhibit 99.3. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included.

Prior period financial information has been restated for a business combination with Emerald Coast Bancshares, Inc. ("Emerald") of Panama City Beach, Florida, which was consummated in the first quarter of 1999 and accounted for as a pooling of interests.

NOTE 2 - BUSINESS COMBINATION
On February 12, 1999 the Corporation issued 1,379,958 shares of common stock in exchange for all of the outstanding common stock of Emerald. This transaction added approximately $92 million in assets.

As explained in Note 1 the Corporation restated prior period financial information for the Emerald transaction, which was closed in the first quarter of 1999. The following table presents financial information as reported by the Corporation and Emerald on a combined basis for the three months ended March 31, 1998.

Net interest income:
         Corporation                                            $  3,246
         Emerald                                                     555
                                                                --------

         Combined                                               $  3,801
                                                                ========

Net income (loss):
         Corporation                                            $    696
         Emerald                                                     (44)
                                                                --------

         Combined                                               $    652
                                                                ========

Net income (loss) per equivalent share of Corporation:
         Corporation                                            $    .07
         Emerald                                                    (.04)
         Combined                                                    .06


NOTE 3 - SEGMENT REPORTING
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle of Florida. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts, and other financial services.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Supplemental Consolidated Financial Statements included in the Current Report on Form 8-K filed April 15 as Exhibit 99.3. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

                                            Alabama         Florida
                                            Region          Region        Combined
                                           ---------       ---------      --------
Three months ended March 31, 1999
         Net interest income               $   4,610       $    989       $  5,599
         Provision for loan losses               122            102            224
         Noninterest income                      647            235            882
         Noninterest expense                   4,838            897          5,735
         Income tax (benefit) expense            (65)            83             18
                           Net income            362            142            504
         Total assets                        444,589         92,308        536,897

Three months ended March 31, 1998
         Net interest income               $   3,246       $    555       $  3,801
         Provision for loan losses               332             78            410
         Noninterest income                      740            132            872
         Noninterest expense                   2,702            678          3,380
         Income tax (benefit) expense            256            (25)           231
                           Net income            696            (44)           652
         Total assets                        318,723         66,233        384,956


NOTE 4 - NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):


                                                     For the three-month period ended March 31
                                                     -----------------------------------------
                                                             1999              1998
                                                             ----              ----
         Numerator:
         For basic and diluted, net income                  $   504          $   652
                                                            =======          =======
Denominator:
         For basic, weighted average common
             shares outstanding                              12,149           10,804
         Effect of dilutive stock options                        48               25
                                                            -------          -------

         Average diluted common shares outstanding           12,197           10,829
                                                            =======          =======
Basic and diluted net income per share                      $   .04          $   .06


NOTE 5 - COMPREHENSIVE INCOME
Total comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $388,000 and $605,000, respectively, and consists of net income and the change in the unrealized gain or loss on the Corporation's available for sale security portfolio arising during the period.

NOTE 6 - INCOME TAXES
Differences in effective tax rates from 1998 to 1999 relate to the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John Hand Building, in the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
Total assets of the Corporation were $536.9 million at March 31, 1999, an increase of $12.5 million, as compared to December 31, 1998. On March 31, 1999, total stockholders' equity was $59.5, an increase of $2.3 million when compared to total stockholder's equity at December 31, 1998. The increase in total assets was due to the growth of the loan portfolio, which was funded primarily by the sale of investment securities and federal funds. The increase in stockholders equity is primarily due to $1.9 million in proceeds from the issuance of common stock.

Cash and due from banks, federal funds sold and investment securities decreased $27.4 million to $90.2 million at March 31, 1999, from $117.6 million at December 31, 1998. On March 31, 1999, cash and due from banks, federal funds sold and investment securities comprised 16.8% of total assets as compared to 22.4% at December 31, 1998.

Loans, net of unearned income totaled $404.7 million at March 31, 1999, an increase of $39.3 million from $365.4 million at December 31, 1998. Loans, net of unearned income, comprised 75.4% of total assets at March 31, 1999, as compared to 69.7% at December 31, 1998.

Deposits totaled $448.6 million at March 31, 1999, an increase of $13.3 million from $435.4 million at December 31, 1998. The increase is primarily due to time deposits which increased $9.0 million from December 31, 1998.

Results of Operations
Net income was $504,000 for the three-month period ended March 31, 1999, compared to $652,000 for the three-month period ended March 31, 1998. The decrease in net income was primarily due to an increase in total noninterest expenses offset by an increase in noninterest income and decrease in income taxes.

Net interest income after provision for loan losses was $5.4 million for the three-month period ended March 31, 1999, compared to $3.4 for the three-month period ended March 31, 1998. The increase in net interest income was primarily due to an increase in earning assets funded by an increase in deposits and advances from the Federal Home Loan Bank.

Noninterest income was $902,000 for the three-month period ended March 31, 1999, compared to $804,000 for the three-month period ended March 31, 1998. The increase in noninterest income was primarily due to an increase in service charge income on deposits.

Noninterest expenses were $5.7 million for the three-month period ended March 31, 1999, compared to $3.4 million for the three-month period ended March 31, 1998. The increase in noninterest expense was primarily due to an increase in salary and employee benefits and other operating expenses which resulted from the opening of new branches and the creation of new departments.

Income tax expense was $18,000 for the three-month period ended March 31, 1999, compared to $231,000 for the three-month period ended March 31, 1998. The effective tax rates were 3% and 26%, respectively. The primary difference in the effective rates is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John Hand Building, in the first quarter of 1999.


Provision for Loan Losses
The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loan loss experience, and independent analysis. The provision for loan losses for the three-month period ended March 31, 1999 was $224,000 as compared to $410,000 for the three-month period ended March 31, 1998. The allowance for loan losses was $4.7 million or 1.17% of total loans at March 31, 1999, compared to $4.5 million or 1.24% at December 31, 1998. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Corporation's market are stable, future conditions will dictate the level of future provisions for loan losses.

Liquidity
The Corporation's principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, the Corporation has access to purchased funds from several regional financial institutions and may borrow from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are influenced by interest rates, general economic conditions and competition. The management of the Corporation places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.


PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

         During the three months ended March 31, 1999, the Corporation issued 1,379,958 shares of its common stock in a transaction not registered under the Securities Act of 1933. Such shares were issued effective February 12, 1999, to the former shareholders of Emerald Coast Bancshares, Inc. ("Emerald") in connection with the Corporation's acquisition by merger of Emerald. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act in a transaction not involving a public offering due to, among other things, the sophistication, particularly with respect to financial institutions, of the former Emerald shareholders, their relatively small number, and the fact that the offering, by its very nature, was limited to the Emerald shareholders. The former Emerald shareholders received approximately 2.03534 shares of Corporation common stock for each share of Emerald common stock they owned. The aggregate value of which was approximately $15,179,538.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (SEC use only)

(b) Report on 8-K:

         During the three months ended March 31, 1999, a Current Report on Form 8-K was filed on February 25, 1999, reporting under Item 2 the consummation of the Corporation's acquisition by merger of Emerald Coast Bancshares, Inc. and reporting under Item 7 certain audited and unaudited consolidated financial statements and pro forma consolidated financial information for the Corporation and Emerald Coast Bancshares, Inc.

SIGNATURES
In accordance with the requirements of the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         The Banc Corporation
              (Registrant)

Date: May 14, 1999               Signature: /s/ James A. Taylor, Jr.
------------------               ----------------------------------------------
                                  James A. Taylor, Jr.
                                  Executive Vice President, General Counsel and
                                     Secretary

Date: May 14, 1999               Signature: /s/ David R. Carter
------------------               ----------------------------------------------
                                  David R. Carter
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Accounting Officer)