Form 10-Q
period 1999-06-30
BANC CORP
filed 1999-08-16
CIK 1065298

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM         TO
                                        --------   --------

Commission File number 0-25033

                              The Banc Corporation
             (Exact Name of Registrant as Specified in Its charter)

                    Delaware                             63-1201350
   ----------------------------------------           ------------------
(State or Other Jurisdiction of Incorporation (IRS Employer Identification No.) Or Organization)


    17 North 20th Street,Birmingham, Alabama                35203
    ----------------------------------------               --------
    (Address of principal executive offices)               Zip Code

                                 (205) 326-2265
                                 --------------
                (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding as of  June 30, 1999
------------------------------            --------------------------------
Common stock, $.001 par value                        14,385,142

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1999            1998
                                                                                -----------     ------------
                                                                                (UNAUDITED)         (NOTE 1)
Assets
Cash and due from banks                                                         $    33,541     $     31,307
Interest bearing deposits in other banks                                              2,339            1,048
Federal funds sold                                                                    7,797           25,045
Investment securities available for sale                                             71,570           91,482
Investment securities held-to-maturity                                                5,635            6,726
Mortgage loans held for sale                                                          4,025            4,899
Loans, net of unearned income                                                       511,822          431,931
Less: Allowance for loan losses                                                      (6,721)          (6,466)
                                                                                -----------     ------------
        Net loans                                                                   505,101          425,465
                                                                                -----------     ------------
Premises and equipment, net                                                          31,329           29,666
Accrued interest receivable                                                           5,040            4,812
Stock in FHLB and Federal Reserve Bank                                                2,526            1,760
Other assets                                                                         12,442            7,879
                                                                                -----------     ------------

        TOTAL ASSETS                                                            $   681,345     $    630,089
                                                                                ===========     ============
Liabilities and stockholders' equity
Deposits
   Noninterest-bearing                                                          $    80,133     $     79,990
   Interest-bearing                                                                 474,433          451,080
                                                                                -----------     ------------
       TOTAL DEPOSITS                                                               554,566          531,070

Advances from FHLB                                                                   50,160           23,160
Other borrowed funds                                                                  2,809            3,700
Note payable                                                                          1,004               --
Accrued expenses and other liabilities                                                4,556            6,193
                                                                                -----------     ------------
        TOTAL LIABILITIES                                                           613,095          564,123

Stockholders' equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued -0-                                                                   --               --
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      14,385,142 shares issued and outstanding in 1999 and 14,077,036
      in 1998                                                                            14               14
   Surplus                                                                           47,756           45,491
   Retained earnings                                                                 21,753           20,362
   Accumulated other comprehensive (loss)income                                      (1,273)              99
                                                                                -----------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                                   68,250           65,966
                                                                                -----------     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   681,345     $    630,089
                                                                                ===========     ============



See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Income (Unaudited)
                 (Amounts In Thousands, Except Per Share Data)



                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                              ------------------------------------------------
                                                                1999          1998          1999         1998
                                                              -------      --------       -------      -------
Interest income
Interest and fees on loans                                    $11,360      $  7,964       $21,745      $15,247
Interest on investment securities
  Taxable                                                         945         1,193         1,951        2,655
  Exempt from federal income tax                                  237           304           487          534
Interest on federal funds sold                                    168           321           387          722
Interest and dividends on other investments                       141            37           196           68
                                                              -------      --------       -------      -------

   Total interest income                                       12,851         9,819        24,766       19,226

INTEREST EXPENSE
Interest on deposits                                            5,427         4,510        10,751        9,032
Interest on other borrowed funds                                  651            68           936           91
                                                              -------      --------       -------      -------

  Total interest expense                                        6,078         4,578        11,687        9,123
                                                              -------      --------       -------      -------

        NET INTEREST INCOME                                     6,773         5,241        13,079       10,103

Provision for loan losses                                         298           853           542        1,293
                                                              -------      --------       -------      -------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        6,475         4,388        12,537        8,810

Noninterest income                                              1,241           979         2,674        2,002
Gain(loss) on sale of securities                                   79            (6)           59           69
                                                              -------      --------       -------      -------

    TOTAL NONINTEREST INCOME                                    1,320           973         2,733        2,071

NONINTEREST EXPENSES
Salaries and employee benefits                                  3,160         2,302         6,383        4,492
Occupancy, furniture and equipment expense                      1,224           719         2,408        1,424
Merger related expenses                                           622          --             691         --
Other operating expenses                                        1,973         1,411         3,992        2,613
                                                              -------      --------       -------      -------

    TOTAL NONINTEREST EXPENSES                                  6,979         4,432        13,474        8,529
                                                              -------      --------       -------      -------

        Income before income taxes                                816           929         1,796        2,352

INCOME TAX EXPENSE                                                237           111           405          506
                                                              -------      --------       -------      -------

        NET INCOME                                            $   579      $    818       $ 1,391      $ 1,846
                                                              =======      ========       =======      =======

BASIC AND DILUTED NET INCOME PER SHARE                        $  0.04      $   0.06       $  0.10      $  0.14
                                                              =======      ========       =======      =======

AVERAGE COMMON SHARES OUTSTANDING                              14,315        12,906        14,284       12,906
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION           14,353        12,935        14,327       12,935


See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             -----------------------
                                                                                1999           1998
                                                                             --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITES                                     $  2,972       $  2,733
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits in other banks                    (1,291)            --
   Net decrease in federal funds sold                                          17,248         21,615
   Proceeds from sales of securities available for sale                        12,309         11,597
   Proceeds from maturities of investment securities available for sale        15,838         15,152
   Purchases of investment securities available for sale                      (10,471)       (36,524)
   Proceeds from maturities of investment securities held to maturity           1,084         12,818
   Purchases of investment securities held to maturity                             --        (11,218)
   Net increase in loans                                                      (83,266)       (45,998)
   Proceeds from sale of subsidiary's net assets                                3,392             --
   Purchases of premises and equipment                                         (3,885)        (3,077)
   Other investing activities                                                  (4,475)          (256)
                                                                             --------       --------

          Net cash used by investing activities                               (53,517)       (35,891)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                            23,496         34,714
   Net increase(decrease) in FHLB advance and other borrowings                 26,109         (1,994)
   Proceeds from note payable                                                   1,004             --
   Proceeds from issuance of common stock                                       2,170          2,411
   Repurchase of common stock by pooled subsidiary                                               (29)
   Dividends paid by pooled subsidiary                                             --           (105)
                                                                             --------       --------

          Net cash provided by financing activities                            52,779         34,997
                                                                             --------       --------

Net increase in cash and due from banks                                         2,234          1,839

Cash and due from banks at beginning of period                                 31,307         19,259
                                                                             --------       --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 33,541       $ 21,098
                                                                             ========       ========

Supplemental schedule of noncash investing activity:
   Sale of subsidiary's net assets financed by the Corporation               $  2,202       $     --
                                                                             ========       ========






See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Supplemental Consolidated Financial Statements included in the Current Report on Form 8-K, filed April 15, 1999, as Exhibit
99.3. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The statement of financial condition at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Prior period financial information has been restated for business combinations with Emerald Coast Bancshares, Inc. ("Emerald"), which was consummated in the first quarter of 1999, and C&L Banking Corporation ("C&L"), and C&L Bank of Blountstown ("Blountstown"), which were consummated in the second quarter of 1999. All of these business combinations were accounted for as poolings of interests. Additionally, Blountstown was immediately merged into C&L's subsidiary C&L Bank of Bristol.

NOTE 2 - BUSINESS COMBINATION
On February 12, 1999, the Corporation issued 1,379,978 shares of common stock in exchange for all of the outstanding common stock of Emerald headquarterd in Panama City Beach, Florida. This transaction, accounted for as a pooling of interests, added approximately $92 million in assets.

On June 30, 1999, the Corporation also issued 1,289,454 shares of common stock in exchange for all of the outstanding common stock of C&L headquartered in Bristol, Florida. This transaction, accounted for as a pooling of interests, added approximately $49 million in assets.

On June 30, 1999, the Corporation issued 838,902 shares of common stock in exchange for all of the outstanding common stock of Blountstown headquartered in Blountstown, Florida. This transaction, accounted for as a pooling of interests, added approximately $56 million in assets.

As explained in Note 1, the Corporation restated prior period financial information for the Emerald transaction, which was closed in the first quarter of 1999, and the C&L and Blountstown transactions which were closed in the second quarter of 1999.

The following table presents financial information contributed by the pooled companies during 1999 prior to the consummation of the mergers (in thousands):

                                          Net
                                    Interest Income             Net Income
                                    ---------------             ----------
         C&L                         $      1,162               $       319
         Blountstown                          989                       166

The following table presents financial information as reported by the Corporation, Emerald, C&L and Blountstown on a combined basis for the six months ended June 30, 1998.

Net interest income:

         Corporation                                        $   6,709
         Emerald                                                1,301
         C&L                                                    1,070
         Blountstown                                            1,023
                                                            ---------

         Combined                                           $  10,103
                                                            =========

Net income (loss):
         Corporation                                        $   1,354
         Emerald                                                   (7)
         C&L                                                      410
         Blountstown                                               89
                                                            ---------

         Combined                                           $   1,846
                                                            =========

Net income per equivalent share of Corporation:
         Corporation                                        $     .14
         Emerald                                                 (.01)
         C&L                                                      .32
         Blountstown                                              .11
         Combined                                                 .14

NOTE 3 - SEGMENT REPORTING
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle region of the state of Florida. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts, and other financial services.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Supplemental Consolidated Financial Statements included in the Current Report on Form 8-K filed April 15, 1999 as Exhibit 99.3. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

                                                               Alabama                   Florida
                                                               Region                     Region                    Combined
                                                              ---------                 ---------                  -----------
Three months ended June 30, 1999
         Net interest income                                  $   4,537                 $   2,236                  $     6,773
         Provision for loan losses                                  185                       113                          298
         Noninterest income                                         925                       395                        1,320
         Noninterest expense                                      5,068                     1,911                        6,979
         Income tax (benefit) expense                               (10)                      247                          237
                  Net income                                        219                       360                          579
         Total assets                                           470,607                   210,738                      681,345

Three months ended June 30, 1998
         Net interest income                                  $   3,463                 $   1,778                  $     5,241
         Provision for loan losses                                  545                       308                          853
         Noninterest income                                         703                       270                          973
         Noninterest expense                                      3,010                     1,422                        4,432
         Income tax (benefit) expense                               (47)                      158                          111
                  Net income                                        658                       160                          818
         Total assets                                           329,919                   170,685                      500,604

Six months ended June 30, 1999
         Net interest income                                  $   8,813                 $   4,266                  $    13,079
         Provision for loan losses                                  307                       235                          542
         Noninterest income                                       1,906                       827                        2,733
         Noninterest expense                                      9,906                     3,568                       13,474
         Income tax (benefit) expense                               (75)                      480                          405
                  Net income                                        581                       810                        1,391

Six months ended June 30, 1998
         Net interest income                                  $   6,709                 $   3,394                  $    10,103
         Provision for loan losses                                  877                       416                        1,293
         Noninterest income                                       1,443                       628                        2,071
         Noninterest expense                                      5,712                     2,817                        8,529
         Income tax expense                                         209                       297                          506
                  Net income                                      1,354                       492                        1,846


NOTE 4 - NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):


                                                              Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                             ----------------------------------------------
                                                               1999         1998         1999         1998
                                                             -------      -------      -------      -------
         Numerator:
              For basic and diluted, net income              $   579      $   818      $ 1,391      $ 1,846
                                                             =======      =======      =======      =======

         Denominator:
              For basic, weighted average common shares
                   outstanding                                14,315       12,906       14,284       12,906
              Effect of dilutive stock options                    38           29           43           29
                                                             -------      -------      -------      -------

              Average diluted common shares outstanding       14,353       12,935       14,327       12,935
                                                             =======      =======      =======      =======

         Basic and diluted net income per share              $   .04      $   .06      $   .10      $   .14
                                                             =======      =======      =======      =======


NOTE 5 - COMPREHENSIVE (LOSS) INCOME
Total comprehensive (loss) income was $(532,000) and $18,000 for the three and six-month periods ended June 30, 1999, and $1,202,000 and $1,918,000 for the three and six-month periods ended June 30, 1998. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

NOTE 6 - INCOME TAXES
The primary difference between the effective tax rates and the federal statutory rate in 1998 and 1999 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John Hand Building.

NOTE 7 - STOCKHOLDERS' EQUITY

During 1999, the Corporation received approximately $2,170,000 in proceeds from the issuance of common stock, of which, $636,000 was received from 134,000 shares issued upon the exercise of stock options. The remaining proceeds were received from the sale of 150,000 shares of common stock issued to satisfy the exercise of the underwriter's overallotment option in connection with the Corporation's underwritten public offering which closed on January 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
Total assets of the Corporation were $681.3 million at June 30, 1999, an increase of $51.3 million from December 31, 1998. At June 30, 1999, total stockholders' equity was $68.3 million, an increase of $2.3 million over total stockholders' equity at December 31, 1998. The increase in total assets was due to the growth of the loan portfolio, which was funded by the sale of investment securities and federal funds, and an increase in deposits and borrowings from the Federal Home Loan Bank. The increase in total stockholders' equity resulted primarily from $2.2 million in proceeds received from the issuance of common stock.

Cash and due from banks, federal funds sold and investment securities decreased $36.1 million to $118.5 million at June 30, 1999, from $154.6 million at December 31, 1998. On June 30, 1999, cash and due from banks, federal funds sold and investment securities made up 17.4% of total assets compared with 24.5% at December 31, 1998.

Loans, net of unearned income, totaled $511.8 million at June 30, 1999, an increase of $79.9 million from $431.9 million at December 31, 1998. Loans, net of unearned income, made up 75.1% of total assets at June 30, 1999, as compared with 68.6% at December 31, 1998.

Deposits totaled $554.6 million at June 30, 1999, an increase of $23.5 million from $531.1 million at December 31, 1998. The increase is primarily in interest bearing deposits, of which, time and savings deposits increased $15.2 million, and interest bearing demand deposits increased $8.1 million.

Results of Operations

Net income was $579,000 and $1,391,000 for the three and six-month periods ended June 30, 1999, compared with $818,000 and $1,846,000 respectively for the same periods in 1998. The decrease in net income was primarily due to an increase in total noninterest expenses partially offset by an increase in net interest income and noninterest income and a decrease in the provision for loan losses.

Net interest income increased $3.0 million or 29.5% over the first six months of 1998 and $1.5 million or 29.2% over the second quarter of 1998. The increase in net interest income was primarily due to a higher level of earning assets funded by an increase in deposits and advances from the Federal Home Loan Bank.

Noninterest income increased $662,000 or 32.0% over the first six months of 1998 and $347,000 or 35.7% over the second quarter of 1998. The increase in noninterest income was primarily due to an increase in service charge income on deposits and mortgage origination fees.

Noninterest expense increased $5.0 million or 58.0% over the first six-months of 1998 and $2.6 million or 57.5% over the second quarter of 1998. The increase in noninterest expense was primarily due to an increase in salary and employee benefits and various other operating expenses, such as board fees and professional fees, which resulted from the operations of new branches (primarily Birmingham) and the creation of new departments. In addition, $691,000 of merger related expenses were incurred during the first six months of 1999, of which, $622,000 were recognized during the second quarter. The merger related expenses consist primarily of legal and accounting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations - Continued
Income tax expense was $405,000 for the six-month period ended June 30, 1999, compared with $506,000 for the six-month period ended June 30, 1998. The effective tax rates were 23% and 22%, respectively. The primary difference in the effective rate is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation's headquarters, the John Hand Building.

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

Management conducts a review of all loans over $100,000 and a sample of loans less than $100,000. Specific reserves are allocated based on these reviews. General reserves are allocated based on the aforementioned factors. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The adequacy of the allowance for loan losses and the effectiveness of the Corporation's monitoring and analysis system are also reviewed periodically by the banking regulators.

Additions to the allowance for loan losses, which are expensed on the Corporation's statement of operations, are made periodically to maintain the allowance at an appropriate level based on the analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The provision for loan losses for the six-month period ended June 30, 1999 was $542,000 as compared with $1,293,000 for the six-month period ended June 30, 1998. The allowance for loan losses was $6.7 million or 1.31% of total loans at June 30, 1999, compared with $6.5 million or 1.50% at December 31, 1998. Management has concluded, based upon the analysis of the addition to established allowances and the composition of the loan portfolio, that the allowance is adequate. While current economic conditions in the Corporation's market are stable, future conditions may impact the level of future allowances for losses on loans.

Liquidity
The Corporation's principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, the Corporation has access to purchased funds from several regional financial institutions and may borrow from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are primarily influenced by interest rates, general economic conditions and competition. The management of the Corporation places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

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

         -        testing and validating solutions; and

         -        implementing those solutions.

         The Corporation has completed its five-step plan. Each of the Corporation's banking subsidiaries have received satisfactory compliance reviews. The Corporation determined that it needed to upgrade significant portions of its software and hardware so that those systems will utilize dates beyond December 31, 1999. The Corporation presently believes that with these upgrades of its existing software and hardware, potential Year 2000 issues can be mitigated.

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

         The Corporation has utilized both internal and external resources to reprogram, replace and test software and other components of its systems for Year 2000 modifications. Modifications were scheduled to ensure that mission-critical systems were completed in time to allow for extended testing.

         The Corporation's systems are divided into two categories, those maintained internally by the Corporation's information systems personnel and those provided by external vendors. For internally maintained systems, revisions were implemented during the first quarter of 1999. The Corporation has installed the Year 2000 releases provided by vendors on its core-business systems

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

and has completed century date testing and validation of these core business systems. For the remainder of the externally maintained systems, the Corporation has received written confirmation from its vendors that each system will be made Year 2000 compliant in 1999. The Corporation will continue to assess with its vendors the status of their Year 2000 compliance and install any necessary additional code releases through 1999.

         The majority of the Corporation's software is supplied by third parties affecting most significant systems of the Corporation. The Corporation has conducted formal communications with all of its significant suppliers and large customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Corporation has applied the majority of its resources that are allocated to the Year 2000 Issue to installing and testing vendor releases. To date, the Corporation is not aware of any external agent with a Year 2000 issue that would have a material adverse effect on the Corporation's financial condition or results of operations.

         The projected total cost of the Year 2000 project is currently estimated at approximately $300,000 and is being funded through operating cash flows. As of June 30, 1999, the Corporation has incurred $220,000 in expenses, with $2,000, $138,000 and $80,000 expensed in 1997, 1998 and 1999, respectively. The costs of the project and the date on which the Corporation plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be accurate, and actual results could differ materially from those plans.

         The Corporation believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. However, disruptions in the economy that are beyond the Corporation's control resulting from Year 2000 issues could materially adversely affect the Corporation. Furthermore, the Corporation has no means of ensuring that third parties that it does not control will be Year 2000 compliant. The Corporation believes that failure of third parties to address their Year 2000 problems in a timely fashion presents the greatest likelihood of the Corporation not being Year 2000 compliant. Such a failure could materially adversely impact the Corporation's operations, the estimated costs of the Year 2000 project and the target dates for completion. The effect of non-compliance by third parties is not determinable at this time. The Corporation could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability, if any, and lost revenue cannot be reasonably estimated at this time.

         The Corporation has developed contingency plans in the event that efforts to renovate the Corporation's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans address risk factors related to the Corporation's acquisitions, including the inadequate allocation of resources to Year 2000 issues by one or more of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS-CONTINUED

acquired companies; and the potential costs of completing renovation or replacement of non-compliant systems of one or more of the acquired companies.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation's belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed and pending acquisitions; one time costs associated with the recently-completed and pending acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; Year 2000 compliance issues and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 1999, the Annual Meeting of Stockholders of the Corporation was held at which shares of common stock represented at the Annual Meeting were voted in favor of the election of the directors listed below as follows:

                  Director                      For          Withheld    Abstain
                  --------                      ---          --------    -------

         1.   W. T. Campbell, Jr.             8,365,644         5,068       0
         2.   K. Earl Durden                  8,366,144         4,568       0
         3.   Thomas E. Jernigan, Jr.         8,365,644         5,068       0
         4.   Mayer Mitchell                  8,366,144         4,568       0
         5.   Harold W. Ripps                 8,366,144         4,568       0
         6.   James A. Taylor, Jr.            8,208,369       162,343       0
         7.   T. Mandell Tillman              8,363,809         6,903       0

In addition, shares of common stock represented at the Annual Meeting were voted in favor of the ratification of Ernst & Young LLP as independent auditors as follows:

             For                    Withheld                    Abstain
             ---                    --------                    -------

          8,369,712                     0                        1,000

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1 - Financial Data Schedule (SEC use only)
     Exhibit 27.2 - Restated Financial Data Schedule (SEC use only)
     Exhibit 27.3 - Restated Financial Data Schedule (SEC use only)

(b) Report on Form 8-K:

         On April 15, 1999, the registrant filed a current report on Form 8-K under items 5 and 7. This report includes the registrant's supplemental financial statements and related financial information reflecting the acquisition of Emerald Coast Bancshares, Inc. accounted for as a pooling of interests.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               The Banc Corporation
                                                     (Registrant)

Date: August 16, 1999              By: /s/ James A. Taylor, Jr.
     -------------------              -----------------------------------------
                                           James A. Taylor, Jr.
                                      Executive Vice President, General Counsel
                                               and Secretary


Date: August 16, 1999              By:/s/  David R. Carter
     -------------------              -----------------------------------------
                                           David R. Carter
                                       Executive Vice President
                                      and Chief Financial Officer
                                     (Principal Accounting Officer)