Form 10-Q
period 1999-09-30
BANC CORP
filed 1999-11-12
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File number 0-25033


                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                                           63-1201350
----------------------------------------------------      -----------------------------------------
   (State or Other Jurisdiction of Incorporation)             (IRS Employer Identification No.)


                 17 North 20th Street, Birmingham, Alabama 35203
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 326-2265
                                 --------------
               (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                                                Outstanding as of September 30, 1999
--------------------------------------------                  -----------------------------------------------------
Common stock, $.001 par value                                                      14,385,021

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)



                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                              1999             1998
                                                                                         -------------   --------------
                                                                                           (UNAUDITED)         (NOTE 1)
         Assets
         Cash and due from banks                                                         $      32,757   $       31,307
         Interest bearing deposits in other banks                                                4,672            1,048
         Federal funds sold                                                                      3,457           25,045
         Investment securities available for sale                                               71,658           91,482
         Investment securities held-to-maturity                                                  5,585            6,726
         Mortgage loans held for sale                                                            2,346            4,899
         Loans, net of unearned income                                                         595,159          431,931
         Less: Allowance for loan losses                                                       (10,036)          (6,466)
                                                                                         -------------   --------------
                 Net loans                                                                     585,123          425,465
                                                                                         -------------   --------------
         Premises and equipment, net                                                            34,309           29,666
         Accrued interest receivable                                                             5,983            4,812
         Stock in FHLB and Federal Reserve Bank                                                  2,893            1,760
         Other assets                                                                           26,622            7,879
                                                                                         -------------   --------------

                 TOTAL ASSETS                                                            $     775,405   $      630,089
                                                                                         =============   ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits
            Noninterest-bearing                                                          $      87,142   $       79,990
            Interest-bearing                                                                   544,747          451,080
                                                                                         -------------   --------------
                TOTAL DEPOSITS                                                                 631,889          531,070

         Advances from FHLB                                                                     57,500           23,160
         Other borrowed funds                                                                       99            3,700
         Note payable                                                                            9,754               --
         Accrued expenses and other liabilities                                                  6,982            6,193
                                                                                         -------------   --------------
                 TOTAL LIABILITIES                                                             706,224          564,123

         Stockholders' Equity
           Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
              shares issued -0-                                                                     --               --
            Common stock, par value $.001 per share; authorized 25,000,000 shares;
               14,385,021 shares issued in 1999 and 14,077,036 in 1998                              14               14
            Surplus                                                                             47,756           45,491
            Retained Earnings                                                                   22,509           20,362
            Accumulated other comprehensive (loss)income                                        (1,098)              99
                                                                                         -------------   --------------
                 TOTAL STOCKHOLDERS' EQUITY                                                     69,181           65,966
                                                                                         -------------   --------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     775,405   $      630,089
                                                                                         =============   ==============



See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
                 (Amounts In Thousands, Except Per Share Data)



                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                      -----------------------       ---------------------
                                                                         1999          1998           1999          1998
                                                                       --------      --------       --------      --------
         Interest income
         Interest and fees on loans                                    $ 12,918      $  9,045       $ 34,663      $ 24,292
         Interest on investment securities
           Taxable                                                        1,105         1,350          3,056         4,005
           Exempt from Federal income tax                                   233           306            720           840
         Interest on federal funds sold                                     181           450            568         1,172
         Interest and dividends on other investments                        143            17            339            85
                                                                       --------      --------       --------      --------

            Total interest income                                        14,580        11,168         39,346        30,394

         INTEREST EXPENSE
         Interest on deposits                                             6,227         5,119         16,978        14,151
         Interest on other borrowed funds                                   703           112          1,639           203
                                                                       --------      --------       --------      --------

           Total interest expense                                         6,930         5,231         18,617        14,354
                                                                       --------      --------       --------      --------

                 NET INTEREST INCOME                                      7,650         5,937         20,729        16,040

         Provision for loan losses                                        1,445         2,275          1,987         3,568
                                                                       --------      --------       --------      --------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         6,205         3,662         18,742        12,472

         Noninterest income                                               1,746           773          4,420         2,775
         Gain on sale of securities                                           6           148             65           217
                                                                       --------      --------       --------      --------

             TOTAL NONINTEREST INCOME                                     1,752           921          4,485         2,992

         NONINTEREST EXPENSES
         Salaries and employee benefits                                   3,463         2,826          9,846         7,318
         Occupancy, furniture and equipment expense                       1,271           971          3,679         2,395
         Merger related expenses                                             52            --            743            --
         Other operating expenses                                         2,064         2,600          6,056         5,213
                                                                       --------      --------       --------      --------

             TOTAL NONINTEREST EXPENSES                                   6,850         6,397         20,324        14,926
                                                                       --------      --------       --------      --------

                 Income (loss) before income taxes                        1,107        (1,814)         2,903           538

         INCOME TAX EXPENSE (BENEFIT)                                       352          (850)           757          (344)
                                                                       --------      --------       --------      --------

                 NET INCOME (LOSS)                                     $    755      $   (964)      $  2,146      $    882
                                                                       ========      ========       ========      ========

         BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                 $   0.05      $  (0.07)      $   0.15      $   0.07
                                                                       ========      ========       ========      ========

         AVERAGE COMMON SHARES OUTSTANDING                               14,385        12,907         14,318        12,907
         AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION            14,399        12,936         14,351        12,936




See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         1999            1998
                                                                                      ---------       ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $   7,004       $   5,081
                                                                                      ---------       ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Net (increase)decrease in interest bearing deposits in other banks           (3,624)             91
            Net decrease in federal funds sold                                           24,808          15,250
            Proceeds from sales of securities available for sale                         15,401          26,914
            Proceeds from maturities of investment securities available for sale         17,740          21,120
            Purchases of investment securities available for sale                       (12,335)        (48,053)
            Proceeds from maturities of investment securities held to maturity            1,124          15,797
            Purchases of investment securities held to maturity                              --         (23,520)
            Net increase in loans                                                      (146,221)        (81,362)
            Net cash received in business combination                                       981              --
            Proceeds from sale of subsidiary's net assets                                 3,392              --
            Purchases of premises and equipment                                          (5,165)         (6,214)
            Other investing activities                                                   (9,075)         (2,544)
                                                                                      ---------       ---------

                   Net cash used by investing activities                               (112,974)        (82,521)
                                                                                      ---------       ---------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Net increase in deposit accounts                                             64,757          74,964
            Net increase in FHLB advance and other borrowings                            30,739             832
            Proceeds from note payable                                                    9,754              --
            Proceeds from issuance of common stock                                        2,170           2,437
            Repurchase of common stock by pooled subsidiary                                  --             (29)
            Dividends paid by pooled subsidiary                                              --            (146)
                                                                                      ---------       ---------

                   Net cash provided by financing activities                            107,420          78,058
                                                                                      ---------       ---------

         Net increase in cash and due from banks                                          1,450             618

         Cash and due from banks at beginning of period                                  31,307          19,259
                                                                                      ---------       ---------

         CASH AND DUE FROM BANKS AT END OF PERIOD                                     $  32,757       $  19,877
                                                                                      =========       =========

         Supplemental schedule of noncash investing activity:
            Sale of subsidiary's net assets financed by the Corporation               $   2,202       $      --
            Assets acquired in business combination                                      38,087              --
            Liabilities assumed in business combination                                  36,504              --




See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Supplemental Consolidated Financial Statements included in the Current Report on Form 8-K, filed April 15, 1999, as Exhibit 99.3. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

NOTE 2 - BUSINESS COMBINATIONS
On February 12, 1999, the Corporation issued 1,379,978 shares of common stock in exchange for all of the outstanding common stock of Emerald headquartered in Panama City Beach, Florida. This transaction, accounted for as a pooling of interests, added approximately $92 million in assets.

On June 30, 1999, the Corporation issued 1,289,454 shares of common stock in exchange for all of the outstanding common stock of C&L headquartered in Bristol, Florida. This transaction, accounted for as a pooling of interests, added approximately $49 million in assets.

On June 30, 1999, the Corporation issued 838,902 shares of common stock in exchange for all of the outstanding common stock of Blountstown, headquartered in Blountstown, Florida. This transaction, accounted for as a pooling of interests, added approximately $56 million in assets.

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

The following table presents financial information as reported by the Corporation, Emerald, C&L, Blountstown and on a combined basis for the nine months ended September 30, 1998.


Net interest income:
         Corporation                                                        $10,692
         Emerald                                                              2,191
         C&L                                                                  1,598
         Blountstown                                                          1,559
                                                                            -------

         Combined                                                           $16,040
                                                                            =======

Net income:
         Corporation                                                        $    11
         Emerald                                                                 12
         C&L                                                                    575
         Blountstown                                                            284
                                                                            -------

         Combined                                                           $   882
                                                                            =======

Net income per equivalent share of Corporation:
         Corporation                                                        $    --
         Emerald                                                                .01
         C&L                                                                    .45
         Blountstown                                                            .34
         Combined                                                               .07


On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. BankersTrust was a one-bank holding company operating in north Alabama. The total cost of the acquisition was $1,624,000, which exceeded the fair value of the net assets of BankersTrust by $5,125,000. The excess is being amortized on a straight-line basis over 15 years. The Corporation's condensed consolidated financial statements include the results of operations of BankersTrust only from July 13, 1999, its date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if BankersTrust had been acquired on January 1, 1998. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the periods presented, or of results that may occur in the future.


                                                  For the Nine Months Ended
                                                         September 30
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------
Interest income                                    $ 40,906       $ 32,027
Interest expense                                     19,516         15,303
                                                   --------       --------
         Net interest income                         21,390         16,724
Provision for loan losses                             4,984          4,278
Noninterest income                                    4,670          4,671
Noninterest expense                                  22,318         16,171
                                                   --------       --------
         (Loss) income before income taxes           (1,242)           946
Income tax expense (benefit)                            678           (194)
                                                   ========       ========
Net (loss) income                                  $ (1,920)      $  1,140
                                                   ========       ========

Basic and diluted net (loss) income per share      $  (0.13)      $   0.09
                                                   ========       ========



NOTE 3 - SEGMENT REPORTING
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle region of the state. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

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


                                                                        Alabama         Florida
                                                                         Region          Region        Combined
                                                                       ---------       ---------       ---------
         Three months ended September 30, 1999
               Net interest income                                     $   5,151       $   2,499       $   7,650
               Provision for loan losses (reduction of allowance)          2,244            (799)          1,445
               Noninterest income                                          1,387             365           1,752
               Noninterest expense                                         5,160           1,690           6,850
               Income tax (benefit) expenses                                (465)            817             352
                  Net (loss) income                                         (401)          1,156             755
               Total assets                                              558,585         216,820         775,405

         Three months ended September 30, 1998
               Net interest income                                     $   3,983       $   1,954       $   5,937
               Provision for loan losses                                   2,007             268           2,275
               Noninterest income                                            481             440             921
               Noninterest expense                                         4,771           1,626           6,397
               Income tax (benefit) expenses                                (971)            121            (850)
                  Net (loss) income                                       (1,343)            379            (964)
               Total assets                                              366,200         177,972         544,172

         Nine months ended September 30, 1999
               Net interest income                                     $  13,964       $   6,765       $  20,729
               Provision for loan losses (reduction of allowance)          2,551            (564)          1,987
               Noninterest income                                          3,293           1,192           4,485
               Noninterest expense                                        15,066           5,258          20,324
               Income tax (benefit) expenses                                (540)          1,297             757
                  Net income                                                 180           1,966           2,146

         Nine months ended September 30, 1998
               Net interest income                                     $  10,692       $   5,348       $  16,040
               Provision for loan losses                                   2,884             684           3,568
               Noninterest income                                          1,924           1,068           2,992
               Noninterest expense                                        10,483           4,443          14,926
               Income tax (benefit) expenses                                (762)            418            (344)
                  Net income                                                  11             871             882

NOTE 4 - NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income
(loss) per common share (in thousands, except per share amounts):


                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                 September 30,
                                                    ----------------------       ----------------------
                                                      1999          1998           1999          1998
                                                    --------      --------       --------      --------
Numerator:
     For basic and diluted, net income (loss)       $    755      $   (964)      $  2,146      $    882
                                                    ========      ========       ========      ========

Denominator:
     For basic, weighted average common shares
          Outstanding                                 14,385        12,907         14,318        12,907
     Effect of dilutive stock options                     14            29             33            29
                                                    --------      --------       --------      --------

     Average diluted common shares outstanding        14,399        12,936         14,351        12,936
                                                    ========      ========       ========      ========

Basic and diluted net income (loss) per share       $    .05      $   (.07)      $    .15      $    .07
                                                    ========      ========       ========      ========


NOTE 5 - COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) was $930,000 and $949,000 for the three and nine-month periods ended September 30, 1999, and $(677,000) and $1,241,000 for the three and nine-month periods ended September 30, 1998. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

NOTE 6 - INCOME TAXES
The primary difference between the effective tax rates and the federal statutory rate in 1998 and 1999 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

NOTE 7 - STOCKHOLDERS' EQUITY
During 1999, the Corporation received approximately $2,170,000 in proceeds from the issuance of common stock, of which, $636,000 was received from 134,000 shares issued upon the exercise of stock options. The remaining proceeds were received from the sale of 150,000 shares of common stock issued to satisfy the exercise of the underwriter's overallotment option in connection with the Corporation's underwritten public offering, which closed on January 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets of the Corporation were $775.4 million at September 30, 1999, an increase of $145.3 million from December 31, 1998. At September 30, 1999, total stockholders' equity was $69.2 million, an increase of $3.2 million compared with total stockholders' equity at December 31, 1998. The increase in total assets was due to the growth of the loan portfolio, which was funded by the sale of investment securities and federal funds and an increase in deposits and borrowings under various lines of credit. The increase in stockholders' equity resulted primarily from $2.2 million in proceeds received from the issuance of common stock.

Cash and due from banks, interest-bearing deposits due, federal funds sold and investment securities decreased $37.5 million to $118.1 million at September 30, 1999, from $155.6 million at December 31, 1998. On September 30, 1999, cash and due from banks, interest-bearing deposits due, federal funds sold and investment securities comprised 15.2% of total assets compared with 24.7% at December 31, 1998.

Loans, net of unearned income, totaled $595.1 million at September 30, 1999, an increase of $163.2 million from $431.9 million at December 31, 1998. Loans, net of unearned income, comprised 76.8% of total assets at September 30, 1999, as compared with 68.6% at December 31, 1998.

Deposits totaled $631.9 million at September 30, 1999, an increase of $100.8 million from $531.1 million at December 31, 1998. The increase is primarily in interest bearing deposits, of which, time and savings deposits increased $83.0 million, and interest-bearing demand deposits increased $10.6 million.

Results of Operations
Net income (loss) was $755,000 and $2,146,000 for the three and nine-month periods ended September 30, 1999, compared with $(964,000) and $882,000, respectively, for the same periods in 1998. The increase in net income was primarily due to an increase in net interest income and noninterest income and a decrease in the provision for loan losses.

Net interest income increased $4.7 million or 29.2% over the first nine months of 1998 and $1.7 million or 28.9% over the third quarter of 1998. The increase in net interest income was primarily due to a higher level of earning assets funded by an increase in deposits and borrowings under various lines of credit.

Noninterest income increased $1.5 million or 49.9% over the first nine months of 1998 and $831,000 or 90.2% over the third quarter of 1998. The increase in noninterest income was primarily due to enhanced service charge income resulting from an increase in the volume of deposits and an increase in service charge rates, and fees from increased mortgage originations.

Noninterest expense increased $5.4 million or 36.2% over the first nine months of 1998 and $453,000 or 7.1% over the third quarter of 1998. The increase in noninterest expense was primarily due to an increase in salary and employee benefits, and occupancy, furniture and equipment expenses, which resulted from the opening of new branches and the purchase of new computer equipment and communication systems. In addition, $743,000 of merger related expenses were incurred during the first nine months of 1999, of which, $52,000 were recognized during the third quarter. The merger related expenses consist primarily of legal and accounting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations - Continued
Income tax expense was $757,000 for the nine-month period ended September 30, 1999, compared with a tax benefit of $(344,000) for the nine-month period ended September 30, 1998. The primary difference in the effective rate is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

Provision for Allowance for Loan Losses
The Corporation maintains an allowance for loan losses at a level that it believes is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

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

Additions or reductions to the allowance for loan losses, which are recorded on the Corporation's statement of operations, are made periodically to maintain the allowance at an appropriate level based on the analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The provision for loan losses for the three and nine-month periods ended September 30, 1999 were $1.4 million and $2.0 million as compared to $2.3 million and $3.6 million for the same periods in 1998. The decrease in the provision for loan losses in 1999 was primarily the result of a reduction in the allowance for loan losses in the Florida region. This reduction is the result of the inclusion of the recently acquired C&L Banks in the Corporation's allowance methodology. The allowance for loan losses was $10.0 million or 1.69% of total loans at September 30, 1999, compared with $6.5 million or 1.50% at December 31, 1998. Approximately $3.7 million in allowance for loan losses was acquired in the acquisition of BankersTrust, which was consummated in July 1999. Management has concluded, based upon the analysis of the addition to established allowances and the composition of the loan portfolio, that the allowance is adequate. While current economic conditions in the Corporation's market are stable, future conditions may impact the level of future allowances for losses on loans.

Liquidity
The Corporation's principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, the Corporation has access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit, and from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are primarily influenced by interest rates,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Liquidity - Continued
general economic conditions and competition. The management of the Corporation places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Year 2000 Compliance
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs or hardware that have data-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send statements or engage in similar normal business activities.

         The Corporation has a five-step plan to resolve the Year 2000 Issue:

         - establishing awareness of and educating key personnel with respect to Year 2000 issues and the Corporation's plan to address those potential problems;

         - identifying significant systems and assessing potential Year 2000 issues relating to those systems;

         -        renovating and repairing noncompliance systems;

         -        testing and validating solutions; and

         -        implementing those solutions.

         The Corporation has completed its five-step plan. Each of the Corporation's banking subsidiaries has received satisfactory compliance reviews. The Corporation determined that it needed to upgrade significant portions of its software and hardware so that those systems will utilize dates beyond December 31, 1999. The Corporation presently believes that with these upgrades of its existing software and hardware, potential Year 2000 issues can be mitigated.

         The Corporation adopted a Year 2000 Merger Policy to address Year 2000 issues related to the Corporation' acquisitions. The Year 2000 Merger Policy is designed to act as a guide for both the Corporation and its acquired entities in addressing Year 2000 issues. The Corporation is using this policy to ensure that both the Corporation and its acquired entities follow a logical and planned process for identifying, assessing and remediating Year 2000 issues and testing and implementing those solutions.

         The Corporation has utilized both internal and external resources to reprogram, replace and test software and other components of its systems for Year 2000 modifications. Modifications were scheduled to ensure that mission-critical systems were completed in time to allow for extended testing.

         The Corporation's systems are divided into two categories, those maintained internally by the Corporation's information systems personnel and those provided by external vendors. For internally maintained systems, revisions were implemented during the first quarter of 1999. The Corporation has installed the Year 2000 releases provided by vendors on its core-business systems and has completed century date testing and validation of these core business systems. For the remainder of the externally maintained systems, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Year 2000 Compliance - Continued
Corporation has received written confirmation from its vendors that each system will be made Year 2000 compliant in 1999. The Corporation will continue to assess with its vendors the status of their Year 2000 compliance and install any necessary additional code releases through 1999.

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

         The projected total cost of the Year 2000 project was originally estimated at approximately $300,000 and is being funded through operating cash flows. As of September 30, 1999, the Corporation has incurred $220,000 in expenses, with $2,000, $138,000 and $80,000 expensed in 1997, 1998 and 1999, respectively. The cost of the project is not expected to exceed the original estimate.

         The Corporation believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. However, disruptions in the economy that are beyond the Corporation's control resulting from Year 2000 issues could materially adversely affect the Corporation. Furthermore, the Corporation has no means of ensuring that third parties that it does not control will be Year 2000 compliant. The Corporation believes that failure of third parties to address their Year 2000 problems in a timely fashion presents the greatest likelihood of the Corporation not being Year 2000 compliant. Such a failure could materially adversely impact the Corporation's operations. The effect of non-compliance by third parties is not determinable at this time. The Corporation could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records. The amount of potential liability, if any, and lost revenue cannot be reasonably estimated at this time.

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

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation's belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed acquisitions;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Forward-Looking Statements - continued
one-time costs associated with the recently-completed acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; Year 2000 compliance issues and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (SEC use only)

(b) Report on Form 8-K:

                  On July 15, 1999, the Corporation filed a Current Report on Form 8-K reporting under Item 2, the Corporation's acquisitions by merger of C&L Banking Corporation and C&L Bank of Blountstown and reporting under Item 7 certain audited and unaudited consolidated financial statements and pro forma financial information for the Corporation, C&L Banking Corporation and C&L Bank of Blountstown.

SIGNATURES
Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The Banc Corporation
                                                  (Registrant)


Date: November 12, 1999            By:      /s/ James A. Taylor, Jr.
                                      -----------------------------------------------------
                                      James A. Taylor, Jr.
                                      Executive Vice President, General Counsel and
                                       Secretary

Date: November 12, 1999            By:      /s/  David R. Carter
                                      -----------------------------------------------------
                                      David R. Carter
                                      Executive Vice President and Chief Financial Officer
                                       (Principal Accounting Officer)