Form 10-K405
period 1999-12-31
BANC CORP
filed 2000-03-27
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $70,598,494 as of March 24, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 24, 2000, of the registrant's only issued and outstanding class of stock, its $.001 per share par value common stock, was 14,385,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2000 annual meeting of stockholders that will be filed no later than April 29, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Banc Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"), a thrift holding company registered under the Home Owner's Loan Act ("HOLA"), and, effective March 13, 2000, a financial holding company under the Gramm-Leach-Bliley Act ("GLBA"). The Corporation is incorporated under the laws of Delaware and headquartered in Birmingham, Alabama. Through its banking subsidiaries, the Corporation operates 30 banking offices in Alabama and Florida. As of December 31, 1999, the Corporation had assets of approximately $827.4 million, loans of approximately $632.8 million, deposits of approximately $682.5 million and stockholders equity of approximately $68.8 million.

     The Corporation was established in April 1998 so that Warrior Capital Corporation ("Warrior") could merge into the Corporation and thereby change its name to "The Banc Corporation" and its domicile from Alabama to Delaware. The Warrior merger occurred with the Corporation on September 24, 1998. Since the Warrior merger, the Corporation has acquired two banks, six bank holding companies and three additional branches:

                        ACQUISITIONS                          DATE OF ACQUISITION
                        ------------                          -------------------
Commercial Bancshares of Roanoke, Inc., and its bank
  subsidiary................................................   October 16, 1998
City National Corporation, and its bank subsidiary..........   October 30, 1998
First Citizens Bancshares, Inc., and its bank subsidiary....   October 30, 1998
Commerce Bank of Alabama....................................   November 6, 1998
Emerald Coast Bancshares, Inc., and its bank subsidiary.....  February 12, 1999
C&L Banking Corporation, and its bank subsidiary............      June 30, 1999
C&L Bank of Blountstown.....................................      June 30, 1999
BankersTrust of Alabama, Inc., and its bank subsidiary......      July 13, 1999
Branches of Community Bank & Trust of Southeast Alabama,
  Inc.......................................................   November 4, 1999

     The Corporation operates three banking subsidiaries: The Bank, an Alabama banking corporation; Emerald Coast Bank, a federally chartered thrift; and C&L Bank, a Florida banking corporation (collectively, the "banking subsidiaries"). Through its banking subsidiaries, the Corporation offers a broad range of banking services.

     The Bank is headquartered in Birmingham, Alabama, and is 99.75% owned by the Corporation. The Bank became a subsidiary of the Corporation as a result of the Warrior merger. The Bank was known as Warrior Savings Bank until February 1998. The Bank has been in business as a full service commercial and retail bank since it was established in 1957 and had five branches at the time of the Warrior merger. Commerce Bank and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc; City National Corporation; First Citizens Bancshares, Inc.; and Bankers Trust of Alabama, Inc., were merged with and into The Bank, expanding its market areas. The Bank has also opened or acquired four new branches in 1999. As a result, The Bank currently has 23 locations in Alabama and is the Corporation's largest subsidiary. The Bank was formerly an Alabama banking corporation. On February 3, 2000, The Bank was converted from an Alabama state chartered nonmember bank to a state member of the Federal Reserve System under the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the State of Alabama Banking Department.

     Emerald Coast Bank is a federally chartered thrift regulated by the Office of Thrift Supervision. Emerald Coast Bank became a subsidiary of the Corporation on February 12, 1999 as a result of the merger of Emerald Coast Bancshares, Inc. with the Corporation. Emerald Coast Bank was originally a Florida state bank formed on August 30, 1996, and was converted into a federally chartered thrift in 1999. Emerald Coast Bank has four locations in Panama City Beach, Destin, Seagrove and Bay Point, Florida. Emerald Coast Bank has one subsidiary, Emerald Coast Financial Management, Inc., a Florida corporation, which provides investment services and insurance to Emerald Coast Bank's customers and others.

     C&L Bank is a Florida banking corporation headquartered in Bristol, Florida, and has been in operation since 1975. C&L Bank became a subsidiary of the Corporation as a result of the Corporation's acquisitions of C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol, and C&L Bank of Blountstown on June 30, 1999. C&L Bank has three locations in the panhandle region of Florida.

     The principal executive offices of the Corporation and The Bank are located at 17 North 20th Street, Birmingham, Alabama 35203, and the telephone number is
(205) 326-2265. The principal executive offices of Emerald Coast Bank are located at 7522 Front Beach Road, Panama City, Florida 32407, and its telephone number is (850) 230-9800. The principal executive offices of C&L Bank are located at Highway 20 and Baker Street, Bristol, Florida 32321, and its telephone number is (850) 643-2221. As used in this Annual Report, the term "Corporation" refers to The Banc Corporation and its respective subsidiaries and affiliates, including The Bank, C&L Bank and Emerald Coast Bank, unless the context requires otherwise.

RECENT DEVELOPMENTS

     On February 11, 2000, the Corporation filed an application with the Federal Reserve Board and the Alabama Banking Department to merge Emerald Coast Bank and C&L Bank with and into The Bank. The Corporation expects to receive the necessary approvals from the Federal Reserve Board and Alabama Banking Department and to complete the consolidation of its banking subsidiaries in the second quarter of 2000.

STRATEGY

     Operations. The Corporation's management team has historically been successful in the integration of multiple community banking organizations. The Corporation operates primarily in non-metropolitan areas, except for The Bank's Birmingham, Alabama operations. The Corporation targets individuals and local and regional businesses that prefer local bank decision making and personalized service. To implement this strategy, the Corporation operates on a decentralized basis, emphasizing local knowledge and authority to make credit decisions. The Bank has eleven branch presidents and chief executive officers each of whom is responsible for the day-to-day operations and decisions for the branches under his or her supervision. The presidents and chief executive officers of Emerald Coast Bank and C&L Bank are responsible for the day-to-day operations and decisions of Emerald Coast Bank and C&L Bank. The Corporation supplements this decentralized management approach with centralized policy oversight, credit review and management systems. The Corporation implements administrative and operations policies at each of its locations while retaining local management and directors as an advisory board to capitalize on their knowledge of the local community. The Corporation believes this strategy enables its banking subsidiaries to generate high yielding loans and to attract and retain low cost core deposits that provide substantially all of its banking subsidiaries' funding requirements.

     The Corporation's banking subsidiaries focus on residential mortgage, consumer, commercial and real estate construction lending to customers in each of their respective local markets. The banking subsidiaries also offer a variety of deposit programs to individuals and to businesses and other organizations at interest rates generally consistent with local market conditions. In addition, each banking subsidiary offers individual retirement, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

     Market Areas. The Bank operates in Birmingham, Alabama, and its suburbs of Warrior, Morris and Mt. Olive, Alabama, in relatively rural northern Jefferson County. The Bank also operates branches in Albertville, Andalusia, Boaz, Childersburg, Decatur, Frisco City, Gadsden, Guntersville, Huntsville, Kinston, Madison, Mignon, Monroeville, Opp, Rainbow City, Roanoke (2), Samson, and Sylacauga, Alabama. Emerald Coast Bank operates in Destin, Panama City Beach, Seagrove and Bay Point, Florida. C&L Bank operates in Altha, Blountstown and Bristol, Florida.

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

     Since 1998, a substantial portion of the Corporation's growth has been through the acquisition of eight financial institutions and their assets and deposits. In addition, the Corporation acquired three branches from a regional bank. The Corporation from time to time evaluates business combination opportunities and sometimes conducts discussions and due diligence activities in connection with them. As a result, business combination discussions and, in some cases, negotiations may take place and transactions involving cash, debt or equity securities might occur from time to time. Any future business combination or series of business combinations that the Corporation might undertake may be material, in terms of assets acquired or liabilities assumed to the Corporation's financial condition. Any future acquisition is subject to approval by the appropriate bank regulatory agencies. See "Supervision and Regulation".

LENDING ACTIVITIES

     General. Through its banking subsidiaries, the Corporation offers a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in the Corporation's market areas. The Corporation's total loans at December 31, 1999, were $632.8 million, or 86.9% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations. The Corporation has no foreign loans or loans for highly leveraged transactions.

  Loan Portfolio

     Real Estate Loans. Loans secured by real estate are a significant component of the Corporation's loan portfolio, constituting $342.2 million, or 54.1% of total loans at December 31, 1999. The Corporation's primary type of real estate loan is single family first mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 years. The Bank, C&L Bank and Emerald Coast Bank charge an origination fee on these loans.

     The banking subsidiaries' nonresidential mortgage loans include commercial, industrial and raw land loans. The commercial real estate loans are typically used to provide financing for retail establishments, offices and manufacturing facilities. The Corporation's banking subsidiaries generally require nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrite their commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings, rather than on the basis of the value of the collateral. Terms are typically five years and may have payments through the date of maturity based on a 15 to 30 year amortization schedule. Construction loans usually have a term of twelve months and generally require personal guarantees.

     Commercial, Industrial, and Agricultural Loans. The banking subsidiaries make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 5 years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. The banking subsidiaries attempt to reduce their credit risk on commercial loans by limiting the loan to value ratio to 65% on loans secured by accounts receivable or inventory and 75% on equipment loans. The banking subsidiaries also make unsecured commercial loans. Commercial, industrial and agricultural loans constituted $207.6 million, or 32.8% of the Corporation's loan portfolio at December 31, 1999.

     Consumer Loans. Consumer lending includes installment lending to individuals in the Corporation's market areas and consists of loans to purchase automobiles, recreational vehicles, mobile homes and appliances. Consumer loans constituted $74.8 million, or 11.8% of the Corporation's loan portfolio at December 31, 1999. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

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

     Loan Review. The Corporation has a loan review process designed to promote early identification of credit quality problems. A risk rating system is employed whereby each loan is assigned a rating which corresponds to the perceived credit risk. Risk ratings are subject to independent review by a loan review department which also performs ongoing, independent review of the risk management process which includes underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and non-performing assets. The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors as well as to the Corporation's independent auditors.

DEPOSITS

     The principal sources of funds for each of the banking subsidiaries are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking, money market and negotiable order of withdrawal accounts that provide the banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Corporation's banking subsidiaries is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Corporation's market areas.

     Deposit rates are set periodically by senior management of The Bank, C&L Bank and Emerald Coast Bank, subject to approval by management of the Corporation. Management believes that the rates its banking subsidiaries offer are competitive with those offered by competing institutions in their market areas. The banking subsidiaries focus on customer service, not high rates, to attract and retain deposits.

EMPLOYEES

     As of March 1, 2000, the Corporation and its subsidiaries employed approximately 366 individuals. The management of the Corporation believes that its employee relations have been and continue to be good.

COMPETITION

     The banking subsidiaries encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, and may also consider the fact that other banks offer different services. In addition, most of the Corporation's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies, federally insured banks and federally insured thrifts. See "Supervision and Regulation."

SUPERVISION AND REGULATION

     As a bank holding company registered with the Federal Reserve Board under the BHCA and, effective March 13, 2000, a financial holding company under the GLBA, the Corporation and its banking subsidiaries are subject to the supervision, examination and reporting requirements of the Federal Reserve Board, the BHCA and GLBA. As a thrift holding company, the Corporation is also supervised and regulated by the OTS. The BHCA and other federal laws subject bank and thrift holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     The supervision and regulation of bank and thrift holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violation of laws and regulations. The following description summarizes some of the laws to which the Corporation, The Bank, C&L Bank and Emerald Coast Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

  Holding Company Regulation

     Recent Legislative Developments. The GLBA became law on November 12, 1999 and became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in the GLBA, and may engage in a broader range of activities than bank holding companies or banks. The GLBA will enable financial holding companies to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA. On February 12, 2000, the Corporation filed with the Federal Reserve Board its election to become a financial holding company. The Corporation's election was effective as of March 13, 2000.

     The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

     Regulatory Restrictions on Dividends. The payment of dividends to the Corporation by its banking subsidiaries is subject to certain restrictions imposed by state and federal banking laws, regulations and authorities. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     The federal banking statutes prohibit federally insured banks from making any capital distributions, including a dividend payment if, after making the distribution, the institution would be "undercapitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In addition, the relevant federal regulatory agencies also have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial conditions of the banking subsidiaries. Regulatory authorities could impose administratively stricter limitations on the ability of the banking subsidiaries to pay dividends to the Corporation if such limits were deemed appropriate to preserve certain capital adequacy requirements.

     As of December 31, 1999, an aggregate of approximately $3.6 million was available for payment of dividends by the Corporation's subsidiaries to the Corporation under applicable restrictions, without obtaining regulatory approval. See "-- Banking Subsidiaries."

     Source of Strength. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this policy, a bank holding company may not be inclined to provide it. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

     In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will assume any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of a banking subsidiary, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

     Under the Federal Deposit Insurance Act ("FDIA"), an FDIC-insured depository institution can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The banking subsidiaries are subject to these cross guarantee provisions. As a result, any loss suffered by the FDIC in respect to one or more of the banking subsidiaries would likely result in the assertion of the cross-guarantee provisions, the assessment of such potential losses against the subsidiaries' banking affiliates, and a potential loss of the Corporation's investment in its other banking subsidiaries. Commonly controlled insured depository institutions are liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

     The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe or unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

     Capital Adequacy Requirements. The Corporation and its banking subsidiaries are required to comply with the capital adequacy standards established by the Federal Reserve Board and the appropriate federal banking regulator in the case of each banking subsidiary. The Federal Reserve Board has adopted two basic measures of capital adequacy for bank holding companies: a risk based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's Leverage Ratio at December 31, 1999, was 7.74%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     The Corporation's banking subsidiaries are subject to risk based and leverage capital requirements adopted by their applicable federal regulatory agency that are substantially similar to those established by the Federal Reserve Board for bank holding companies. Each of the Corporation's banking subsidiaries were in compliance with the applicable minimum capital requirements as of December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject the banking subsidiaries to a variety of enforcement remedies by the appropriate federal banking regulators, including termination of deposit insurance by the FDIC, and to certain restrictions on business.

     The following is a table of the Corporation's and its subsidiaries' regulatory capital ratios at December 31, 1999:

                                                                 DECEMBER 31, 1999
                                                      ----------------------------------------
                                                       TOTAL RISK-    TIER 1 RISK-
                                                      BASED CAPITAL   BASED CAPITAL   LEVERAGE
                                                          RATIO           RATIO        RATIO
                                                      -------------   -------------   --------
Corporation.........................................      10.61%           9.41%        7.74%
The Bank............................................      10.61            9.41         8.10
Emerald Coast Bank..................................      10.04            9.51          N/A
C&L Bank............................................      14.08           12.84         9.21

     Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it (1) may acquire all or substantially all of the assets of any bank; (2) it may acquire direct or indirect ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; or (3) it may merge or consolidate with any other bank holding company. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors. Similar federal statutes require a thrift holding company to obtain prior approval of the OTS before acquiring direct or indirect ownership or control of a federally-chartered thrift.

     The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, including capital adequacy, and the convenience of the community to be served including the parties' performance under the Community Reinvestment Act of 1977 ("CRA").

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of that bank holding company.

     In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (and bank holding companies are required to obtain approval of the Federal Reserve Board before acquiring 5%) or more of the outstanding common stock of the Corporation, or other wise obtaining control or a "controlling influence" over the Corporation.

     Branching. The BHCA, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") repealed the prior statutory restrictions on interstate banking, such that the Corporation may acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. In addition, the Interstate Banking Act generally provided that after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

     Alabama and Florida each have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions in each state, by financial institutions that are based in, and not based in those states. Alabama law sets five years as the minimum age of banks which may be acquired. Florida law requires that the bank to be acquired be in existence at least three years and the satisfaction of various provisions of state law before a bank may be acquired.

  Banking Subsidiaries Regulation

     Each banking subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies which is given authority to approve or disapprove mergers, establishment of branches, to prevent unsafe or unsound banking practices or other violations of law and similar actions.

     The Bank, an Alabama state chartered bank and member of the Federal Reserve System, is subject to regulation, supervision and examination by the Federal Reserve Board, FDIC and Alabama Banking Department. C&L Bank, a Florida state chartered bank, is not a member of the Federal Reserve System and is subject to supervision and examination by the FDIC and the Florida Department of Banking and Finance ("Florida Banking Department"). Emerald Coast Bank, a federally chartered thrift, is subject to the supervision, regulation and examination of the OTS and FDIC.

     The deposits of The Bank and C&L Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The deposits of Emerald Coast Bank are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. As a result, all three banking subsidiaries are subject to supervision and regulation by the FDIC. Such supervision and regulation subjects The Bank, Emerald Coast Bank and C&L Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC. Because the Federal Reserve Board regulates the bank holding company parent of banks, the Federal Reserve Board also has supervisory authority which directly affects the banking subsidiaries.

     Restrictions on Transactions With Affiliates and Insiders. Transactions between each banking subsidiary and its affiliates, including the Corporation, are subject to Sections 23A and 23B of the Federal Reserve Act. In general,
Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Corporation or any of its subsidiaries. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Restrictions on Distribution of Subsidiary Bank Dividends and
Assets. Dividends paid by the banking subsidiaries can be a substantial part of the Corporation's operating funds and, for the foreseeable future, it is anticipated that dividends paid by the banking subsidiaries to the Corporation will be a source of operating funds for the Corporation. The FDIC and Alabama Banking Department regulations govern the amount of dividends that may be paid by The Bank. The FDIC and Florida Banking Department regulations govern the amount of dividends that may be paid by C&L Bank. The OTS regulations govern the amount of dividends that Emerald Coast Bank may pay. Capital adequacy requirements serve to limit the amount of dividends that may be paid by banks. Under federal law, none of the banking subsidiaries can pay a dividend if, after paying the dividend, it would be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the banking subsidiary would continue to meet its capital requirements after the dividend.

     Examinations. The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the bank's established book value of such assets. The banking subsidiaries are also periodically examined by the appropriate federal or state bank regulatory agencies.

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     As of December 31, 1999, each of the Corporation's subsidiaries had the requisite capital levels to be classified as "well capitalized."

     In addition to requiring undercapitalized institutions to submit a capital restoration plan, federal banking regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the FDIC's enforcement powers become more extensive. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Enforcement Powers. The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Corporation or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is under capitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Florida Banking Department and the Alabama Banking Department also have broad enforcement powers over C&L Bank and The Bank, respectively, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

     Community Reinvestment Act. The banking subsidiaries are subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Each of the banking subsidiaries has received a satisfactory CRA rating from federal banking agencies.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the banking subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

INSTABILITY OF REGULATORY STRUCTURE

     Various bills are routinely introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulations of banks and the financial services industry. The Corporation cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Corporation.

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, especially the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES.

     The corporate headquarters of the Corporation are located at 17 North 20th Street, Birmingham, Alabama, in the John A. Hand Building, a 21-story building. As of December 21, 1999, the Corporation and The Bank, who jointly own the building, converted the building into condominiums known as The Bank Condominiums. The Corporation owns the Bank Unit, which consists of 4 floors of the building, including a branch of The Bank and the Corporation's headquarters, and intends to sell or lease the remaining condominium units for commercial or residential use.

     The Corporation and its subsidiaries operate through 31 office facilities, including its operations center. Of these, 24 are owned by the Corporation or one of its subsidiaries and 7 are leased. Rental expense on the leased properties totaled approximately $511,000 in 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     While the Corporation may from time to time be a party to various legal proceedings arising from the ordinary course of its business, the Corporation believes that there are currently no proceedings threatened or pending against the Corporation at this time that will individually, or in the aggregate, materially or adversely effect the Corporation's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Before the Corporation's public offering on December 10, 1998, there was no public market for Corporation common stock. The Corporation's common stock trades on Nasdaq under the ticker symbol "TBNC". As of March 24, 2000, there were approximately 943 record holders of the Corporation's common stock. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices:

                                                               HIGH     LOW
                                                              ------   ------
1998
(from December 10, 1998 -- through December 31, 1998).......  $14.38   $11.75
1999
First Quarter...............................................   12.81     9.75
Second Quarter..............................................   10.94     9.38
Third Quarter...............................................   12.25     9.63
Fourth Quarter..............................................   11.63     6.38
2000
First Quarter (through March 24, 2000)......................    8.00     6.00

     On December 31, 1999, the last sale price for the common stock was $7.63 per share.

     The Corporation has never paid dividends on its common stock, and there can be no assurances that dividends will be paid in the future. The Corporation conducts its principal business through its subsidiaries. The Corporation derives cash available to pay dividends primarily, if not entirely, from dividends paid to the Corporation by its subsidiaries. Certain state and federal legal and regulatory restrictions limit the subsidiaries' ability to pay dividends to the Corporation. The Corporation's ability to pay dividends to its stock holders will depend on the Corporation's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Corporation's ability to service any equity or debt obligations senior to the Corporation common stock and other factors deemed relevant by the Corporation's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for the Corporation derived from the Corporation's consolidated financial statements and should be read in conjunction with the related consolidated financial statements and notes thereto. See "Item 8. Financial Statements and Supplemental Data."

                                                               DECEMBER 31,(1)(2)
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
SELECTED STATEMENT OF FINANCIAL CONDITION
  DATA:
Total assets................................  $827,427   $630,089   $461,956   $359,533   $278,799
Loans, net of unearned income...............   632,777    431,931    282,902    213,533    152,440
Investment securities.......................    70,916     98,208     98,885     93,590     82,732
Deposits....................................   682,517    531,070    395,222    313,514    243,814
Stockholders' equity........................    68,848     65,967     53,716     40,875     31,882
SELECTED STATEMENT OF INCOME DATA:
Interest income.............................    55,557     42,472     33,705     25,207     20,052
Interest expense............................    26,749     20,206     15,793     11,486      8,739
                                              --------   --------   --------   --------   --------
          Net interest income...............    28,808     22,266     17,912     13,721     11,313
Provision for loan losses...................     2,850      4,657      2,685      1,236        699
Noninterest income..........................     6,164      4,081      3,019      2,646      2,246
Merger related costs........................       744      1,466         --         --         --
Other noninterest expense...................    27,938     20,663     14,776     12,031      9,588
                                              --------   --------   --------   --------   --------
  Income (loss) before income taxes.........     3,440       (439)     3,470      3,100      3,272
Income tax expense (benefit)................       520       (724)     1,074        917        841
                                              --------   --------   --------   --------   --------
          Net income........................  $  2,920   $    285   $  2,396   $  2,183   $  2,431
                                              ========   ========   ========   ========   ========
PER SHARE DATA:
Net income -- basic.........................  $   0.20   $   0.02   $   0.23   $   0.23   $   0.28
           -- diluted.......................      0.20       0.02       0.22       0.23       0.28
PERFORMANCE RATIOS:
Return on average assets....................      0.41%      0.05%      0.58%      0.71%      0.97%
Return on average equity....................      4.33       0.51       5.57       6.12       8.53
ASSETS QUALITY RATIOS:
Allowance for loan losses to nonperforming
  loans.....................................    216.22%    172.93%    146.42%    111.49%    230.22%
Allowance for loan losses to loans, net of
  unearned income...........................      1.27       1.50       1.32       1.18       1.36
Nonperforming loans to loans, net of
  unearned income...........................      0.59       0.58       0.90       1.06       0.59
Net loan charge-offs to average loans.......      0.90       0.67       0.58       0.45       0.31

---------------

(1) Information for all prior periods has been restated for the poolings of interest completed during 1999.
(2) The selected financial data includes the financial data for Emerald Coast Bancshares, Inc. since the date of its inception, August 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

     The following is a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

     The principal subsidiaries of the Corporation are; The Bank, a bank organized and existing under the laws of Alabama and headquartered in Birmingham, Alabama, Emerald Coast Bank, a federally-chartered thrift, headquartered in Panama City Beach, Florida, and C & L Bank, a bank organized and existing under the laws of Florida and headquartered in Bristol, Florida.

     Recently Completed Acquisitions. The acquisitions of other banks and related institutions have contributed significantly to the Corporation's growth. The following chart lists the Corporation's acquisitions completed during 1998 and 1999:

                                      1998

DATE COMPLETED     ACQUISITIONS                        BANKING LOCATION
--------------     ------------                        ----------------
October 16, 1998   Commercial Bancshares of Roanoke,   Roanoke, Alabama(2)
                     Inc.
October 30, 1998   First Citizens Bancorp, Inc.        Monroeville and Frisco City,
                                                         Alabama
October 30, 1998   City National Corporation           Sylacauga, Childersburg and Mignon,
                                                         Alabama
November 6, 1998   Commerce Bank of Alabama            Albertville, Gadsden, Guntersville
                                                         and Rainbow City, Alabama

                                      1999

DATE COMPLETED     ACQUISITIONS                        BANKING LOCATION
--------------     ------------                        ----------------
February 12,       Emerald Coast Bancshares, Inc.      Panama City Beach, Destin, Seagrove
  1999                                                   and Bay Point, Florida
June 30, 1999      C & L Banking Corporation           Bristol, Florida
June 30, 1999      C & L Bank of Blountstown           Blountstown and Altha, Florida
July 13, 1999      BankersTrust of Alabama, Inc.       Huntsville and Madison, Alabama
November 4, 1999   Branches of Community Bank &        Opp, Samson and Kinston, Alabama
                     Trust of Southeast Alabama,
                     Inc.

     This discussion contains information and forward-looking statements that are based on the Corporation's belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those anticipated, estimated, projected or expected.

RESULTS OF OPERATIONS

  Year ended December 31, 1999, compared with year ended December 31, 1998

     The Corporation's net income increased $2.6 million to $2.9 million in the year ended December 31, 1999, from $285,000 in the year ended December 31, 1998. This increase is due primarily to increases in the Corporation's net interest income and noninterest income, partially offset by an increase in noninterest expenses. The Corporation's return on average assets in 1999 was .41%, compared to .05% in 1998. Return on average equity was 4.33% in 1999 compared to .51% in 1998. Average equity to average assets was 9.36% in 1999 compared to 10.46% in 1998.

     The Corporation incurred nonrecurring merger related costs of $744,000 and $1.5 million during 1999 and 1998, respectively. Without these nonrecurring expenses, operating earnings for the year ended December 31, 1999 would have been $3.6 million, an increase of $1.8 million from 1998 operating earnings of $1.8 million. These nonrecurring expenses consisted primarily of professional fees for legal and accounting services.

     Net interest income increased $6.5 million, or 29.4% to $28.8 million for the year ended December 31, 1999, from $22.3 million for the year ended December 31, 1998 as interest income increased $13.1 million, or 30.8%, and interest expense increased $6.5 million, or 32.4%. The increase in net interest income is primarily attributable to a $194.9 million, or 57.2% increase in average loans to $535.8 million during 1999, from $340.8 million during 1998. This increase was partially offset by a $159.8 million, or 39.4%, increase in average interest-bearing liabilities to $565.6 million during 1999, from $405.7 million during 1998.

     The Corporation's net interest spread and net interest margin were 3.98% and 4.55%, respectively, in 1999, compared to 3.96% and 4.73% in 1998. The 18 basis point decline in net interest margin is primarily the result of lower yields in the loan portfolio during 1999 offset in part by a lower average rate on interest bearing liabilities. The lower yields in the loan portfolio are primarily the result of an increase in volume in the Birmingham market where competition produces lower yielding loans than in smaller markets. However, the lower yields are offset by an increase in the volume of loans produced in the larger market.

     The provision for loan losses was $2.9 million for the year ended December 31, 1999 compared to $4.7 million in 1998. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. The Corporation had net charge-offs of $4.8 million in 1999, resulting in a ratio of net charge-offs to average loans of .90%. This compares to $2.3 million or .67% in 1998. Net charge-off loans as a percentage of the provision for loan losses was 169.89% in 1999, compared to 49.39% in 1998. The increase in net charge-off loans resulted primarily from the charge-off of loans acquired in a business combination and charge-offs related to a single commercial loan customer.

     Noninterest income increased $2.1 million, or 51.0% to $6.2 million in 1999, from $4.1 million in 1998, primarily as the result of increased income from mortgage banking operations and additional customer service charges and fees. Income from mortgage banking operations was $1.4 million, or 22.9% of total noninterest income, an increase of $1.2 million from $232,000 in 1998, primarily due to the mortgage banking department of the bank operating for the full year. Income from customer service charges and fees was $3.3 million, or 54.3% of total noninterest income, an increase of $343,000 or 11.4% from $3.0 million in 1998, primarily due to the increase in the volume of customer deposits. Also included in other noninterest income for 1999 is $383,000 attributable to the increase in the cash surrender value of single premium life insurance policies purchased during 1999 and $342,000 gain from the sale of real estate.

     Noninterest expense increased $6.6 million, or 29.6% to $28.7 million in 1999 from $22.1 million in 1998. Salaries and employee benefits increased $2.8 million, or 26.3%, to $13.4 million in 1999 compared to $10.6 million in 1998. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches, and the addition of personnel in the administration and operation areas. All other noninterest expenses increased $3.8 million, or 32.7%, to $15.3 million, compared to $11.5 million in 1998. This increase in other expenses included a $1.8 million increase in occupancy expenses, a $1.0 million increase in professional fees and $907,000 in foreclosure losses. Occupancy expenses increased during 1999 as a result of the Corporation incurring a full year of depreciation, rental expense and maintenance on buildings and equipment either acquired or leased since the acquisitions. Professional fees increased primarily due to increased auditing, consulting and legal services necessary for a growing financial institution. The majority of the foreclosure losses represent payments made by the Corporation to secure certain rights in properties acquired in foreclosure from a single commercial account.

     Income before provision for income taxes increased $3.9 million to $3.4 million in 1999, from a $439,000 pre-tax loss in 1998.

     The Corporation's income tax expense (benefit) was $520,000 and $(724,000) in 1999 and 1998, respectively. The primary difference in the effective tax rate and the federal statutory rate (34%) for 1999 and 1998 arose from the recognition of a rehabilitation tax credit of $730,000 and $1.7 million, respectively, generated from the restoration of the Corporation's headquarters, the John A. Hand building.

     The Corporation's determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by its subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. The Corporation believes that its subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. In addition, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. The Corporation periodically evaluates the realizability of the deferred tax assets and, if necessary, adjusts any valuation allowance accordingly.

  Year ended December 31, 1998, compared with the year ended December 31, 1997

     The Corporation's net income decreased $2.1 million, or 88.1% to $285,000 in the year ended December 31, 1998, from $2.4 million in the year ended December 31, 1997. This decrease was primarily due to increases in the Corporation's provision for loan losses and other noninterest expenses. The Corporation's return on average assets in 1998 was .05% compared to .58% in 1997. Return on average equity was .51% in 1998 compared to 5.57% in 1997. Average equity to average assets was 10.46% in 1998 compared to 10.48% in 1997.

     During 1998, the Corporation incurred nonrecurring merger related costs of $1.5 million. Without these nonrecurring expenses, operating earnings for the year ended December 31, 1998 would have been $1.8 million, a decrease of $645,000 from 1997 operating earnings of $2.4 million. These nonrecurring expenses consisted primarily of professional fees for legal and accounting services, and the write off of obsolete equipment.

     Net interest income increased $4.4 million, or 24.3% to $22.3 million for the year ended December 31, 1998, from $17.9 million for the year ended December 31, 1997, as interest income increased $8.8 million, or 26.0%, and interest expense increased $4.4 million, or 27.9%. The increase in net interest income is primarily attributable to a $86.7 million, or 34.1% increase in average loans to $340.8 million during 1998, from $254.1 million during 1997. This increase was offset by a $92.2 million, or 29.4% increase in average interest bearing liabilities to $405.7 million during 1998, from $313.6 million during 1997.

     The Corporation's net interest spread and net interest margin were 3.96% and 4.73%, respectively, in 1998, compared to 3.98% and 4.84% in 1997. The 11 basis point decline in net interest margin is primarily a result of lower yields in the loan portfolio during 1998. The lower yields in the loan portfolio are primarily the result of an increase in volume in the Birmingham market where competition produces lower yielding loans than in smaller markets. However, the lower yields are offset by an increase in the volume of loans produced in the larger market.

     The provision for loan losses was $4.7 million for the year ended December 31, 1998 compared to $2.7 million in 1997. The provision for loan losses represents the amount determined by management to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. The Corporation had net charge-offs of $2.3 million in 1998, resulting in a ratio of net charge-offs to average loans of .67%. This compares to $1.5 million or .58% in 1997. Net charge-off loans as a percentage of the provision for loan losses was 49.39% in 1998 compared to 54.60% in 1998.

     Noninterest income increased $1.1 million, or 35.2% to $4.1 million in 1998, from $3.0 million in 1997, primarily as the result of additional customer service charges and fees. Income from customer service charges and fees of $3.0 million, or 73.7% of noninterest income, increased $544,000 or 22.1% from $2.5 million in 1997, due to increases in the volume of customer deposits and the related fees charged.

     Noninterest expense increased $7.4 million, or 49.8% to $22.1 million in 1998 from $14.8 million in 1997. The increase is primarily attributable to increases in salaries and employee benefits, occupancy expenses due to the opening of new offices, the creation of new departments and the conversion of the data processing system. Another major component of the increase in noninterest expense is approximately $1.5 million incurred in legal, accounting and printing expenses related to the Corporation's recent acquisitions and the write off of obsolete equipment.

     The Corporation's income tax benefit for 1998 was $724,000 on a pre-tax loss of $439,000. For 1997, the Corporation's income tax expense was $1.1 million on pre-tax income of $3.5 million. The primary difference in the effective rate and the federal statutory rate (34%) for 1998 arose from the recognition of a rehabilitation tax credit of $1.7 million generated from the restoration of the Corporation's headquarters, the John A. Hand building. The rate difference for 1997 is related to the Corporation's investment in tax-free state, county and municipal securities.

NET INTEREST INCOME

     The largest component of the Corporation's net income is its net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings used in support of such assets. Net interest income is determined by the rates earned on the Corporation's interest earning assets, rates paid on its interest-bearing liabilities; the relative amounts of interest earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Corporation's net interest margin.

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

              CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
                    AND YIELD/RATES TAXABLE EQUIVALENT BASIS

                                                                     YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------
                                                1999                           1998                           1997
                                    ----------------------------   ----------------------------   ----------------------------
                                    AVERAGE    INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/
                                    BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE
                                    --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                      (DOLLARS IN THOUSANDS)
                                                            ASSETS
Earning assets:
  Loans, net of unearned
    income(1).....................  $535,754   $49,244     9.19%   $340,813   $34,310    10.07%   $254,146   $26,090    10.27%
  Investment securities
    Taxable.......................    68,240     4,141     6.07      90,727     5,493     6.05      85,786     5,552     6.47
    Tax-exempt(2).................    18,373     1,400     7.62      18,391     1,402     7.62      12,526     1,055     8.42
                                    --------   -------             --------   -------             --------   -------
        Total investment
          securities..............    86,613     5,541     6.40     109,118     6,895     6.32      98,312     6,607     6.72
    Federal funds sold............    15,136       763     5.04      27,189     1,492     5.49      23,118     1,234     5.34
    Other investments.............     5,701       485     8.51       3,475       252     7.25       2,075       133     6.41
                                    --------   -------             --------   -------             --------   -------
        Total interest-earning
          assets..................   643,204    56,033     8.71     480,595    42,949     8.94     377,651    34,064     9.02
Noninterest-earning assets:
  Cash and due from banks.........    32,771                         22,019                         17,114
  Premises and equipment..........    28,738                         23,465                          9,579
  Accrued interest and other
    assets........................    21,583                         10,313                          9,236
  Allowance for loan losses.......    (6,361)                        (5,653)                        (3,374)
                                    --------                       --------                       --------
        Total assets..............  $719,935                       $530,739                       $410,206
                                    ========                       ========                       ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits.................  $149,755   $ 5,129     3.42%   $106,691   $ 3,529     3.31%   $ 66,351   $ 2,302     3.47%
  Savings deposits................    32,248       938     2.91      30,155       889     2.95      32,070       937     2.92
  Time deposits...................   333,720    18,034     5.40     257,360    15,198     5.91     212,697    12,425     5.84
  Other borrowings................    49,850     2,648     5.31      11,543       590     5.11       2,437       129     5.29
                                    --------   -------             --------   -------             --------   -------
        Total interest-bearing
          liabilities.............   565,573    26,749     4.73     405,749    20,206     4.98     313,555    15,793     5.04
Noninterest-bearing liabilities:
  Demand deposits.................    81,500                         61,624                         50,031
  Accrued interest and other
    liabilities...................     5,454                          7,831                          3,630
  Stockholders' equity............    67,408                         55,535                         42,990
                                    --------                       --------                       --------
        Total liabilities and
          stockholders' equity....  $719,935                       $530,739                       $410,206
                                    ========                       ========                       ========
Net interest income/net interest
  spread..........................              29,284     3.98%               22,743     3.96%               18,271     3.98%
                                                           ====                          =====                          =====
Net yield on earning assets.......                         4.55%                          4.73%                          4.84%
                                                           ====                          =====                          =====
Taxable equivalent adjustment:
  Investment securities(2)........                 476                            477                            359
                                               -------                        -------                        -------
      Net interest income.........             $28,808                        $22,266                        $17,912
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

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 1999 and 1998.

                                                           YEAR ENDED DECEMBER 31, (1)
                                           ------------------------------------------------------------
                                                    1999 VS 1998                   1998 VS 1997
                                           ------------------------------   ---------------------------
                                                         CHANGES DUE TO                  CHANGES DUE TO
                                            INCREASE    -----------------    INCREASE    --------------
                                           (DECREASE)    RATE     VOLUME    (DECREASE)   RATE    VOLUME
                                           ----------   -------   -------   ----------   -----   ------
                                                              (DOLLARS IN THOUSANDS)
Increase (decrease) in:
  Income from earning assets:
     Interest and fees on loans..........   $14,934     $(3,224)  $18,158     $8,220     $(512)  $8,732
     Interest on securities:
          Taxable........................    (1,352)         18    (1,370)       (59)     (361)     302
          Tax-exempt.....................        (2)         --        (2)       347      (104)     451
  Interest on federal funds..............      (729)       (114)     (615)       258        35      223
  Interest on other investments..........       233          50       183        119        19      100
                                            -------     -------   -------     ------     -----   ------
          Total interest income..........    13,084      (3,270)   16,354      8,885      (923)   9,808
                                            -------     -------   -------     ------     -----   ------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits............     1,600         122     1,478      1,227      (109)   1,336
  Interest on savings deposits...........        49         (12)       61        (48)       10      (58)
  Interest on time deposits..............     2,836      (1,395)    4,231      2,773       149    2,624
  Interest on other borrowings...........     2,058          24     2,034        461        (5)     466
                                            -------     -------   -------     ------     -----   ------
          Total interest expense.........     6,543      (1,261)    7,804      4,413        45    4,368
                                            -------     -------   -------     ------     -----   ------
          Net interest income............   $ 6,541     $(2,009)  $ 8,550     $4,472     $(968)  $5,440
                                            =======     =======   =======     ======     =====   ======

---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

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

     The Corporation has structured its rate sensitive assets and liabilities to increase net interest income if rates rise over the next twelve-month period. During the next twelve months approximately $3.3 million more interest-earning assets than interest-bearing liabilities can be repriced to current market rates. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 1999, was 1.01, indicating a slightly asset sensitive position. The Corporation's interest rate risk is heavily asset sensitive during the first ninety days of 2000 with a gap ratio of
1.90 which leads to a liability sensitive gap ratio of .30 during the next three to twelve month period. As of December 31, 1999, the Corporation's interest rate risk model indicated that projected net interest income would increase on an annual basis by 1.4%, or approximately $468,000, assuming an instantaneous increase in interest rates of 200 basis points. Assuming an instantaneous decrease of 200 basis points, projected net interest income is expected to decrease on an annual basis by 1.6%, or approximately $531,000. The amounts produced by these scenarios are well within the Corporation's policy.

     The Corporation attempts to manage the one-year gap position as close to even as possible. This ensures the Corporation of avoiding wide variances in case of a rapid change in its interest rate environment. Also, certain products that are classified as being rate sensitive do not reprice on a contractual basis. These products include regular savings, interest-bearing transaction accounts, money market and now accounts. The rates paid on these accounts are typically not related directly to market interest rates and management exercises some discretion in adjusting these rates as market rates change. In the event of a rapid shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

     The Corporation evaluates interest rate sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to decrease interest rate sensitivity risk. The Corporation uses computer simulations to measure the net interest income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net interest income over specified periods of time.

LIQUIDITY

     The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. Additionally, management strives to maximize its earnings by investing its excess funds in securities and other securitized loan assets with maturities matching its offsetting liabilities. See the "Selected Loan Maturity and Interest Rate Sensitivity" and the "Maturity Distribution of Investment Securities" tables.

     Historically, the Corporation has maintained a high loan-to-deposit ratio. To meet its short-term liquidity needs, the Corporation maintains core deposits and has borrowing capacity through the Federal Home Loan Bank ("FHLB"), federal funds line, and a line of credit with a regional bank. Long-term liquidity needs are met primarily through these sources, the repayment of loans, and the maturity or sale of investment securities, including short-term investments.

FINANCIAL CONDITION

     Loans. Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. Loans involve inherent credit and liquidity risks which management attempts to control and counterbalance. At December 31, 1999, total loans net of unearned income were $632.8 million, an increase of $200.9 million from $431.9 million at December 31, 1998, compared to an increase of $149.0 million during 1998 from $282.9 million at December 31, 1997. For the two year period ended December 31, 1999 these increases represent an annual compound growth rate of 49.6%. Loans averaged $535.8 million during 1999 compared to $340.8 million during 1998 and $254.1 million during 1997. Loan growth during 1999 and 1998 was generated primarily through internal growth in the Birmingham, Alabama and Florida markets. During these periods approximately $42.0 million in loan growth was attributable to cash purchases of existing banks and branches.

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Commercial, industrial and agricultural.....  $207,620   $158,855   $ 96,783   $ 74,083   $ 42,483
Real estate -- construction.................    59,496     36,121     17,730      5,604      4,272
Real estate -- mortgage.....................   282,717    152,732    115,790     87,474     67,339
Consumer....................................    74,769     75,796     51,471     45,701     39,459
Other.......................................     8,802      9,671      2,995      2,861        443
                                              --------   --------   --------   --------   --------
          Total loans.......................   633,404    433,175    284,769    215,723    153,996
Unearned income.............................      (627)    (1,244)    (1,867)    (2,190)    (1,556)
Allowance for loan losses...................    (8,065)    (6,466)    (3,741)    (2,522)    (2,072)
                                              --------   --------   --------   --------   --------
          Net loans.........................  $624,712   $425,465   $279,161   $211,011   $150,368
                                              ========   ========   ========   ========   ========

     The repayment of loans as they mature is a source of liquidity for the Corporation. The following table sets forth the Corporation's loans in selected categories maturing within specified intervals at December 31, 1999.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                               MATURITY                             RATE STRUCTURE FOR LOANS
                         -----------------------------------------------------       MATURING OVER ONE YEAR
                                    OVER ONE YEAR                                -------------------------------
                         ONE YEAR   THROUGH FIVE                                 PREDETERMINED     FLOATING OR
                         OR LESS        YEARS       OVER FIVE YEARS    TOTAL     INTEREST RATE   ADJUSTABLE RATE
                         --------   -------------   ---------------   --------   -------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
Commercial, industrial
  and agricultural.....  $106,269     $ 89,534          $11,817       $207,620     $ 87,248          $14,103
Real estate --
  construction.........    41,754       14,984            2,758         59,496       16,510            1,232
                         --------     --------          -------       --------     --------          -------
                         $148,023     $104,518          $14,575       $267,116     $103,758          $15,335
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

     Allowance for Loan Losses. The Corporation maintains an allowance for loan losses at a level that it believes is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credits and unfunded lines of credit. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

     The Corporation manages and controls risk in the loan portfolio through adherence to credit standards approved by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedure, sets limits on credit concentration and enforces regulatory requirements.

     Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the Board of Directors on a regular basis.

     A risk rating system is employed whereby each loan is assigned a rating which corresponds to the perceived credit risk. Risk ratings are subject to independent review by a Loan Review Department, which also performs ongoing, independent review of the risk management process that includes underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets.

     The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors as well as to the Corporation's independent auditors.

     The Corporation historically has allocated its allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                    DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                                  1999               1998               1997               1996               1995
                            ----------------   ----------------   ----------------   ----------------   ----------------
                                     PERCENT            PERCENT            PERCENT            PERCENT            PERCENT
                                       OF                 OF                 OF                 OF                 OF
                            AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL
                            ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                               (DOLLARS IN THOUSANDS)
Domestic
  Commercial, industrial
    and agricultural......  $4,460     55.3%   $3,119     48.2%   $1,583     42.3%   $  983     39.0%   $  684     33.0%
  Real estate --
    Construction..........     223      2.8       181      2.8       151      4.1        70      2.8        62      3.0
  Real
    estate -- Mortgage....     871     10.8       826     12.8     1,296     34.6       919     36.4       795     38.4
  Consumer................   2,452     30.4     2,295     35.5       686     18.3       532     21.1       525     25.3
  Unallocated.............      59       .7        45       .7        25       .7        18       .7         6       .3
                            ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                            $8,065    100.0%   $6,466    100.0%   $3,741    100.0%   $2,522    100.0%   $2,072    100.0%
                            ======    =====    ======    =====    ======    =====    ======    =====    ======    =====

     Net charge-offs increased 110.5% from $2.3 million in 1998 to $4.8 million in 1999. The ratio of net charge-offs to average loans has increased in each of the past four years, averaging .72%, with a ratio of .90% in 1999 and .67% in 1998. Historically, net charge-offs have been more significant for commercial and consumer loans. The increase in net charge-off loans during 1999 resulted primarily from the charge-off of loans acquired in a business combination, and from a single commercial loan customer. These charge-off loans constituted approximately 83% of the net charge-off loans during 1999. The Corporation believes that in future periods loan losses should reflect amounts that are similar to its historical averages.

     The allowance as a percentage of loans at December 31, 1999 was 1.27%. The allowance as a percentage of period ending loans for the last three years has averaged 1.36%. Allowance for loan losses as a percentage of nonperforming loans increased to 216.2% at December 31, 1999 from 172.9% at December 31, 1998. The dollar level of nonperforming loans has remained consistent for the past three years; however, with the increase in loan volume, the actual dollar amount could increase in the future. Nonperforming loans as a percent of net loans decreased from .87% at December 31, 1998 to .59% at December 31, 1999. This significant improvement is primarily attributable to enhanced credit monitoring and other controls implemented by the Corporation during 1999, and was an important contributing factor to the reduction of the provision for loan losses in 1999 compared to 1998.

     The following table summarizes certain information with respect to the Corporation's allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                      YEAR
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year......................................  $  6,466   $  3,741   $  2,522   $  2,072   $  1,781
Allowance of acquired bank..................     3,591        368         --         --         --
Charge-offs:
  Commercial, industrial and agricultural...     4,531      1,256        795        114         41
  Real estate...............................       286        359         81         56         95
  Consumer..................................       975      1,291        883        789        446
                                              --------   --------   --------   --------   --------
          Total charge-offs.................     5,792      2,906      1,759        959        582
Recoveries:
  Commercial, industrial and agricultural...       418        108         42         24         37
  Real estate...............................       172         86         23          5          7
  Consumer..................................       360        412        228        144        130
                                              --------   --------   --------   --------   --------
          Total recoveries..................       950        606        293        173        174
                                              --------   --------   --------   --------   --------
Net charge-offs.............................     4,842      2,300      1,466        786        408
Provision for loan losses...................     2,850      4,657      2,685      1,236        699
                                              --------   --------   --------   --------   --------
Allowance for loan losses at end of year....  $  8,065   $  6,466   $  3,741   $  2,522   $  2,072
                                              ========   ========   ========   ========   ========
Loans at end of period, net of unearned
  income....................................  $632,777   $431,931   $282,902   $213,533   $152,440
Average loans, net of unearned income.......   535,754    340,813    254,146    175,772    130,672
Ratio of ending allowance to ending loans...      1.27%      1.50%      1.32%      1.18%      1.36%
Ratio of net charge-offs to average loans...      0.90       0.67       0.58       0.45       0.31
Net charge-offs as a percentage of:
  Provision for loan losses.................    169.89      49.39      54.60      63.59      58.37
  Allowance for loan losses.................     60.04      35.57      39.19      31.17      19.69
Allowance for loan losses as a percentage of
  nonperforming loans.......................    216.22     172.93     146.42     111.49     230.22

     Nonperforming Loans. The following table represents the Corporation's nonperforming loans for the dates indicated.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                           1999     1998     1997     1996    1995
                                                          ------   ------   ------   ------   ----
                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual..............................................  $3,097   $1,496   $1,169   $1,562   $544
Past due (contractually past due 90 days or more).......     575    2,243    1,386      700    356
Restructured............................................      58       --       --       --     --
                                                          ------   ------   ------   ------   ----
                                                          $3,730   $3,739   $2,555   $2,262   $900
                                                          ======   ======   ======   ======   ====

     A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings.

     Investment Securities. The investment securities portfolio is a significant component of the Corporation's total earning assets. Total securities averaged $86.6 million in 1999, compared to $109.1 million in 1998 and $98.3 million in 1997. At December 31, 1999, the Corporation's securities portfolio had an amortized cost of $74.5 million.

     The following table sets forth the amortized costs of the securities held by the Corporation at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                  DECEMBER 31,
                                             -------------------------------------------------------
                                                 HELD TO MATURITY            AVAILABLE FOR SALE
                                             -------------------------   ---------------------------
                                              1999     1998     1997      1999      1998      1997
                                             ------   ------   -------   -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies.................  $   --   $   --   $19,787   $11,645   $20,965   $40,408
State and political subdivisions...........   3,711    4,124     7,837    13,991    18,345     7,798
Mortgage-backed securities.................   1,766    2,602     6,109    42,292    48,894    12,867
Other investments..........................      --       --       200     1,090     3,095     3,328
                                             ------   ------   -------   -------   -------   -------
          Total investment securities......  $5,477   $6,726   $33,933   $69,018   $91,299   $64,401
                                             ======   ======   =======   =======   =======   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 1999.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                                MATURING
                                         --------------------------------------------------------------------------------------
                                                           AFTER ONE BUT    AFTER FIVE BUT
                                           WITHIN ONE       WITHIN FIVE       WITHIN TEN
                                              YEAR             YEARS             YEARS        AFTER TEN YEARS        TOTAL
                                         --------------   ---------------   ---------------   ---------------   ---------------
                                         AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                                         ------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                                                         (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and agencies...........   $ --      --%   $ 5,445   5.60%   $ 5,205   6.53%   $   995   6.83%   $11,645   6.12%
  State and political subdivision......    455    5.05      1,452   6.13        857   5.83     11,227   5.36     13,991   5.46
  Mortgage-backed securities...........     --      --      2,808   6.13      5,309   6.61     34,175   6.33     42,292   6.35
  Other securities.....................    420    6.43        403   6.45        267   5.62         --     --      1,090   6.24
                                          ----            -------           -------           -------           -------
        Total..........................   $875    5.71%   $10,108   5.86%   $11,638   6.50%   $46,397   6.11%   $69,018   6.13%
                                          ====    ====    =======   ====    =======   ====    =======   ====    =======   ====
Securities held to maturity:
  State and political subdivision......   $715    4.89%   $ 2,379   4.91%   $   489   5.03%   $   128   7.00%   $ 3,711   4.99%
  Mortgage-backed securities...........    112    5.50          8   8.75        150   7.34      1,496   6.50      1,766   6.52
                                          ----            -------           -------           -------           -------
        Total..........................   $827    4.96%   $ 2,387   4.92%   $   639   6.23%   $ 1,624   6.50%   $ 5,477   5.48%
                                          ====    ====    =======   ====    =======   ====    =======   ====    =======   ====

     Short-Term Investments. Short-term investments as of December 31, 1999 consisted of federal funds sold and short-term commercial paper of $5.8 million and $14.5 million, respectively. Typically, the Corporation's short-term investments consist primarily of federal funds, which averaged $ 15.1 million in 1999, compared to $ 27.2 million in 1998 and $ 23.1 million in 1997. Federal funds are a primary source of the Corporation's liquidity and are generally invested on an overnight basis. All of the short-term commercial paper held at December 31, 1999 matured in January 2000.

     In addition to liquidity management, the Corporation also utilizes short-term investments when the level of funds committed to lending and investment portfolios change, or the level of deposit generation changes.

     Deposits. During 1999, average total deposits increased $141.4 million, or 31.0% to $597.2 million, from $455.8 million in 1998. Average total deposits increased $94.7 million, or 26.2% to $455.8 million during 1998, from $361.1 million in 1997. The increase in average deposits for the two-year period ended December 31, 1999 represents an average annual compound growth rate of 28.6%. Deposit growth during this two-year period has been generated primarily through internal growth in the Corporation's various markets. Deposit growth attributed to the cash purchase of existing banks and branches totaled approximately $94.0 million dollars during the same period.

     The following table sets forth average deposits of the Corporation by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                               AVERAGE FOR THE YEAR
                                    ---------------------------------------------------------------------------
                                             1999                      1998                      1997
                                    -----------------------   -----------------------   -----------------------
                                      AVERAGE                   AVERAGE                   AVERAGE
                                      AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                                    OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                                    -----------   ---------   -----------   ---------   -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits........................   $ 81,500         --%      $ 61,624         --%      $ 50,031         --%
Interest-bearing demand
  deposits........................    149,755       3.42        106,691       3.31         66,351       3.47
Savings deposits..................     32,248       2.91         30,155       2.95         32,070       2.92
Time deposits.....................    333,720       5.40        257,360       5.91        212,697       5.84
                                     --------                  --------                  --------
          Total average
            deposits..............   $597,223       4.04%      $455,830       4.30%      $361,149       4.34%
                                     ========       ====       ========       ====       ========       ====

     Deposits, and particularly core deposits, have historically been the Corporation's primary source of funding and have enabled the Corporation to meet successfully both its short-term and long-term liquidity needs. These core deposits represent 73.5% of the Corporation's total deposits at December 31, 1999. The Corporation anticipates that such deposits will continue to be its primary source of funding in the future. The Corporation's loan-to-deposit ratio was 92.7% at December 31, 1999, compared to 81.3% at December 31, 1998. The maturity distribution of the Corporation's time deposits over $100,000 at December 31, 1999 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

               AT DECEMBER 31, 1999
--------------------------------------------------
 UNDER      3-6      6-12       OVER
3 MONTHS  MONTHS    MONTHS    12 MONTHS    TOTAL
--------  -------   -------   ---------   --------
              (DOLLARS IN THOUSANDS)
$74,533   $14,939   $55,827    $35,342    $180,641
========  =======   =======    =======    ========

     Approximately 41.3% of the Corporation's time deposits over $100,000 had scheduled maturities within three months. The Corporation believes that large denomination certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. While some financial institutions partially fund their balance sheets using large certificates of deposits obtained through brokers, these broker deposits are generally expensive and are unreliable as long-term funding sources. As of December 31, 1999, the Corporation did not have any brokered deposits.

     Borrowed Funds. During 1999, average borrowed funds increased $38.3 million, or 331.9%, to $49.9 million, from $11.5 million during 1998, which increased $9.1 million, or 373.6%, from $2.4 million during 1997. The average rate paid on borrowed funds during 1999, 1998 and 1997 was 5.3%, 5.1% and 5.3% respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to the Corporation's maintenance of short-term and long-term liquidity.

     Borrowed funds consist primarily of two types of borrowings; advances from the FHLB and a note payable from a regional bank.

     The following is a summary, by year of maturity, of advances from the FHLB as of December 31, 1999 and 1998 (in thousands):

                                                    1999                      1998
                                           -----------------------   -----------------------
                                             WEIGHTED                  WEIGHTED
YEAR                                       AVERAGE RATE    BALANCE   AVERAGE RATE    BALANCE
----                                       ------------    -------   ------------    -------
2000.....................................      6.07%       $ 1,000       0.00%       $    --
2003.....................................      5.05         17,660       5.05         17,660
2004.....................................      5.21         25,000         --             --
2008.....................................      5.52          2,500       5.24          5,500
2009.....................................      5.18         16,340         --             --
                                               ----        -------       ----        -------
                                               5.20%       $62,500       5.09%       $23,160
                                               ====        =======       ====        =======

     The above schedule is by contractual maturity. Certain advances are subject to call dates as follows: year 2000, $16,340,000; 2002, $25,000,000; 2003,
$2,500,000 and 2004, $2,000,000.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans, all with a carrying value of approximately $111.0 million at December 31, 1999. The Corporation has remaining approximately $74.1 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     As of December 31, 1999 the Corporation has borrowed $7.1 million under a $10.0 million line of credit with a regional bank. Interest is one and one-quarter (1.25%) percentage points in excess of the applicable LIBOR Index Rate. The line matures May 1, 2001.

     The Corporation also has available approximately $30.6 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Stockholder's Equity. Stockholder's equity increased $2.9 million during 1999 to $68.8 million at December 31, 1999 from $66.0 million at December 31, 1998. The increase in stockholder's equity during 1999 consisted of $2.9 million net income and $2.3 million in proceeds from the issuance of common stock. This increase was offset by a $2.3 million unrealized loss on securities available for sale, net of taxes.

     Regulatory Capital. The table below represents the Corporation's actual regulatory and minimum regulatory capital requirements at December 31, 1999 (dollars in thousands):

                                                          FOR CAPITAL
                                                           ADEQUACY          TO BE WELL
                                         ACTUAL            PURPOSES          CAPITALIZED
                                     ---------------    ---------------    ---------------
                                     AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                     -------   -----    -------   -----    -------   -----
Total Risk-Based Capital...........  $71,288   10.61%   $53,746   8.00%    $67,182   10.00%
Tier 1 Risk-Based Capital..........   63,224    9.41     26,873   4.00      40,309    6.00
Leverage Capital...................   63,224    7.74     32,671   4.00      40,839    5.00

     Each of the Corporation's subsidiaries is required to maintain risk-based and leverage ratios equal to those required for the Corporation. Each of the banking subsidiaries are well capitalized at December 31, 1999, as set forth in the following table:

                                                            DECEMBER 31, 1999
                                         --------------------------------------------------------
                                         TOTAL RISK BASED    TIER I RISK BASED    TIER I LEVERAGE
                                         ----------------    -----------------    ---------------
The Bank...............................       10.61%                9.41%              8.10%
Emerald Coast Bank.....................       10.04                 9.51                N/A
C & L Bank.............................       14.08                12.84               9.21

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

YEAR 2000 COMPLIANCE

     During 1999, the Corporation completed its plan to address the Year 2000 date change. The Corporation has not experienced any failures or disruptions in its systems since the date change and does not anticipate any date change problems in the future. However, management will continue to monitor, throughout the year, its systems and interactions with vendors and other third parties to ensure that all systems continue to function properly. The costs of the Year 2000 project through December 31, 1999 totaled approximately $225,000.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Earnings Assets," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of the Corporation meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors, Ernst & Young LLP...........    30
Report of Independent Auditors, Saltmarsh Cleaveland &
  Gund......................................................    31
Report of Independent Auditors, Williams, Cox, Weidner &
  Cox.......................................................    32
Report of Independent Auditors, Williams, Cox, Weidner &
  Cox.......................................................    33
Consolidated Statements of Financial Condition..............    34
Consolidated Statements of Income...........................    35
Consolidated Statements of Cash Flows.......................    36
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    38
Notes to Consolidated Financial Statements..................    39

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Emerald Coast Bancshares, Inc., C&L Bank of Blountstown and C&L Banking Corporation as of and for each of the two years in the period ended December 31, 1998, which statements combined reflect total assets constituting 30% in 1998, and net interest income constituting 33% in 1998 and 32% in 1997, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Emerald Coast Bancshares, Inc., C&L Bank of Blountstown and C&L Banking Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Birmingham, Alabama
March 3, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited and reported on the consolidated statements of financial condition of Emerald Coast Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, prior to their inclusion in the consolidated financial position of The Banc Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the management of Emerald Coast Bancshares, Inc. and Subsidiary. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerald Coast Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                          Saltmarsh Cleaveland & Gund

Pensacola, Florida
March 19, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited and reported on the statements of financial condition of C & L Bank of Bristol as of December 31, 1998 and 1997, and the statements of income, changes in stockholders' equity, and cash flows for the years then ended December 31, 1998 and 1997. These financial statements are the responsibility of the management of C & L Bank of Bristol. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C & L Bank of Bristol as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Williams, Cox, Weidner and Cox

March 3, 1999

Marianna, Florida

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited and reported on the statements of financial condition of C & L Bank of Blountstown as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended December 31, 1998 and 1997. These financial statements are the responsibility of the management of C & L Bank of Blountstown. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C & L Bank of Blountstown as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Williams, Cox, Weidner and Cox

March 3, 1999
Marianna, Florida

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $ 31,825     $ 31,307
Interest bearing deposits in other banks....................     1,862        1,048
Federal funds sold..........................................     5,843       25,045
Short-term commercial paper.................................    14,484           --
Securities available for sale...............................    65,439       91,482
Securities held to maturity (fair value of $5,411,000 and
  $6,775,000 in 1999 and 1998, respectively)................     5,477        6,726
Mortgage loans held for sale................................     2,127        4,899
Loans.......................................................   633,404      433,175
Unearned income.............................................      (627)      (1,244)
                                                              --------     --------
Loans, net of unearned income...............................   632,777      431,931
Less allowance for loan losses..............................    (8,065)      (6,466)
                                                              --------     --------
          Net loans.........................................   624,712      425,465
Premises and equipment, net.................................    37,734       29,666
Accrued interest receivable.................................     6,286        4,812
Stock in FHLB and Federal Reserve Bank......................     3,461        1,760
Other assets................................................    28,177        7,879
                                                              --------     --------
                                                              $827,427     $630,089
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing demand................................  $ 83,733     $ 79,990
  Interest bearing demand...................................   160,044      141,416
  Savings...................................................    33,998       30,356
  Time deposits $100,000 and over...........................   180,641       90,557
  Other time................................................   224,101      188,751
                                                              --------     --------
          Total deposits....................................   682,517      531,070
Advances from FHLB..........................................    62,500       23,160
Other borrowed funds........................................       295        3,700
Notes payable...............................................     7,104           --
Accrued expenses and other liabilities......................     6,163        6,192
                                                              --------     --------
          Total liabilities.................................   758,579      564,122
Stockholders' equity:
  Preferred stock, par value $.001 per share; shares
     authorized 5,000,000; shares issued -0-................        --           --
  Common stock, par value $.001 per share; shares authorized
     25,000,000; shares issued 14,385,021 in 1999 and
     14,077,036 in 1998.....................................        14           14
  Surplus...................................................    47,756       45,492
  Retained earnings.........................................    23,283       20,363
  Accumulated other comprehensive (loss) income.............    (2,205)          98
                                                              --------     --------
          Total stockholders' equity........................    68,848       65,967
                                                              --------     --------
                                                              $827,427     $630,089
                                                              ========     ========

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans................................  $49,244   $34,310   $26,090
  Interest on taxable securities............................    4,141     5,493     5,552
  Interest on tax exempt securities.........................      924       925       696
  Interest on federal funds sold............................      763     1,492     1,234
  Interest and dividends on other investments...............      485       252       133
                                                              -------   -------   -------
          Total interest income.............................   55,557    42,472    33,705
Interest expense:
  Interest on deposits......................................   24,101    19,616    15,664
  Interest expense on advances from FHLB and other borrowed
     funds..................................................    2,648       590       129
                                                              -------   -------   -------
          Total interest expense............................   26,749    20,206    15,793
                                                              -------   -------   -------
Net interest income.........................................   28,808    22,266    17,912
Provision for loan losses...................................    2,850     4,657     2,685
                                                              -------   -------   -------
          Net interest income after provision for loan
            losses..........................................   25,958    17,609    15,227
Noninterest income:
  Service charges and fees..................................    3,350     3,007     2,463
  Mortgage banking income...................................    1,409       232        25
  Securities gains..........................................       83       279       220
  Other.....................................................    1,322       563       311
                                                              -------   -------   -------
          Total noninterest income..........................    6,164     4,081     3,019
Noninterest expense:
  Salaries and employee benefits............................   13,421    10,629     7,893
  Occupancy and equipment...................................    5,242     3,432     2,471
  Merger related costs......................................      744     1,466        --
  Other.....................................................    9,275     6,602     4,412
                                                              -------   -------   -------
          Total noninterest expenses........................   28,682    22,129    14,776
                                                              -------   -------   -------
  Income (loss) before income taxes.........................    3,440      (439)    3,470
  Income tax expense (benefit)..............................      520      (724)    1,074
                                                              -------   -------   -------
          Net income........................................  $ 2,920   $   285   $ 2,396
                                                              =======   =======   =======
Average common shares outstanding...........................   14,335    13,115    10,553
Average common shares outstanding, assuming dilution........   14,362    13,210    10,672
Basic net income per common share...........................  $   .20   $   .02   $   .23
Diluted net income per common share.........................      .20       .02       .22

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $   2,920   $     285   $   2,396
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................      2,194       1,786       1,121
  Net (accretion) amortization of securities................        (69)        301        (241)
  Gain on sale of securities available for sale.............        (83)       (279)       (220)
  Provision for loan losses.................................      2,850       4,657       2,685
  Decrease (increase) in mortgage loans held for sale.......      2,772      (4,899)         --
  Increase in accrued interest receivable...................     (1,055)       (326)       (547)
  Deferred income tax expense (benefit).....................         46      (1,977)       (127)
  Other changes, net........................................       (826)      1,382         575
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........      8,749         930       5,642
INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in other
  banks.....................................................       (814)        435        (100)
Decrease (increase) in federal funds sold...................     22,422      19,705     (19,898)
Increase in short-term commercial paper.....................    (14,151)         --          --
Proceeds from sale of subsidiary's net assets...............      3,392          --          --
Proceeds from sales of securities available for sale........     18,283      65,170      30,592
Proceeds from maturities of securities available for sale...     19,426      39,509       8,951
Proceeds from maturities of securities held to maturity.....      1,231      15,926      12,933
Purchase of securities available for sale...................    (12,499)    (78,833)    (41,746)
Purchase of securities held to maturity.....................         --     (23,520)    (15,181)
Net increase in loans.......................................   (178,349)   (138,013)    (70,886)
Net cash received (paid) in business combinations...........     11,893      (5,786)         --
Purchase of premises and equipment..........................     (8,312)    (14,740)     (5,000)
Proceeds from sale of bank premises.........................         --       3,795          --
Other investing activities, net.............................     (9,804)     (3,447)       (434)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (147,282)   (119,799)   (100,769)

                     THE BANC CORPORATION AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
                                                                 (AMOUNTS IN THOUSANDS)
FINANCING ACTIVITIES
Net increase in demand and savings deposits.................  $  6,450   $ 67,170   $33,516
Net increase in time deposits...............................    87,392     33,068    48,193
Increase (decrease) in FHLB advances........................    39,340     23,160    (1,600)
Payment on assumed debt.....................................        --         --    (1,513)
Net increase in note payable................................     7,104         --        --
(Payments) advances of other borrowed funds.................    (3,405)    (4,529)    7,980
Proceeds from issuance and reissuance of common stock.......     2,170     12,279    17,890
Repurchase of common stock..................................        --         --    (9,496)
Dividends paid by pooled subsidiaries.......................        --       (231)     (498)
                                                              --------   --------   -------
Net cash provided by financing activities...................   139,051    130,917    94,472
                                                              --------   --------   -------
Increase (decrease) in cash and due from banks..............       518     12,048      (655)
Cash and due from banks at beginning of year................    31,307     19,259    19,914
                                                              --------   --------   -------
Cash and due from banks at end of year......................  $ 31,825   $ 31,307   $19,259
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $ 25,888   $ 19,710   $15,554
  Income taxes..............................................     1,168      1,042     1,481
Sale of subsidiary's net assets financed by the
  Corporation...............................................     2,202         --        --
Assets acquired in business combinations....................    60,097     43,413        --
Liabilities assumed in business combinations................    58,353     36,113        --
Real estate acquired by assuming related liability and
  issuing common stock......................................        --         --     4,534
Minority interest in subsidiary acquired by issuing common
  stock.....................................................        95        130        --

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                          ACCUMULATED
                                                                             OTHER
                                                                         COMPREHENSIVE                  TOTAL
                                           COMMON             RETAINED      INCOME       TREASURY   STOCKHOLDERS'
                                           STOCK    SURPLUS   EARNINGS      (LOSS)        STOCK        EQUITY
                                           ------   -------   --------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1997...............   $10     $22,451   $18,498       $   (84)     $    --       $40,875
Comprehensive income:....................
  Net income.............................    --          --     2,396            --           --         2,396
  Other comprehensive income, net of
    taxes of $179........................    --                                               --
    Unrealized gains on securities
      available for sale, net of
      reclassification adjustment........    --          --        --           345           --           345
                                                                                                       -------
Comprehensive income.....................                                                                2,741
Dividends declared by pooled
  subsidiaries...........................    --          --      (499)           --           --          (499)
Issuance of 1,778,215 shares of common
  stock, net of direct costs.............     2       8,429        --            --           --         8,431
Acquisition of building through issuance
  of 460,500 shares of common stock......    --       2,205        --            --           --         2,205
Purchase of 1,990,908 shares of treasury
  stock..................................    --          --        --            --       (9,496)       (9,496)
Reissuance of treasury stock.............    --          --        --            --        9,459         9,459
Retirement of 14,908 shares of treasury
  stock..................................    --          --       (37)           --           37            --
                                            ---     -------   -------       -------      -------       -------
BALANCE AT DECEMBER 31, 1997.............    12      33,085    20,358           261           --        53,716
Comprehensive income:
  Net income.............................    --          --       285            --           --           285
  Other comprehensive loss net of tax
    benefit of $111......................
    Unrealized losses on securities
      available for sale, arising during
      the period, net of reclassification
      adjustment.........................    --          --        --          (163)          --          (163)
                                                                                                       -------
Comprehensive income.....................                                                                  122
Issuance of 1,526,054 shares of common
  stock, net of direct costs.............     2      12,116        --            --           --        12,118
Stock options exercised..................    --         177        --            --           --           177
Restricted shares issued by pooled
  subsidiary.............................    --         114        --            --           --           114
Redemption of common stock by pooled
  subsidiary.............................    --          --       (49)           --           --           (49)
Dividends declared by pooled
  subsidiaries...........................    --          --      (231)           --           --          (231)
                                            ---     -------   -------       -------      -------       -------
BALANCE AT DECEMBER 31, 1998.............    14      45,492    20,363            98           --        65,967
Comprehensive income:
  Net income.............................    --          --     2,920            --           --         2,920
  Other comprehensive loss net of tax
    benefit of $1,459....................
    Unrealized losses on securities
      available for sale, arising during
      the period, net of reclassification
      adjustment.........................    --          --        --        (2,303)          --        (2,303)
                                                                                                       -------
Comprehensive income.....................                                                                  617
Issuance of 174,500 shares of common
  stock, net of direct costs.............    --       1,628        --            --           --         1,628
Stock options exercised..................    --         636        --            --           --           636
                                            ---     -------   -------       -------      -------       -------
BALANCE AT DECEMBER 31, 1999.............   $14     $47,756   $23,283       $(2,205)     $    --       $68,848
                                            ===     =======   =======       =======      =======       =======

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Banc Corporation ("Corporation"), through its three subsidiaries, provides a full range of banking and bank-related services to individual and corporate customers across Alabama and the panhandle of Florida. The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies.

BASIS OF PRESENTATION

     The Corporation's consolidated financial statements have been retroactively restated to reflect the pooling of interest business combinations with Emerald Coast Bancshares, Inc. ("Emerald"), which was consummated in the first quarter of 1999, and C&L Banking Corporation ("C&L") and C&L Bank of Blountstown ("Blountstown"), which were consummated in the second quarter of 1999. In addition, Blountstown was immediately merged into C&L's subsidiary to form a single bank subsidiary, the C &L Bank of Bristol.

     On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. As such, the Corporation's consolidated financial statements include the results of operations of BankersTrust only from its date of acquisition. See Note 13 for more disclosure regarding the Corporation's business combinations.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its wholly-owned or majority-owned subsidiaries. All significant intercompany transactions or balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

     For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption "Cash and Due from Banks."

INVESTMENT SECURITIES

     Investment securities are classified as either held to maturity, available for sale or trading at the time of purchase. The Corporation defines held to maturity securities as debt securities which management has the positive intent and ability to hold to maturity.

     Held to maturity securities are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the effective yield method.

     Securities available for sale are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of deferred taxes, on securities available for sale are excluded from earnings and reported in accumulated other comprehensive income
(loss) within stockholders' equity.

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Accrual of interest is discontinued on loans which are past due greater than ninety days unless the loan is well secured and in the process of collection. "Well secured," means that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. "In the process of collection," means that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on these loans is reversed from income. Interest payments received on these loans are applied as a reduction of the loan principal balance.

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

     The allowance for loan loss is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible.

     Management reviews the adequacy of the allowance on a monthly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, are subject to review by the Corporation's internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Regulatory reserve percentages are applied to these categories to estimate the amount of loan loss. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location risk factors.

     Significant problem credits are individually reviewed by management. Generally, these loans are commercial or real estate construction loans selected for review based on their balance, assigned risk rating, payment history, and other risk factors at the time of management's review. Losses are estimated on each loan based on management's review. These individually reviewed credits are excluded from the classified loan loss calculation discussed above.

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     To evaluate the overall adequacy of the allowance to absorb losses inherent in the Corporation's loan portfolio, the Corporation considers general economic conditions, geographic concentrations, and changes in the nature and volume of the loan portfolio. Management's assessment of these conditions is reflected in the portion of the allowance that is unallocated.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Differences between the carrying amount of mortgage loans held for sale and the amounts received upon sale are credited or charged to income at the time the proceeds of the sale are collected. The fair values are based on quoted market prices of similar loans, adjusted for differences in loan characteristics.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated service lives of the assets using straight-line and accelerated methods, generally using five to forty years for premises and five to ten years for furniture and equipment.

     Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the statement of income.

INTANGIBLE ASSETS

     Intangible assets, primarily goodwill, are included in other assets, net of amortization calculated on a straight-line basis over a fifteen-year period.

     The Corporation reviews on a regular basis the carrying value of goodwill to determine if any impairment has occurred or if the period of recoverability has changed. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill will be reduced by the estimated shortfall of such cash flows. At December 31, 1999 and 1998 goodwill, net of accumulated amortization totaled $7,219,000 and $731,000, respectively.

OTHER REAL ESTATE

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or net realizable value in other assets. At the date of acquisition, losses are charged to the allowance for loan losses. Gain or loss from the sale of other real estate is included in other expense. Total other real estate was $2,185,000 and $546,000 at December 31, 1999 and 1998, respectively.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Statement 123 requires the disclosure of pro forma net income and earnings per share determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions. Because these assumptions are subjective, the effects of applying Statement 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years (see Note 8).

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", requires derivative instruments be carried at fair value on the statement of financial condition. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

     The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations and cash flow subsequent to the

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use at that time.

2. INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 1999 are as follows:

                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
Investment securities available for sale:
  Equity securities....................................   $   370       $ --        $   33      $   337
  U.S. Treasury and agency securities..................    11,645         --           650       10,995
  State, county and municipal securities...............    13,991         93         1,043       13,041
  Mortgage-backed securities...........................    42,292         38         1,975       40,355
  Corporate debt.......................................       453         --             9          444
  Other securities.....................................       267         --            --          267
                                                          -------       ----        ------      -------
          Total........................................   $69,018       $131        $3,710      $65,439
                                                          =======       ====        ======      =======
Investment securities held to maturity:
  State, county and municipal securities...............   $ 3,711       $ 20        $    3      $ 3,728
  Mortgage-backed securities...........................     1,766          2            85        1,683
                                                          -------       ----        ------      -------
          Total........................................   $ 5,477       $ 22        $   88      $ 5,411
                                                          =======       ====        ======      =======

     The amounts at which investment securities are carried and their approximate fair values at December 31, 1998 are as follows:

                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
Investment securities available for sale:
  Equity securities....................................   $   170       $ --         $ 25       $   145
  U.S. Treasury and agency securities..................    20,965         85           40        21,010
  State, county and municipal securities...............    18,345        452           18        18,779
  Mortgage-backed securities...........................    48,894        173          491        48,576
  Corporate debt.......................................     1,712         25           --         1,737
  Other securities.....................................     1,213         22           --         1,235
                                                          -------       ----         ----       -------
          Total........................................   $91,299       $757         $574       $91,482
                                                          =======       ====         ====       =======
Investment securities held to maturity:
  State, county and municipal securities...............   $ 4,124       $ 97         $ --       $ 4,221
  Mortgage-backed securities...........................     2,602         47           95         2,554
                                                          -------       ----         ----       -------
          Total........................................   $ 6,726       $144         $ 95       $ 6,775
                                                          =======       ====         ====       =======

     Securities with an amortized cost of $36,450,000 and $44,684,000 at December 31, 1999 and 1998, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

                     THE BANC CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES -- (CONTINUED)

     The amortized cost and estimated fair values of investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           SECURITIES HELD TO     SECURITIES AVAILABLE FOR
                                                                MATURITY                    SALE
                                                         ----------------------   ------------------------
                                                         AMORTIZED   ESTIMATED    AMORTIZED     ESTIMATED
                                                           COST      FAIR VALUE      COST      FAIR VALUE
                                                         ---------   ----------   ----------   -----------
                                                                          (IN THOUSANDS)
Due in one year or less................................   $  715       $  718      $   505       $   505
Due after one year through five years..................    2,379        2,391        7,300         7,049
Due after five years through ten years.................      489          491        6,330         5,981
Due after ten years....................................      128          128       12,221        11,212
Mortgage-backed securities.............................    1,766        1,683       42,292        40,355
Equity securities......................................       --           --          370           337
                                                          ------       ------      -------       -------
                                                          $5,477       $5,411      $69,018       $65,439
                                                          ======       ======      =======       =======

     Gross realized gains on sales of investment securities available for sale in 1999, 1998 and 1997 were $170,000, $391,000 and $249,000, respectively, and gross realized losses for the same periods were $87,000, $112,000 and $29,000, respectively.

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

     The components of other comprehensive income for the years ended December 31, 1999 and 1998 are as follows:

                                                           PRE-TAX      INCOME TAX       NET OF INCOME
                                                           AMOUNT    (BENEFIT) EXPENSE        TAX
                                                           -------   -----------------   -------------
                                                                         (IN THOUSANDS)
1999
Unrealized loss on available for sale securities.........  $(3,679)       $(1,427)          $(2,252)
Less: reclassification adjustment for gains realized in
  net income.............................................       83             32                51
                                                           -------        -------           -------
     Net unrealized loss.................................  $(3,762)       $(1,459)          $(2,303)
                                                           =======        =======           =======
1998
Unrealized gain on available for sale securities.........  $     5        $    --           $     5
Less: reclassification adjustment for gains realized in
  net income.............................................      279            111               168
                                                           -------        -------           -------
     Net unrealized loss.................................  $  (274)       $  (111)          $  (163)
                                                           =======        =======           =======

                     THE BANC CORPORATION AND SUBSIDIARIES

3. LOANS

     At December 31, 1999 and 1998 the composition of the loan portfolio was as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Commercial, industrial and agricultural.....................  $207,620   $158,855
Real estate -- construction.................................    59,496     36,121
Real estate -- mortgage.....................................   282,717    152,732
Consumer....................................................    74,769     75,796
All other loans.............................................     8,802      9,671
                                                              --------   --------
          Total loans.......................................  $633,404   $433,175
                                                              ========   ========

     At December 31, 1999 and 1998 the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $12,111,000 and $894,000, respectively. There was approximately $3,000,000 and $134,000 at December 31, 1999 and 1998, respectively, in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 1999, 1998 and 1997 was approximately $6,484,000, $598,000 and $258,000, respectively. Interest income recognized on loans considered impaired totaled approximately $431,000 for the year ended December 31, 1999. No material amount of interest income was recognized on impaired loans for the years ended December 31, 1998 and 1997.

     The Corporation has no commitments to loan additional funds to the borrowers whose loans are considered impaired.

4. ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 follows:

                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Balance at beginning of year................................  $ 6,466   $ 3,741   $ 2,522
Allowance of acquired bank..................................    3,591       368        --
Provision for loan losses...................................    2,850     4,657     2,685
Loan charge-offs............................................   (5,792)   (2,906)   (1,759)
Recoveries..................................................      950       606       293
                                                              -------   -------   -------
Balance at end of year......................................  $ 8,065   $ 6,466   $ 3,741
                                                              =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

5. PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 1999 and 1998 are as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Land........................................................  $ 5,096   $ 3,922
Premises....................................................   26,335    21,005
Furniture and equipment.....................................   12,303    10,529
                                                              -------   -------
                                                               43,734    36,456
Less accumulated depreciation and amortization..............   (7,822)   (6,417)
                                                              -------   -------
Net book value of premises and equipment in service.........   35,912    29,039
Real estate under renovation or held for sale...............    1,822       627
                                                              -------   -------
          Total.............................................  $37,734   $29,666
                                                              =======   =======

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $2,194,000, $1,786,000 and $1,121,000, respectively.

     Emerald Coast Bank leases all of its branch buildings under operating leases expiring through 2003. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. In addition, three of the four building leases have two five-year renewal options.

     Future minimum lease payments under the operating leases are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31
-----------------------
  2000......................................................  $  460
  2001......................................................     448
  2002......................................................     433
  2003......................................................     244
                                                              ------
          Total minimum lease payments......................  $1,585
                                                              ======

     Rental expense relating to operating leases amounted to approximately $734,000, $299,000 and $135,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

6. DEPOSITS

     The following schedule details interest expense on deposits:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Interest-bearing demand...................................  $ 5,129   $ 3,529   $ 2,302
Savings...................................................      938       889       937
Time deposits $100,000 and over...........................    7,275     4,721     3,889
Other time................................................   10,759    10,477     8,536
                                                            -------   -------   -------
          Total...........................................  $24,101   $19,616   $15,664
                                                            =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

6. DEPOSITS -- (CONTINUED)

     At December 31, 1999, the scheduled maturities of time deposits are as follows (in thousands):

2000........................................................  $332,315
2001........................................................    36,661
2002........................................................    11,444
2003........................................................    15,269
2004 and thereafter.........................................     9,053
                                                              --------
                                                              $404,742
                                                              ========

7. BORROWED FUNDS

     The following is a summary, by year of maturity, of advances from the Federal Home Loan Bank ("FHLB") as of December 31, 1999 and 1998 (in thousands):

                                                       1999                     1998
                                              ----------------------   ----------------------
                                                WEIGHTED                 WEIGHTED
                    YEAR                      AVERAGE RATE   BALANCE   AVERAGE RATE   BALANCE
                    ----                      ------------   -------   ------------   -------
2000........................................      6.07%      $ 1,000         --%      $    --
2003........................................      5.05        17,660       5.05        17,660
2004........................................      5.21        25,000         --            --
2008........................................      5.52         2,500       5.24         5,500
2009........................................      5.18        16,340         --            --
                                                             -------                  -------
                                                  5.20%      $62,500       5.09%      $23,160
                                                  ====       =======       ====       =======

     The above schedule is by contractual maturity. Certain advances have call dates as follows: 2000, $16,340,000; 2002, $25,000,000; 2003, $2,500,000 and
2004, $2,000,000.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans all with a carrying value of approximately $111,000,000 at December 31, 1999.

     As of December 31, 1999 the Corporation has borrowed $7,104,000 under a $10,000,000 line of credit with a regional bank. Interest is one and one-quarter (1.25%) percentage points in excess of the applicable LIBOR Index Rate and the line matures May 1, 2001. The loan agreement contains various covenants pertaining to the maintenance of regulatory capital, specified levels of classified assets and the amount of stockholders' equity. The Corporation was in compliance with all covenants as of December 31, 1999.

     The Corporation had federal funds purchased outstanding of $3,150,000 at December 31, 1998. There were no outstanding federal funds purchased at December 31, 1999.

8. STOCK OPTION PLAN

     The Corporation has established a stock option plan for directors and certain key employees that provides for the granting of incentive and nonqualified options to purchase up to 1,000,000 shares of the Corporation's common stock. The terms of the options granted are determined by the compensation committee of the Board of Directors. All options granted have a maximum term of ten years, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the anniversary of the grant date.

     In addition, the Corporation assumed the Commerce Bank of Alabama Incentive Stock Compensation Plan concurrent with the Commerce merger. Options to purchase 82,396 shares of the Corporation's common

                     THE BANC CORPORATION AND SUBSIDIARIES

8. STOCK OPTION PLAN -- (CONTINUED)

stock have been granted under this plan, of which, 52,227 were exercised during 1999. No additional options may be granted under this plan.

     For purposes of the following disclosures, the number and exercise prices for options granted by entities which merged with the Corporation during 1998 have been converted to equivalent amounts for the Corporation based on the exchange ratios in the mergers.

                                                                DECEMBER 31,
                                     -------------------------------------------------------------------
                                             1999                    1998                   1997
                                     ---------------------   --------------------   --------------------
                                                 WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                  AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      NUMBER       PRICE      NUMBER      PRICE      NUMBER      PRICE
                                     ---------   ---------   --------   ---------   --------   ---------
Under option, beginning of year....    620,806    $ 9.52      202,589    $ 4.70      186,575     $4.64
  Granted..........................    239,000     10.64      466,677     10.87       16,014      5.40
  Exercised........................   (134,137)     4.74      (48,460)     3.65           --        --
  Forfeited........................    (10,000)    11.00           --        --           --        --
                                     ---------               --------               --------
Under option, end of year..........    715,669     10.68      620,806      9.52      202,589      4.71
                                     =========               ========               ========
Exercisable at end of year.........    256,569                255,606                196,751
                                     =========               ========               ========
Weighted-average fair value per
  option of options granted during
  the year.........................  $    5.40               $   5.49               $   1.22
                                     =========               ========               ========

     A further summary about options outstanding at December 31, 1999 is as follows:

                                     OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------------
                                                                   WEIGHTED-
                                                                    AVERAGE
                                                    NUMBER        CONTRACTUAL       NUMBER
EXERCISE PRICE                                    OUTSTANDING    LIFE IN YEARS    EXERCISABLE
--------------                                    -----------    -------------    -----------
$ 6.24..........................................     30,169          6.50            30,169
 10.50..........................................    174,000          9.54            34,800
 11.00..........................................    511,500          8.88           191,600
                                                    -------                         -------
                                                    715,669                         256,569
                                                    =======                         =======

                     THE BANC CORPORATION AND SUBSIDIARIES

8. STOCK OPTION PLAN -- (CONTINUED)

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1999, 1998 and 1997. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                               1999    1998     1997
                                                              ------   -----   ------
Net income (loss):
  As reported...............................................  $2,920   $ 285   $2,396
  Pro forma.................................................   2,379    (119)   2,384
Basic net income (loss) per share:
  As reported...............................................  $  .20   $ .02   $  .23
  Pro forma.................................................     .17    (.01)     .23
Diluted net income (loss) per share:
  As reported...............................................     .20     .02      .22
  Pro forma.................................................     .17    (.01)     .22

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for 1999 and 1998, respectively: a risk free interest rate of 6.12% and 6.44%, a volatility factor of .39% and .42%, a weighted average expected life of options (in years) of 6.5 and 6.0, and a dividend yield of 0% for both years.

9. RETIREMENT PLANS

     Warrior Savings Bank ("Warrior"), which merged with the Corporation on September 24, 1998, sponsors a defined benefit plan ("Plan") that provides retirement, disability and death benefits. All employees of Warrior over age 21 are eligible to participate in the plan after the completion of one year of service. The Corporation contributes amounts to the pension funds sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. The net periodic pension costs and the prepaid pension costs related to the Plan are not material to the Corporation's financial condition and results of operations. This plan is in the process of being terminated.

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $108,000, $199,000 and $191,000 in 1999, 1998 and 1997, respectively.

     The Corporation has nonqualified retirement plans for the benefit of certain executive officers and directors. The present value of these benefits is accrued on a monthly basis. Payments under these plans are scheduled to begin in 2003 for some participants who will reach retirement age. In connection with the plans, the Corporation has purchased single premium life insurance policies with cash surrender values of approximately $11,500,000 at December 31, 1999. No significant amount of compensation expense was incurred for the years ended December 31, 1999 and 1998.

                     THE BANC CORPORATION AND SUBSIDIARIES

10. INCOME TAXES

     The components of the income tax expense (benefit) are as follows (in thousands):

                                                              1999    1998      1997
                                                              ----   -------   ------
Current:
  Federal...................................................  $320   $   706   $  985
  State.....................................................   154        92      185
                                                              ----   -------   ------
Total current expense.......................................   474       798    1,170
Deferred tax expense (benefit)..............................    46    (1,522)     (96)
                                                              ----   -------   ------
          Total income tax expense (benefit)................  $520   $  (724)  $1,074
                                                              ====   =======   ======

     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999     1998
                                                              ------   ------
Deferred tax assets:
  Rehabilitation tax credit.................................  $2,468   $1,737
  Provision for loan losses.................................   1,664    2,094
  NOL carryover.............................................       -      235
  Alternative minimum tax credit carryover..................     143       47
  Unrealized loss on securities.............................   1,372        -
  Other.....................................................     171      129
                                                              ------   ------
Total deferred tax assets before valuation allowance........   5,818    4,242
Valuation allowance.........................................       -     (200)
                                                              ------   ------
Total deferred tax assets after valuation allowance.........   5,818    4,042
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................   1,928    1,445
  Depreciation..............................................     602      320
  Unrealized gain on securities.............................       -       86
  Other.....................................................      93      408
                                                              ------   ------
Total deferred tax liabilities..............................   2,623    2,259
                                                              ------   ------
          Net deferred tax asset............................  $3,195   $1,783
                                                              ======   ======

     The valuation allowance for net deferred tax assets was eliminated as a result of the Corporation's reassessment of its ability to fully utilize its rehabilitation tax credit.

                     THE BANC CORPORATION AND SUBSIDIARIES

10. INCOME TAXES -- (CONTINUED)
     The effective tax rate differs from the expected tax using statutory rate of 34%. Reconciliation between the expected tax and the actual income tax expense (benefit) follows (in thousands):

                                                               1999     1998      1997
                                                              ------   -------   ------
Expected tax (benefit) at 34% of income before taxes........  $1,170   $  (146)  $1,180
Add (deduct):
  Rehabilitation tax credit.................................    (731)   (1,737)      --
  State income taxes, net of federal tax benefit............     102        20       97
  Effect of interest income exempt from Federal income
     taxes..................................................    (346)     (338)    (268)
  Nondeductible merger costs................................     253       447       --
  Basis reduction...........................................     251       590       --
  Valuation allowance.......................................    (200)      200       --
  Other items -- net........................................      21       240       65
                                                              ------   -------   ------
Income tax expense (benefit)................................  $  520   $  (724)  $1,074
                                                              ======   =======   ======

     The Corporation has generated a rehabilitation tax credit of approximately $2,468,000 during 1998 and 1999 which can be carried forward and utilized through 2019 and 2020. This credit was established as a result of the restoration and enhancement of the John A. Hand building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 1999. The Corporation is required to reduce its tax basis in the John A. Hand building by the amount of the credit.

     Applicable income tax expense of $32,000, $111,000 and $81,000 on securities gains for the years ended December 31, 1999, 1998 and 1997, respectively, is included in income taxes.

11. RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1999 and 1998 were $25,975,000 and $21,180,000, respectively.

     Activity during the year ended December 31, 1999 is summarized as follows (in thousands):

        BALANCE                                          BALANCE
      DECEMBER 31,                            OTHER    DECEMBER 31,
          1998       ADVANCES   REPAYMENTS   CHANGES       1999
      ------------   --------   ----------   -------   ------------
      21$,180...     $27,239     $(14,130)   $(8,314)    $25,975
        =======      =======     ========    =======     =======

     At December 31, 1999, the deposits of such related parties in the subsidiary banks amounted to approximately $4,254,000.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS -- (CONTINUED)

     In July 1998, Emerald sold the land and building of its main office building and two branch offices to an entity under the control of certain members of Emerald's Board of Directors for their fair value of approximately $3,794,700. The sales were accounted for under a sale-leaseback arrangement. The deferred gain on the sales amounted to $87,000 and is being amortized into income over the lease terms. At December 31, 1999, the deferred gain amounted to approximately $62,000. Terms of the leases are described in Note 5. Rental expense under these operating leases amounted to approximately $459,000 and $163,000 in 1999 and 1998, respectively.

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

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Commitments to extend credit................................  $68,693   $50,319
Standby letters of credit...................................    4,121     2,465

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

13. MERGERS AND ACQUISITIONS AND MERGER RELATED COSTS

     The Corporation has completed the following business combinations during 1999 and 1998:

                                                                                    ACCOUNTING
DATE                      INSTITUTION         TOTAL ASSETS       CONSIDERATION      TREATMENT
----                      -----------         -------------      -------------      ----------
                                              (IN MILLIONS)
February 12,
  1999............  Emerald Coast                 $ 92        1,379,978 shares of    Pooling
                      Bancshares, Inc.                          common stock
June 30, 1999.....  C&L Banking Corporation         49        1,289,454 shares of    Pooling
                                                                common stock
June 30, 1999.....  C&L Bank of Blountstown         56        838,902 shares of      Pooling
                                                                common stock
July 13, 1999.....  BankersTrust of Alabama,        35        $1,584,000 cash        Purchase
                      Inc.
September 24,
  1998............  Warrior Capital                 84        5,448,000 shares of    Pooling
                      Corporation                               common stock

                     THE BANC CORPORATION AND SUBSIDIARIES

13. MERGERS AND ACQUISITIONS AND MERGER RELATED COSTS -- (CONTINUED)


                                                                                    ACCOUNTING
DATE                      INSTITUTION         TOTAL ASSETS       CONSIDERATION      TREATMENT
----                      -----------         -------------      -------------      ----------
                                              (IN MILLIONS)
October 16,
  1998............  Commercial Bancshares of        42        $7,300,000 cash        Purchase
                      Roanoke, Inc.
October 30,
  1998............  City National                   84        2,026,579 shares of    Pooling
                      Corporation                               common stock
October 30,
  1998............  First Citizens Bancorp,         35        652,859 shares of      Pooling
                      Inc.                                      common stock
November 6, 1998..  Commerce Bank of Alabama       105        1,547,198 shares of    Pooling
                                                                common stock

     In addition, on November 4, 1999, the Corporation purchased three branches in south Alabama with assets totaling approximately $22,000,000 for $1,565,000 in cash.

     The following table presents financial information contributed by the pooled companies during 1999 prior to the consummation of the mergers (in thousands):

                                                              NET INTEREST
1999                                                             INCOME      NET INCOME
----                                                          ------------   ----------
Emerald.....................................................     $  474         $ 58
C&L.........................................................      1,162          319
Blountstown.................................................        989          166

     The following table presents net interest income, net income and basic net income per common share of the combining entities on a historical and combined basis in the years prior to the 1999 mergers (amounts in thousands, except per share data):

                                                               1998      1997
                                                              -------   -------
Net interest income:
  Corporation...............................................  $14,942   $12,189
  Emerald...................................................    3,149     1,563
  C&L.......................................................    2,154     2,030
  Blountstown...............................................    2,021     2,130
                                                              -------   -------
Combined....................................................  $22,266   $17,912
                                                              =======   =======
Net (loss) income:
  Corporation...............................................  $  (439)  $ 2,074
  Emerald...................................................       72      (396)
  C&L.......................................................      576       699
  Blountstown...............................................       76        19
                                                              -------   -------
Combined....................................................  $   285   $ 2,396
                                                              =======   =======
Basic net (loss) income per equivalent share of Corporation:
  Corporation...............................................  $  (.04)  $   .29
  Emerald...................................................      .06      (.31)
  C&L.......................................................      .46       .55
  Blountstown...............................................      .09       .02
Combined....................................................      .02       .23

                     THE BANC CORPORATION AND SUBSIDIARIES

13. MERGERS AND ACQUISITIONS AND MERGER RELATED COSTS -- (CONTINUED)

     On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. BankersTrust was a one-bank holding company operating in north Alabama. The net assets of BankersTrust included loans of $25,000,000 and deposits of $36,000,000. The total cost of the acquisition was $1,624,000, which exceeded the fair value of the net assets of BankersTrust by $5,125,000. The excess is being amortized on a straight-line basis over 15 years. On October 16, 1998, the Corporation acquired Commercial Bancshares of Roanoke ("Roanoke") in a business combination accounted for as a purchase. Roanoke was a one-bank holding company operating in east Alabama. The Corporation's consolidated financial statements include the results of operations of BankersTrust and Roanoke only from the dates of acquisition.

     The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if BankersTrust and Roanoke had been acquired on January 1, 1998. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the periods presented, or of results that may occur in the future.

                                                               1999      1998
                                                              -------   -------
Interest income.............................................  $57,117   $47,917
Interest expense............................................   27,648    23,166
                                                              -------   -------
          Net interest income...............................   29,469    24,751
Provision for loan losses...................................    5,847     6,200
Noninterest income..........................................    6,349     6,858
Noninterest expense.........................................   30,676    26,470
                                                              -------   -------
     Loss before income taxes...............................     (705)   (1,061)
Income tax expense (benefit)................................      441      (537)
                                                              -------   -------
          Net loss..........................................  $(1,146)  $  (524)
                                                              =======   =======
  Basic and diluted net loss per common share...............  $  (.08)  $  (.04)
                                                              =======   =======

     The following is a summary of pre-tax nonrecurring merger related costs incurred by the Corporation during 1999 and 1998:

                                                              1999    1998
                                                              ----   ------
Professional and other fees.................................  $744   $1,314
Obsolete equipment write-off................................    --      152
                                                              ----   ------
                                                              $744   $1,466
                                                              ====   ======

                     THE BANC CORPORATION AND SUBSIDIARIES

14. REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiaries. Banking regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agency. Approximately $3,622,000 in retained earnings are available to be paid as dividends by the subsidiaries at December 31, 1999.

     The Corporation and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the Corporation's and its subsidiaries' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In February 1999, Emerald Coast Bank changed its charter from a state bank to a Federal Thrift. The minimum requirements for capital adequacy purposes for a thrift are also included in the following table. Management believes, as of December 31, 1999 and 1998 that the Corporation and its subsidiaries meet all capital adequacy requirements to which it is subject.

     As of December 31, 1999 and 1998, the most recent notification from the FDIC categorized the subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and its subsidiaries must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category:

                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES            ACTION
                                            ---------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                            -------   -----   -------   -----   --------   ------
As of December 31, 1999:
  Total Capital (to Risk Weighted Assets):
     Corporation..........................  $71,288   10.61%  $53,746   8.00%   $67,182    10.00%
     The Bank.............................   53,074   10.61    40,036   8.00     50,046    10.00
     Emerald Coast Bank...................    8,943   10.04     7,128   8.00      8,910    10.00
     C&L Bank.............................   11,746   14.08     6,673   8.00      8,341    10.00
  Tier I Capital (to Risk Weighted
     Assets):
     Corporation..........................   63,224    9.41    26,873   4.00     40,309     6.00
     The Bank.............................   47,086    9.41    20,018   4.00     30,027     6.00
     Emerald Coast Bank...................    8,474    9.51       N/A    N/A      4,455     5.00
     C&L Bank.............................   10,710   12.84     3,336   4.00      5,005     6.00
  Tier I Capital (to Average Assets):
     Corporation..........................   63,224    7.74    32,671   4.00     40,839     5.00
     The Bank.............................   47,086    8.10    23,245   4.00     29,056     5.00
     C&L Bank.............................   10,710    9.21     4,653   4.00      5,817     5.00

                     THE BANC CORPORATION AND SUBSIDIARIES

14. REGULATORY RESTRICTIONS -- (CONTINUED)


                                                                                   TO BE WELL
                                                                FOR CAPITAL     CAPITALIZED UNDER
                                                                 ADEQUACY       PROMPT CORRECTIVE
                                                ACTUAL           PURPOSES            ACTION
                                            ---------------   ---------------   -----------------
                                            AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                            -------   -----   -------   -----   --------   ------
  Core Capital (to Adjusted Tangible
     Assets):
     Emerald Coast Bank...................  $ 8,474    7.07%  $ 4,797   4.00%   $ 5,996     5.00%
  Tangible Capital (to Tangible Assets):
     Emerald Coast Bank...................    8,474    7.07     1,799   1.50        N/A      N/A
As of December 31, 1998:
  Total Capital (to Risk Weighted Assets):
     Corporation..........................  $70,559   15.05%  $37,502   8.00%   $46,878    10.00%
     The Bank.............................   38,485   11.85    25,971   8.00     32,464    10.00
     Emerald Coast Bank...................    6,283    9.50     5,293   8.00      6,618    10.00
     C&L Bank.............................    9,636   15.47     4,982   8.00      6,228    10.00
  Tier I Capital (to Risk Weighted
     Assets): Corporation.................   65,236   13.92    18,751   4.00     28,127     6.00
     The Bank.............................   34,626   10.67    12,985   4.00     19,478     6.00
     Emerald Coast Bank...................    5,609    8.48     2,646   4.00      3,969     6.00
     C&L Bank.............................    8,843   14.20     2,491   4.00      3,737     6.00
  Tier I Capital (to Average Assets):
     Corporation..........................   65,236   10.59    24,650   4.00     30,813     5.00
     The Bank.............................   34,626    8.32    16,646   4.00     20,808     5.00
     Emerald Coast Bank...................    5,609    6.92     3,244   4.00      4,055     5.00
     C&L Bank.............................    8,843    8.50     4,162   4.00      5,203     5.00

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

          Cash and short-term instruments. The carrying amounts of cash and short-term instruments, including interest bearing due from banks, federal funds sold and short-term commercial paper, approximate their fair value.

          Securities available for sale and securities held to maturity. Fair values for securities are based on quoted market prices. The carrying values of stock in FHLB and Federal Reserve Bank approximate fair values.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

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

          Note payable and other borrowed funds. The carrying amounts of note payable and other borrowed funds approximate their fair values.

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

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                 DECEMBER 31, 1999     DECEMBER 31, 1998
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Financial assets:
  Cash and due from banks.....................  $ 31,825   $ 31,825   $ 31,307   $ 31,307
  Interest bearing deposits in other banks....     1,862      1,862      1,048      1,048
  Federal funds sold..........................     5,843      5,843     25,045     25,045
  Short-term commercial paper.................    14,484     14,484         --         --
  Securities available for sale...............    65,439     65,439     91,482     91,482
  Securities held to maturity.................     5,477      5,411      6,726      6,775
  Mortgage loans held for sale................     2,127      2,127      4,899      4,899
  Net loans...................................   624,712    626,842    425,465    433,483
  Stock in FHLB and Federal Reserve Bank......     3,461      3,461      1,760      1,760
  Accrued interest receivable.................     6,286      6,286      4,812      4,812
Financial liabilities:
  Deposits....................................   682,517    682,882    531,070    534,201
  Advances from FHLB..........................    62,500     59,959     23,160     23,166
  Other borrowed funds........................       295        295      3,700      3,700
  Note payable................................     7,104      7,104         --         --

                     THE BANC CORPORATION AND SUBSIDIARIES

16. OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Professional fees...........................................  $2,196   $1,159   $  609
Directors fees..............................................     789      760      486
Insurance and assessments...................................     478      354      256
Postage, stationery and supplies............................   1,161      889      595
Advertising.................................................     372      420      334
Foreclosure losses..........................................     907       --       --
Other operating expense.....................................   3,372    3,020    2,132
                                                              ------   ------   ------
          Total.............................................  $9,275   $6,602   $4,412
                                                              ======   ======   ======

17. CONCENTRATIONS OF CREDIT RISK

     All of the Corporation's loans, commitments and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type of loan or commitment are set forth in Notes 3 and 12, respectively.

     The Corporation maintains cash balances and federal funds sold at several financial institutions in Alabama and Florida. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. At various times throughout the year cash balances held at these institutions will exceed federally insured limits. The Bank's management monitors these institutions on a quarterly basis in order to determine that the institutions meet "well-capitalized" guidelines as established by the FDIC.

18. NET INCOME PER SHARE

     The following table sets forth the computation of basic net income per common share and diluted net income per common share (in thousands, except per share amounts):

                                                             1999      1998      1997
                                                            -------   -------   -------
Numerator:
  For basic and diluted, net income.......................  $ 2,920   $   285   $ 2,396
                                                            =======   =======   =======
Denominator:
  For basic, weighted average common shares outstanding...   14,335    13,115    10,553
  Effect of dilutive stock options........................       27        95       119
                                                            -------   -------   -------
  Average common shares outstanding, assuming dilution....   14,362    13,210    10,672
                                                            =======   =======   =======
Basic net income per common share.........................  $   .20   $   .02   $   .23
                                                            =======   =======   =======
Diluted net income per common share.......................  $   .20   $   .02   $   .22
                                                            =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

19. PARENT COMPANY

     The condensed financial information for The Banc Corporation (parent company only) is presented as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $   278   $ 2,542
  Investment in subsidiaries................................   71,621    49,420
  Loans.....................................................      200        --
  Intangibles, net..........................................      276       444
  Premises and equipment -- net.............................    3,637    15,012
  Other assets..............................................      867       703
                                                              -------   -------
                                                              $76,879   $68,121
                                                              =======   =======
Liabilities:
  Accounts payable and deferred taxes.......................  $   554   $   965
  Dividends payable.........................................       --        24
  Note payable..............................................    7,104        --
  Accrued expenses and other liabilities....................      373     1,165
Stockholders' equity........................................   68,848    65,967
                                                              -------   -------
                                                              $76,879   $68,121
                                                              =======   =======

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                              -------   --------   ------
STATEMENTS OF INCOME
Income:
  Dividends from subsidiaries...............................  $    --   $  2,429   $  328
  Interest..................................................      133        199       67
  Other income..............................................      837        515       95
                                                              -------   --------   ------
                                                                  970      3,143      490
Expense:
  Directors' fees...........................................      140        194      136
  Salaries and benefits.....................................      965        529       94
  Occupancy expense.........................................      439        250       --
  Interest expense..........................................      210         81       --
  Other.....................................................    1,302      1,124       70
                                                              -------   --------   ------
                                                                3,056      2,178      300
                                                              -------   --------   ------
(Loss) income before income taxes and equity in
  undistributed earnings of subsidiaries....................   (2,086)       965      190
Income tax benefit..........................................    1,100      1,321       48
                                                              -------   --------   ------
(Loss) income before equity in undistributed earnings of
  subsidiaries..............................................     (986)     2,286      238
Equity in undistributed earnings (loss) of subsidiaries.....    3,906     (2,001)   2,158
                                                              -------   --------   ------
          Net income........................................  $ 2,920   $    285   $2,396
                                                              =======   ========   ======

                     THE BANC CORPORATION AND SUBSIDIARIES

19. PARENT COMPANY -- (CONTINUED)


                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                              -------   --------   ------
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 2,920   $    285   $2,396
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Amortization and depreciation expense.....................      275        171       25
  Equity in undistributed (earnings) loss of subsidiaries...   (3,906)     2,001   (2,158)
  Gain on sale of property..................................     (342)        --       --
  (Decrease) increase in other liabilities..................   (1,587)       786       62
  Increase in other assets..................................      (21)    (1,181)    (202)
                                                              -------   --------   ------
Net cash (used) provided by operating activities............   (2,661)     2,062      123
NET CASH USED IN INVESTING ACTIVITIES
Purchases of premises and equipment.........................   (3,810)    (9,102)    (141)
Proceeds from sale of property..............................      300         --       --
Net cash paid in acquisition................................   (1,372)    (5,390)      --
Maturity of investment securities available for sale........       --        500       --
Sale of investment securities available for sale............       --        246       --
Proceeds from other receivables.............................       --        329       30
Capital contribution to subsidiary..........................   (3,995)    (5,000)      --
                                                              -------   --------   ------
Net cash used in investing activities.......................   (8,877)   (18,417)    (111)
CASH USED IN FINANCING ACTIVITIES
Dividends paid by pooled subsidiaries.......................       --       (170)    (438)
Proceeds from issuance of common stock......................    2,170     12,281   17,878
Repurchase of common stock..................................       --         --   (9,496)
Increase in notes payable...................................    7,104         --       --
Payment on assumed debt.....................................       --         --   (1,513)
                                                              -------   --------   ------
Net cash provided by financing activities...................    9,274     12,111    6,431
                                                              -------   --------   ------
Net (decrease) increase in cash.............................   (2,264)    (4,244)   6,443
Cash at beginning of year...................................    2,542      6,786      343
                                                              -------   --------   ------
Cash at end of year.........................................  $   278   $  2,542   $6,786
                                                              =======   ========   ======

                     THE BANC CORPORATION AND SUBSIDIARIES

20. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited results of operations for each quarter of 1999 and 1998 follows (in thousands, except per share data):

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
1999
Total interest income.............................  $11,915   $12,851   $14,580   $16,211
Total interest expense............................    5,609     6,078     6,930     8,132
Net interest income...............................    6,306     6,773     7,650     8,079
Provision for loan losses.........................      244       298     1,445       863
Securities (losses) gains.........................      (20)       79         6        18
Merger related costs..............................       69       622        53        --
Income before income taxes........................      980       816     1,107       537
Net income........................................      812       579       755       774
Basic and diluted net income per share............      .06       .04       .05       .05
1998
Total interest income.............................  $ 9,407   $ 9,819   $11,168   $12,078
Total interest expense............................    4,545     4,578     5,231     5,852
Net interest income...............................    4,862     5,241     5,937     6,226
Provision for loan losses.........................      440       853     2,275     1,089
Securities gains (losses).........................       75        (6)      148        62
Merger related costs..............................       --        --        --     1,466
Income (loss) before income taxes.................    1,423       929    (1,814)     (977)
Net income (loss).................................    1,028       818      (964)     (597)
Basic and diluted net income (loss) per share.....      .08       .06      (.07)     (.05)

21. SEGMENT REPORTING

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

     The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1. All costs have been allocated to the reportable segments. Therefore, combined segment amounts agree to the consolidated totals.

                     THE BANC CORPORATION AND SUBSIDIARIES

21. SEGMENT REPORTING -- (CONTINUED)


                                                         ALABAMA    FLORIDA
                                                          REGION     REGION    COMBINED
                                                         --------   --------   --------
1999
Net interest income....................................  $ 19,321   $  9,487   $ 28,808
Provision for loan losses (reduction in allowance).....     3,186       (336)     2,850
Noninterest income.....................................     4,606      1,558      6,164
Noninterest expense....................................    21,646      7,036     28,682
Income tax (benefit) expense...........................    (1,068)     1,588        520
Net income.............................................       165      2,755      2,920
Total assets...........................................   590,751    236,676    827,427
1998
Net interest income....................................  $ 14,942   $  7,324   $ 22,266
Provision for loan losses..............................     3,094      1,563      4,657
Noninterest income.....................................     2,617      1,464      4,081
Noninterest expense....................................    15,926      6,203     22,129
Income tax (benefit) expense...........................    (1,022)       298       (724)
Net (loss) income......................................      (439)       724        285
Total assets...........................................   440,845    189,244    630,089
1997
Net interest income....................................  $ 12,189   $  5,723   $ 17,912
Provision for loan losses..............................     1,516      1,169      2,685
Noninterest income.....................................     2,205        814      3,019
Noninterest expense....................................     9,913      4,863     14,776
Income tax expense.....................................       891        183      1,074
Net income.............................................     2,074        322      2,396
Total assets...........................................   307,713    154,243    461,956

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 16, 1998, the Corporation approved the engagement of Ernst & Young LLP as its independent auditors for the three years ended December 31, 1998, to replace the firm of Dudley, Hopton-Jones, Sims & Freeman PLLP who were the auditors of Warrior Capital Corporation ("Warrior"), the predecessor of the Corporation. The Board of Directors of the Corporation approved the change in auditors on June 16, 1998. The reports of Dudley, Hopton-Jones, Sims & Freeman PLLP on Warrior's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of Warrior's financial statements for each of the two fiscal years ended December 31, 1998, and in the subsequent interim period, there were no disagreements with Dudley, Hopton-Jones, Sims & Freeman PLLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Dudley, Hopton-Jones, Sims & Freeman PLLP, would have caused Dudley, Hopton-Jones, Sims & Freeman PLLP to make reference to the matter in their report. The Corporation asked Dudley, Hopton-Jones, Sims & Freeman PLLP to furnish a letter to the commission stating whether it agrees with the above statements. A copy of that letter, dated September 30, 1998, is filed as Exhibit 16 to this Annual Report on Form 10-K.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Directors and Executive Officers of the Registrant," "Election of Directors," "Committees of the Company's Board of Directors and Meeting Attendance," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" included in the Corporation's definitive proxy statement to be filed no later than April 29, 2000, in connection with the Corporation's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents filed as part of this Report.

          (1) Financial Statements.

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors, Ernst & Young LLP...........    30
Report of Independent Auditors, Saltmarsh Cleaveland &
  Gund......................................................    31
Report of Independent Auditors, Williams, Cox, Weidner &
  Cox.......................................................    32
Report of Independent Auditors, Williams, Cox, Weidner &
  Cox.......................................................    33
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998................................    34
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................    35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    38
Notes to Consolidated Financial Statements..................    39

          (2) Financial Statement Schedules.

     All other financial statements and schedules have been omitted because they are not required or are not applicable.

          (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
   (2)-1   --  Reorganization Agreement and Plan of Merger, dated as of
               June 2, 1998, by and between The Banc Corporation and
               Emerald Coast Bancshares. Inc., filed as Exhibit (2)-5 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
   (2)-2   --  Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation and C&L Banking
               Corporation, file as Exhibit (2)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-77513), is hereby incorporated by reference.
   (2)-3   --  Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation, C&L Banking Corporation,
               C&L Bank of Bristol and C&L Bank of Blountstown, filed as
               Exhibit (2)-3 to the Corporation's Registration Statement on
               Form S-4 (Registration No. 333-77513), is hereby
               incorporated by reference.
   (2)-4   --  Share Exchange Agreement, dated as of February 25, 1999, by and among The Banc Corporation, Bristol Acquisition
               Corporation, C&L Banking Corporation and C&L Bank of
               Bristol, filed as Exhibit (2)-2 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-77513), is hereby incorporated by reference.
   (3)-1   --  Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2   --  Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  10-(1)   --  Amended and Restated 1998 Stock Incentive Plan of The Banc
               Corporation, filed as Exhibit (4)-2 to the Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  10-(2)   --  Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Corporation's Registration
               Statement on Form S-8, dated February 22, 1999 (Registration
               No. 333-72747), is hereby incorporated herein by reference.
  (10)-3   --  The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to the Corporation's Registration Statement on Form S-8, dated
               January 21, 1999 (Registration No. 333-7953), is hereby
               incorporated herein by reference.
  (10)-4   --  Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to the
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-5   --  Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to the Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6   --  Employment Agreement between the Corporation and W. T.
               Campbell, Jr., dated as of October 30, 1998, filed as
               Exhibit (10)-4 to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated herein by reference.
  (10)-7   --  Employment Agreement between The Banc Corporation and Terry
               DuBose, dated as of February 12, 1999, filed as Exhibit
               (10)-7 to the Corporation's Annual Report on Form 10-K for
               the year ended December 31, 1998, is hereby incorporated by reference herein.
  (10)-8   --  Employment Agreement, dated as of January 1, 1999, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to the Corporation's Annual Report on Form
               10-K for the year ended December 31, 1998, is hereby
               incorporated by reference herein.

EXHIBIT
NO.                                      EXHIBIT
-------                                  -------
  (10)-9   --  Employment Agreement, dated as of January 1, 1999, by and between The Bank and Marie Swift filed as Exhibit (10)-9 to the Corporation's Annual Report on Form 10-K for the year
               ended December 31, 1998, is hereby incorporated by reference herein.
 (10)-10   --  Employment Agreement, dated as of January 1, 1999, by and between The Bank and Johnny Wallis filed as Exhibit (10)-10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference herein.
 (10)-11   --  Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto.
 (10)-12   --  Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto.
      16   --  Letter from Dudley, Hopton-Jones, Sims & Freeman, PLLP, filed as Exhibit 16 to the Corporation's Registration
               Statement on Form S-1 (Registration No. 333-67011), is
               hereby incorporated by reference.
      21   --  Subsidiaries of the Corporation.
  (23)-1   --  Consent of Ernst & Young LLP.
  (23)-2   --  Consent of Saltmarsh Cleaveland & Gund.
  (23)-3   --  Consent of Williams, Cox, Weidner & Cox.
  (23)-4   --  Consent of Williams, Cox, Weidner & Cox.
      24   --  Powers of Attorney. See the signature page to this Annual
               Report on Form 10-K.
  (27)-1   --  Financial Data Schedule (for SEC use only).
  (27)-2   --  Restated Financial Data Schedule.
  (27)-3   --  Restated Financial Data Schedule.

(b) Reports on Form 8-K.

     The Corporation did not file any reports on Form 8-K during the fourth quarter of 1999.

(c) Exhibits.

     The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV,
Item 14(a) (3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d) Financial Statement Schedules.

     The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV,
Item 14(a) (2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BANC CORPORATION

                                          By:      /s/ JAMES A. TAYLOR
                                            ------------------------------------
                                                      James A. Taylor
                                             Chairman, Chief Executive Officer
                                                       and President

March 27, 2000

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Taylor, Jr. and David R. Carter, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 1999 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JAMES A. TAYLOR                   Chairman of the Board, Chief      March 27, 2000
-----------------------------------------------------    Executive Officer and
                   James A. Taylor                       President (Principal
                                                         Executive Officer)

                 /s/ DAVID R. CARTER                   Financial Officer and Director    March 27, 2000
-----------------------------------------------------    (Principal Financial and
                   David R. Carter                       Accounting Officer)

                  /s/ TERRY DUBOSE                     Vice Chairman                     March 27, 2000
-----------------------------------------------------
                    Terry DuBose

             /s/ JAMES MAILON KENT, JR.                Vice Chairman                     March 27, 2000
-----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ LARRY D. STRIPLIN, JR.                Vice Chairman                     March 27, 2000
-----------------------------------------------------
               Larry D. Striplin, Jr.

             /s/ JAMES R. ANDREWS, M.D.                Director                          March 27, 2000
-----------------------------------------------------
               James R. Andrews, M.D.

               /s/ NEAL R. BERTE, ED.D                 Director                          March 27, 2000
-----------------------------------------------------
                 Neal R. Berte, Ed.D

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ W.T. CAMPBELL, JR.                  Director                          March 27, 2000
-----------------------------------------------------
                 W.T. Campbell, Jr.

                /s/ PETER N. DICHIARA                  Director                          March 27, 2000
-----------------------------------------------------
                  Peter N. Dichiara

                 /s/ K. EARL DURDEN                    Director                          March 27, 2000
-----------------------------------------------------
                   K. Earl Durden

                 /s/ STEVEN C. MAYS                    Director                          March 27, 2000
-----------------------------------------------------
                   Steven C. Mays

                /s/ JOHN F. GITTINGS                   Director                          March 27, 2000
-----------------------------------------------------
                  John F. Gittings

                 /s/ LARRY R. HOUSE                    Director                          March 27, 2000
-----------------------------------------------------
                   Larry R. House

             /s/ THOMAS E. JERNIGAN, JR.               Director                          March 27, 2000
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ RANDALL E. JONES                   Director                          March 27, 2000
-----------------------------------------------------
                  Randall E. Jones

                 /s/ MAYER MITCHELL                    Director                          March 27, 2000
-----------------------------------------------------
                   Mayer Mitchell

              /s/ RONALD W. ORSO, M.D.                 Director                          March 27, 2000
-----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ HAROLD W. RIPPS                   Director                          March 27, 2000
-----------------------------------------------------
                   Harold W. Ripps

               /s/ RICHARD M. SCRUSHY                  Director                          March 27, 2000
-----------------------------------------------------
                 Richard M. Scrushy

                 /s/ JERRY M. SMITH                    Director                          March 27, 2000
-----------------------------------------------------
                   Jerry M. Smith

               /s/ MICHAEL E. STEPHENS                 Director                          March 27, 2000
-----------------------------------------------------
                 Michael E. Stephens

                   /s/ MARIE SWIFT                     Director                          March 27, 2000
-----------------------------------------------------
                     Marie Swift

              /s/ JAMES A. TAYLOR, JR.                 Director                          March 27, 2000
-----------------------------------------------------
                James A. Taylor, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ MANDELL TILLMAN                   Director                          March 27, 2000
-----------------------------------------------------
                   Mandell Tillman

                  /s/ JOHNNY WALLIS                    Director                          March 27, 2000
-----------------------------------------------------
                    Johnny Wallis

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
   (2)-1   --  Reorganization Agreement and Plan of Merger, dated as of
               June 2, 1998, by and between The Banc Corporation and
               Emerald Coast Bancshares. Inc., filed as Exhibit (2)-5 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
   (2)-2   --  Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation and C&L Banking
               Corporation, file as Exhibit (2)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-77513), is hereby incorporated by reference.
   (2)-3   --  Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation, C&L Banking Corporation,
               C&L Bank of Bristol and C&L Bank of Blountstown, filed as
               Exhibit (2)-3 to the Corporation's Registration Statement on
               Form S-4 (Registration No. 333-77513), is hereby
               incorporated by reference.
   (2)-4   --  Share Exchange Agreement, dated as of February 25, 1999, by and among The Banc Corporation, Bristol Acquisition
               Corporation, C&L Banking Corporation and C&L Bank of
               Bristol, filed as Exhibit (2)-2 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-77513), is hereby incorporated by reference.
   (3)-1   --  Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2   --  Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
  10-(1)   --  Amended and Restated 1998 Stock Incentive Plan of The Banc
               Corporation, filed as Exhibit (4)-2 to the Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  10-(2)   --  Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Corporation's Registration
               Statement on Form S-8, dated February 22, 1999 (Registration
               No. 333-72747), is hereby incorporated herein by reference.
  (10)-3   --  The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to the Corporation's Registration Statement on Form S-8, dated
               January 21, 1999 (Registration No. 333-7953), is hereby
               incorporated herein by reference.
  (10)-4   --  Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to the
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-5   --  Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to the Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6   --  Employment Agreement between the Corporation and W. T.
               Campbell, Jr., dated as of October 30, 1998, filed as
               Exhibit (10)-4 to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated herein by reference.
  (10)-7   --  Employment Agreement between The Banc Corporation and Terry
               DuBose, dated as of February 12, 1999, filed as Exhibit
               (10)-7 to the Corporation's Annual Report on Form 10-K for
               the year ended December 31, 1998, is hereby incorporated by reference herein.

EXHIBIT
NO.                                      EXHIBIT
-------                                  -------
  (10)-8   --  Employment Agreement, dated as of January 1, 1999, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to the Corporation's Annual Report on Form
               10-K for the year ended December 31, 1998, is hereby
               incorporated by reference herein.
  (10)-9   --  Employment Agreement, dated as of January 1, 1999, by and between The Bank and Marie Swift filed as Exhibit (10)-9 to the Corporation's Annual Report on Form 10-K for the year
               ended December 31, 1998, is hereby incorporated by reference herein.
 (10)-10   --  Employment Agreement, dated as of January 1, 1999, by and between The Bank and Johnny Wallis filed as Exhibit (10)-10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference herein.
 (10)-11   --  Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto.
 (10)-12   --  Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto.
      16   --  Letter from Dudley, Hopton-Jones, Sims & Freeman, PLLP, filed as Exhibit 16 to the Corporation's Registration
               Statement on Form S-1 (Registration No. 333-67011), is
               hereby incorporated by reference.
      21   --  Subsidiaries of the Corporation.
  (23)-1   --  Consent of Ernst & Young LLP.
  (23)-2   --  Consent of Saltmarsh Cleaveland & Gund.
  (23)-3   --  Consent of Williams, Cox, Weidner & Cox.
  (23)-4   --  Consent of Williams, Cox, Weidner & Cox.
      24   --  Powers of Attorney. See the signature page to this Annual
               Report on Form 10-K.
  (27)-1   --  Financial Data Schedule (for SEC use only).
  (27)-2   --  Restated Financial Data Schedule.
  (27)-3   --  Restated Financial Data Schedule.