Form 10-Q
period 2000-03-31
BANC CORP
filed 2000-05-12
CIK 1065298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File number 0-25033


                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                           63-1201350
      ----------------------------      --------------------------------
     (State or Other Jurisdiction        (IRS Employer Identification No.)
          of Incorporation)

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

         Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of March 31, 2000
--------------------------------            ------------------------------------
  Common stock, $.001 par value                         14,385,021

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.


                     THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2000            1999
                                                                               -----------      -----------
                                                                               (UNAUDITED)        (NOTE 1)
ASSETS
Cash and due from banks.......................................................  $  33,557       $  31,825
Interest bearing deposits in other banks......................................      2,486           1,862
Federal funds sold............................................................      3,155           5,843
Short-term commercial paper...................................................         --          14,484
Investment securities available for sale......................................     65,050          65,439
Investment securities held-to-maturity........................................      5,445           5,477
Mortgage loans held for sale..................................................      1,464           2,127
Loans, net of unearned income.................................................    666,476         632,777
Less: Allowance for loan losses...............................................     (8,734)         (8,065)
        Net loans.............................................................    657,742         624,712
Premises and equipment, net...................................................     39,560          37,734
Accrued interest receivable...................................................      6,990           6,286
Stock in FHLB and Federal Reserve Bank........................................      4,961           3,461
Other assets..................................................................     27,952          28,177
                                                                                ---------       ---------
        TOTAL ASSETS..........................................................  $ 848,362       $ 827,427
                                                                                =========       =========

Liabilities and Stockholders' Equity
Deposits
   Noninterest-bearing........................................................  $  94,496       $  83,733
   Interest-bearing...........................................................    587,321         598,784
                                                                                ---------       ---------
       TOTAL DEPOSITS.........................................................    681,817         682,517

Advances from FHLB............................................................     77,840          62,500
Other borrowed funds..........................................................      5,333             295
Note payable..................................................................      8,934           7,104
Accrued expenses and other liabilities........................................      4,739           6,163
                                                                                ---------       ---------
        TOTAL LIABILITIES.....................................................    778,663         758,579

Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued -0-........................................................         --              --
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      14,385,021 shares issued and outstanding................................         14              14
   Surplus....................................................................     47,756          47,756
   Retained Earnings..........................................................     24,184          23,283
   Accumulated other comprehensive loss.......................................     (2,255)         (2,205)
                                                                                ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY............................................     69,699          68,848
                                                                                ---------       ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................  $ 848,362       $ 827,427
                                                                                =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                -------------------------
                                                                                   2000            1999
                                                                                ---------       ---------
INTEREST INCOME
Interest and fees on loans..................................................... $  15,201       $  10,385
Interest on investment securities
  Taxable......................................................................       954           1,006
  Exempt from Federal income tax...............................................       191             250
Interest on federal funds sold.................................................       202             219
Interest and dividends on other investments....................................       101              55
                                                                                ---------       ---------
   Total interest income.......................................................    16,649          11,915

INTEREST EXPENSE
Interest on deposits...........................................................     7,256           5,324
Interest on advance from FHLB and other borrowed funds.........................     1,028             285
                                                                                ---------       ---------
  Total interest expense.......................................................     8,284           5,609
                                                                                ---------       ---------
        NET INTEREST INCOME....................................................     8,365           6,306

Provision for loan losses......................................................       888             244
                                                                                ---------       ---------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......................     7,477           6,062

Noninterest income.............................................................     1,647           1,433
Loss on sale of securities.....................................................        --             (20)
                                                                                ---------       ---------
    TOTAL NONINTEREST INCOME...................................................     1,647           1,413
                                                                                ---------       ---------
NONINTEREST EXPENSES
Salaries and employee benefits.................................................     3,796           3,223
Occupancy, furniture and equipment expense.....................................     1,440           1,184
Merger related expenses........................................................        --              69
Other operating expenses.......................................................     2,615           2,019
                                                                                ---------       ---------
    TOTAL NONINTEREST EXPENSES.................................................     7,851           6,495
                                                                                ---------       ---------
        Income before income taxes.............................................     1,273             980

INCOME TAX EXPENSE.............................................................       371             168
                                                                                ---------       ---------
        NET INCOME............................................................. $     902       $     812
                                                                                =========       =========
BASIC AND DILUTED NET INCOME PER SHARE......................................... $    0.06       $    0.06
                                                                                =========       =========
AVERAGE COMMON SHARES OUTSTANDING..............................................    14,385          14,253
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION...........................    14,388          14,301

See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                          -------------------------------
                                                                                            2000                   1999
                                                                                          --------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................              $  2,033               $    566
                                                                                          --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits in other banks ................                  (624)                  (527)
   Net decrease in federal funds sold ......................................                 2,688                 12,854
   Net decrease in short-term investments ..................................                14,499                     --
   Proceeds from sales of securities available for sale ....................                    --                 10,393
   Proceeds from maturities of investment securities available for sale ....                 1,523                 11,248
   Purchases of investment securities available for sale ...................                (1,483)                (6,013)
   Proceeds from maturities of investment securities held to maturity ......                    30                    121
   Net increase in loans ...................................................               (33,679)               (38,589)
   Purchases of premises and equipment .....................................                (3,263)                (2,290)
   Other investing activities ..............................................                (1,500)                   (26)
                                                                                          --------               --------

          Net cash used by investing activities ............................               (21,809)               (12,829)
                                                                                          --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposit accounts .............................                  (700)                12,714
   Net increase (decrease) in FHLB advance and other borrowings ............                20,378                 (1,283)
   Proceeds from note payable ..............................................                 1,830                     --
   Proceeds from issuance of common stock ..................................                    --                  1,941
                                                                                          --------               --------

          Net cash provided by financing activities ........................                21,508                 13,372
                                                                                          --------               --------

Net increase in cash and due from banks ....................................                 1,732                  1,109

Cash and due from banks at beginning of period .............................                31,825                 31,307
                                                                                          --------               --------

CASH AND DUE FROM BANKS AT END OF PERIOD ...................................              $ 33,557               $ 32,416
                                                                                          ========               ========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 1999. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The statement of financial condition at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Prior period financial information has been restated for business combinations with C&L Banking Corporation ("C&L") and C&L Bank of Blountstown
("Blountstown"), which were consummated in the second quarter of 1999. These business combinations were accounted for as poolings of interests. Additionally, Blountstown was immediately merged into C&L's subsidiary C&L Bank of Bristol.

NOTE 2 - BUSINESS COMBINATIONS
On June 30, 1999, the Corporation issued 1,289,454 shares of common stock in exchange for all of the outstanding common stock of C&L, headquartered in Bristol, Florida. This transaction, accounted for as a pooling of interests, added approximately $49 million in assets.

On June 30, 1999, the Corporation issued 838,902 shares of common stock in exchange for all of the outstanding common stock of Blountstown, headquartered in Blountstown, Florida. This transaction, accounted for as a pooling of interests, added approximately $56 million in assets.

As explained in Note 1, the Corporation restated prior period financial information for the C&L and Blountstown transactions, which were closed in the second quarter of 1999.

The following table presents financial information as reported by the Corporation, C&L, Blountstown and on a combined basis for the three months ended March 31, 1999.


Net interest income:
         Corporation                                     $       5,265
         C&L                                                       556
         Blountstown                                               485
                                                          ------------

         Combined                                        $       6,306
                                                          ============

Net income:
         Corporation                                     $         504
         C&L                                                       181
         Blountstown                                               127
                                                          ------------

         Combined                                        $         812
                                                         =============

Net income per equivalent share of Corporation:
         Corporation                                     $        .04
         C&L                                                      .14
         Blountstown                                              .15
         Combined                                                 .06

On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. BankersTrust was a one-bank holding company operating in north Alabama. The total cost of the acquisition was $1,624,000, which exceeded the fair value of the net assets of BankersTrust by $5,125,000. The excess is being amortized on a straight-line basis over 15 years. The Corporation's condensed consolidated financial statements include the results of operations of BankersTrust only from July 13, 1999, its date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if BankersTrust had been acquired on January 1, 1999. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the period presented, or of results that may occur in the future.

                                                             For the Three Months
                                                                    Ended
                                                                March 31, 1999
                                                             --------------------
         Interest income                                             $12,651
         Interest expense                                              6,040
                                                                     -------
                  Net interest income                                  6,611
         Provision for loan losses                                       551
         Noninterest income                                            1,532
         Noninterest expense                                           7,034
                                                                     -------
                  Income before income taxes                             558
         Income tax expense                                              137
                                                                     -------
         Net income                                                  $   421
                                                                     =======

         Basic and diluted net income per share                      $  0.03
                                                                     =======

NOTE 3 - SEGMENT REPORTING
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle region of Florida. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 1999. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

                                         Alabama         Florida
                                         Region          Region        Combined
                                        ----------      --------      ----------
Three months ended March 31, 2000
      Net interest income               $   5,651       $  2,714      $  8,365
      Provision for loan losses               604            284           888
      Noninterest income                    1,302            345         1,647
      Noninterest expense                   6,238          1,613         7,851
      Income tax (benefit) expense            (35)           406           371
         Net income                           146            756           902
      Total assets                        592,974        255,388       848,362

Three months ended March 31, 1999
      Net interest income               $   4,610       $  1,696      $  6,306
      Provision for loan losses               122            122           244
      Noninterest income                      647            766         1,413
      Noninterest expense                   4,838          1,657         6,495
      Income tax (benefit) expense            (65)           233           168
         Net income                           362            450           812
      Total assets                        444,589        197,427       642,016

NOTE 4 - NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                       Three Months Ended
                                                                            March 31
                                                                     ---------------------
                                                                        2000        1999
                                                                     ---------   ---------
         Numerator:
              For basic and diluted, net income                      $     902   $     812
                                                                     =========   =========

         Denominator:
              For basic, weighted average common shares
                   outstanding                                          14,385      14,253
              Effect of dilutive stock options                               3          48
                                                                     ---------   ---------

              Average diluted common shares outstanding                 14,388      14,301
                                                                     =========   =========

         Basic and diluted net income per share                      $     .06   $     .06
                                                                     =========   =========


NOTE 5 - COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) was $852,000 and $(508,000) for the three-month periods ended March 31, 2000 and 1999, respectively. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

NOTE 6 - INCOME TAXES
The primary difference between the effective tax rate and the federal statutory rate in 2000 and 1999 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

NOTE 7 - STOCKHOLDERS' EQUITY
During 1999, the Corporation received approximately $2,170,000 in proceeds, before associated costs of $229,000, from the issuance of common stock, of which, $636,000 was received from 134,000 shares issued upon the exercise of stock options. The remaining proceeds were received from the sale of 150,000 shares of common stock issued to satisfy the exercise of the underwriter's overallotment option in connection with the Corporation's underwritten public offering, which closed on January 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
Total assets of the Corporation were $848.4 million at March 31, 2000, an increase of $20.9 million from December 31, 1999. At March 31, 2000, total stockholders' equity was $69.7 million, an increase of $851,000 from December 31, 1999. The increase in total assets was due to the growth of the loan portfolio, which was funded by the maturity of short-term commercial paper and an increase in borrowings from the Federal Home Loan Bank ("FHLB") and federal funds purchased. The increase in stockholders' equity resulted from earnings for the quarter.

Short-term liquid assets (cash and due from banks, interest-bearing deposits due, short-term commercial paper and federal funds sold) and investment securities decreased $15.2 million to $109.7 million at March 31, 2000, from $124.9 million at December 31, 1999. On March 31, 2000, these assets comprised 12.9% of total assets compared with 15.1% at December 31, 1999.

Loans, net of unearned income, totaled $666.5 million at March 31, 2000, an increase of $33.7 million from $632.8 million at December 31, 1999. Loans, net of unearned income, comprised 78.6% of total assets at March 31, 2000, as compared with 76.5% at December 31, 1999.

Deposits totaled $681.8 million at March 31, 2000, a decrease of $700,000 from $682.5 million at December 31, 1999. The decrease is primarily in interest bearing deposits which decreased $11.5 million, while noninterest-bearing demand deposits increased $10.8 million.

Advances from the Federal Home Loan Bank ("FHLB") and other borrowed funds, which consist primarily of federal funds purchased, increased $15.3 million and $5.0 million, respectively, to $77.8 million and $5.3 million at March 31, 2000, from December 31, 1999. These increases in borrowings were used to fund the growth in the loan portfolio.

Results of Operations
Net income was $902,000 for the three-month period ended March 31, 2000, compared with $812,000, for the same period in 1999. The increase in net income was primarily due to an increase in net interest income offset by an increase in the provision for loan losses and noninterest expenses.

Net interest income increased $2.1 million, or 32.7%, to $8.4 million for the three-month period ended March 31, 2000 compared to $6.3 million for the first three months of 1999, primarily due to a higher level of loans funded by the maturity of short-term commercial paper, increases in borrowings from the FHLB and federal funds purchased.

Noninterest income increased $234,000, or 16.6%, to $1.6 million for the three-month period ended March 31, 2000 compared to $1.4 million for the first three months of 1999, primarily due to enhanced service charge income resulting from an increase in the volume of deposits, and an increase in earnings related to the cash surrender value of single premium life insurance policies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Results of Operations - Continued
Noninterest expense increased $1.4 million, or 20.9%, to $7.9 million for the three-month period ended March 31, 2000 compared to $6.5 million for the first three months of 1999. Salaries and benefits increased $573,000, or 17.8%, to $3.8 million from $3.2 million for the first three months of 1999. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches, and the addition of personnel in the administrative and operations area.

All other noninterest expenses increased $783,000, or 23.9%, to $4.1 million, for the three-month period ended March 31, 2000 compared to $3.3 million for the first three months of 1999. This increase in other expenses included a $256,000 increase in occupancy, furniture and equipment expenses, a $142,000 increase in goodwill amortization and $167,000 in foreclosure losses. Occupancy expenses increased during 2000 as a result of increased depreciation and maintenance related to the John A. Hand Building and The Bank's operations center. The increase in goodwill amortization relates to purchase acquisitions closed in the third and fourth quarters of 1999. The foreclosure losses represent writedowns, or losses incurred on sales, of properties acquired in foreclosure from a single commercial account.

Income tax expense was $371,000 for the three-month period ended March 31, 2000, compared to $168,000 for the same period in 1999. The primary difference in the effective rate and the federal statutory rate (34%) is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

Provision for Loan Losses
The provision for loan losses was $888,000 for the three-month period ended March 31, 2000 compared to $244,000 for the same period in 1999. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The allowance for loan losses at March 31, 2000, totaled $8.7 million, or 1.31% of total loans, compared to $8.1 million, or 1.27% of total loans at December 31, 1999. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

The Corporation manages and controls risk in the loan portfolio through adherence to credit standards established by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedure, sets limits on credit concentration and enforces regulatory requirements.

Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the Board of Directors on a regular basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Provision for Allowance for Loan Losses - continued
A risk rating system is employed whereby each loan is assigned a rating which corresponds to the perceived credit risk. Risk ratings are subject to independent review by the Corporation's Loan Review Department, which also performs ongoing, independent review of the risk management process that includes underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets.

The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors as well as to the Corporation's independent auditors.


Liquidity
The Corporation's principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, the Corporation has access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit, and from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. The management of the Corporation places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation's belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed acquisitions; one-time costs associated with the recently-completed acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued

Forward-Looking Statements - continued
the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
         Exhibit 10 -  Employment Agreement, dated as of January 1, 2000, by and between The Banc Corporation and David R. Carter.
         Exhibit 27 -  Financial Data Schedule (SEC use only).

(b) Reports on Form 8-K:
         None.


SIGNATURES

         Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          The Banc Corporation
                             (Registrant)

Date:   May 12, 2000       By:   /s/ James A. Taylor, Jr.
                                ---------------------------------------------
                                James A. Taylor, Jr.
                                Executive Vice President, General Counsel and
                                  Secretary

Date:   May 12, 2000       By:   /s/  David R. Carter
                                ---------------------------------------------
                                David R. Carter
                                Executive Vice President and Chief Financial
                                  Officer (Principal Accounting Officer)