Form 10-Q
period 2000-06-30
BANC CORP
filed 2000-08-11
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 0-25033

                              THE BANC CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      63-1201350
       (State or Other Jurisdiction of               (IRS Employer Identification No.)
               Incorporation)

                17 NORTH 20TH STREET, BIRMINGHAM, ALABAMA 35203
                    (Address of Principal Executive Offices)

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

       Yes [X]               No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS               OUTSTANDING AS OF JUNE 30, 2000
             -----               -------------------------------
 Common stock, $.001 par value              14,385,021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE BANC CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)        (NOTE 1)
                                                                   (DOLLARS IN THOUSANDS)
                                            ASSETS
Cash and due from banks.....................................    $ 30,759          $ 31,825
Interest bearing deposits in other banks....................       1,791             1,862
Federal funds sold..........................................       5,308             5,843
Short-term commercial paper.................................          --            14,484
Investment securities available for sale....................      74,174            65,439
Investment securities held-to-maturity......................       4,944             5,477
Mortgage loans held for sale................................       4,165             2,127
Loans, net of unearned income...............................     713,912           632,777
Less: Allowance for loan losses.............................      (8,918)           (8,065)
                                                                --------          --------
          Net loans.........................................     704,994           624,712
                                                                --------          --------
Premises and equipment, net.................................      42,369            37,734
Accrued interest receivable.................................       7,501             6,286
Stock in FHLB and Federal Reserve Bank......................       5,361             3,461
Other assets................................................      26,739            28,177
                                                                --------          --------
          Total assets......................................    $908,105          $827,427
                                                                ========          ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing.......................................    $101,139          $ 83,733
  Interest-bearing..........................................     641,791           598,784
                                                                --------          --------
          Total deposits....................................     742,930           682,517
Advances from FHLB..........................................      77,840            62,500
Other borrowed funds........................................         590               295
Note payable................................................       9,684             7,104
Accrued expenses and other liabilities......................       6,024             6,163
                                                                --------          --------
          Total liabilities.................................     837,068           758,579
Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized
     5,000,000 shares; shares issued -0-....................          --                --
  Common stock, par value $.001 per share; authorized
     25,000,000 shares; 14,385,021 shares issued and
     outstanding............................................          14                14
  Surplus...................................................      47,756            47,756
  Retained Earnings.........................................      25,379            23,283
  Accumulated other comprehensive loss......................      (2,112)           (2,205)
                                                                --------          --------
          Total stockholders' equity........................      71,037            68,848
                                                                --------          --------
          Total liabilities and stockholders' equity........    $908,105          $827,427
                                                                ========          ========

           See notes to condensed consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2000       1999      2000      1999
                                                            --------   --------   -------   -------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
Interest income:
  Interest and fees on loans..............................  $16,446    $11,360    $31,647   $21,745
  Interest on investment securities
     Taxable..............................................      948        945      1,902     1,951
     Exempt from Federal income tax.......................      184        237        375       487
  Interest on federal funds sold..........................      170        168        372       387
  Interest and dividends on other investments.............      169        141        270       196
                                                            -------    -------    -------   -------
          Total interest income...........................   17,917     12,851     34,566    24,766
Interest expense:
  Interest on deposits....................................    8,035      5,427     15,291    10,751
  Interest on advances from FHLB and other borrowed
     funds................................................    1,185        651      2,213       936
                                                            -------    -------    -------   -------
          Total interest expense..........................    9,220      6,078     17,504    11,687
                                                            -------    -------    -------   -------
Net interest income.......................................    8,697      6,773     17,062    13,079
Provision for loan losses.................................      709        298      1,597       542
                                                            -------    -------    -------   -------
          Net interest income after provision for loan
            losses........................................    7,988      6,475     15,465    12,537
Noninterest income........................................    1,877      1,241      3,524     2,674
Gain on sale of securities................................       --         79         --        59
                                                            -------    -------    -------   -------
          Total noninterest income........................    1,877      1,320      3,524     2,733
Noninterest expenses:
  Salaries and employee benefits..........................    4,031      3,160      7,827     6,383
  Occupancy, furniture and equipment expense..............    1,451      1,224      2,891     2,408
  Merger related expenses.................................       --        622         --       691
  Other operating expenses................................    2,793      1,973      5,408     3,992
                                                            -------    -------    -------   -------
          Total noninterest expenses......................    8,275      6,979     16,126    13,474
                                                            -------    -------    -------   -------
  Income before income taxes..............................    1,590        816      2,863     1,796
  Income tax expense......................................      396        237        767       405
                                                            -------    -------    -------   -------
          Net income......................................  $ 1,194    $   579    $ 2,096   $ 1,391
                                                            =======    =======    =======   =======
Basic and diluted net income per share....................  $  0.08    $  0.04    $  0.14   $  0.10
Average common shares outstanding.........................   14,385     14,315     14,385    14,284
Average common shares outstanding, assuming dilution......   14,386     14,353     14,387    14,327

           See notes to condensed consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   $  3,201     $  2,972
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest bearing deposits in
     other banks............................................         71       (1,291)
  Net decrease in federal funds sold........................        535       17,248
  Net decrease in short-term investments....................     14,499           --
  Proceeds from sales of securities available for sale......         --       12,309
  Proceeds from maturities of investment securities
     available for sale.....................................      4,062       15,838
  Purchases of investment securities available for sale.....    (12,692)     (10,471)
  Proceeds from maturities of investment securities held to
     maturity...............................................        532        1,084
  Net increase in loans.....................................    (81,316)     (83,266)
  Proceeds from sales of subsidiary's net assets............         --        3,392
  Purchases of premises and equipment.......................     (6,686)      (3,885)
  Other investing activities................................     (1,900)      (4,475)
                                                               --------     --------
          Net cash used by investing activities.............    (82,895)     (53,517)
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts..........................     60,413       23,496
  Net increase in FHLB advance and other borrowings.........     15,635       26,109
  Proceeds from note payable................................      2,580        1,004
  Proceeds from issuance of common stock....................         --        2,170
                                                               --------     --------
          Net cash provided by financing activities.........     78,628       52,779
                                                               --------     --------
Net (decrease) increase in cash and due from banks..........     (1,066)       2,234
Cash and due from banks at beginning of period..............     31,825       31,307
                                                               --------     --------
CASH AND DUE FROM BANKS AT END OF PERIOD....................   $ 30,759     $ 33,541
                                                               ========     ========

           See notes to condensed consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 1999. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The statement of financial condition at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Prior period financial information has been restated for business combinations with C&L Banking Corporation ("C&L") and C&L Bank of Blountstown ("Blountstown"), which were consummated in the second quarter of 1999. These business combinations were accounted for as poolings of interests. Additionally, Blountstown was immediately merged into C&L's subsidiary, C&L Bank of Bristol.

NOTE 2.  BUSINESS COMBINATIONS

     On June 30, 1999, the Corporation issued 1,289,454 shares of common stock in exchange for all of the outstanding common stock of C&L, headquartered in Bristol, Florida. This transaction, accounted for as a pooling of interests, added approximately $49 million in assets.

     On June 30, 1999, the Corporation issued 838,902 shares of common stock in exchange for all of the outstanding common stock of Blountstown, headquartered in Blountstown, Florida. This transaction, accounted for as a pooling of interests, added approximately $56 million in assets. As explained above, the Corporation has restated prior period financial information for the C&L and Blountstown transactions.

     The following table presents financial information as reported by the Corporation, C&L and Blountstown and on a combined basis for the three and six months ended June 30, 1999.

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 1999       JUNE 30, 1999
                                                      ------------------   ----------------
Net interest income:
  Corporation.......................................        $5,663             $10,928
  C&L...............................................           606               1,162
  Blountstown.......................................           504                 989
                                                            ------             -------
  Combined..........................................        $6,773             $13,079
                                                            ======             =======
Net income:
  Corporation.......................................        $  402             $   906
  C&L...............................................           138                 319
  Blountstown.......................................            39                 166
                                                            ------             -------
  Combined..........................................        $  579             $ 1,391
                                                            ======             =======

                     THE BANC CORPORATION AND SUBSIDIARIES

NOTE 2.  BUSINESS COMBINATIONS (CONTINUED)

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 1999       JUNE 30, 1999
                                                      ------------------   ----------------
Net income per equivalent share of Corporation:
  Corporation.......................................        $  .03             $   .07
  C&L...............................................           .11                 .25
  Blountstown.......................................           .05                 .20
  Combined..........................................           .04                 .10

     On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. BankersTrust was a one-bank holding company operating in north Alabama. The total cost of the acquisition was $1,624,000, which exceeded the fair value of the net assets of BankersTrust by $5,125,000. The excess is being amortized on a straight-line basis over 15 years. The Corporation's condensed consolidated financial statements include the results of operations of BankersTrust only for the six months ended June 30, 2000. The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if BankersTrust had been acquired on January 1, 1999. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the period presented, or results of operations that may occur in the future.

                                                                  FOR THE
                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1999
                                                              ----------------
Interest income.............................................      $26,326
Interest expense............................................       12,586
                                                                  -------
          Net interest income...............................       13,740
Provision for loan losses...................................        3,539
Noninterest income..........................................        2,918
Noninterest expense.........................................       15,468
                                                                  -------
          Loss before income taxes..........................       (2,349)
Income tax expense..........................................          326
                                                                  -------
Net loss....................................................      $(2,675)
                                                                  =======
Basic and diluted net loss per share........................      $ (0.19)
                                                                  =======

NOTE 3.  SEGMENT REPORTING

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

     The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 1999. All costs have been allocated to the reportable segments; therefore, combined amounts agree with the consolidated totals.

                     THE BANC CORPORATION AND SUBSIDIARIES

NOTE 3.  SEGMENT REPORTING (CONTINUED)

                                                                ALABAMA       FLORIDA
                                                                 REGION        REGION    COMBINED
                                                             --------------   --------   --------
Three months ended June 30, 2000
  Net interest income......................................     $  5,612      $  3,085   $  8,697
  Provision for loan losses................................          450           259        709
  Noninterest income.......................................        1,424           453      1,877
  Noninterest expense......................................        6,296         1,979      8,275
  Income tax (benefit) expense.............................         (103)          499        396
                                                                --------      --------   --------
     Net income............................................     $    393      $    801   $  1,194
                                                                ========      ========   ========
          Total assets.....................................     $647,202      $260,903   $908,105
                                                                ========      ========   ========
Three months ended June 30, 1999
  Net interest income......................................     $  4,537      $  2,236   $  6,773
  Provision for loan losses................................          185           113        298
  Noninterest income.......................................          925           395      1,320
  Noninterest expense......................................        5,068         1,911      6,979
  Income tax (benefit) expense.............................          (10)          247        237
                                                                --------      --------   --------
     Net income............................................     $    219      $    360   $    579
                                                                ========      ========   ========
          Total assets.....................................     $470,607      $210,738   $681,345
                                                                ========      ========   ========
Six months ended June 30, 2000
  Net interest income......................................     $ 11,263      $  5,799   $ 17,062
  Provision for loan losses................................        1,054           543      1,597
  Noninterest income.......................................        2,726           798      3,524
  Noninterest expense......................................       12,534         3,592     16,126
  Income tax (benefit) expense.............................         (138)          905        767
                                                                --------      --------   --------
     Net income............................................     $    539      $  1,557   $  2,096
                                                                ========      ========   ========
Six months ended June 30, 1999
  Net interest income......................................     $  8,813      $  4,266   $ 13,079
  Provision for loan losses................................          307           235        542
  Noninterest income.......................................        1,906           827      2,733
  Noninterest expense......................................        9,906         3,568     13,474
  Income tax (benefit) expense.............................          (75)          480        405
                                                                --------      --------   --------
     Net income............................................     $    581      $    810   $  1,391
                                                                ========      ========   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

NOTE 4.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2000       1999      2000      1999
                                                            --------   --------   -------   -------
Numerator:
  For basic and diluted, net income.......................  $ 1,194    $   579    $ 2,096   $ 1,391
                                                            =======    =======    =======   =======
Denominator:
  For basic, weighted average common shares outstanding...   14,385     14,315     14,385    14,284
  Effect of dilutive stock options........................        1         38          2        43
                                                            -------    -------    -------   -------
  Average diluted common shares outstanding...............   14,386     14,353     14,387    14,327
                                                            =======    =======    =======   =======
Basic and diluted net income per share....................  $   .08    $   .04    $   .14   $   .10
                                                            =======    =======    =======   =======

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $1,337,000 and $2,189,000 for the three and six-month periods ended June 30, 2000 and $(532,000) and $ 18,000 for the three and six-month periods ended June 30, 1999. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale security portfolio arising during the period.

NOTE 6.  INCOME TAXES

     The primary difference between the effective tax rate and the federal statutory rate in 2000 and 1999 is the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

NOTE 7.  STOCKHOLDERS' EQUITY

     During 1999, the Corporation received approximately $2,170,000 in proceeds, before costs, from the issuance of common stock, of which, $636,000 was received from 134,000 shares issued upon the exercise of stock options. The remaining proceeds were received from the sale of 150,000 shares of common stock issued to satisfy the exercise of the underwriter's overallotment option in connection with the Corporation's underwritten public offering, which closed on January 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Banc Corporation is a financial holding company incorporated under the laws of Delaware and headquartered in Birmingham, Alabama. Through its banking subsidiary The Bank, the Corporation offers a broad range of services in 29 locations throughout Alabama and the Florida panhandle.

FINANCIAL CONDITION

     The Corporation had total assets of $908.1 million at June 30, 2000, an increase of $80.7 million, or 9.8% from $827.4 million at December 31, 1999. The increase in total assets was primarily due to the growth of the loan portfolio, which was funded by an increase in deposits and borrowings from the Federal Home Loan Bank ("FHLB"). The Corporation believes that FHLB borrowings are a reliable and relatively inexpensive source of funding when compared to market deposit rates in the Birmingham, Alabama market.

     Short-term liquid assets (cash and due from banks, interest-bearing deposits due, short-term commercial paper and federal funds sold) decreased $16.2 million, or 29.9% to $37.9 million at June 30, 2000 from $54.0 million at December 31, 1999. This decrease resulted primarily from the maturity of $14.5 million in short-term commercial paper. At June 30, 2000, these assets comprised 4.2% of total assets compared with 6.5% at December 31, 1999.

     Total investment securities increased $8.2 million, or 11.6% to $79.1 million at June 30, 2000 from $70.9 million at December 31, 1999. Mortgage-backed securities, which comprised 50.8% of the total investment portfolio at June 30, 2000, decreased $1.9 million or 4.5% to $40.2 million from $42.1 million at December 31, 1999. Investments in U.S. Treasury and agency securities, which comprised 20.9% of the total investment portfolio at June 30, 2000 increased $11.4 million, or 103.6% to $22.4 million from $11.0 million at December 31, 1999. The total investment portfolio at June 30, 2000 comprised 9.8% of all interest-earning assets compared to 8.6% at December 31, 1999 and produced an average yield of 6.2% and 5.9% for the six months ended June 30, 2000 and 1999, respectively.

     Loans, net of unearned income, totaled $713.9 million at June 30, 2000, an increase of 12.8%, or $81.1 million from $632.8 million at December 31, 1999 with loans averaging $669.5 million for the six months ended June 30, 2000. Of the $81.1 million increase in loans, 71.4%, or $57.9 million was produced by branches located in the Alabama region, the other 28.6%, or $23.2 million was produced by branches in the northern panhandle and gulf coast of Florida. Loans, net of unearned income, comprised 88.2% of interest-earning assets at June 30, 2000, compared to 86.5% at December 31, 1999, and produced an average yield of 9.5% and 9.3% for the six months ended June 30, 2000 and 1999, respectively.

     Noninterest bearing deposits totaled $101.1 million at June 30, 2000, an increase of 20.8%, or $17.4 million from $83.7 million at December 31, 1999. Of the $17.4 million increase in noninterest bearing deposits, 53.7%, or $9.3 million was acquired in branches located in the Alabama region, the other 46.3%, or $8.1 million was acquired in branches in the northern panhandle and gulf coast of Florida. Noninterest bearing deposits comprised 13.6% of total deposits at June 30, 2000, compared to 12.3% at December 31, 1999.

     Interest bearing deposits totaled $641.8 million at June 30, 2000, an increase of 7.2%, or $43.0 million from $598.8 million at December 31, 1999, with interest bearing deposits averaging $610.5 million for the six months ended June 30, 2000. The $43.0 million increase in interest bearing deposits was primarily in branches located in the Alabama region and includes brokered deposits of $38.9 million. These brokered deposits carry an average rate of 6.8% and mature as follows: fourth quarter 2000, $5.0 million; second quarter 2001, $13.6 million; fourth quarter 2001 $14.9 million; and second quarter 2002, $5.3 million. Interest bearing deposits comprised 86.4% of total deposits at June 30, 2000, compared to 87.7% at December 31, 1999 and carried an average rate of 5.0% and 4.7% for the six months ended June 30, 2000 and 1999, respectively.

     Advances from the Federal Home Loan Bank ("FHLB") increased $15.3 million to $77.8 million at June 30, 2000 from $62.5 million at December 31, 1999, and the note payable to a regional bank increased $2.6 million to $9.7 million at June 30, 2000 from $7.1 million at December 31, 1999. These increases in borrowings were used primarily to fund growth in the loan portfolio. Total borrowings averaged $76.7 million for the six months ended June 30, 2000 and carried an average rate of 5.8% compared to 5.3% for the six months ended June 30, 1999.

     At June 30, 2000, total stockholders' equity was $71.0 million, an increase of $2.2 million from December 31, 1999. The increase in stockholders' equity resulted primarily from earnings for the first six months of 2000.

RESULTS OF OPERATIONS

     Net income increased $615,000, or 106.2% to $1.2 million for the three months ended June 30, 2000 compared to $579,000 over the same period in 1999. Net income also increased 705,000, or 50.7% to $2.1 million for the six months ended June 30, 2000 compared to $1.4 million for the six months ended June 30, 1999. The increase in net income was primarily due to increases in net interest income and other noninterest income offset by increases in the provision for loan losses and noninterest expenses. The return on average assets was 0.55% and 0.49%, respectively for the three and six-month periods ended June 30, 2000 compared to 0.35 % and 0.41%, respectively, for the three and six-month periods ended June 30, 1999.

     Net interest income increased $1.9 million, or 28.4% to $8.7 million for the three months ended June 30, 2000 compared to $6.8 million for the three months ended June 30, 1999. Net interest income increased $4.0 million, or 30.5% to $17.1 million for the six months ended June 30, 2000 compared to $13.1 million for the six months ended June 30, 1999. The increase in net interest income was primarily due to the increased volume of and yield on loans which were funded by the maturity of short-term commercial paper and increases in deposits and borrowings from the FHLB. Total interest earning assets and interest bearing liabilities averaged $765.0 million and $687.2 million, respectively, for the six-month period ended June 30, 2000 compared to $578.8 million and $499.6 million, respectively for the six-month period ended June 30, 1999. The combination of interest earning assets and liabilities has produced a net interest spread of 3.97% for the first six months of 2000 as compared to 3.91% during the same period in 1999. The net interest margin decreased to 4.49% for the first six months of 2000 from 4.55% for the first half of 1999.

     Noninterest income increased $557,000, or 42.2% to $1.9 million for the three months ended June 30, 2000 compared to $1.3 million for the second quarter of 1999. For the six month period ending June 30, 2000, noninterest income increased $791,000, or 28.9% to $3.5 million compared to $2.7 million for the six-month period ended June 30, 1999. These increases were primarily due to enhanced service charge income related to the increase in the volume of deposits and earnings related to the cash surrender value of single premium life insurance policies.

     Noninterest expense increased $1.3 million, or 18.6% to $8.3 million for the three months ended June 30, 2000 compared to $7.0 million for the same period in 1999. Noninterest expense increased $2.7 million, or 19.7% to $16.1 million for the first six months of 2000 compared to $13.5 million for the first six months of 1999. Salaries and benefits increased $871,000, or 27.6% to $4.0 million for the three months ended June 30, 2000 from $3.2 million for the same period in 1999. Salaries and benefits increased $1.4 million, or 22.6% to $7.8 million for the six months ended June 30, 2000 compared to $6.4 million for the corresponding 1999 period. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches and the addition of personnel in the administrative and operations area.

     All other noninterest expenses increased $425,000, or 11.1% to $4.2 million for the three months ended June 30, 2000 and $1.2 million, or 17.0% to $8.3 million for the six months ended June 30, 2000. This compared to $3.8 million and $7.1 million for the three and six-month periods ended June 30, 1999. This increase in other expenses for the six-month period includes a $483,000 increase in occupancy, furniture and equipment expenses, a $261,000 increase in goodwill amortization and $169,000 in foreclosure losses. Occupancy expenses increased during 2000 as a result of increased depreciation and maintenance related to the Corporation's headquarters and The Bank's operations center. The increase in goodwill amortization relates to purchase acquisitions closed in the third and fourth quarters of 1999. The foreclosure losses represent writedowns, or losses incurred on sales, of properties acquired in foreclosure from a single commercial account.

     Income tax expense was $396,000 and $767,000 for the three and six-month periods ended June 30, 2000, respectively, compared to $237,000 and $405,000 for the three and six-month periods ended June 30, 1999. The primary difference in the effective rate and the federal statutory rate (34%) is the recognition of a rehabilitation tax credit generated from the restoration of the Corporation's headquarters.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $709,000 and $1.6 million, for the three and six-month periods ended June 30, 2000, respectively, compared to $298,000 and $542,000 for the three and six-month periods ended June 30, 1999. The provision for loan losses represents the amount determined by senior management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The allowance for loan losses at June 30, 2000, totaled $8.9 million, or 1.25% of total loans, compared to $8.1 million, or 1.27% of total loans at December 31, 1999. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

     The Corporation has a risk management process to control risk in the loan portfolio through adherence to credit standards established by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedure, sets limits on credit concentration and enforces regulatory requirements.

     Loan portfolio concentration risk is reduced through concentration limits for both borrowers and types of collateral and through geographical diversification. Concentration risk is measured and reported to senior management and the Board of Directors on a regular basis.

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

LIQUIDITY

     The Corporation's principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of funds, the Corporation has access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit, and from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. The Corporation has a policy to constantly monitor liquidity needs to insure maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation's belief as well as certain assumptions made by management and information currently available with respect to the Corporation's ability to achieve the operating results it expects relating to completed acquisitions; anticipated cost savings and revenue enhancements; the ability to successfully assimilate acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; and market risk disclosures, as well as other information.

     The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, management can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Market Risk -- Interest Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 2000, the Annual Meeting of Stockholders of the Corporation was held at which shares of common stock represented at the Annual Meeting were voted in favor of the election of the directors listed below as follows:

     DIRECTOR                                                         FOR      WITHHELD
     --------                                                      ---------   ---------
1.   Peter N. Dichiara...........................................  9,833,464     813,585
2.   Steven C. Hays..............................................  9,677,156     969,893
3.   Larry R. House..............................................  9,646,594*  1,000,455
4.   Randall E. Jones............................................  9,677,356     969,693
5.   Richard M. Scrushy..........................................  9,649,144     997,905
6.   Jerry M. Smith..............................................  9,695,856     951,193
7.   Michael E. Stephens.........................................  9,668,519     978,530
8.   Marie Swift.................................................  9,834,381     812,668
9.   Johnny Wallis...............................................  9,677,006     970,043

---------------

* Each Director received at least this many votes for election.

     Shares of common stock represented at the Annual Meeting were voted in favor of the approval and ratification of the Second Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation as follows:

            FOR      AGAINST   ABSTAIN
            ---      -------   -------
         9,655,073   981,846   10,130

     In addition, shares of common stock represented at the Annual Meeting were voted in favor of the ratification of Ernst & Young LLP as independent auditors as follows:

            FOR      AGAINST   ABSTAIN
            ---      -------   -------
         9,972,726   673,123    1,200

ITEM 5.  OTHER INFORMATION

     On June 30, 2000, the Corporation filed a Registration Statement on Form S-1 with respect to certain trust preferred securities to be issued by a subsidiary of the Corporation.

     On July 14, 2000, Larry R. Matthews was appointed Chairman and Chief Executive Officer and Don J. Giardina was appointed as President and Chief Operating Officer of The Bank, the principal subsidiary of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     27 Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Banc Corporation
                                          (Registrant)

                                       By: /s/ JAMES A. TAYLOR, JR.
                           ----------------------------------------------------
                                           James A. Taylor, Jr.
Date: August 11, 2000    Executive Vice President, General Counsel and Secretary

                                         By: /s/ DAVID R. CARTER
                           ----------------------------------------------------
                                             David R. Carter
                           Executive Vice President and Chief Financial Officer
Date: August 11, 2000                 (Principal Accounting Officer)