Form 10-Q
period 2000-09-30
BANC CORP
filed 2000-11-14
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                   TO
                                       -----------------    -------------------
Commission File number 0-25033


                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                              63-1201350
---------------------------------------------   ---------------------------------
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

         Yes  [X]      No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding as of September 30, 2000
-----------------------------          ---------------------------------------

Common stock, $.001 par value                       14,385,021

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)



                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        2000               1999
                                                                                    -------------      ------------
                                                                                     (UNAUDITED)          (NOTE 1)
ASSETS
Cash and due from banks                                                             $  34,589           $  31,825
Interest bearing deposits in other banks                                                1,232               1,862
Federal funds sold                                                                         20               5,843
Short-term commercial paper                                                            10,974              14,484
Investment securities available for sale                                               73,092              65,439
Investment securities held-to-maturity                                                  4,931               5,477
Mortgage loans held for sale                                                            3,536               2,127
Loans, net of unearned income                                                         751,315             632,777
Less: Allowance for loan losses                                                        (8,879)             (8,065)
                                                                                    ---------           ---------
        Net loans                                                                     742,436             624,712
                                                                                    ---------           ---------
Premises and equipment, net                                                            43,095              37,734
Accrued interest receivable                                                             8,308               6,286
Stock in FHLB and Federal Reserve Bank                                                  5,361               3,461
Other assets                                                                           27,967              28,177
                                                                                    ---------           ---------

        TOTAL ASSETS                                                                $ 955,541           $ 827,427
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                              $  92,146           $  83,733
   Interest-bearing                                                                   691,554             598,784
                                                                                    ---------           ---------
       TOTAL DEPOSITS                                                                 783,700             682,517

Advances from FHLB                                                                     77,640              62,500
Other borrowed funds                                                                      138                 295
Note payable                                                                               --               7,104
Accrued expenses and other liabilities                                                  6,081               6,163
                                                                                    ---------           ---------
        TOTAL LIABILITIES                                                             867,559             758,579

Guaranteed preferred beneficial interest in the Corporation's
     subordinated debentures                                                           15,000                  --

Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued -0-                                                                     --                  --
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      14,385,021 shares issued and outstanding                                             14                  14
   Surplus                                                                             47,756              47,756
   Retained Earnings                                                                   26,745              23,283
   Accumulated other comprehensive loss                                                (1,533)             (2,205)
                                                                                    ---------           ---------
        TOTAL STOCKHOLDERS' EQUITY                                                     72,982              68,848
                                                                                    ---------           ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 955,541           $ 827,427
                                                                                    =========           =========


See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                               -----------------------       ----------------------
                                                                 2000           1999          2000           1999
                                                               --------        -------       -------       --------
INTEREST INCOME
Interest and fees on loans                                     $ 17,672        $12,918       $49,319       $34,663
Interest on investment securities
  Taxable                                                         1,259          1,105         3,161         3,056
  Exempt from Federal income tax                                    184            233           559           720
Interest on federal funds sold                                      255            181           627           568
Interest and dividends on other investments                         145            143           415           339
                                                               --------        -------       -------       -------

   Total interest income                                         19,515         14,580        54,081        39,346

INTEREST EXPENSE
Interest on deposits                                              9,512          6,227        24,803        16,978
Interest on advances from FHLB and other borrowed funds           1,323            703         3,536         1,639
                                                               --------        -------       -------       -------

  Total interest expense                                         10,835          6,930        28,339        18,617
                                                               --------        -------       -------       -------

        NET INTEREST INCOME                                       8,680          7,650        25,742        20,729

Provision for loan losses                                         1,869          1,445         3,466         1,987
                                                               --------        -------       -------       -------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          6,811          6,205        22,276        18,742

Noninterest income                                                2,160          1,746         5,687         4,420
Gain on sale of securities                                           76              6            73            65
                                                               --------        -------       -------       -------

    TOTAL NONINTEREST INCOME                                      2,236          1,752         5,760         4,485

NONINTEREST EXPENSES
Salaries and employee benefits                                    3,944          3,463        11,771         9,846
Occupancy, furniture and equipment expense                        1,486          1,271         4,377         3,679
Merger related expenses                                              --             52            --           743
Other operating expenses                                          2,287          2,064         7,695         6,056
                                                               --------        -------       -------       -------

    TOTAL NONINTEREST EXPENSES                                    7,717          6,850        23,843        20,324
                                                               --------        -------       -------       -------

        Income before income taxes                                1,330          1,107         4,193         2,903

INCOME TAX (BENEFIT) EXPENSE                                        (37)           352           730           757
                                                               --------        -------       -------       -------

        NET INCOME                                             $  1,367        $   755       $ 3,463       $ 2,146
                                                               ========        =======       =======       =======

BASIC AND DILUTED NET INCOME PER SHARE                         $   0.10        $  0.05       $  0.24       $  0.15
                                                               ========        =======       =======       =======

AVERAGE COMMON SHARES OUTSTANDING                                14,385         14,385        14,385        14,318
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION             14,391         14,399        14,388        14,351


See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               -----------------------------
                                                                                  2000                1999
                                                                               ----------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  5,290          $   7,004
                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease(increase) in interest bearing deposits in other banks                 630             (3,624)
   Net decrease in federal funds sold                                               5,823             24,808
   Net decrease in short-term investments                                           3,682                 --
   Proceeds from sales of securities available for sale                               135             15,401
   Proceeds from maturities of investment securities available for sale             9,061             17,740
   Purchases of investment securities available for sale                          (15,657)           (12,335)
   Proceeds from maturities of investment securities held to maturity                 544              1,124
   Net increase in loans                                                         (120,889)          (146,221)
   Net cash received in business combination                                           --                981
   Proceeds from sales of subsidiary's net assets                                      --              3,392
   Purchases of premises and equipment                                             (8,017)            (5,165)
   Other investing activities                                                      (1,900)            (9,075)
                                                                                ---------          ---------

          Net cash used by investing activities                                  (126,588)          (112,974)
                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                               101,183             64,757
   Net increase in FHLB advance and other borrowings                               14,983             30,739
   Net (decrease)increase in note payable                                          (7,104)             9,754
   Proceeds from trust preferred securities                                        15,000                 --
   Proceeds from issuance of common stock                                              --              2,170
                                                                                ---------          ---------

          Net cash provided by financing activities                               124,062            107,420
                                                                                ---------          ---------

Net increase in cash and due from banks                                             2,764              1,450

Cash and due from banks at beginning of period                                     31,825             31,307
                                                                                ---------          ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $  34,589          $  32,757
                                                                                =========          =========




See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 1999. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The following table presents financial information, contributed by the pooled companies during 1999 prior to the consummation of the mergers (in thousands):


                           Net Interest
                              Income            Net Income
                           ------------         ----------
C&L                           $1,162              $319
Blountstown                      989               166


On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. BankersTrust was a one-bank holding company operating in north Alabama. The total cost of the acquisition was $1,624,000, which exceeded the fair value of the net assets of BankersTrust by $5,125,000. The excess is being amortized on a straight-line basis over 15 years. The Corporation's condensed consolidated financial statements include the results of operations of BankersTrust only for the nine months ended September 30, 2000 and the period from its date of acquisition, July 13, 1999, to September 30, 1999. The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if BankersTrust had been acquired on January 1, 1999. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the period presented, nor does it necessarily reflect the results of operations that may occur in the future (in thousands, except per share data).

                                                              For the Nine Months
                                                                     Ended
                                                              September 30, 1999
                                                              -------------------
                    Interest income                               $ 40,906
                    Interest expense                                19,516
                                                                  --------
                             Net interest income                    21,390
                    Provision for loan losses                        4,984
                    Noninterest income                               4,670
                    Noninterest expense                             22,318
                                                                  --------
                             Loss before income taxes               (1,242)
                    Income tax expense                                 678
                                                                  --------
                    Net loss                                      $ (1,920)
                                                                  ========
                    Basic and diluted net loss per share          $  (0.13)
                                                                  ========

NOTE 3 - SEGMENT REPORTING

The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle of Florida. The Corporation's reportable segments are treated as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 1999. All costs have been allocated to the reportable segments; therefore, combined amounts agree with the consolidated totals.

                                                                         Alabama         Florida
                                                                          Region          Region         Combined
                                                                       -------------------------------------------
                                                                                       (In Thousands)
         Three months ended September 30, 2000
               Net interest income                                     $   5,470       $   3,210       $   8,680
               Provision for loan losses                                   1,181             688           1,869
               Noninterest income                                          1,862             374           2,236
               Noninterest expense                                         5,936           1,781           7,717
               Income tax (benefit) expense                                 (370)            333             (37)
                  Net income                                                 585             782           1,367
               Total assets                                              703,051         252,490         955,541

         Three months ended September 30, 1999
               Net interest income                                     $   5,151       $   2,499       $   7,650
               Provision for loan losses (reduction of allowance)          2,244            (799)          1,445
               Noninterest income                                          1,387             365           1,752
               Noninterest expense                                         5,160           1,690           6,850
               Income tax (benefit) expense                                 (465)            817             352
                  Net (loss) income                                         (401)          1,156             755
               Total assets                                              558,585         216,820         775,405

         Nine months ended September 30, 2000
               Net interest income                                     $  16,733       $   9,009       $  25,742
               Provision for loan losses                                   2,235           1,231           3,466
               Noninterest income                                          4,588           1,172           5,760
               Noninterest expense                                        18,470           5,373          23,843
               Income tax (benefit) expense                                 (508)          1,238             730
                  Net income                                               1,124           2,339           3,463


         Nine months ended September 30, 1999
               Net interest income                                     $  13,964       $   6,765       $  20,729
               Provision for loan losses (reduction of allowance)          2,551            (564)          1,987
               Noninterest income                                          3,293           1,192           4,485
               Noninterest expense                                        15,066           5,258          20,324
               Income tax (benefit) expense                                 (540)          1,297             757
                  Net income                                                 180           1,966           2,146

NOTE 4 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                        -------------------------------------------------
                                                          2000          1999          2000          1999
                                                        -------------------------------------------------
   Numerator:
        For basic and diluted, net income               $ 1,367       $   755       $ 3,463       $ 2,146
                                                        =================================================
   Denominator:
        For basic, weighted average common shares
             outstanding                                 14,385        14,385        14,385        14,318
        Effect of dilutive stock options                      6            14             3            33
                                                        -------------------------------------------------
        Average diluted common shares outstanding        14,391        14,399        14,388        14,351
                                                        =================================================
   Basic and diluted net income per share               $   .10       $   .05       $   .24       $   .15
                                                        =================================================


NOTE 5 - COMPREHENSIVE INCOME

Total comprehensive income was $1,946,000 and $4,135,000 for the three and nine-month periods ended September 30, 2000, and $930,000 and $ 949,000 for the three and nine-month periods ended September 30, 1999. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

NOTE 6 - INCOME TAXES

The primary difference between the effective tax rate and the federal statutory rate in 2000 and 1999 is the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John A. Hand Building, a registered historic landmark of downtown Birmingham, Alabama.

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES

On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust wholly-owned by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option, subject to regulatory approval, after ten years, or earlier upon certain changes in tax or investment company laws, or regulatory capital requirements.

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES - CONTINUED

A portion of the proceeds from the offering were used to repay approximately $10,400,000 of borrowings under the Corporation's line of credit with the balance of the proceeds to be used for general corporate purposes including additional capital investment in the Corporation's bank subsidiary.

NOTE 8 - STOCKHOLDERS' EQUITY

During 1999, the Corporation received approximately $2,170,000 in proceeds, before costs, from the issuance of common stock, of which $636,000 was received from 134,000 shares issued upon the exercise of stock options. The remaining proceeds were received from the sale of 150,000 shares of common stock issued to satisfy the exercise of the underwriter's overallotment option in connection with the Corporation's underwritten public offering, which closed on January 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Banc Corporation is a financial holding company. The Corporation is incorporated under the laws of Delaware and headquartered in Birmingham, Alabama. Through its banking subsidiary, The Bank, the Corporation offers a broad range of services in 29 locations throughout Alabama and the Florida panhandle.

Financial Condition

The Corporation had total assets of $955.5 million at September 30, 2000, an increase of $128.1 million, or 15.5% from $827.4 million at December 31, 1999. The increase in total assets was almost exclusively due to the growth of the loan portfolio, which was funded by an increase in deposits and borrowings from the Federal Home Loan Bank ("FHLB"). The Corporation believes that FHLB borrowings are a reliable and relatively inexpensive source of funding when compared to market deposit rates in the Birmingham, Alabama market and other markets in which the Corporation conducts its business.

Short-term liquid assets (cash and due from banks, interest-bearing deposits, short-term commercial paper and federal funds sold) decreased $7.2 million, or 13.3% to $46.8 million at September 30, 2000 from $54.0 million at December 31, 1999. This decrease resulted primarily from the maturity of federal funds sold and short-term commercial paper. At September 30, 2000, short-term liquid assets comprised 4.9% of total assets compared to 6.5% at December 31, 1999.

Total investment securities increased $7.1 million, or 10.0% to $78.0 million at September 30, 2000 from $70.9 million at December 31, 1999. Mortgage-backed securities, which comprised 50.3% of the total investment portfolio at September 30, 2000, decreased $2.9 million, or 6.9% to $39.2 million from $42.1 million at December 31, 1999. Investments in U.S. Treasury and agency securities, which comprised 48.5% of the total investment portfolio at September 30, 2000, increased $27.8 million, or 252.7% to $37.8 million from $11.0 million at December 31, 1999. The total investment portfolio at September 30, 2000 comprised 9.2% of all interest-earning assets compared to 8.6% at December 31, 1999 and produced an average yield of 6.2% for the nine months ended September 30, 2000 compared to 5.9% for the nine months ended September 30, 1999.

Loans, net of unearned income, totaled $751.3 million at September 30, 2000, an increase of 18.7%, or $118.5 million from $632.8 million at December 31, 1999 with average loans totaling $688.9 million for the nine months ended September 30, 2000. Of the $118.5 million increase in loans, 70.7%, or $83.8 million were produced by branches in the Alabama region, the other 29.3%, or $34.7 million were produced by branches in the Florida region. Loans, net of unearned income, comprised 88.3% of interest-earning assets at September 30, 2000, compared to 86.5% at December 31, 1999 and produced an average yield of 9.6% for the nine months ended September 30, 2000, compared to 9.3% for the nine months ended September 30, 1999.

Noninterest bearing deposits totaled $92.1 million at September 30, 2000, an increase of 10.1%, or $8.4 million from $83.7 million at December 31, 1999. Of the $8.4 million increase in noninterest bearing deposits, 64.7%, or $5.5 million were acquired in branches located in the Alabama region, the other 35.3%, or $2.9 million were acquired in branches in the Florida region. Noninterest bearing deposits comprised 11.8% of total deposits at September 30, 2000, compared to 12.3% at December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Financial Condition - continued

Interest bearing deposits totaled $691.6 million at September 30, 2000, an increase of 15.5%, or $92.8 million from $598.8 million at December 31, 1999, with interest bearing deposits averaging $633.8 million for the nine months ended September 30, 2000. The $92.8 million increase in interest bearing deposits was acquired in branches located in the Alabama region and includes brokered deposits totaling $38.9 million. These brokered deposits carry an average rate of 6.8% and mature as follows: fourth quarter 2000, $5.0 million; second quarter 2001, $13.7 million; fourth quarter 2001, $14.9 million; and second quarter 2002, $5.3 million. Interest bearing deposits comprised 88.2% of total deposits at September 30, 2000, compared to 87.7% at December 31, 1999 and carried an average rate of 5.2% and 4.7% for the nine months ended September 30, 2000 and 1999, respectively.

Advances from the Federal Home Loan Bank ("FHLB") increased $15.1 million to $77.6 million at September 30, 2000 from $62.5 million at December 31, 1999. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. Borrowings totaling $10.4 million under the Corporation's line of credit with a regional financial institution were repaid during the third quarter using a portion of the $15.0 million proceeds from the trust preferred offering (See Liquidity). Total borrowings, including the trust preferred securities, averaged $82.1 million for the nine months ended September 30, 2000 and carried an average rate of 5.8% compared to 5.2% for the nine months ended September 30, 1999.

At September 30, 2000, total stockholders' equity was $73.0 million, an increase of $4.1 million from December 31, 1999. The increase in stockholders' equity resulted primarily from earnings for the first nine months of 2000.

Results of Operations

Net income increased $612,000, or 81.1% to $1.4 million for the three months ended September 30, 2000 compared to $755,000 over the same period in 1999. Net income also increased $1.3 million, or 61.4% to $3.5 million for the nine months ended September 30, 2000, compared to $2.2 million for the nine months ended September 30, 1999. The increase in net income was primarily due to increases in net interest income and other noninterest income offset by increases in the provision for loan losses and noninterest expense. The return on average assets was 0.58% for the three and nine-month periods ended September 30, 2000, compared to 0.39% and 0.47%, respectively, for the three and nine-month periods ended September 30, 1999.

Net interest income increased $1.0 million, or 13.5% to $8.7 million for the three months ended September 30, 2000 compared to $7.7 million for the three months ended September 30, 1999. Net interest income increased $5.0 million, or 24.2% to $25.7 million for the nine months ended September 30, 2000, compared to $20.7 million for the nine months ended September 30, 1999. The increase in net interest income was primarily due to the increased volume and yield on loans funded by the maturity of short-term investments and increases in deposits and borrowings from the FHLB. Total interest earning assets and interest bearing liabilities averaged $791.9 million and $715.8 million, respectively, for the nine-month period ended September 30, 2000 compared to $610.0 million and $530.4 million, respectively, for the nine-month period ended September 30, 1999. The combination of interest earning assets and interest bearing liabilities produced a net interest spread of 3.83% for the first nine months of 2000 compared to 3.93% during the same period in 1999. The net interest margin decreased to 4.34% for the first nine months of 2000 from 4.54% for the first nine months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations - Continued

Total noninterest income increased $484,000, or 27.6% to $2.2 million for the three months ended September 30, 2000 compared to $1.8 million for the third quarter of 1999. For the nine-month period ending September 30, 2000, total noninterest income increased $1.3 million, or 28.4% to $5.8 million compared to $4.5 million for the nine-month period ended September 30, 1999. These increases were primarily due to enhanced service charge income related to the increase in the volume of deposits and earnings related to the cash surrender value of single premium life insurance policies.

Noninterest expense increased $867,000, or 12.7% to $7.7 million for the three months ended September 30, 2000, compared to $6.9 million for the same period in 1999. For the first nine months of 2000, noninterest expense increased $3.5 million, or 17.3% to $23.8 million compared to $20.3 million for the first nine months of 1999. Salaries and benefits increased $481,000, or 13.9% to $3.9 million for the three months ended September 30, 2000 from $3.5 million for the same period in 1999. For the nine months ended September 30, 2000, salaries and benefits increased $1.9 million, or 19.6% to $11.8 million compared to $9.9 million for the corresponding 1999 period. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches and the addition of personnel in the administrative and operations area.

All other noninterest expenses increased $386,000, or 11.4% to $3.8 million for the three months ended September 30, 2000 and $1.6 million, or 15.2% to $12.1 million for the nine months ended September 30, 2000. This compared to other noninterest expenses of $3.4 million and $10.5 million for the three and nine-month periods ended September 30, 1999. The increase in other expenses for the nine months ended September 30, 2000, includes a $698,000 increase in occupancy, furniture and equipment expenses, a $353,000 increase in goodwill amortization and $483,000 in foreclosure losses. Occupancy expenses increased during 2000 as a result of increased depreciation and maintenance related to the Corporation's headquarters and The Bank's operations center. The increase in goodwill amortization relates to purchase acquisitions closed in the third and fourth quarters of 1999. The foreclosure losses primarily represent writedowns, or losses incurred on sales, of properties acquired in foreclosure from a single commercial account.

Income tax (benefit) expense was $(37,000) and $730,000 for the three and nine-month periods ended September 30, 2000, respectively, compared to $352,000 and $757,000 for the three and nine-month periods ended September 30, 1999. The primary difference in the effective rate and the federal statutory rate (34%) is the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters.

Provision for Loan Losses

The provision for loan losses was $1.9 million and $3.5 million, for the three and nine-month periods ended September 30, 2000, respectively, compared to $1.5 million and $2.0 million for the three and nine-month periods ended September 30, 1999. The provision for loan losses represents the amount determined by senior management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The allowance for loan losses at September 30, 2000, totaled $8.9 million, or 1.18% of total loans, compared to $8.1 million, or 1.27% of total loans at December 31, 1999. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Provision for Loan Losses - continued

local economic conditions and other pertinent information. If a secured credit becomes impaired, management will consider all factors, particularly the value of the underlying collateral, in determining what provision, if any, is appropriate.

The Corporation has a risk management process to control risk in the loan portfolio through adherence to credit standards approved by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedure, sets limits on credit concentration and enforces regulatory requirements.

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

The loan review function is centralized and independent of the lending function. Loan review results are reported to the Audit Committee of the Board of Directors as well as to the Corporation's independent auditors.

Liquidity

The Corporation's principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of funds, the Corporation has access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit and from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. The Corporation has a policy to constantly monitor liquidity needs to insure it maintains adequate liquidity to meet conditions that might reasonably be expected to occur.

On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust wholly-owned by the Corporation received $15 million in proceeds in exchange for $15 million principal amount of TBC Capital's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Liquidity - continued

Capital have a call option, subject to regulatory approval, after ten years, or earlier upon certain changes in tax or investment company laws, or regulatory capital requirements.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation's belief as well as certain assumptions made by, and information currently available with respect to the Corporation's ability to achieve the operating results it expects relating to the completed acquisitions; anticipated cost savings and revenue enhancements; our ability to successfully assimilate acquired operations, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 7, 2000, the Corporation and its subsidiary TBC Capital Statutory Trust II, a Connecticut statutory trust ("TBC Capital"), completed a private placement of capital securities co-managed by First Tennessee Capital Markets and Keefe, Bruyette and Woods, Inc. (the "Co-Managers") in which TBC Capital sold capital securities with a principal amount of $15,000,000 (the "Capital Securities"). The Co-Managers received a total of approximately $450,000 as commission. The Capital Securities were purchased by Preferred Term Securities, Ltd., a company with limited liabilities established under the laws of the Cayman Islands, and exempt from registration under Regulation D and Rule 144A of the Securities Act of 1933. The Capital Securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation with respect to distributions and amounts payable upon liquidation, redemption or repayment pursuant to the Guarantee Agreement between the Corporation and State Street Bank and Trust Company of Connecticut, National Association. TBC Capital used the proceeds of the sale of the Capital Securities to purchase an equal principal amount of 10.6% junior subordinated Deferrable Interest Debentures (the "Debt Securities") due 2030 issued by the Corporation. The Corporation received net proceeds from the transaction of approximately $15,000,000. The Corporation shall use a portion of the proceeds to repay outstanding indebtedness under its line of credit and to inject capital into its banking subsidiary, The Bank, and for other general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:
         Exhibit 10 - Employment Agreement, by and between The Banc Corporation, The Bank and Larry R. Matthews, dated as of July 13, 2000.
         Exhibit 27 - Financial Data Schedule (SEC use only).

(b)      Reports on Form 8-K:
         On October 3, 2000, the Corporation filed a Current Report on Form 8-K reporting under Item 5 the issuance of trust preferred securities by the Corporation and its subsidiary TBC Capital Statutory Trust II.


SIGNATURES

         Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  The Banc Corporation
                                      (Registrant)

Date: November  14, 2000             By: /s/ James A. Taylor, Jr.
                                         -----------------------------------
                                     James A. Taylor, Jr.
                                     President, Chief Operating Officer and
                                     General Counsel


Date: November  14, 2000             By: /s/  David R. Carter
                                         ----------------------------------
                                     David R. Carter
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)