Form 10-K405
period 2000-12-31
BANC CORP
filed 2001-04-02
CIK 1065298

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-25033

                              THE BANC CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                              63-1201350
           (State or Other Jurisdiction of                               (I.R.S. Employer
           Incorporation or Organization)                               Identification No.)
                17 NORTH 20TH STREET                                           35203
                 BIRMINGHAM, ALABAMA                                        (Zip Code)
      (Address of Principal Executive Offices)

                                 (205) 326-2265
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Titles of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $51,338,966 as of March 27, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 16, 2001, of the registrant's only issued and outstanding class of stock, its $.001 per share par value common stock, was 14,345,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2001 annual meeting of stockholders that will be filed no later than April 30, 2001.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Banc Corporation is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA") and, effective March 13, 2000, a financial holding company under the Gramm-Leach-Bliley Act of 1999 ("GLBA"). The Corporation is incorporated under the laws of Delaware and headquartered in Birmingham, Alabama. The Corporation had assets of approximately $1.03 billion, loans of approximately $809.0 million, deposits of approximately $827.3 million and stockholders' equity of approximately $74.9 million as of December 31, 2000. The Corporation offers a broad range of banking and related services in 29 locations in Alabama and the Florida panhandle.

     The Corporation was established in April 1998 so that Warrior Capital Corporation could merge into the Corporation on September 24, 1998, and thereby change its name to "The Banc Corporation" and its domicile from Alabama to Delaware. Since then, the Corporation has grown primarily through internal growth and the strategic acquisition of existing community banks and branches. The Corporation completed its last acquisition in October 1999. The Corporation has also opened four de novo offices in Alabama and closed three redundant branches since inception.

     The principal subsidiary of the Corporation is The Bank, an Alabama banking corporation. The Bank is headquartered in Birmingham, Alabama and is 99.97% owned by the Corporation. The Bank became a subsidiary of the Corporation as a result of the Warrior merger. The Bank was known as Warrior Savings Bank until February 1998. The Bank has been in business as a full service commercial and retail bank since it was established in 1957 and had five branches at the time of the Warrior merger. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancshares, Inc., were merged with and into The Bank, expanding its market areas. On July 13, 1999, the banking subsidiary of BankersTrust of Alabama, Inc., headquartered in Huntsville, Alabama, was merged into The Bank. The Bank also acquired three new branches in 1999. The Bank currently has 22 locations in Alabama. On February 3, 2000, The Bank was converted from an Alabama state chartered nonmember bank to a state chartered member of the Federal Reserve System under the supervision and regulation of the State of Alabama Banking Department and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

     On June 16, 2000, two of the Corporation's subsidiaries, Emerald Coast Bank, a federally chartered thrift, and C&L Bank, a Florida banking corporation, were merged into the Corporation's largest subsidiary, The Bank. The former locations of Emerald Coast Bank operate as Emerald Coast Bank, a division of The Bank, and the former locations of C&L Bank operate as C&L Bank, a division of The Bank.

     Emerald Coast Bank became a subsidiary of the Corporation on February 12, 1999, as a result of the merger of Emerald Coast Bancshares, Inc. with the Corporation. Emerald Coast Bank was originally a Florida state bank formed on August 30, 1996, and was converted into a federally chartered thrift in 1999. Emerald Coast Bank has four locations in Panama City Beach, Destin, Seagrove and Bay Point, Florida. Emerald Coast Financial Management, Inc., a Florida corporation and a subsidiary of The Bank provides investment services and offers insurance products to The Bank's customers and others.

     Prior to its merger with The Bank, C&L Bank was a Florida banking corporation headquartered in Bristol, Florida, and had been in operation since 1975. C&L Bank became a subsidiary of the Corporation as a result of the Corporation's acquisitions of C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol, and C&L Bank of Blountstown on June 30, 1999. C&L Bank has three locations in the panhandle region of Florida.

     The principal executive offices of the Corporation and The Bank are located at 17 North 20th Street, Birmingham, Alabama 35203, and the telephone number is
(205) 326-2265. As used in this Annual Report on Form 10-K, the term "Corporation," "we" or "our" refers to The Banc Corporation and its respective subsidiaries and affiliates, including The Bank, unless the context requires otherwise.

STRATEGY

     Operations. The Bank targets individuals and local and regional businesses that prefer local bank decision making and personalized service. To implement this strategy, we operate on a decentralized basis with respect to deposit gathering and day to day operations, emphasizing local knowledge and authority to make most credit decisions. The individual presidents of The Bank are responsible for the day-to-day operations and decisions for the branches under his or her supervision. We supplement this decentralized management approach with centralized risk management, policy oversight, credit review, audit and management systems. We implement these administrative and operating policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community. We believe this strategy enables The Bank to generate high yielding loans and to attract and retain low cost core deposits that provide a large portion of our funding requirements.

     We focus on commercial, consumer, residential mortgage and real estate construction lending to customers in our local markets. We also offer a variety of deposit programs to individuals and to businesses and other organizations at interest rates generally consistent with local market conditions. In addition, we offer individual retirement accounts and investment services, safe deposit and night depository facilities and additional services such as the sale of traveler's checks, money orders and cashier's checks.

     Market Areas. We are headquartered in Birmingham, Alabama. We also operate branches in: Albertville, Andalusia, Boaz, Childersburg, Decatur, Frisco City, Gadsden, Guntersville, Huntsville, Kinston, Madison, Mignon, Monroeville, Morris, Mt. Olive, Opp, Rainbow City, Roanoke, Samson, Sylacauga, and Warrior, Alabama, and the panhandle region of Florida, including Destin, Panama City Beach, Seagrove, Bay Point, Altha, Blountstown and Bristol. The Bank expects to open three additional branches of its Emerald Coast franchise in Panama City, Destin and Santa Rosa Beach during 2001.

     Growth. Our future growth depends primarily on the expansion of the business of The Bank through internal growth and the opening of new branch offices in new and existing markets. The Bank will also consider the strategic acquisition of other financial institutions and branches with relatively high earnings or exceptional growth potential. Our ability to grow profitably from internal growth depends primarily on our ability to attract and retain low cost and core deposits coupled with the continued opportunity to generate high yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, our ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and to locate sound loans and investment opportunities within such markets.

     We from time to time evaluate business combination opportunities and conduct discussions, due diligence activities and negotiations in connection with those opportunities. As a result, business combination transactions involving cash, debt or equity securities could occur from time to time. Any future business combination or series of business combinations that we might undertake may be material, in terms of assets acquired or liabilities assumed, to our financial condition. Any future acquisition is subject to approval by the appropriate bank regulatory agencies. See "Supervision and Regulation."

LENDING ACTIVITIES

     General. We offer a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2000, were $809.0 million, or 87.8% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

  Loan Portfolio

     Real Estate Loans. Loans secured by real estate are a significant component of our loan portfolio, constituting $474.0 million, or 58.7% of total loans at December 31, 2000. The primary type of real estate loan is single family first mortgage, which is typically structured with fixed or adjustable interest rates, based on market conditions. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 years. We typically charge an origination fee on these loans.

     Nonresidential mortgage loans include commercial, industrial and raw land loans. The commercial real estate loans are primarily used to provide financing for retail establishments, offices and manufacturing facilities. We generally require nonresidential mortgage loans to have an 80% loan-to-value ratio and usually underwrite commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings, rather than the value of the collateral. Terms are typically three to five years and may have payments through the date of maturity based on a 15 to 30 year amortization schedule. Construction loans usually have a term of twelve months and generally require personal guarantees.

     Commercial, Industrial, and Agricultural Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 5 years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 85% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. We also, from time to time, make unsecured commercial loans. Commercial, industrial and agricultural loans constituted $245.2 million, or 30.3% of our loan portfolio at December 31, 2000.

     Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and consists primarily of loans to purchase durable goods. Consumer loans constituted $84.1 million, or 10.4% of our loan portfolio at December 31, 2000. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

  Credit Procedures and Review

     Loan Approval. There are credit risks associated with making any loan. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectability.

     We use generally recognized loan underwriting criteria and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

     We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process that includes senior management of The Bank and the Corporation for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The point in our loan approval process at which a loan is approved depends on the size of the borrower's credit relationship with us.

     Loan Review. We have a loan review process designed to promote early identification of credit quality problems. A risk rating system is employed whereby each loan is assigned a rating that corresponds to the perceived credit risk. Risk ratings are subject to independent review by a centralized loan review department which also performs ongoing, independent review of the risk management process including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and non-performing assets. The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors of the Corporation.

DEPOSITS

     Core deposits are our principal source of funds, consisting of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit. Transaction accounts include checking, money market and NOW accounts that provide The Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for The Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas.

     Deposit rates are set periodically by the Asset Liability Management Committee which includes senior management of The Bank and the Corporation. We believe our rates are competitive with those offered by competing institutions in their market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

     We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, and may also consider the fact that other banks offer different services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.

EMPLOYEES

     As of December 31, 2000, we employed approximately 394 individuals primarily at The Bank. We believe that our employee relations have been and continue to be good.

SUPERVISION AND REGULATION

     The Corporation is a bank holding company registered with the Federal Reserve Board under the BHCA and, effective March 13, 2000, a financial holding company under the GLBA. We are subject to the supervision, examination and reporting requirements of the Federal Reserve Board, the BHCA and the GLBA. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     The supervision and regulation of banks and bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations. The following description summarizes some of the laws to which we are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

     The Bank, an Alabama state chartered bank and member of the Federal Reserve System, is subject to regulation, supervision and examination by the Federal Reserve Board and Alabama Banking Department.

     Gramm-Leach-Bliley Act. The GLBA became law on November 12, 1999, and key provisions affecting bank holding companies became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial services entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in the GLBA, and may engage in a broader range of activities than bank holding companies or banks. The GLBA will enable financial holding companies to offer a wide variety of financial services, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA. These requirements are also necessary to maintain financial holding company status. On February 12, 2000, we filed our election to become a financial holding company with the Federal Reserve Board. Our election was effective as of March 13, 2000.

     Regulatory Restrictions on Dividends. Various federal and state statutory provisions limit the amount of dividends The Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the proceeding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

     Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for its payment of dividends if the total of all dividends declared by The Bank in any calendar year will exceed the total of (1) The Bank's net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from The Bank's surplus without the prior written approval of the Superintendent.

     In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The ability of The Bank and the Corporation to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

     As of December 31, 2000, an aggregate of approximately $6.5 million was available for payment of dividends by The Bank to the Corporation under applicable restrictions, without obtaining regulatory approval.

     Source of Strength. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this policy, a bank holding company may not be inclined to provide it. A bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

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

     Safe and Sound Banking Practices. Banks and bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe or unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

     Capital Adequacy Requirements. The Corporation and The Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board, and The Bank is subject to additional requirements of the FDIC and the Alabama Banking Department. The Federal Reserve Board has adopted two basic measures of capital adequacy for bank holding companies: a risk based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be in compliance.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 Capital").

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio was 8.47% at December 31, 2000. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The federal bank regulatory agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal and state bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject The Bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business.

     As of December 31, 2000, both The Bank and the Corporation were "well-capitalized."

     Branching. The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), repealed the prior statutory restrictions on interstate banking, so that the Corporation may acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank regardless of state law to the contrary, in either case subject to certain deposit-percentage minimums, aging requirements and other restrictions. In addition, the Interstate Banking Act generally provided that after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

     Alabama and other states have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions. Alabama law sets five years as the minimum age of banks which may be acquired.

     Restrictions on Transactions With Affiliates and Insiders. Transactions between The Bank and its affiliates, including the Corporation, are subject to Sections 23A and 23B of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Corporation or any of its subsidiaries. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. State banking laws also have similar provisions.

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

     Community Reinvestment Act. The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank, and previously C&L Bank and Emerald Coast Bank, had received a satisfactory CRA rating from federal banking agencies.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans or engaging in other types of transactions with customers.

INSTABILITY OF REGULATORY STRUCTURE

     Various bills are routinely introduced in the United States Congress and state legislatures with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulations of banks and the financial services industry. The Corporation cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Corporation.

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

     ITEM 2.  PROPERTIES.

     The corporate headquarters of the Corporation are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, the Corporation and The Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. The Bank owns the Bank Unit, which consists of 4 floors of the building and houses The Bank's headquarters, a branch of The Bank, many of The Bank's centralized functions and the Corporation's headquarters. The Corporation intends to sell or lease the remaining condominium units for commercial and residential use.

     The Corporation and its subsidiaries operate through 30 office facilities, including its operations center. Of these, 23 are owned by the Corporation or one of its subsidiaries and 7 are leased. Rental expense on the leased properties totaled approximately $537,000 in 2000.

ITEM 3. LEGAL PROCEEDINGS.

     While we may from time to time be a party to various legal proceedings arising from the ordinary course of our business, we believe that, other than as set forth below, there are no proceedings threatened or pending against the Corporation at this time that will individually, or in the aggregate, materially or adversely affect the Corporation's business, financial condition or results of operations.

     The Bank is currently a defendant in various legal proceedings pending in state court arising out of certain losses that occurred in our Decatur branch in late 1999. When we discovered the loss, we moved immediately to collect monies and other assets from individuals and entities that we identified as being connected, directly or indirectly, to our loss. This resulted in a recovery of some of our losses, primarily through the transfer to The Bank of various assets, including the assets of one business directly involved in our loss. Subsequently, some of those individuals abandoned their agreement to work with The Bank and brought suit alleging various causes of action and requesting the return of assets that they had previously turned over to The Bank. Additionally, other individuals, who allege that they suffered a related loss have brought suits making various claims on certain of the assets that were delivered to The Bank. These cases include: Bill Steenson and Jason Steenson v. The Bank, et al, Case No. CV 99-907; Hames v. The Bank, et al, Case No. CV99-899; John C. Moses
v. The Bank, et al, Case No. CV 00-158; Preston Peete v. The Bank, et al, Case No. CV00-804. Discovery is ongoing in these matters, but certain critical information remains unavailable as a result of several individuals asserting their Fifth Amendment right against self incrimination, or otherwise refusing to cooperate. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of the pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.

     The Bank has placed its insurance carrier on notice regarding these events, and we are continuing to investigate the facts and circumstances of the loss, as is our insurance carrier. We have not yet brought any independent causes of action related to the loss, though we may in the future. It is not possible to determine at this time whether any additional litigation will be filed, or if filed, what its outcome will be.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Before the Corporation's public offering on December 10, 1998, there was no public market for Corporation common stock. The Corporation's common stock trades on Nasdaq under the ticker symbol "TBNC". As of March 16, 2001, there were approximately 921 record holders of the Corporation's common stock. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices:

                                                              HIGH     LOW
                                                              -----   -----
1998
(from December 10, 1998 -- through December 31, 1998).......  14.38   11.75
1999
First Quarter...............................................  12.81    9.75
Second Quarter..............................................  10.94    9.38
Third Quarter...............................................  12.25    9.63
Fourth Quarter..............................................  11.63    6.38
2000
First Quarter...............................................   8.00    6.00
Second Quarter..............................................   6.63    4.63
Third Quarter...............................................   8.00    5.00
Fourth Quarter..............................................   7.75    4.94
2001
First Quarter (through March 27, 2001)......................   6.38    5.25

     On December 31, 2000, the last sale price for the common stock was $5.25 per share.

     We have never paid dividends on our common stock, and there can be no assurances that we will pay dividends in the future. We conduct our principal business through our subsidiaries, primarily The Bank. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to the Corporation by The Bank. Certain state and federal legal and regulatory restrictions limit The Bank's ability to pay dividends to the Corporation. The Corporation's ability to pay dividends to its stockholders will depend on the Corporation's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Corporation's ability to service any equity or debt obligations senior to the Corporation common stock and other factors deemed relevant by the Corporation's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for the Corporation derived from our consolidated financial statements and should be read in conjunction with the related consolidated financial statements and notes thereto. See "Item 8. Financial Statements and Supplemental Data."

                                                                DECEMBER 31, (1)
                                             ------------------------------------------------------
                                                2000        1999       1998       1997       1996
                                             ----------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
SELECTED STATEMENT OF FINANCIAL CONDITION
  DATA:
Total assets...............................  $1,029,215   $827,427   $630,089   $461,956   $359,533
Loans, net of unearned income..............     808,145    632,777    431,931    282,902    213,533
Investment securities......................      95,705     70,916     98,208     98,885     93,590
Deposits...................................     827,304    682,517    531,070    395,222    313,514
Stockholders' equity.......................      74,875     68,848     65,967     53,716     40,873
SELECTED STATEMENT OF INCOME DATA:
Interest income............................      75,035     55,557     42,472     33,705     25,207
Interest expense...........................      39,921     26,749     20,206     15,793     11,486
                                             ----------   --------   --------   --------   --------
          Net interest income..............      35,114     28,808     22,266     17,912     13,721
Provision for loan losses..................       4,961      2,850      4,657      2,685      1,236
Noninterest income.........................       7,822      6,164      4,081      3,019      2,646
Merger related costs.......................          --        744      1,466         --         --
Other noninterest expense..................      32,118     27,938     20,663     14,776     12,031
Distributions on trust preferred
  securities...............................         504         --         --         --         --
                                             ----------   --------   --------   --------   --------
  Income (loss) before income taxes........       5,353      3,440       (439)     3,470      3,100
Income tax expense (benefit)...............         996        520       (724)     1,074        917
                                             ----------   --------   --------   --------   --------
          Net income.......................  $    4,357   $  2,920   $    285   $  2,396   $  2,183
                                             ==========   ========   ========   ========   ========
PER SHARE DATA:
Net income -- basic........................  $     0.30   $   0.20   $   0.02   $   0.23   $   0.23
             -- diluted....................        0.30       0.20       0.02       0.22       0.23
PERFORMANCE RATIOS:
Return on average assets...................        0.48%      0.41%      0.05%      0.58%      0.71%
Return on average equity...................        6.03       4.33       0.51       5.57       6.12
ASSET QUALITY RATIOS:
Allowance for loan losses to nonperforming
  loans....................................       90.85%    216.22%    172.93%    146.42%    111.49%
Allowance for loan losses to loans, net of
  unearned income..........................        1.11       1.27       1.50       1.32       1.18
Nonperforming loans to loans, net of
  unearned income..........................        1.22       0.59       0.58       0.90       1.06
Net loan charge-offs to average loans......        0.57       0.90       0.67       0.58       0.45

- ---------------

(1) The selected financial data includes the financial data for Emerald Coast Bancshares, Inc. since the date of its inception, August 30, 1996.

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

     The principal subsidiary of the Corporation is The Bank, a bank organized and existing under the laws of Alabama and headquartered in Birmingham, Alabama which operates 29 banking offices throughout Alabama and the panhandle of Florida. Other subsidiaries of the Corporation include TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, both of which are wholly owned. TBC Capital is a special purpose entity formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company formed to manage all the Corporation's real properties.

     Recently Completed Acquisitions. The acquisition of other banking organizations during 1998 and 1999 contributed significantly to the Corporation's development. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancshares, Inc. were merged with and into The Bank. Emerald Coast Bank became a subsidiary of the Corporation on February 12, 1999, as a result of the merger of Emerald Coast Bancshares, Inc. with the Corporation. C&L Bank became a subsidiary of the Corporation as a result of the Corporation's acquisitions of C&L Banking Corporation and its bank subsidiary. C&L Bank of Bristol, and C&L Bank of Blountstown on June 30, 1999. The banking subsidiary of BankersTrust of Alabama, Inc., was merged into The Bank on July 13, 1999. On June 16, 2000, Emerald Coast Bank and C&L Bank merged into The Bank. The Bank also acquired three new branches in Southeast Alabama 1999.

     The Corporation has not made any acquisitions since November 1999.

FORWARD LOOKING STATEMENTS

     This discussion contains information and forward-looking statements that are based on the Corporation's belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation's centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the ability of the Corporation to resolve any pending litigation on acceptable terms; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity and market risk disclosures, as well as other information. (See "Item 3: Legal Proceedings") The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation's business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results may vary materially from those anticipated, estimated, projected or expected.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000, compared with year ended December 31, 1999

     The Corporation's net income increased $1.5 million, or 51.8% to $4.4 million in the year ended December 31, 2000, from $2.9 million in the year ended December 31, 1999. This increase is due primarily to increases in the Corporation's net interest income and noninterest income, offset by increases in the provision for loan losses and noninterest expenses. The Corporation's return on average assets in 2000 was .48%, compared to .41% in 1999. Return on average equity was 6.03% in 2000 compared to 4.33% in 1999. Average equity to average assets was 7.92% in 2000 compared to 9.36% in 1999.

     Net interest income increased $6.3 million, or 21.9% to $35.1 million for the year ended December 31, 2000, from $28.8 million for the year ended December 31, 1999 as interest income increased $19.5 million, or 35.1%, and interest expense increased $13.2 million, or 49.2%. The increase in net interest income is primarily attributable to a $174.7 million, or 32.6% increase in average loans to $710.4 million during 2000, from $535.8 million during 1999. This increase was offset by a $171.6 million, or 30.3% increase in average interest-bearing liabilities to $737.2 million during 2000, from $565.6 million during 1999.

     The Corporation's net interest spread and net interest margin were 3.83% and 4.36%, respectively, in 2000, compared to 3.98% and 4.55% in 1999. The 15 basis point decline in net interest spread is primarily the result of an increase in volume and rates of interest bearing liabilities during 2000, offset in part by increased volume and yields in the loan portfolio. The rise in volume and rates of interest bearing liabilities is primarily the result of an increase in time deposits, which constituted a significant source of funding for the increase in loan volume. A significant portion of these deposits were raised through brokers, with the remaining funds generated through branch offices. Time deposits typically carry higher interest rates than other sources of deposit funding, however, these funds were necessary to meet the loan demands of new market areas and larger metropolitan market areas.

     The provision for loan losses was $5.0 million for the year ended December 31, 2000 compared to $2.9 million in 1999. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. The Corporation had net charge-offs of $4.1 million in 2000, resulting in a ratio of net charge-offs to average loans of .57%, compared to $4.8 million or .90% in 1999. Net charge-offs, as a percentage of the provision for loan losses, were 81.98% in 2000, compared to 169.89% in 1999. Net charge-offs during 2000 are more reflective of historical averages because net charge-offs during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer. The Corporation believes that in future periods loan losses should reflect amounts, exclusive of 1999, that are similar to its historical averages.

     Noninterest income increased $1.7 million, or 26.9% to $7.8 million in 2000, from $6.2 million in 1999, primarily as the result of increased income from mortgage banking operations, additional customer service charges and other income. Income from mortgage banking operations was $1.7 million, or 21.1% of total noninterest income, an increase of $245,000 from $1.4 million in 1999. Income from customer service charges and fees was $4.0 million, or 50.6% of total noninterest income, an increase of $636,000 or 20.0% from $3.4 million in 1999, primarily due to the increase in the volume of customer deposits. Other noninterest income was $2.1 million, or 26.2% of total noninterest income, an increase of $729,000, or 55.1% from $1.3 million in 1999. This increase in other noninterest income is primarily due to an increase in the cash surrender value of single premium life insurance and miscellaneous fees and commissions.

     Noninterest expense increased $3.4 million, or 12.0% to $32.1 million in 2000 from $28.7 million in 1999. Salaries and employee benefits increased $2.7 million, or 20.0% to $16.1 million in 2000 compared to $13.4 million in 1999. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches, and the addition of personnel in the administration and operation areas. As of December 31, 2000, the Corporation had 394 employees compared to 364 as of December 31, 1999. The 1999 acquisition of new banks and branches will affect the comparison of all categories of noninterest expenses since the 1999 amounts only reflect the noninterest expenses related to these acquisition since the purchase date. All other noninterest expenses increased $756,000, or 5.0% to $16.0 million, compared to $15.3 million in 1999. This increase in other expenses included a $651,000 increase in occupancy expenses, a $170,000 increase in professional fees and a $338,000 increase in goodwill amortization. Occupancy expenses increased during 2000 as a result of increased depreciation and maintenance related to the Corporation's headquarters and The Bank's operations center. The increase in goodwill amortization relates to purchase acquisitions closed in the third and fourth quarters of 1999. Professional fees increased primarily due to increased auditing, consulting and legal services necessary for a growing financial institution.

     Income before provision for income taxes increased $2.0 million, or 55.6% to $5.4 million in 2000, from $3.4 million in 1999.

     Since September 7, 2000, the Corporation has recognized $504,000 of accrued distributions on the $15.0 million principal amount of 10.6% cumulative preferred trust securities issued through its wholly-owned trust subsidiary TBC Capital Statutory Trust II.

     The Corporation's income tax expense was $996,000 and $520,000 in 2000 and 1999, respectively. The primary difference in the effective tax rate and the federal statutory rate (34%) for 2000 and 1999 arose from the recognition of a rehabilitation tax credit of $1.3 million and $731,000, respectively, generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

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

     Net interest income increased $6.5 million, or 29.4% to $28.8 million for the year ended December 31, 1999, from $22.3 million for the year ended December 31, 1998 as interest income increased $13.1 million, or 30.8%, and interest expense increased $6.5 million, or 32.4%. The increase in net interest income is primarily attributable to a $194.9 million, or 57.2% increase in average loans to $535.8 million during 1999, from $340.8 million during 1998. This increase was partially offset by a $159.8 million, or 39.4% increase in average interest-bearing liabilities to $565.6 million during 1999, from $405.7 million during 1998.

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

     The provision for loan losses was $2.9 million for the year ended December 31, 1999 compared to $4.7 million in 1998. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. The Corporation had net charge-offs of $4.8 million in 1999, resulting in a ratio of net charge-offs to average loans of .90%. This compares to $2.3 million, or .67% in 1998. Net charge-off loans as a percentage of the provision for loan losses was 169.89% in 1999, compared to 49.39% in 1998. The increase in net charge-off loans resulted primarily from the charge-off of loans acquired in a business combination and charge-offs related to a single commercial loan customer.

     Noninterest income increased $2.1 million, or 51.0% to $6.2 million in 1999, from $4.1 million in 1998, primarily as the result of increased income from mortgage banking operations and additional customer service charges and fees. Income from mortgage banking operations was $1.4 million, or 22.9% of total noninterest income, an increase of $1.2 million from $232,000 in 1998, primarily due to the mortgage banking department of the bank operating for the full year. Income from customer service charges and fees was $3.3 million, or 54.3% of total noninterest income, an increase of $343,000, or 11.4% from $3.0 million in 1998, primarily due to the increase in the volume of customer deposits. Also included in other noninterest income for 1999 is $383,000 attributable to the increase in the cash surrender value of single premium life insurance policies purchased during 1999 and $342,000 gain from the sale of real estate.

     Noninterest expense increased $6.6 million, or 29.6% to $28.7 million in 1999 from $22.1 million in 1998. Salaries and employee benefits increased $2.8 million, or 26.3% to $13.4 million in 1999 compared to $10.6 million in 1998. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches, and the addition of personnel in the administration and operation areas. All other noninterest expenses increased $3.8 million, or 32.7% to $15.3 million, compared to $11.5 million in 1998. This increase in other expenses included a $1.8 million increase in occupancy expenses, a $1.0 million increase in professional fees and $907,000 in foreclosure losses. Occupancy expenses increased during 1999 as a result of the Corporation incurring a full year of depreciation, rental expense and maintenance on buildings and equipment either acquired or leased since the acquisitions. Professional fees increased primarily due to increased auditing, consulting and legal services necessary for a growing financial institution. The majority of the foreclosure losses represent payments made by the Corporation to secure certain rights in properties acquired in foreclosure from a single commercial account.

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

NET INTEREST INCOME

     The largest component of the Corporation's net income is its net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings used in support of such assets. Net interest income is determined by the rates earned on the Corporation's interest earning assets, rates paid on its interest-bearing liabilities, the relative amounts of interest earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Corporation's net interest margin.

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

              CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
                    AND YIELD/RATES TAXABLE EQUIVALENT BASIS

                                                                YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------------------
                                           2000                            1999                           1998
                              ------------------------------    ---------------------------    ---------------------------
                              AVERAGE    INCOME/     YIELD/     AVERAGE    INCOME/   YIELD/    AVERAGE    INCOME/   YIELD/
                              BALANCE    EXPENSE      RATE      BALANCE    EXPENSE    RATE     BALANCE    EXPENSE    RATE
                              --------   --------   --------    --------   -------   ------    --------   -------   ------
                                                                 (DOLLARS IN THOUSANDS)
                                                          ASSETS
Earning assets:
  Loans, net of unearned
    income(1)...............  $710,414   $ 68,467       9.64%   $535,754   $49,244   9.19%     $340,813   $34,310   10.07%
  Investment securities
    Taxable.................    66,028      4,314       6.53      68,240    4,141     6.07       90,727    5,493     6.05
    Tax-exempt(2)...........    14,930      1,117       7.48      18,373    1,400     7.62       18,391    1,402     7.62
                              --------   --------               --------   -------             --------   -------
        Total investment
          securities........    80,958      5,431       6.71      86,613    5,541     6.40      109,118    6,895     6.32
    Federal funds sold......    14,618        930       6.36      15,136      763     5.04       27,189    1,492     5.49
    Other investments.......     8,886        587       6.61       5,701      485     8.51        3,475      252     7.25
                              --------   --------               --------   -------             --------   -------
        Total
          interest-earning
          assets............   814,876     75,415       9.25     643,204   56,033     8.71      480,595   42,949     8.94
Noninterest-earning assets:
  Cash and due from banks...    28,836                            32,771                         22,019
  Premises and equipment....    41,598                            28,738                         23,465
  Accrued interest and other
    assets..................    34,718                            21,583                         10,313
  Allowance for loan
    losses..................    (8,524)                           (6,361)                        (5,653)
                              --------                          --------                       --------
        Total assets........  $911,504                          $719,935                       $530,739
                              ========                          ========                       ========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Demand deposits...........  $172,579      6,541       3.79%   $149,755    5,129     3.42%    $106,691    3,529     3.31%
  Savings deposits..........    35,141      1,052       2.99      32,248      938     2.91       30,155      889     2.95
  Time deposits.............   443,686     27,374       6.17     333,720   18,034     5.40      257,360   15,198     5.91
  Other borrowings..........    85,783      4,954       5.78      49,850    2,648     5.31       11,543      590     5.11
                              --------   --------               --------   -------             --------   -------
        Total
          interest-bearing
          liabilities.......   737,189     39,921       5.42     565,573   26,749     4.73      405,749   20,206     4.98
Noninterest-bearing
  liabilities:
  Demand deposits...........    91,420                            81,500                         61,624
  Accrued interest and other
    liabilities.............     5,696                             5,454                          7,831
  Guaranteed preferred
    beneficial interest in
    debentures..............     5,000                                --                             --
  Stockholders' equity......    72,199                            67,408                         55,535
                              --------                          --------                       --------
        Total liabilities
          and stockholders'
          equity............  $911,504                          $719,935                       $530,739
                              ========                          ========                       ========
Net interest income/net
  interest spread...........               35,494       3.83%              29,284    3.98%                22,743     3.96%
                                                    ========                          ====                          =====
Net yield on earning
  assets....................                            4.36%                        4.55%                           4.73%
                                                    ========                          ====                          =====
Taxable equivalent
  adjustment:
  Investment
    securities(2)...........                  380                             476                            477
                                         --------                          -------                        -------
      Net interest income...             $ 35,114                          $28,808                        $22,266
                                         ========                          =======                        =======

- ---------------

(1) Nonaccrual loans are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2000 and 1999.

                                                          YEAR ENDED DECEMBER 31, (1)
                                         --------------------------------------------------------------
                                                 2000 VS 1999                     1999 VS 1998
                                         -----------------------------   ------------------------------
                                                       CHANGES DUE TO                  CHANGES DUE TO
                                          INCREASE    ----------------    INCREASE    -----------------
                                         (DECREASE)    RATE    VOLUME    (DECREASE)    RATE     VOLUME
                                         ----------   ------   -------   ----------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Increase (decrease) in:
  Income from earning assets:
     Interest and fees on loans........   $19,223     $2,510   $16,713    $14,934     $(3,224)  $18,158
     Interest on securities:
          Taxable......................       173        309      (136)    (1,352)         18    (1,370)
          Tax-exempt...................      (283)       (25)     (258)        (2)         --        (2)
  Interest on federal funds............       167        194       (27)      (729)       (114)     (615)
  Interest on other investments........       102       (126)      228        233          50       183
                                          -------     ------   -------    -------     -------   -------
          Total interest income........    19,382      2,862    16,520     13,084      (3,270)   16,354
                                          -------     ------   -------    -------     -------   -------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits..........     1,412        586       826      1,600         122     1,478
  Interest on savings deposits.........       114         27        87         49         (12)       61
  Interest on time deposits............     9,340      2,821     6,519      2,836      (1,395)    4,231
  Interest on other borrowings.........     2,306        252     2,054      2,058          24     2,034
                                          -------     ------   -------    -------     -------   -------
          Total interest expense.......    13,172      3,686     9,486      6,543      (1,261)    7,804
                                          -------     ------   -------    -------     -------   -------
          Net interest income..........   $ 6,210     $ (824)  $ 7,034    $ 6,541     $(2,009)  $ 8,550
                                          =======     ======   =======    =======     =======   =======

- ---------------

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

     During the next twelve months approximately $127.0 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2000, was
 .80, indicating a liability sensitive position. The Corporation's gap position is closely matched during the first ninety days of 2001 with a gap ratio of .96. For the period ending December 31, 2001, the Corporation's interest rate risk model, which relies on management's growth assumptions, indicates that projected net interest income will increase on an annual basis by 8.9%, or approximately $3.8 million, assuming an instantaneous increase in interest rates of 200 basis points. Assuming an instantaneous decrease of 200 basis points, projected net interest income is expected to decrease on an annual basis by 11.3%, or approximately $4.9 million. The effect on net interest income produced by these scenarios is within the Corporation's policy.

     The Corporation attempts to manage the one-year gap position as close to even as possible. This ensures the Corporation of avoiding wide variances in case of a rapid change in its interest rate environment. Also, certain products that are classified as being rate sensitive do not reprice on a contractual basis. These products include regular savings, interest-bearing transaction accounts, money market and now accounts. The rates paid on these accounts are typically not related directly to market interest rates, and management exercises some discretion in adjusting these rates as market rates change. In the event of a rapid shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

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

LIQUIDITY

     The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize its earnings by investing its excess funds in securities and other securitized loan assets with maturities matching its offsetting liabilities. See the "Selected Loan Maturity and Interest Rate Sensitivity" and the "Maturity Distribution of Investment Securities" tables.

     Historically, the Corporation has maintained a high loan-to-deposit ratio. To meet its short-term liquidity needs, the Corporation maintains core deposits and has borrowing capacity through the Federal Home Loan Bank ("FHLB"), federal funds lines and a line of credit with two regional banks. Long-term liquidity needs are met primarily through these sources, the repayment of loans and the maturity or sale of investment securities, including short-term investments.

FINANCIAL CONDITION

     Loans. Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. Loans involve inherent credit and liquidity risks which management attempts to control and counterbalance. At December 31, 2000, total loans net of unearned income were $808.2 million, an increase of $175.4 million from $632.8 million at December 31, 1999. This compares to increases of $200.9 million during 1999 from $431.9 million at December 31, 1998 and $149.0 million during 1998 from $282.9 million at December 31, 1997. For the three-year period ended December 31, 2000, these increases represent an annual compound growth rate of 41.9% with loans averaging $710.4 million during 2000 compared to $535.8 million during 1999 and $340.8 million during 1998. The average yield of the loan portfolio was 9.64%, 9.19% and 10.07% for the periods ending December 31, 2000, 1999 and 1998, respectively. Loan growth during the three-year period ended December 31, 2000 was generated primarily through internal growth in the

Birmingham, Alabama and Florida markets. During this period approximately $42 million in loan growth was attributable to cash purchases of existing banks and branches.

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
Commercial, industrial and
  agricultural......................  $245,154    $207,620    $158,855    $ 96,783    $ 74,083
Real estate -- construction.........   100,448      59,496      36,121      17,730       5,604
Real estate -- mortgage.............   373,509     282,717     152,732     115,790      87,474
Consumer............................    84,129      74,769      75,796      51,471      45,701
Other...............................     5,725       8,802       9,671       2,995       2,861
                                      --------    --------    --------    --------    --------
          Total loans...............   808,965     633,404     433,175     284,769     215,723
Unearned income.....................      (820)       (627)     (1,244)     (1,867)     (2,190)
Allowance for loan losses...........    (8,959)     (8,065)     (6,466)     (3,741)     (2,522)
                                      --------    --------    --------    --------    --------
  Net loans.........................  $799,186    $624,712    $425,465    $279,161    $211,011
                                      ========    ========    ========    ========    ========

     The repayment of loans as they mature is a source of liquidity for the Corporation. The following table sets forth the Corporation's loans in selected categories maturing within specified intervals at December 31, 2000.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

                                               MATURITY                             RATE STRUCTURE FOR LOANS
                         -----------------------------------------------------       MATURING OVER ONE YEAR
                                    OVER ONE YEAR                                -------------------------------
                         ONE YEAR   THROUGH FIVE                                 PREDETERMINED     FLOATING OR
                         OR LESS        YEARS       OVER FIVE YEARS    TOTAL     INTEREST RATE   ADJUSTABLE RATE
                         --------   -------------   ---------------   --------   -------------   ---------------
Commercial, industrial
  and agricultural.....  $121,491     $114,549          $ 9,114       $245,154     $101,069          $22,594
Real estate --
  construction.........    69,834       25,753            4,861        100,448       22,771            7,843
                         --------     --------          -------       --------     --------          -------
                         $191,325     $140,302          $13,975       $345,602     $123,840          $30,437
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

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 DECEMBER 31,
                       -------------------------------------------------------------------------------------------------
                             2000                1999                1998                1997                1996
                       -----------------   -----------------   -----------------   -----------------   -----------------
                                PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
                                CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                       AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                       ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                            (DOLLARS IN THOUSANDS)
Domestic Commercial,
  industrial and
  agricultural.......  $5,689     30.3%    $4,460     32.8%    $3,119     36.7%    $1,583     34.0%    $ 983      34.3%
  Real estate --
    construction.....    392      12.4       223       9.4       181       8.3       151       6.2        70       2.6
  Real estate --
    mortgage.........    916      46.2       871      44.6       826      35.3     1,296      40.7       919      40.6
  Consumer...........  1,822      10.4     2,452      11.8     2,295      17.5       686      18.1       532      21.2
  Other..............     50        .7        --       1.4        --       2.2        --       1.0        --       1.3
  Unallocated........     90        --        59        --        45        --        25        --        18        --
                       ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                       $8,959    100.0%    $8,065    100.0%    $6,466    100.0%    $3,741    100.0%    $2,522    100.0%
                       ======    =====     ======    =====     ======    =====     ======    =====     ======    =====

     Net charge-offs decreased 16.0% from $4.8 million in 1999 to $4.1 million in 2000. The ratio of net charge-offs to average loans averaged .67% for the five year period ended December 31, 2000, with a ratio of .57% in 2000 and .90% in 1999. Historically, net charge-offs have been more significant for commercial and consumer loans. Net charge-offs during 2000 are more reflective of historical averages because net charge-offs during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer. The Corporation believes that in future periods loan losses should reflect amounts that are similar to its historical averages, exclusive of 1999.

     The allowance as a percentage of loans at December 31, 2000 was 1.11%. The allowance as a percentage of loans for the five-year period ending December 31, 2000 has averaged 1.25%. Allowance for loan losses as a percentage of non-performing loans decreased to 90.85% at December 31, 2000 from 216.22% at December 31, 1999. Nonperforming loans increased $6.2 million to $9.9 million as of December 31, 2000 from $3.7 million as of December 31, 1999. As a percent of net loans, nonperforming loans increased from .59% at December 31, 1999 to 1.22% at December 31, 2000. The increase in nonperforming loans during 2000 includes a single credit, secured by real estate, totaling $4.9 million which management believes is fully recoverable. The allowance for loan losses as a percent of nonperforming loans, excluding this credit, was 181.6% as of December 31, 2000.

     The following table summarizes certain information with respect to the Corporation's allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                      YEAR
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year......................................  $  8,065   $  6,466   $  3,741   $  2,522   $  2,072
Allowance of acquired bank..................        --      3,591        368         --         --
Charge-offs:
  Commercial, industrial and agricultural...     3,133      4,531      1,256        795        114
  Real estate...............................       756        286        359         81         56
  Consumer..................................       726        975      1,291        883        789
                                              --------   --------   --------   --------   --------
          Total charge-offs.................     4,615      5,792      2,906      1,759        959
Recoveries:
  Commercial, industrial and agricultural...       193        418        108         42         24
  Real estate...............................        87        172         86         23          5
  Consumer..................................       268        360        412        228        144
                                              --------   --------   --------   --------   --------
          Total recoveries..................       548        950        606        293        173
Net charge-offs.............................     4,067      4,842      2,300      1,466        786
Provision for loan losses...................     4,961      2,850      4,657      2,685      1,236
                                              --------   --------   --------   --------   --------
Allowance for loan losses at end of year....  $  8,959   $  8,065   $  6,466   $  3,741   $  2,522
                                              ========   ========   ========   ========   ========
Loans at end of period, net of unearned
  income....................................  $808,145   $632,777   $431,931   $282,902   $213,533
Average loans, net of unearned income.......   710,414    535,754    340,813    254,146    175,772
Ratio of ending allowance to ending loans...      1.11%      1.27%      1.50%      1.32%      1.18%
Ratio of net charge-offs to average loans...       .57%      0.90%      0.67%      0.58%      0.45%
Net charge-offs as a percentage of:
  Provision for loan losses.................     81.98%    169.89%     49.39%     54.60%     63.59%
  Allowance for loan losses.................     45.40%     60.04%     35.57%     39.19%     31.17%
Allowance for loan losses as a percentage of
  nonperforming loans.......................     90.85%    216.22%    172.93%    146.42%    111.49%

     Nonperforming Loans. The following table represents the Corporation's nonperforming loans for the dates indicated.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                       DECEMBER 31,
                                                        ------------------------------------------
                                                         2000     1999     1998     1997     1996
                                                        ------   ------   ------   ------   ------
                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual............................................  $9,340   $3,097   $1,496   $1,169   $1,562
Past due (contractually past due 90 days or more).....     334      575    2,243    1,386      700
Restructured..........................................     187       58       --       --       --
                                                        ------   ------   ------   ------   ------
                                                        $9,861   $3,730   $3,739   $2,555   $2,262
                                                        ======   ======   ======   ======   ======

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

     Investment Securities. The investment securities portfolio is a significant component of the Corporation's total earning assets. Total securities averaged $81.0 million in 2000, compared to $86.6 million in 1999 and $109.1 million in 1998. The investment securities portfolio produced average tax equivalent yields of 6.71%, 6.40% and 6.32% for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Corporation's securities portfolio had an amortized cost of $96.3 million.

     The following table sets forth the amortized costs of the securities held by the Corporation at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                   DECEMBER 31,
                                              ------------------------------------------------------
                                                  HELD TO MATURITY           AVAILABLE FOR SALE
                                              ------------------------   ---------------------------
                                               2000     1999     1998     2000      1999      1998
                                              ------   ------   ------   -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies..................  $   --   $   --   $   --   $39,407   $11,645   $20,965
State and political subdivisions............   2,867    3,711    4,124    12,844    13,991    18,345
Mortgage-backed securities..................   1,522    1,766    2,602    38,091    42,292    48,894
Other investments...........................      --       --       --     1,516     1,090     3,095
                                              ------   ------   ------   -------   -------   -------
          Total investment securities.......  $4,389   $5,477   $6,726   $91,858   $69,018   $91,299
                                              ======   ======   ======   =======   =======   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 2000.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                                 MATURING
                                          ---------------------------------------------------------------------------------------
                                                             AFTER ONE BUT    AFTER FIVE BUT
                                            WITHIN ONE        WITHIN FIVE       WITHIN TEN         AFTER TEN
                                               YEAR              YEARS             YEARS             YEARS             TOTAL
                                          ---------------   ---------------   ---------------   ---------------   ---------------
                                          AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                                          -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                                                          (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Agencies.........................  $13,917   6.13%   $ 6,444   5.87%   $18,050   6.55%   $   996   6.80%   $39,407   6.30%
  State and political subdivision.......      175   4.97      1,481   6.49      1,252   4.83      9,936   5.25     12,844   5.35
  Mortgage-backed securities............      278   6.33      3,370   6.13      4,012   7.00     30,431   5.83     38,091   5.98
  Other securities......................       --     --        401   6.42        266   5.51        849   9.88      1,516   8.20
                                          -------           -------           -------           -------           -------
        Total...........................  $14,370   6.12%   $11,696   6.05%   $23,580   6.52%   $42,212   5.80%   $91,858   6.07%
                                          =======   ====    =======   ====    =======   ====    =======   ====    =======   ====
Securities held to maturity:
  State and political subdivision.......  $   860   4.95%   $ 1,737   4.76%   $   270   5.37%   $    --    --%    $ 2,867   4.87%
  Mortgage-backed securities............        7   5.77         23   7.50        102   7.15      1,390   6.64      1,522   6.69
                                          -------           -------           -------           -------           -------
        Total...........................  $   867   4.96%   $ 1,760   4.83%   $   372   5.65%   $ 1,390   6.64%   $ 4,389   5.50%
                                          =======   ====    =======   ====    =======   ====    =======   ====    =======   ====

     Short-Term Investments. Short-term investments as of December 31, 2000 consisted of federal funds sold of $3.1 million compared to $5.8 million as of December 31, 1999. Federal funds sold averaged $14.6 million during 2000, compared to $15.1 million in 1999 and $27.2 million in 1998 and produced average yields of 6.36%, 5.04%, and 5.49%, respectively. Federal funds are a primary source of the Corporation's liquidity and are generally invested on an overnight basis. In addition to federal funds sold, the Corporation will also invest in short-term commercial paper. As of December 31, 2000, the Corporation did not hold any commercial paper, as compared to December 31, 1999, commercial paper totaled $14.5 million, all of which matured January, 2000.

     In addition to liquidity management, the Corporation also utilizes short-term investments when the level of funds committed to lending and investment portfolios change, or the level of deposit generation changes.

     Deposits. During 2000, average total deposits increased $145.6 million, or 24.4% to $742.8 million, from $597.2 million in 1999. During 1999, average total deposits increased $141.4 million, or 31.0% from $455.8 million in 1998, which increased $94.7 million, or 26.2% from $361.1 million in 1997. The increase in average deposits for the three-year period ended December 31, 2000 represents an average annual compound growth rate of 27.2%. Deposit growth during this three-year period has been generated primarily through internal growth in the Corporation's various markets. Deposit growth attributed to the cash purchase of existing banks and branches totaled approximately $94.0 million dollars during the same period.

     The following table sets forth average deposits of the Corporation by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                             AVERAGE FOR THE YEAR
                                  ---------------------------------------------------------------------------
                                           2000                      1999                      1998
                                  -----------------------   -----------------------   -----------------------
                                    AVERAGE                   AVERAGE                   AVERAGE
                                    AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                                  OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                                  -----------   ---------   -----------   ---------   -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits......................   $ 91,420         --%      $ 81,500         --%      $ 61,624         --%
Interest-bearing demand
  deposits......................    172,579       3.79        149,755       3.42        106,691       3.31
Savings deposits................     35,141       2.99         32,248       2.91         30,155       2.95
Time deposits...................    443,686       6.17        333,720       5.40        257,360       5.91
                                   --------       ----       --------       ----       --------       ----
          Total average
            deposits............   $742,826       4.71%      $597,223       4.04%      $455,830       4.30%
                                   ========       ====       ========       ====       ========       ====

     Noninterest bearing deposits totaled $88.9 million at December 31, 2000, an increase of 6.2%, or $5.1 million from $83.7 million at December 31, 1999. Of the $5.1 million increase in noninterest bearing deposits, 41.2%, or $2.1 million were generated in branches located in the Alabama region, the other 58.8%, or $3.0 million were generated in branches in the Florida region. Noninterest bearing deposits comprised 10.8% of total deposits at, December 31, 2000, compared to 12.3% at December 31, 1999.

     Interest bearing deposits totaled $738.4 million at December 31, 2000, an increase of 23.3%, or $139.6 million from $598.8 million at December 31, 1999. The $139.6 million increase in interest bearing deposits from December 31, 1999 was generated primarily in branches located in the Alabama region and includes brokered deposits totaling $46.1 million. These brokered deposits carry an average rate of 6.8% and mature as follows: second quarter 2001, $25.9 million; fourth quarter 2001, $14.9 million; and second quarter 2002, $5.3 million.

     During 2000, average interest bearing deposits increased $135.7 million, or 26.3% to $651.4 million, from $515.7 million in 1999, compared to an increase during 1999 of $121.5 million, or 30.8% from $394.2 million in 1998, which increased $83.1 million, or 26.7% from $311.1 million in 1997. Interest bearing deposits comprised 89.2% of total deposits at December 31, 2000, compared to 87.7% at December 31, 1999 and carried an average rate of 5.37%, 4.65% and 4.97% for the years ended December 31, 2000, 1999 and 1998, respectively.

     Deposits, and particularly core deposits, have historically been the Corporation's primary source of funding and have enabled the Corporation to meet successfully both its short-term and long-term liquidity needs. These core deposits represent 71.4% of the Corporation's total deposits at December 31, 2000. The Corporation anticipates that such deposits will continue to be its primary source of funding in the future. The Corporation's loan-to-deposit ratio was 97.7% at December 31, 2000, compared to 92.7% at December 31,

]1999. The maturity distribution of the Corporation's time deposits over $100,000 at December 31, 2000 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

               AT DECEMBER 31, 2000
- ---------------------------------------------------
 UNDER       3-6      6-12       OVER
3 MONTHS   MONTHS    MONTHS    12 MONTHS    TOTAL
- --------   -------   -------   ---------   --------
              (DOLLARS IN THOUSANDS)
$61,432    $49,365   $75,360    $50,490    $236,647
=======    =======   =======    =======    ========

     Approximately 26.0% of the Corporation's time deposits over $100,000 had scheduled maturities within three months. The Corporation believes that large denomination certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

     Borrowed Funds. During 2000, average borrowed funds increased $35.9 million, or 72.1% to $85.8 million, from $49.9 million during 1999, which increased $38.3 million, or 331.9% from $11.5 million during 1998. The average rate paid on borrowed funds during 2000, 1999 and 1998 was 5.78%, 5.31% and 5.11%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are critical to the Corporation's maintenance of short-term and long-term liquidity.

     Borrowed funds as of December 31, 2000 consist primarily of advances from the FHLB. The following is a summary, by year of maturity, of advances from the FHLB as of December 31, 2000 and 1999 (in thousands):

                                                    2000                      1999
                                          ------------------------   -----------------------
                                            WEIGHTED                   WEIGHTED
YEAR                                      AVERAGE RATE    BALANCE    AVERAGE RATE    BALANCE
- ----                                      ------------    --------   ------------    -------
2000....................................        --%       $     --       6.07%       $ 1,000
2003....................................      4.99          15,660       5.05         17,660
2004....................................      5.21          25,000       5.21         25,000
2005....................................      6.32          32,800         --             --
2008....................................      5.52           2,500       5.52          2,500
2009....................................      5.25           2,000       5.18         16,340
2010....................................      6.18          26,340         --             --
                                              ----        --------       ----        -------
          Total.........................      5.78%       $104,300       5.20%       $62,500
                                              ====        ========       ====        =======

     The above schedule is by contractual maturity. Certain advances are subject to call dates as follows: year 2001, $21,340,000; 2002, $58,000,000; 2003,
$18,160,000, 2004, $2,000,000 and 2005, $4,800,000.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans, all with a carrying value of approximately $171.8 million at December 31, 2000. The Corporation has remaining approximately $32.0 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     As of December 31, 2000, the Corporation has available $15.0 million under a line of credit with two regional banks. Interest is one and one quarter (1.25%) percentage points in excess of the applicable LIBOR Index Rate. The line matures May 1, 2001.

     The Corporation also has available approximately $25.3 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Guaranteed Preferred Beneficial Interest in the Corporation's Subordinated Debentures. On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust wholly-owned by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

     A portion of the proceeds from the offering were used to repay approximately $10,400,000 of borrowings under the Corporation's line of credit with the balance to be used for general corporate purposes including additional capital investment in The Bank.

     Stockholder's Equity. Stockholder's equity increased $6.0 million during 2000 to $74.9 million at December 31, 2000 from $68.9 million at December 31, 1999. The increase in stockholder's equity during 2000 primarily consisted of $4.4 million net income and $1.9 million unrealized gain on securities available for sale, net of taxes.

     Regulatory Capital. The table below represents the Corporation's and its subsidiary's actual regulatory and minimum regulatory capital requirements at December 31, 2000 (dollars in thousands):

                                                          FOR CAPITAL
                                                           ADEQUACY          TO BE WELL
                                         ACTUAL            PURPOSES          CAPITALIZED
                                     ---------------    ---------------    ---------------
                                     AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                     -------   -----    -------   -----    -------   -----
Total Risk-Based Capital
  Corporation......................  $92,534   11.36%   $65,173   8.00%    $81,466   10.00%
  The Bank.........................   83,457   10.22     65,302   8.00      81,627   10.00
Tier 1 Risk-Based Capital
  Corporation......................   83,577   10.26     32,587   4.00      48,880    6.00
  The Bank.........................   74,500    9.13     32,651   4.00      48,976    6.00
Leverage Capital
  Corporation......................   83,577    8.47     39,490   4.00      49,362    5.00
  The Bank.........................   74,500    7.61     39,180   4.00      48,974    5.00

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

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   28
Consolidated Statements of Financial Condition..............   32
Consolidated Statements of Income...........................   33
Consolidated Statements of Cash Flows.......................   34
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   36
Notes to Consolidated Financial Statements..................   37

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Emerald Coast Bancshares, Inc., C&L Bank of Blountstown and C&L Banking Corporation as of and for the year ended December 31, 1998, which statements combined reflect net interest income constituting 33% of the related consolidated totals in 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Emerald Coast Bancshares, Inc, C&L Bank of Blountstown and C&L Banking Corporation, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Birmingham, Alabama
March 1, 2001

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

                                          William, Cox, Weidner and Cox

March 3, 1999

Marianna, Florida

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
                                                              (AMOUNTS IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $   36,691    $ 31,825
Interest bearing deposits in other banks....................       2,427       1,862
Federal funds sold..........................................       3,120       5,843
Short-term commercial paper.................................          --      14,484
Securities available for sale...............................      91,316      65,439
Securities held to maturity (fair value of $4,317,000 and
  $5,411,000 in 2000 and 1999, respectively)................       4,389       5,477
Mortgage loans held for sale................................       4,324       2,127
Loans.......................................................     808,965     633,404
Unearned income.............................................        (820)       (627)
                                                              ----------    --------
Loans, net of unearned income...............................     808,145     632,777
Allowance for loan losses...................................      (8,959)     (8,065)
                                                              ----------    --------
          Net loans.........................................     799,186     624,712
Premises and equipment, net.................................      43,957      37,734
Accrued interest receivable.................................       8,615       6,286
Stock in FHLB and Federal Reserve Bank......................       6,922       3,461
Other assets................................................      28,268      28,177
                                                              ----------    --------
                                                              $1,029,215    $827,427
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing demand................................  $   88,910    $ 83,733
  Interest bearing demand...................................     178,221     160,044
  Savings...................................................      33,886      33,998
  Time deposits $100,000 and over...........................     236,647     180,641
  Other time................................................     289,640     224,101
                                                              ----------    --------
          Total deposits....................................     827,304     682,517
Advances from FHLB..........................................     104,300      62,500
Other borrowed funds........................................         534         295
Notes payable...............................................          --       7,104
Accrued expenses and other liabilities......................       7,202       6,163
                                                              ----------    --------
          Total liabilities.................................     939,340     758,579
Guaranteed preferred beneficial interests in the
  Corporation's subordinated debentures.....................      15,000          --
Stockholders' equity:
  Preferred stock, par value $.001 per share; shares
     authorized 5,000,000; shares issued -0-................          --          --
  Common stock, par value $.001 per share; shares authorized
     25,000,000; shares issued 14,385,021; outstanding
     14,345,021 in 2000 and 14,385,021 in 1999..............          14          14
  Surplus...................................................      47,756      47,756
  Retained earnings.........................................      27,640      23,283
  Accumulated other comprehensive loss......................        (325)     (2,205)
  Treasury stock, at cost -- 40,000 and -0- shares,
     respectively...........................................        (210)         --
                                                              ----------    --------
          Total stockholders' equity........................      74,875      68,848
                                                              ----------    --------
                                                              $1,029,215    $827,427
                                                              ==========    ========

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans................................  $68,467   $49,244   $34,310
  Interest on taxable securities............................    4,314     4,141     5,493
  Interest on tax exempt securities.........................      737       924       925
  Interest on federal funds sold............................      930       763     1,492
  Interest and dividends on other investments...............      587       485       252
                                                              -------   -------   -------
          Total interest income.............................   75,035    55,557    42,472
Interest expense:
  Interest on deposits......................................   34,967    24,101    19,616
  Interest expense on advances from FHLB and other borrowed
     funds..................................................    4,954     2,648       590
                                                              -------   -------   -------
          Total interest expense............................   39,921    26,749    20,206
                                                              -------   -------   -------
Net interest income.........................................   35,114    28,808    22,266
Provision for loan losses...................................    4,961     2,850     4,657
                                                              -------   -------   -------
Net interest income after provision for loan losses.........   30,153    25,958    17,609
Noninterest income:
  Service charges and fees..................................    3,986     3,350     3,007
  Mortgage banking income...................................    1,654     1,409       232
  Securities gains..........................................      131        83       279
  Other.....................................................    2,051     1,322       563
                                                              -------   -------   -------
          Total noninterest income..........................    7,822     6,164     4,081
Noninterest expense:
  Salaries and employee benefits............................   16,101    13,421    10,629
  Occupancy and equipment...................................    5,893     5,242     3,432
  Merger related costs......................................        -       744     1,466
  Other.....................................................   10,124     9,275     6,602
                                                              -------   -------   -------
          Total noninterest expenses........................   32,118    28,682    22,129
                                                              -------   -------   -------
Distributions on trust preferred securities.................      504         -         -
                                                              -------   -------   -------
Income (loss) before income taxes...........................    5,353     3,440      (439)
Income tax expense (benefit)................................      996       520      (724)
                                                              -------   -------   -------
Net income..................................................  $ 4,357   $ 2,920   $   285
                                                              =======   =======   =======
Average common shares outstanding...........................   14,384    14,335    13,115
Average common shares outstanding, assuming dilution........   14,387    14,362    13,210
Basic net income per common share...........................  $   .30   $   .20   $   .02
Diluted net income per common share.........................      .30       .20       .02

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $   4,357   $   2,920   $     285
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................      2,598       2,194       1,786
  Net (accretion) amortization of securities................       (371)        (69)        301
  Gain on sale of securities available for sale.............       (131)        (83)       (279)
  Provision for loan losses.................................      4,961       2,850       4,657
  Decrease in accrued interest receivable...................     (2,329)     (1,055)       (326)
  Deferred income tax (benefit) expense.....................     (1,286)         46      (1,977)
  (Increase) decrease in mortgage loans held for sale.......     (2,197)      2,772      (4,899)
  Other operating activities, net...........................      2,429        (826)      1,382
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........      8,031       8,749         930
INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits in other
  banks.....................................................       (565)       (814)        435
Decrease in federal funds sold..............................      2,723      22,422      19,705
Decrease (increase) in short-term commercial paper..........     14,719     (14,151)         --
Proceeds from sale of subsidiary's net assets...............         --       3,392          --
Proceeds from sales of securities available for sale........      4,578      18,283      65,170
Proceeds from maturities of securities available for sale...     13,244      19,426      39,509
Proceeds from maturities of securities held to maturity.....      1,076       1,231      15,926
Purchase of securities available for sale...................    (40,385)    (12,499)    (78,833)
Purchase of securities held to maturity.....................         --          --     (23,520)
Net increase in loans.......................................   (179,647)   (178,349)   (138,013)
Net cash received (paid) in business combinations...........         --      11,893      (5,786)
Purchase of premises and equipment..........................     (9,605)     (8,312)    (14,740)
Proceeds from sale of bank premises.........................         --          --       3,795
Other investing activities, net.............................     (3,461)     (9,804)     (3,447)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (197,323)   (147,282)   (119,799)

                     THE BANC CORPORATION AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................    23,242      6,450     67,170
Net increase in time deposits...............................   121,545     87,392     33,068
Increase in FHLB advances...................................    41,800     39,340     23,160
Net (decrease) increase in note payable.....................    (7,104)     7,104         --
Payments of other borrowed funds............................      (115)    (3,405)    (4,529)
Proceeds from trust preferred securities....................    15,000         --         --
Proceeds from issuance and reissuance of common stock.......        --      2,170     12,279
Purchase of treasury stock..................................      (210)        --         --
Dividends paid by pooled subsidiary.........................        --         --       (231)
                                                              --------   --------   --------
Net cash provided by financing activities...................   194,158    139,051    130,917
                                                              --------   --------   --------
Increase in cash and due from banks.........................     4,866        518     12,048
Cash and due from banks at beginning of year................    31,825     31,307     19,259
                                                              --------   --------   --------
Cash and due from banks at end of year......................  $ 36,691   $ 31,825   $ 31,307
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $ 38,132   $ 25,888   $ 19,710
  Income taxes..............................................     1,523      1,168      1,042
Sale of subsidiary's net assets financed by the
  Corporation...............................................        --      2,202         --
Assets acquired in business combinations....................        --     60,097     43,413
Liabilities assumed in business combinations................        --     58,353     36,113
Minority interest in subsidiary acquired by issuing common
  stock.....................................................        --         95        130

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    ACCUMULATED
                                                                       OTHER
                                                                   COMPREHENSIVE                  TOTAL
                                     COMMON             RETAINED      INCOME       TREASURY   STOCKHOLDERS'
                                     STOCK    SURPLUS   EARNINGS      (LOSS)        STOCK        EQUITY
                                     ------   -------   --------   -------------   --------   -------------
Balance at January 1, 1998.........   $12     $33,085   $20,358       $   261       $  --        $53,716
  Comprehensive income:
     Net income....................    --          --       285            --          --            285
     Other comprehensive loss net
       of tax benefit of $111;
       unrealized losses on
       securities available for
       sale, arising during the
       period, net of
       reclassification
       adjustment..................    --          --        --          (163)         --           (163)
                                                                                                 -------
  Comprehensive income.............                                                                  122
  Issuance of 1,526,054 shares of
     common stock, net of direct
     costs.........................     2      12,116        --            --          --         12,118
  Stock options exercised..........    --         177        --            --          --            177
  Restricted shares issued by
     pooled subsidiary.............    --         114        --            --          --            114
  Redemption of common stock by
     pooled subsidiary.............    --          --       (49)           --          --            (49)
  Dividends declared by pooled
     subsidiaries..................    --          --      (231)           --          --           (231)
                                      ---     -------   -------       -------       -----        -------
Balance at December 31, 1998.......    14      45,492    20,363            98          --         65,967
  Comprehensive income:
     Net income....................    --          --     2,920            --          --          2,920
     Other comprehensive loss net
       of tax benefit of $1,459;
       unrealized losses on
       securities available for
       sale, arising during the
       period, net of
       reclassification
       adjustment..................    --          --        --        (2,303)         --         (2,303)
                                                                                                 -------
  Comprehensive income.............                                                                  617
  Issuance of 174,500 shares of
     common stock, net of direct
     costs.........................    --       1,628        --            --          --          1,628
  Stock options exercised..........    --         636        --            --          --            636
                                      ---     -------   -------       -------       -----        -------
Balance at December 31, 1999.......    14      47,756    23,283        (2,205)         --         68,848
  Comprehensive income:
     Net income....................    --          --     4,357            --          --          4,357
     Other comprehensive loss net
       of tax benefit of $1,155;
       unrealized gains on
       securities available for
       sale, arising during the
       period, net of
       reclassification
       adjustment..................    --          --        --         1,880          --          1,880
                                                                                                 -------
  Comprehensive income.............                                                                6,237
  Purchase of 40,000 shares of
     treasury stock................    --          --        --            --        (210)          (210)
                                      ---     -------   -------       -------       -----        -------
Balance at December 31, 2000.......   $14     $47,756   $27,640       $  (325)      $(210)       $74,875
                                      ===     =======   =======       =======       =====        =======

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Banc Corporation ("Corporation"), through its subsidiaries, provides a full range of banking and bank-related services to individual and corporate customers across Alabama and the panhandle of Florida. The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies.

BASIS OF PRESENTATION

     The Corporation's consolidated financial statements have been retroactively restated to reflect the pooling of interest business combinations with Emerald Coast Bancshares, Inc. ("Emerald"), which was consummated in the first quarter of 1999, and C&L Banking Corporation ("C&L") and C&L Bank of Blountstown ("Blountstown"), which were consummated in the second quarter of 1999. In addition, Blountstown was immediately merged into C&L's subsidiary to form a single bank subsidiary, the C&L Bank of Bristol.

     On July 13, 1999, the Corporation acquired BankersTrust of Alabama, Inc. ("BankersTrust") in a business combination accounted for as a purchase. As such, the Corporation's consolidated financial statements include the results of operations of BankersTrust only from its date of acquisition. See Note 14 for more disclosure regarding the Corporation's business combinations.

     In June, 2000, the Corporation combined its three banking subsidiaries to form a single bank. This merger did not have any effect on the current or prior year consolidated financial statements.

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

     The Corporation's banking subsidiary is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The average amount of the reserves at December 31, 2000 was $4,421,000.

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

     Management reviews the adequacy of the allowance on a monthly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, are subject to review by the Corporation's internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Regulatory reserve percentages are applied to these categories to estimate the amount of loan loss. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors.

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

     The Corporation reviews on a regular basis the carrying value of goodwill to determine if any impairment has occurred or if the period of recoverability has changed. If this review indicates that goodwill will not be recoverable, the carrying value of the goodwill will be written off in the current period. At December 31, 2000 and 1999 goodwill, net of accumulated amortization totaled $6,648,000 and $7,219,000, respectively.

OTHER REAL ESTATE

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or net realizable value in other assets. At the date of acquisition, losses are charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of other real estate are included in other expense. Other real estate totaled $2,706,000 and $2,185,000 at December 31, 2000 and 1999, respectively.

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

     Statement 123 requires the disclosure of pro forma net income and earnings per share determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions. Because these assumptions are subjective, the effects of applying Statement 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years (see Note 9).

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

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Corporation will adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. Because the Corporation has not entered into any derivative transactions, the adoption of this statement will not have a material impact on the financial statements.

     In September, 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140), was issued by the FASB. Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The adoption of Statement 140 will not have a material impact on the Corporation's financial condition or results of operations.

2. INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2000 are as follows:

                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities...............................  $ 39,407       $ 33         $196       $39,244
  State, county and municipal securities...............    12,844         69           91        12,822
  Mortgage-backed securities...........................    38,091        109          462        37,738
  Corporate debt.......................................       401          3           --           404
  Other securities.....................................     1,115         --            7         1,108
                                                         --------       ----         ----       -------
          Total........................................  $ 91,858       $214         $756       $91,316
                                                         ========       ====         ====       =======
Investment securities held to maturity:
  State, county and municipal securities...............  $  2,867       $ 38         $ --       $ 2,905
  Mortgage-backed securities...........................     1,522          5          115         1,412
                                                         --------       ----         ----       -------
          Total........................................  $  4,389       $ 43         $115       $ 4,317
                                                         ========       ====         ====       =======

                     THE BANC CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES -- (CONTINUED)

     The amounts at which investment securities are carried and their approximate fair values at December 31, 1999 are as follows:

                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
Investment securities available for sale:
  Equity securities....................................  $    370       $ --        $   33      $   337
  U.S. Treasury and agency securities..................    11,645         --           650       10,995
  State, county and municipal securities...............    13,991         93         1,043       13,041
  Mortgage-backed securities...........................    42,292         38         1,975       40,355
  Corporate debt.......................................       453         --             9          444
  Other securities.....................................       267         --            --          267
                                                         --------       ----        ------      -------
          Total........................................  $ 69,018       $131        $3,710      $65,439
                                                         ========       ====        ======      =======
Investment securities held to maturity:
  State, county and municipal securities...............  $  3,711       $ 20        $    3      $ 3,728
  Mortgage-backed securities...........................     1,766          2            85        1,683
                                                         --------       ----        ------      -------
          Total........................................  $  5,477       $ 22        $   88      $ 5,411
                                                         ========       ====        ======      =======

     Securities with an amortized cost of $77,427,000 and $36,450,000 at December 31, 2000 and 1999, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

     The amortized cost and estimated fair values of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            SECURITIES HELD        SECURITIES AVAILABLE
                                                              TO MATURITY                FOR SALE
                                                         ----------------------   ----------------------
                                                         AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                           COST      FAIR VALUE     COST      FAIR VALUE
                                                         ---------   ----------   ---------   ----------
                                                                         (IN THOUSANDS)
Due in one year or less................................   $  860       $  861      $14,092     $14,104
Due after one year through five years..................    1,737        1,766        8,327       8,293
Due after five years through ten years.................      270          278       19,568      19,476
Due after ten years....................................       --           --       11,780      11,705
Mortgage-backed securities.............................    1,522        1,412       38,091      37,738
                                                          ------       ------      -------     -------
                                                          $4,389       $4,317      $91,858     $91,316
                                                          ======       ======      =======     =======

     Gross realized gains on sales of investment securities available for sale in 2000, 1999 and 1998 were $169,000, $170,000 and $391,000, respectively, and gross realized losses for the same periods were $38,000, $87,000 and $112,000, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES -- (CONTINUED)

     The components of other comprehensive income (loss) for the years ended December 31, 2000 and 1999 are as follows:

                                                            PRE-TAX       INCOME TAX         NET OF
                                                             AMOUNT    (BENEFIT) EXPENSE   INCOME TAX
                                                            --------   -----------------   ----------
                                                                         (IN THOUSANDS)
2000
Unrealized gain on available for sale securities..........  $ 3,166         $ 1,205         $ 1,961
Less: reclassification adjustment for gains realized in
  net income..............................................      131              50              81
                                                            -------         -------         -------
     Net unrealized gain..................................  $ 3,035         $ 1,155         $ 1,880
                                                            =======         =======         =======
1999
Unrealized loss on available for sale securities..........  $(3,679)        $(1,427)        $(2,252)
Less: reclassification adjustment for gains realized in
  net income..............................................       83              32              51
                                                            -------         -------         -------
     Net unrealized loss..................................  $(3,762)        $(1,459)        $(2,303)
                                                            =======         =======         =======
1998
Unrealized gain on available for sale securities..........  $     5         $     -         $     5
Less: reclassification adjustment for gains realized in
  net income..............................................      279             111             168
                                                            -------         -------         -------
     Net unrealized loss..................................  $  (274)        $  (111)        $  (163)
                                                            =======         =======         =======

3. LOANS

     At December 31, 2000 and 1999 the composition of the loan portfolio was as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Commercial, industrial and agricultural.....................  $245,154   $207,620
Real estate -- construction.................................   100,448     59,496
Real estate -- mortgage.....................................   373,509    282,717
Consumer....................................................    84,129     74,769
All other loans.............................................     5,725      8,802
                                                              --------   --------
Total loans.................................................  $808,965   $633,404
                                                              ========   ========

     At December 31, 2000 and 1999 the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $18,000,000 and $12,111,000, respectively. At December 31, 2000 and 1999, there was approximately $3,000,000 in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2000, 1999 and 1998 was approximately $15,100,000, $6,484,000 and $598,000, respectively. Interest income recognized on loans considered impaired totaled approximately $1,284,000 and $431,000 for the years ended December 31, 2000 and 1999, respectively. No material amount of interest income was recognized on impaired loans for the year ended December 31, 1998.

     The Corporation has no commitments to loan additional funds to the borrowers whose loans are on nonaccrual.

                     THE BANC CORPORATION AND SUBSIDIARIES

4. ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Balance at beginning of year..............................  $ 8,065   $ 6,466   $ 3,741
Allowance of acquired bank................................       --     3,591       368
Provision for loan losses.................................    4,961     2,850     4,657
Loan charge-offs..........................................   (4,615)   (5,792)   (2,906)
Recoveries................................................      548       950       606
                                                            -------   -------   -------
Balance at end of year....................................  $ 8,959   $ 8,065   $ 6,466
                                                            =======   =======   =======

5. PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 2000 and 1999 are as follows:

                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Land........................................................  $  5,371   $ 5,096
Premises....................................................    34,154    26,335
Furniture and equipment.....................................    13,607    12,303
                                                              --------   -------
                                                                53,132    43,734
Less accumulated depreciation and amortization..............   (10,470)   (7,822)
                                                              --------   -------
Net book value of premises and equipment in service.........    42,662    35,912
Real estate under renovation or held for sale...............     1,295     1,822
                                                              --------   -------
          Total.............................................  $ 43,957   $37,734
                                                              ========   =======

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,598,000, $2,194,000 and $1,786,000, respectively.

     The Corporation leases certain Florida branch buildings under operating leases expiring through 2003. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. In addition, three of the four building leases have two five-year renewal options.

     Future minimum lease payments under the operating leases are summarized as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
  2001......................................................  $  473
  2002......................................................     457
  2003......................................................     255
                                                              ------
          Total minimum lease payments......................  $1,185
                                                              ======

     Rental expense relating to operating leases amounted to approximately $757,003, $734,000 and $299,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

6. DEPOSITS

     The following schedule details interest expense on deposits:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Interest-bearing demand...................................  $ 6,541   $ 5,129   $ 3,529
Savings...................................................    1,052       938       889
Time deposits $100,000 and over...........................    8,257     7,275     4,721
Other time................................................   19,117    10,759    10,477
                                                            -------   -------   -------
          Total...........................................  $34,967   $24,101   $19,616
                                                            =======   =======   =======

     At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

2001........................................................  $403,801
2002........................................................    77,842
2003........................................................    23,218
2004........................................................     5,775
2005 and thereafter.........................................    15,651
                                                              --------
                                                              $526,287
                                                              ========

7. BORROWED FUNDS

     The following is a summary, by year of maturity, of advances from the Federal Home Loan Bank ("FHLB") as of December 31, 2000 and 1999 (in thousands):

                                                       2000                      1999
                                              -----------------------   ----------------------
                                                WEIGHTED                  WEIGHTED
YEAR                                          AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
- ----                                          ------------   --------   ------------   -------
2000........................................        -%       $      -      6.07%       $ 1,000
2003........................................      4.99         15,660       5.05        17,660
2004........................................      5.21         25,000       5.21        25,000
2005........................................      6.32         32,800          -             -
2008........................................      5.52          2,500       5.52         2,500
2009........................................      5.25          2,000       5.18        16,340
2010........................................      6.18         26,340          -             -
                                                             --------                  -------
          Total.............................      5.78       $104,300       5.20       $62,500
                                                             ========                  =======

     The above schedule is by contractual maturity. Call dates for the above are as follows: 2001, $21,340,000; 2002, $58,000,000; 2003, $18,160,000; 2004,
$2,000,000 and 2005, $4,800,000.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans all with a carrying value of approximately $171,776,000 at December 31, 2000.

     As of December 31, 1999 the Corporation had borrowed $7,104,000 under a $15,000,000 line of credit with a regional bank. Interest is one and one-quarter (1.25%) percentage points in excess of the applicable LIBOR Index Rate and the line matures May 1, 2001. The loan agreement contains various covenants pertaining to the maintenance of regulatory capital, specified levels of classified assets and the amount of stockholders' equity. The Corporation was in compliance with all covenants as of December 31, 1999. As of December 31, 2000 there were no outstanding balances under this line.

                     THE BANC CORPORATION AND SUBSIDIARIES

8. GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES

     On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier I capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option after ten years, subject to regulatory approval, or earlier, depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

     A portion of the proceeds from the offering were used to repay approximately $10,400,000 of borrowings under the Corporation's line of credit with the balance to be used for general corporate purposes including additional capital investment in the Corporation's bank subsidiary.

9. STOCK OPTION PLAN

     The Corporation has established a stock option plan for directors and certain key employees that provide for the granting of incentive and nonqualified options to purchase up to 1,500,000 shares of the Corporation's common stock. The terms of the options granted are determined by the compensation committee of the Board of Directors. All options granted have a maximum term of ten years, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the anniversary of the grant date.

     In addition, the Corporation assumed the Commerce Bank of Alabama Incentive Stock Compensation Plan ("Commerce Plan") concurrent with the Commerce merger. Options to purchase 82,396 shares of the Corporation's common stock have been granted under this plan, of which, 52,227 were exercised during 1999. No additional options may be granted under this plan.

                     THE BANC CORPORATION AND SUBSIDIARIES

9. STOCK OPTION PLAN -- (CONTINUED)

     For purposes of the following disclosures, the number and exercise prices for options granted under the Commerce Plan have been converted to equivalent amounts for the Corporation based on the exchange ratios in the merger.

                                                                 DECEMBER 31,
                                      ------------------------------------------------------------------
                                              2000                    1999                  1998
                                      ---------------------   --------------------   -------------------
                                                  WEIGHTED-              WEIGHTED-             WEIGHTED-
                                                   AVERAGE                AVERAGE               AVERAGE
                                                  EXERCISE               EXERCISE              EXERCISE
                                       NUMBER       PRICE      NUMBER      PRICE     NUMBER      PRICE
                                      ---------   ---------   --------   ---------   -------   ---------
Under option, beginning of year.....    715,669    $10.68      620,806    $ 9.52     202,589    $ 4.70
  Granted...........................    376,000      6.13      239,000     10.64     466,677     10.87
  Exercised.........................         --        --     (134,137)     4.74     (48,460)     3.65
  Forfeited.........................   (110,160)    10.19      (10,000)    11.00          --        --
                                      ---------               --------               -------
Under option, end of year...........    981,509      8.99      715,669     10.68     620,806      9.52
                                      =========               ========               =======
Exercisable at end of year..........    425,809                256,569               255,606
                                      =========               ========               =======
Weighted-average fair value per
  option of options granted during
  the year..........................  $    2.69               $   5.40               $  5.49
                                      =========               ========               =======

     A further summary about options outstanding at December 31, 2000 is as follows:

                                     OPTIONS OUTSTANDING
- ---------------------------------------------------------------------------------------------
                                                                   WEIGHTED-
                                                                    AVERAGE
                                                    NUMBER        CONTRACTUAL       NUMBER
EXERCISE PRICE                                    OUTSTANDING    LIFE IN YEARS    EXERCISABLE
- --------------                                    -----------    -------------    -----------
$ 6.00..........................................    226,500          9.55            45,300
  6.24..........................................     29,009          5.50            29,009
  6.31..........................................    125,000          9.46            25,000
  7.00..........................................     10,000          9.80             2,000
 10.50..........................................    150,500          8.62            60,200
 11.00..........................................    440,500          8.80           264,300
                                                    -------                         -------
                                                    981,509                         425,809
                                                    =======                         =======

                     THE BANC CORPORATION AND SUBSIDIARIES

9. STOCK OPTION PLAN -- (CONTINUED)

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2000, 1999 and 1998. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2000     1999    1998
                                                              ------   ------   -----
Net income (loss):
  As reported...............................................  $4,357   $2,920   $ 285
  Pro forma.................................................   3,344    2,379    (119)
Basic net income (loss) per share:
  As reported...............................................     .30      .20     .02
  Pro forma.................................................     .23      .17    (.01)
Diluted net income (loss) per share:
  As reported...............................................     .30      .20     .02
  Pro forma.................................................     .23      .17    (.01)

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for:

                                                              2000   1999   1998
                                                              ----   ----   ----
Risk free interest rate.....................................  5.34%  6.12%  6.44%
Volatility factory..........................................   .30%   .39%   .42%
Weighted average life of options (in years).................  6.00   6.50   6.00
Dividend yield..............................................  0.00%  0.00%  0.00%

10. RETIREMENT PLANS

     Warrior Savings Bank ("Warrior"), which merged with the Corporation on September 24, 1998, sponsored a defined benefit plan ("Plan") that provides retirement, disability and death benefits. All employees of Warrior over age 21 were eligible to participate in the plan after the completion of one year of service. The Corporation contributed amounts to the pension funds sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. The net periodic pension costs and the prepaid pension costs related to the Plan are not material to the Corporation's financial condition and results of operations. This plan was terminated in July 2000 and final distributions will be made in the first quarter of the year 2001.

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $108,000, $108,000 and $199,000 in 2000, 1999 and 1998, respectively.

     The Corporation has nonqualified benefit plans that are designed to provide retirement and death benefits to certain executive officers and directors. The benefit amounts are based on the excess amount earned on single premium life insurance policies owned by the Corporation. Under the plan, the Corporation recovers both its investment and opportunity costs before allocating any benefits to the participants. Benefit payments to participants are not guaranteed since they are dependent on the excess earnings generated by the life insurance policies. Payments under these plans are scheduled to begin in 2003 for some participants who will

                     THE BANC CORPORATION AND SUBSIDIARIES

10. RETIREMENT PLANS -- (CONTINUED)
reach retirement age. In connection with the plans, the Corporation has purchased single premium life insurance policies with cash surrender values of approximately $12,200,000 and $11,500,000 at December 31, 2000 and 1999,
respectively. Compensation expense related to these plans totaled $401,000 and $140,000 for 2000 and 1999, respectively.

11. INCOME TAXES

     The components of the income tax expense (benefit) are as follows (in thousands):

                                                               2000    1999    1998
                                                              ------   ----   -------
Current:
  Federal...................................................  $1,768   $320   $   706
  State.....................................................     514    154        92
                                                              ------   ----   -------
Total current expense.......................................   2,282    474       798
Deferred tax (benefit) expense..............................  (1,286)    46    (1,522)
                                                              ------   ----   -------
          Total income tax expense (benefit)................  $  996   $520   $  (724)
                                                              ======   ====   =======

     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000     1999
                                                              ------   ------
Deferred tax assets:
  Rehabilitation tax credit.................................  $2,823   $2,468
  Provision for loan losses.................................   2,633    1,664
  Alternative minimum tax credit carryover..................     143      143
  Unrealized loss on securities.............................     217    1,372
  Other.....................................................     464      171
                                                              ------   ------
Total deferred tax assets...................................   6,280    5,818
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................   2,186    1,928
  Depreciation..............................................     586      602
  Other.....................................................     182       93
                                                              ------   ------
Total deferred tax liabilities..............................   2,954    2,623
                                                              ------   ------
          Net deferred tax asset............................  $3,326   $3,195
                                                              ======   ======

                     THE BANC CORPORATION AND SUBSIDIARIES

11. INCOME TAXES -- (CONTINUED)

     The effective tax rate differs from the expected tax using statutory rate of 34%. Reconciliation between the expected tax and the actual income tax expense (benefit) follows (in thousands):

                                                               2000     1999     1998
                                                              ------   ------   -------
Expected tax (benefit) at 34% of income before taxes........  $1,820   $1,170   $  (146)
Add (deduct):
  Rehabilitation tax credit.................................  (1,259)    (731)   (1,737)
  State income taxes, net of federal tax benefit............     351      102        20
  Effect of interest income exempt from Federal income
     taxes..................................................    (267)    (346)     (338)
  Nondeductible merger costs................................       -      253       447
  Basis reduction...........................................     428      251       590
  Increase in cash surrender value of life insurance........    (190)    (117)        -
  Valuation allowance.......................................       -     (200)      200
  Other items -- net........................................     113      138       240
                                                              ------   ------   -------
Income tax expense (benefit)................................  $  996   $  520   $  (724)
                                                              ======   ======   =======

     The Corporation has available at December 31, 2000 unused rehabilitation tax credits that can be carried forward and utilized against future taxable income. Unused credits and expiration dates are as follows:

YEAR OF
EXPIRATION                                                    AMOUNT
- ----------                                                    ------
2019........................................................  $  831
2020........................................................     738
2021........................................................   1,254
                                                              ------
                                                              $2,823
                                                              ======

     This credit was established as a result of the restoration and enhancement of the John A. Hand Building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 2000. The Corporation is required to reduce its tax basis in the John A. Hand Building by the amount of the credit.

     Applicable income tax expense of $48,000, $32,000 and $111,000 on securities gains for the years ended December 31, 2000, 1999 and 1998, respectively, is included in income taxes.

12. RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2000 and 1999 were $19,900,000 and $25,975,000, respectively. Activity during the year ended December 31, 2000 is summarized as follows (in thousands):

      BALANCE                                          BALANCE
    DECEMBER 31,                            OTHER    DECEMBER 31,
        1999       ADVANCES   REPAYMENTS   CHANGES       2000
    ------------   --------   ----------   -------   ------------
    25$,975...     $ 9,121     $(10,134)   $(5,062)    $19,900
      =======      =======     ========    =======     =======

                     THE BANC CORPORATION AND SUBSIDIARIES

12. RELATED PARTY TRANSACTIONS -- (CONTINUED)

     At December 31, 2000, the deposits of such related parties in the subsidiary banks amounted to approximately $7,777,000.

     In July 1998, Emerald sold the land and building of its main office building and two branch offices to an entity under the control of certain members of Emerald's Board of Directors for their fair value of approximately $3,794,700. The sales were accounted for under a sale-leaseback arrangement. The deferred gain on the sales amounted to $87,000 and is being amortized into income over the lease terms. At December 31, 2000, the deferred gain amounted to approximately $45,000. Terms of the leases are described in Note 5. Rental expense under these operating leases amounted to approximately $473,000 and $459,000 in 2000 and 1999, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Commitments to extend credit................................  $109,872   $68,693
Standby letters of credit...................................     6,454     4,121

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

14. MERGERS AND ACQUISITIONS AND MERGER RELATED COSTS

     The Corporation completed the following business combinations during 1999 and 1998:

                                                                                     ACCOUNTING
DATE                       INSTITUTION          TOTAL ASSETS       CONSIDERATION     TREATMENT
- ----                       -----------          -------------      -------------     ----------
                                                (IN MILLIONS)
February 12, 1999   Emerald Coast Bancshares,       $ 92        1,379,978 shares of   Pooling
                      Inc.                                        common stock
June 30, 1999       C & L Banking Corporation         49        1,289,454 shares of   Pooling
                                                                  common stock
June 30, 1999       C& L Bank of Blountstown          56        838,902 shares of     Pooling
                                                                  common stock
July 13, 1999       BankersTrust of Alabama,          35        $1,584,000 cash      Purchase
                      Inc.

                     THE BANC CORPORATION AND SUBSIDIARIES

14. MERGERS AND ACQUISITIONS AND MERGER RELATED COSTS -- (CONTINUED)

                                                                                     ACCOUNTING
DATE                       INSTITUTION          TOTAL ASSETS       CONSIDERATION     TREATMENT
- ----                       -----------          -------------      -------------     ----------
                                                (IN MILLIONS)
September 24, 1998  Warrior Capital                   84        5,448,000 shares of   Pooling
                      Corporation                                 common stock
October 16, 1998    Commercial Bancshares of          42        $7,300,000 cash      Purchase
                      Roanoke, Inc.
October 30, 1998    City National Corporation         84        2,026,579 shares of   Pooling
                                                                  common stock
October 30, 1998    First Citizens Bancorp,           35        652,859 shares of     Pooling
                      Inc.                                        common stock
November 6, 1998    Commerce Bank of Alabama         105        1,547,198 shares of   Pooling
                                                                  common stock

     In addition, on November 4, 1999, the Corporation purchased three branches in south Alabama with assets totaling approximately $22,000,000 for $1,565,000 in cash.

     The following table presents financial information contributed by the pooled companies during 1999 prior to the consummation of the mergers (in thousands):

                                                              NET INTEREST
1999                                                             INCOME      NET INCOME
- ----                                                          ------------   ----------
Emerald.....................................................     $  474         $ 58
C&L.........................................................      1,162          319
Blountstown.................................................        989          166

     The following table presents net interest income, net income and basic net income per common share of the combining entities in the 1999 pooling transactions on a historical and combined basis for the year 1998 (amounts in thousands, except per share data):

Net interest income:
  Corporation...............................................  $14,942
  Emerald...................................................    3,149
  C&L.......................................................    2,154
  Blountstown...............................................    2,021
                                                              -------
Combined....................................................  $22,266
                                                              =======
Net (loss) income:
  Corporation...............................................  $  (439)
  Emerald...................................................       72
  C&L.......................................................      576
  Blountstown...............................................       76
                                                              -------
Combined....................................................  $   285
                                                              =======
Basic net (loss) income per equivalent share of Corporation:
  Corporation...............................................  $  (.04)
  Emerald...................................................      .06
  C&L.......................................................      .46
  Blountstown...............................................      .09
Combined....................................................      .02

                     THE BANC CORPORATION AND SUBSIDIARIES

14. MERGERS AND ACQUISITIONS AND MERGER RELATED COSTS -- (CONTINUED)

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

                                                               1999      1998
                                                              -------   -------
Interest income.............................................  $57,117   $47,917
Interest expense............................................   27,648    23,166
                                                              -------   -------
  Net interest income.......................................   29,469    24,751
Provision for loan losses...................................    5,847     6,200
Noninterest income..........................................    6,349     6,858
Noninterest expense.........................................   30,676    26,470
                                                              -------   -------
  Loss before income taxes..................................     (705)   (1,061)
Income tax expense (benefit)................................      441      (537)
                                                              -------   -------
Net loss....................................................  $(1,146)  $  (524)
                                                              =======   =======
Basic and diluted net loss per common share.................  $  (.08)  $  (.04)
                                                              =======   =======

     The following is a summary of pre-tax nonrecurring merger related costs incurred by the Corporation during 1999 and 1998:

                                                              1999    1998
                                                              ----   ------
Professional and other fees.................................  $744   $1,314
Obsolete equipment write-off................................    --      152
                                                              ----   ------
                                                              $744   $1,466
                                                              ====   ======

15. REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiary. Banking regulations limit the amount of dividends that may be paid without prior approval of the subsidiary's regulatory agency. Approximately $6,535,000 in retained earnings are available to be paid as dividends by the subsidiary at December 31, 2000.

     The Corporation and its subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Corporation's and its subsidiary's assets, liabilities, and

                     THE BANC CORPORATION AND SUBSIDIARIES

15. REGULATORY RESTRICTIONS -- (CONTINUED)

certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999 that the Corporation and its subsidiary meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Corporation and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and its subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category:

                                                                                         TO BE
                                                                  FOR CAPITAL      WELL CAPITALIZED
                                                                   ADEQUACY          UNDER PROMPT
                                                 ACTUAL            PURPOSES        CORRECTIVE ACTION
                                             ---------------    ---------------    -----------------
                                             AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                             -------   -----    -------   -----    --------   ------
AS OF DECEMBER 31, 2000:
  Total Capital (to Risk Weighted Assets)
     Corporation...........................  $92,534   11.36%   $65,173   8.00%    $81,466    10.00%
     The Bank..............................   83,457   10.22     65,302   8.00      81,627    10.00
  Tier I Capital (to Risk Weighted Assets)
     Corporation...........................   83,577   10.26     32,587   4.00      48,880     6.00
     The Bank..............................   74,500    9.13     32,651   4.00      48,976     6.00
  Tier I Capital (to Average Assets)
     Corporation...........................   83,577    8.47     39,490   4.00      49,362     5.00
     The Bank..............................   74,500    7.61     39,180   4.00      48,974     5.00
AS OF DECEMBER 31, 1999:
  Total Capital (to Risk Weighted Assets)
     Corporation...........................  $71,288   10.61%   $53,746   8.00%    $67,182    10.00%
     The Bank..............................   73,763   10.96     53,837   8.00      67,296    10.00
  Tier I Capital (to Risk Weighted Assets)
     Corporation...........................   63,224    9.41     26,873   4.00      40,309     6.00
     The Bank..............................   66,270    9.85     26,919   4.00      40,378     6.00
  Tier I Capital (to Average Assets)
     Corporation...........................   63,224    7.74     32,671   4.00      40,839     5.00
     The Bank..............................   66,270    8.11     32,695   4.00      40,378     5.00

16. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

          Cash and short-term instruments. The carrying amounts of cash and short-term instruments, including interest bearing deposits in other banks, federal funds sold and short-term commercial paper, approximate their fair value.

                     THE BANC CORPORATION AND SUBSIDIARIES

16. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

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

          Guaranteed preferred beneficial interest in the Corporation's subordinated debentures. Rates currently available to the Corporation for preferred offerings with similar terms and maturities are used to estimate fair value.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

16. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                         DECEMBER 31, 2000     DECEMBER 31, 1999
                                                        -------------------   -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         AMOUNT     VALUE      AMOUNT     VALUE
                                                        --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Financial assets:
  Cash and due from banks.............................  $ 36,691   $ 36,691   $ 31,825   $ 31,825
  Interest bearing deposits in other banks............     2,427      2,427      1,862      1,862
  Federal funds sold..................................     3,120      3,120      5,843      5,843
  Short-term commercial paper.........................        --         --     14,484     14,484
  Securities available for sale.......................    91,316     91,316     65,439     65,439
  Securities held to maturity.........................     4,389      4,317      5,477      5,411
  Mortgage loans held for sale........................     4,324      4,324      2,127      2,127
  Net loans...........................................   799,186    800,614    624,712    626,842
  Stock in FHLB and Federal Reserve Bank..............     6,922      6,922      3,461      3,461
  Accrued interest receivable.........................     8,615      8,615      6,286      6,286
Financial liabilities:
  Deposits............................................   827,304    834,915    682,517    682,882
  Advances from FHLB..................................   104,300    105,359     62,500     59,959
  Other borrowed funds................................       534        534        295        295
  Note payable........................................        --         --      7,104      7,104
  Guaranteed preferred beneficial interest in the
     Corporation's subordinated debentures............    15,000     14,285         --         --

17. OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999      1998
                                                              -------    ------    -------
Professional fees...........................................  $ 2,366    $2,196    $ 1,159
Directors fees..............................................      653       789        760
Insurance and assessments...................................      638       478        354
Postage, stationery and supplies............................    1,100     1,161        889
Advertising.................................................      562       372        420
Foreclosure losses..........................................      910       907         --
Other operating expense.....................................    3,895     3,372      3,020
                                                              -------    ------    -------
          Total.............................................  $10,124    $9,275    $ 6,602
                                                              =======    ======    =======

18. CONCENTRATIONS OF CREDIT RISK

     All of the Corporation's loans, commitments and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type of loan or commitment are set forth in Notes 3 and 13, respectively.

     The Corporation maintains cash balances and federal funds sold at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. At various times throughout the year cash balances held at these institutions will exceed federally

                     THE BANC CORPORATION AND SUBSIDIARIES

18. CONCENTRATIONS OF CREDIT RISK -- (CONTINUED)

insured limits. The Bank's management monitors these institutions on a quarterly basis in order to determine that the institutions meet "well-capitalized" guidelines as established by the FDIC.

19. NET INCOME PER SHARE

     The following table sets forth the computation of basic net income per common share and diluted net income per common share (in thousands, except per share amounts):

                                                               2000      1999      1998
                                                              ------    ------    -------
Numerator:
  For basic and diluted, net income.........................  $4,357    $2,920    $   285
                                                              ======    ======    =======
Denominator:
  For basic, weighted average common shares outstanding.....  14,384    14,335     13,115
  Effect of dilutive stock options..........................       3        27         95
                                                              ------    ------    -------
  Average common shares outstanding, assuming dilution......   4,387    14,362     13,210
                                                              ======    ======    =======
Basic net income per common share...........................  $  .30    $  .20    $   .02
                                                              ======    ======    =======
Diluted net income per common share.........................  $  .30    $  .20    $   .02
                                                              ======    ======    =======

20. PARENT COMPANY

     The condensed financial information for The Banc Corporation (Parent Company only) is presented as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $ 1,844   $   278
  Investment in subsidiaries................................   81,117    71,621
  Loans.....................................................       --       200
  Intangibles, net..........................................      245       276
  Premises and equipment -- net.............................    6,514     3,637
  Other assets..............................................    1,649       867
                                                              -------   -------
                                                              $91,369   $76,879
                                                              =======   =======
Liabilities:
  Note payable..............................................  $    --   $ 7,104
  Accrued expenses and other liabilities....................    1,030       927
  Subordinated debentures...................................   15,464        --
Stockholders' equity........................................   74,875    68,848
                                                              -------   -------
                                                              $91,369   $76,879
                                                              =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

20. PARENT COMPANY -- (CONTINUED)

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            2000      1999       1998
                                                           -------   -------   --------
STATEMENTS OF INCOME
Income:
  Dividends from subsidiaries............................  $    16   $    --   $  2,429
  Interest...............................................       50       133        199
  Other income...........................................    1,278       837        515
                                                           -------   -------   --------
                                                             1,344       970      3,143
Expense:
  Directors' fees........................................       54       140        194
  Salaries and benefits..................................    1,103       965        529
  Occupancy expense......................................      240       439        250
  Interest expense.......................................      930       210         81
  Other..................................................    1,173     1,302      1,124
                                                           -------   -------   --------
                                                             3,500     3,056      2,178
                                                           -------   -------   --------
(Loss) income before income taxes and equity in
  undistributed earnings of subsidiaries.................   (2,156)   (2,086)       965
Income tax benefit.......................................    1,072     1,100      1,321
                                                           -------   -------   --------
(Loss) income before equity in undistributed earnings of
  subsidiaries...........................................   (1,084)     (986)     2,286
Equity in undistributed earnings (loss) of
  subsidiaries...........................................    5,441     3,906     (2,001)
                                                           -------   -------   --------
Net income...............................................  $ 4,357   $ 2,920   $    285
                                                           =======   =======   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

20. PARENT COMPANY -- (CONTINUED)

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            2000      1999       1998
                                                           -------   -------   --------
STATEMENTS OF INCOME
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $ 4,357   $ 2,920   $    285
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Amortization and depreciation expense..................      148       275        171
  Equity in undistributed (earnings) loss of
     subsidiaries........................................   (5,441)   (3,906)     2,001
  Gain on sale of property...............................     (165)     (342)        --
  Increase (decrease) in other liabilities...............      842    (1,587)       786
  Increase in other assets...............................   (1,324)      (21)    (1,181)
                                                           -------   -------   --------
Net cash (used) provided by operating activities.........   (1,583)   (2,661)     2,062
NET CASH USED IN INVESTING ACTIVITIES
Purchases of premises and equipment......................   (3,387)   (3,810)    (9,102)
Proceeds from sale of property...........................      450       300         --
Net cash paid in acquisition.............................       --    (1,372)    (5,390)
Maturity of investment securities available for sale.....       --        --        500
Sale of investment securities available for sale.........       --        --        246
Proceeds from other receivables..........................                 --        329
Capital contribution to subsidiaries.....................   (2,064)   (3,995)    (5,000)
                                                           -------   -------   --------
Net cash used in investing activities....................   (5,001)   (8,877)   (18,417)
CASH USED IN FINANCING ACTIVITIES
Dividends paid by pooled subsidiaries....................       --        --       (170)
Proceeds from issuance of common stock...................       --     2,170     12,281
Purchase of treasury stock...............................     (210)       --         --
(Decrease) increase in notes payable.....................   (7,104)    7,104         --
Proceeds from issuance of subordinated debentures........   15,464        --         --
                                                           -------   -------   --------
Net cash provided by financing activities................    8,150     9,274     12,111
Net increase (decrease) in cash..........................    1,566    (2,264)    (4,244)
Cash at beginning of year................................      278     2,542      6,786
                                                           -------   -------   --------
Cash at end of year......................................  $ 1,844   $   278   $  2,542
                                                           =======   =======   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

21. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited results of operations for each quarter of 2000 and 1999 follows (in thousands, except per share data):

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
2000
Total interest income.............................  $16,649   $17,917   $19,515   $20,954
Total interest expense............................    8,284     9,220    10,835    11,582
Net interest income...............................    8,365     8,697     8,680     9,372
Provision for loan losses.........................      888       709     1,869     1,495
Securities gains (losses).........................       --        (3)       76        58
Distributions on trust preferred securities.......       --        --        --       504
Income before income taxes........................    1,273     1,590     1,330     1,160
Net income........................................      902     1,194     1,367       894
Basic and diluted net income per share............      .06       .08       .10       .06
1999
Total interest income.............................  $11,915   $12,851   $14,580   $16,211
Total interest expense............................    5,609     6,078     6,930     8,132
Net interest income...............................    6,306     6,773     7,650     8,079
Provision for loan losses.........................      244       298     1,445       863
Securities gains (losses).........................      (20)       79         6        18
Merger related costs..............................       69       622        53        --
Income before income taxes........................      980       816     1,107       537
Net income........................................      812       579       755       774
Basic and diluted net income per share............      .06       .04       .05       .05

22. SEGMENT REPORTING

     The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle of Florida. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services. A significant portion of the Corporation's administrative costs are allocated to the Alabama Region.

                     THE BANC CORPORATION AND SUBSIDIARIES

22. SEGMENT REPORTING -- (CONTINUED)

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

                                                              ALABAMA    FLORIDA
                                                               REGION     REGION     COMBINED
                                                              --------   --------   ----------
2000
Net interest income.........................................  $ 22,807   $ 12,307   $   35,114
Provision for loan losses...................................     3,526      1,435        4,961
Noninterest income..........................................     6,326      1,496        7,822
Noninterest expense.........................................    25,324      6,794       32,118
Distributions on trust preferred securities.................       504         --          504
Income tax (benefit) expense................................      (778)     1,774          996
Net income..................................................       557      3,800        4,357
Total assets................................................   767,559    261,656    1,029,215
1999
Net interest income.........................................  $ 19,321   $  9,487   $   28,808
Provision for loan losses...................................     3,186       (336)       2,850
Noninterest income..........................................     4,606      1,558        6,164
Noninterest expense.........................................    21,646      7,036       28,682
Income tax (benefit) expense................................    (1,068)     1,588          520
Net income..................................................       163      2,757        2,920
Total assets................................................   590,751    236,676      827,427
1998
Net interest income.........................................  $ 14,942   $  7,324   $   22,266
Provision for loan losses...................................     3,094      1,563        4,657
Noninterest income..........................................     2,617      1,464        4,081
Noninterest expense.........................................    15,926      6,203       22,129
Income tax (benefit) expense................................    (1,022)       298         (724)
Net (loss) income...........................................      (439)       724          285
Total assets................................................   440,845    189,244      630,089

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Directors and Executive Officers of the Registrant," "Election of Directors," "Committees of the Company's Board of Directors and Meeting Attendance," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" included in the Corporation's definitive proxy statement to be filed no later than April 30, 2001, in connection with the Corporation's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBIT
  NO.                                    EXHIBIT
- -------                                  -------
   (2)-1  --   Reorganization Agreement and Plan of Merger, dated as of
               June 2, 1998, by and between The Banc Corporation and
               Emerald Coast Bancshares. Inc., filed as Exhibit (2)-5 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
   (2)-2  --   Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation and C&L Banking
               Corporation, file as Exhibit (2)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-77513), is hereby incorporated herein by reference.
   (2)-3  --   Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation, C&L Banking Corporation,
               C&L Bank of Bristol and C&L Bank of Blountstown, filed as
               Exhibit (2)-3 to the Corporation's Registration Statement on
               Form S-4 (Registration No. 333-77513), is hereby
               incorporated herein by reference.
   (2)-4  --   Share Exchange Agreement, dated as of February 25, 1999, by and among The Banc Corporation, Bristol Acquisition
               Corporation, C&L Banking Corporation and C&L Bank of
               Bristol, filed as Exhibit (2)-2 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-77513), is hereby incorporated herein by reference.
   (3)-1  --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               the Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
   (4)-1  --   Amended and Restated Declaration of Trust, dated as of
               September 7, 2000, by and among State Street Bank and Trust
               Company of Connecticut, National Association, as
               Institutional Trustee, The Bank Corporation, as Sponsor,
               David R. Carter and James A. Taylor, Jr. as Administrators.
   (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
               Company of Connecticut, National Association.

EXHIBIT
  NO.                                    EXHIBIT
- -------                                  -------
   (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
               Banc Corporation as issuer and State Street Bank and Trust
               Company of Connecticut, National Association as Trustee.
   (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
               among The Banc Corporation, TBC Capital Statutory Trust II,
               Keefe Bruyette & Woods, Inc., and First Tennessee Capital
               Markets.
  10-(1)  --   Amended and Restated 1998 Stock Incentive Plan of The Banc
               Corporation, filed as Exhibit (4)-2 to the Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  10-(2)  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Corporation's Registration
               Statement on Form S-8, dated February 22, 1999 (Registration
               No. 333-72747), is hereby incorporated herein by reference.
  (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to the Corporation's Registration Statement on Form S-8, dated
               January 21, 1999 (Registration No. 333-7953), is hereby
               incorporated herein by reference.
  (10)-4  --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to the
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-5  --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to the Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6  --   Employment Agreement between the Corporation and W. T.
               Campbell, Jr., dated as of October 30, 1998, filed as
               Exhibit (10)-4 to the Corporation's Registration Statement
               on Form S-1 (Registration No. 333-67011), is hereby
               incorporated herein by reference.
  (10)-7  --   Employment Agreement between The Banc Corporation and Terry
               DuBose, dated as of February 12, 1999, filed as Exhibit
               (10)-7 to the Corporation's Annual Report on Form 10-K for
               the year ended December 31, 1998, is hereby incorporated
               herein by reference.
  (10)-8  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr.
  (10)-9  --   Employment Agreement, dated as of January 1, 1999, by and
               between The Bank and Marie Swift filed as Exhibit (10)-9 to the Corporation's Annual Report on Form 10-K for the year
               ended December 31, 1998, is hereby incorporated herein by
               reference.
 (10)-10  --   Employment Agreement, dated as of January 1, 1999, by and
               between The Bank and Johnny Wallis filed as Exhibit (10)-10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by
               reference.
 (10)-11  --   Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto filed as Exhibit (10)-11 to the
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1999 is hereby incorporated herein by
               reference.
 (10)-12  --   Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto filed as Exhibit (10)-12 to the Corporation's Annual
               Report on Form 10-K for the year ended December 31, 1999 is hereby incorporated herein by reference
 (10)-13  --   Employment Agreement, dated as of July 13, 2000, by and
               between The Banc Corporation and Larry R. Mathews, filed as
               Exhibit 10 to the Corporation's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2000 is hereby
               incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
- -------                                  -------
 (10)-14  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter.
      21  --   Subsidiaries of the Corporation.
  (23)-1  --   Consent of Ernst & Young LLP.
  (23)-2  --   Consent of Saltmarsh Cleaveland & Gund.
  (23)-3  --   Consent of Williams, Cox, Weidner & Cox.
  (23)-4  --   Consent of Williams, Cox, Weidner & Cox.
      24  --   Powers of Attorney. See the signature page to this Annual
               Report on Form 10-K.

(b) Reports on Form 8-K.

     The Corporation filed a Current Report on Form 8-K on October 3, 2000 under
Item 5 thereof to report the completion of a private placement of trust preferred securities.

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

                                          THE BANC CORPORATION

                                          By:      /s/ JAMES A. TAYLOR
                                            ------------------------------------
                                                      James A. Taylor
                                                 Chairman of the Board and
                                                  Chief Executive Officer

March 30, 2001

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Taylor, Jr. and David R. Carter, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 2000 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JAMES A. TAYLOR                   Chairman of the Board and Chief  March 30, 2001
- -----------------------------------------------------    Executive Officer
                   James A. Taylor                       (Principal Executive Officer)

                 /s/ DAVID R. CARTER                   Executive Vice President Chief   March 30, 2001
- -----------------------------------------------------    Financial Officer and
                   David R. Carter                       Director
                                                         (Principal Financial and
                                                         Accounting Officer)

             /s/ JAMES MAILON KENT, JR.                Vice Chairman                    March 30, 2001
- -----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ LARRY D. STRIPLIN, JR.                Vice Chairman                    March 30, 2001
- -----------------------------------------------------
               Larry D. Striplin, Jr.

                /s/ LARRY R. MATHEWS                   Vice Chairman                    March 30, 2001
- -----------------------------------------------------
                  Larry R. Mathews

             /s/ JAMES R. ANDREWS, M.D.                Director                         March 30, 2001
- -----------------------------------------------------
               James R. Andrews, M.D.

               /s/ NEAL R. BERTE, ED.D                 Director                         March 30, 2001
- -----------------------------------------------------
                 Neal R. Berte, Ed.D

               /s/ W. T. CAMPBELL, JR.                 Director                         March 30, 2001
- -----------------------------------------------------
                 W. T. Campbell, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ PETER N. DICHIARA                  Director                         March 30, 2001
- -----------------------------------------------------
                  Peter N. Dichiara

                 /s/ K. EARL DURDEN                    Director                         March 30, 2001
- -----------------------------------------------------
                   K. Earl Durden

                /s/ JOHN F. GITTINGS                   Director                         March 30, 2001
- -----------------------------------------------------
                  John F. Gittings

                 /s/ STEVEN C. HAYS                    Director                         March 30, 2001
- -----------------------------------------------------
                   Steven C. Hays

             /s/ THOMAS E. JERNIGAN, JR.               Director                         March 30, 2001
- -----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ RANDALL E. JONES                   Director                         March 30, 2001
- -----------------------------------------------------
                  Randall E. Jones

                 /s/ MAYER MITCHELL                    Director                         March 30, 2001
- -----------------------------------------------------
                   Mayer Mitchell

              /s/ RONALD W. ORSO, M.D.                 Director                         March 30, 2001
- -----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ HAROLD W. RIPPS                   Director                         March 30, 2001
- -----------------------------------------------------
                   Harold W. Ripps

               /s/ RICHARD M. SCRUSHY                  Director                         March 30, 2001
- -----------------------------------------------------
                 Richard M. Scrushy

                 /s/ JERRY M. SMITH                    Director                         March 30, 2001
- -----------------------------------------------------
                   Jerry M. Smith

               /s/ MICHAEL E. STEPHENS                 Director                         March 30, 2001
- -----------------------------------------------------
                 Michael E. Stephens

                   /s/ MARIE SWIFT                     Director                         March 30, 2001
- -----------------------------------------------------
                     Marie Swift

              /s/ JAMES A. TAYLOR, JR.                 Director                         March 30, 2001
- -----------------------------------------------------
                James A. Taylor, Jr.

               /s/ T. MANDALL TILLMAN                  Director                         March 30, 2001
- -----------------------------------------------------
                 T. Mandall Tillman

                  /s/ JOHNNY WALLIS                    Director                         March 30, 2001
- -----------------------------------------------------
                    Johnny Wallis

                                  EXHIBIT INDEX

EXHIBIT NO.                                 EXHIBIT
(2)-1        -    Reorganization Agreement and Plan of Merger, dated as of June
                  2, 1998, by and between The Banc Corporation and Emerald Coast
                  Bancshares. Inc., filed as Exhibit (2)-5 to the Corporation's
                  Registration Statement on Form S-4 (Registration No.
                  333-58493), is hereby incorporated herein by reference.
(2)-2        -    Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation and C&L Banking Corporation, file as Exhibit (2)-1 to the Corporation's Registration
                  Statement on Form S-4 (Registration No. 333-77513), is hereby incorporated herein by reference.
(2)-3        -    Plan and Agreement of Merger, dated as of February 25, 1999, by and among The Banc Corporation, C&L Banking Corporation,
                  C&L Bank of Bristol and C&L Bank of Blountstown, filed as
                  Exhibit (2)-3 to the Corporation's Registration Statement on
                  Form S-4 (Registration No. 333-77513), is hereby incorporated herein by reference.
(2)-4        -    Share Exchange Agreement, dated as of February 25, 1999, by and among The Banc Corporation, Bristol Acquisition
                  Corporation, C&L Banking Corporation and C&L Bank of Bristol,
                  filed as Exhibit (2)-2 to the Corporation's Registration
                  Statement on Form S-4 (Registration No. 333-77513), is hereby incorporated herein by reference.
(3)-1        -    Restated Certificate of Incorporation of The Banc
                  Corporation, filed as Exhibit (3)-1 to the Corporation's
                  Registration Statement on Form S-4 (Registration No.
                  333-58493), is hereby incorporated herein by reference.
(3)-2        -    Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
                  the Corporation's Registration Statement on Form S-4
                  (Registration No. 333-58493), is hereby incorporated herein by reference.
(4)-1        -    Amended and Restated Declaration of Trust, dated as of
                  September 7, 2000, by and among State Street Bank and Trust
                  Company of Connecticut, National Association, as Institutional
                  Trustee, The Banc Corporation, as Sponsor, David R. Carter and
                  James A. Taylor, as Administrators.
(4)-2        -    Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
                  Company of Connecticut, National Association.
(4)-3        -    Indenture, dated as of September 7, 2000, by and among The
                  Banc Corporation as issuer and State Street Bank and Trust
                  Company of Connecticut, National Association, as Trustee.
(4)-4        -    Placement Agreement, dated as of August 31, 2000, by and
                  among The Banc Corporation, TBC Capital Statutory Trust II,
                  Keefe Brugetle & Wools, Inc., and First Tennessee Capital
                  Markets.
10-(1)       -    Amended and Restated 1998 Stock Incentive Plan of The Banc
                  Corporation, filed as Exhibit (4)-2 to the Corporation's
                  Registration Statement on Form S-8, dated February 22, 1999
                  (Registration No. 333-72747), is hereby incorporated herein by reference.
10-(2)       -    Commerce Bank of Alabama Incentive Stock Compensation Plan,
                  filed as Exhibit (4)-3 to The Corporation's Registration
                  Statement on Form S-8, dated February 22, 1999 (Registration
                  No. 333-72747), is hereby incorporated herein by reference.
(10)-3       -    The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to the Corporation's Registration Statement on Form S-8, dated
                  January 21, 1999 (Registration No. 333-7953), is hereby
                  incorporated herein by reference.

(10)-4       -    Employment Agreement by and between The Banc Corporation and
                  James A. Taylor, filed as Exhibit (10)-1 to the Corporation's
                  Registration Statement on Form S-1 (Registration No.
                  333-67011), is hereby incorporated herein by reference.
(10)-5       -    Deferred Compensation Agreement by and between The Banc
                  Corporation and James A. Taylor, filed as Exhibit (10)-2 to the Corporation's Registration Statement on Form S-1
                  (Registration No. 333-67011), is hereby incorporated herein by reference.
(10)-6       -    Employment Agreement between the Corporation and W. T.
                  Campbell, Jr., dated as of October 30, 1998, filed as Exhibit
                  (10)-4 to the Corporation's Registration Statement on Form S-1
                  (Registration No. 333-67011), is hereby incorporated herein by reference.
(10)-7       -    Employment Agreement between The Banc Corporation and Terry
                  DuBose, dated as of February 12, 1999, filed as Exhibit (10)-7 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by
                  reference.
(10)-8       -    Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr.
(10)-9       -    Employment Agreement, dated as of January 1, 1999, by and
                  between The Bank and Marie Swift filed as Exhibit (10)-9 to the Corporation's Annual Report on Form 10-K for the year
                  ended December 31, 1998, is hereby incorporated herein by
                  reference.
(10)-10      -    Employment Agreement, dated as of January 1, 1999, by and
                  between The Bank and Johnny Wallis filed as Exhibit (10)-10 to the Corporation's Annual Report on Form 10-K for the year
                  ended December 31, 1998, is hereby incorporated herein by
                  reference.
(10)-11      -    Form of Deferred Compensation Agreement by and between The
                  Banc Corporation and the individuals listed on Schedule A
                  attached thereto filed as Exhibit (10)-11 to the Corporation's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999, is hereby incorporated herein by reference.
(10)-12      -    Form of Deferred Compensation Agreement by and between The
                  Bank and the individuals listed on Schedule A attached thereto filed as Exhibit (10)-12 to the Corporation's Annual Report on
                  Form 10-K for the year ended December 31, 1999, is hereby
                  incorporated by reference herein.
(10)-13      -    Employment Agreement, dated as of July 13, 2000, by and
                  between The Banc Corporation and Larry R. Mathews, filed as
                  Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2000 is hereby
                  incorporated herein by reference.
(10)-14      -    Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter.
21           -    Subsidiaries of the Corporation.
(23)-1       -    Consent of Ernst & Young LLP.
(23)-2       -    Consent of Saltmarsh Cleaveland & Gund.
(23)-3       -    Consent of Williams, Cox, Weidner & Cox.
(23)-4       -    Consent of Williams, Cox, Weidner & Cox.
24           -    Powers of Attorney. See the signature page to this Annual
                  Report on Form 10-K.