Form 10-Q
period 2001-03-31
BANC CORP
filed 2001-05-15
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File number 0-25033


                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                        63-1201350
    -----------------------------                         ----------------------
    (State or Other Jurisdiction                          (IRS Employer
     of Incorporation)                                    Identification No.)

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

         Yes  [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of March 31, 2001
-----------------------------------            ---------------------------------

Common stock, $.001 par value                             14,345,021

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,            DECEMBER 31,
                                                                                       2001                   2000
                                                                                    -----------           ------------
                                                                                    (UNAUDITED)             (NOTE 1)
ASSETS
Cash and due from banks                                                             $    36,780           $    36,691
Interest bearing deposits in other banks                                                  5,548                 2,427
Federal funds sold                                                                       44,010                 3,120
Investment securities available for sale                                                113,223                91,316
Investment securities held-to-maturity                                                       --                 4,389
Mortgage loans held for sale                                                              7,785                 4,324
Loans, net of unearned income                                                           854,568               808,145
Less: Allowance for loan losses                                                          (9,551)               (8,959)
        Net loans                                                                       845,017               799,186
Premises and equipment, net                                                              44,089                43,957
Accrued interest receivable                                                               9,037                 8,615
Stock in FHLB and Federal Reserve Bank                                                    8,250                 6,922
Other assets                                                                             28,744                28,268

        TOTAL ASSETS                                                                $ 1,142,483           $ 1,029,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                              $    94,263           $    88,910
   Interest-bearing                                                                     805,932               738,394
       TOTAL DEPOSITS                                                                   900,195               827,304

Advances from FHLB                                                                      136,100               104,300
Other borrowed funds                                                                        869                   534
Note payable                                                                              5,000                    --
Accrued expenses and other liabilities                                                    8,357                 7,202
        TOTAL LIABILITIES                                                             1,050,521               939,340

Guaranteed preferred beneficial interests in the Corporation's
  subordinated debentures                                                                15,000                15,000

Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued -0-                                                                       --                    --
  Common stock, par value $.001 per share; authorized 25,000,000 shares;
      shares issued 14,385,021; outstanding 14,345,021 shares                                14                    14
  Surplus                                                                                47,756                47,756
  Retained Earnings                                                                      29,218                27,640
  Accumulated other comprehensive income (loss)                                             184                  (325)
  Treasury stock, at cost - 40,000 shares                                                  (210)                 (210)
        TOTAL STOCKHOLDERS' EQUITY                                                       76,962                74,875

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,142,483           $ 1,029,215


See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                    ---------------------------------
                                                                                       2001                  2000
                                                                                    -----------           -----------

INTEREST INCOME
Interest and fees on loans                                                          $    20,281           $    15,201
Interest on investment securities
  Taxable                                                                                 1,457                   954
  Exempt from Federal income tax                                                            174                   191
Interest on federal funds sold                                                              462                   202
Interest and dividends on other investments                                                 187                   101

   Total interest income                                                                 22,561                16,649

INTEREST EXPENSE
Interest on deposits                                                                     11,060                 7,256
Interest on other borrowed funds                                                          1,865                 1,028

  Total interest expense                                                                 12,925                 8,284

     NET INTEREST INCOME                                                                  9,636                 8,365

Provision for loan losses                                                                   795                   888

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  8,841                 7,477

Noninterest income                                                                        2,193                 1,647
Gain on sale of securities                                                                   37                    --

     TOTAL NONINTEREST INCOME                                                             2,230                 1,647

NONINTEREST EXPENSES
Salaries and employee benefits                                                            4,593                 3,796
Occupancy, furniture and equipment expense                                                1,726                 1,440
Other operating expenses                                                                  2,147                 2,615

     TOTAL NONINTEREST EXPENSES                                                           8,466                 7,851

DISTRIBUTIONS ON TRUST PREFERRED SECURITIES                                                 398                    --

        Income before income taxes                                                        2,207                 1,273

INCOME TAX EXPENSE                                                                          628                   371

        NET INCOME                                                                  $     1,579           $       902

BASIC AND DILUTED NET INCOME PER SHARE                                              $      0.11           $      0.06

AVERAGE COMMON SHARES OUTSTANDING                                                        14,345                14,385
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION                                     14,347                14,388


See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                    ---------------------------------
                                                                                       2001                  2000
                                                                                    -----------           -----------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                     $      (241)          $     2,033
                                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits in other banks                              (3,121)                 (624)
   Net (increase) decrease in federal funds sold                                        (40,890)                2,688
   Net decrease in short-term investments                                                    --                14,499
   Proceeds from sales of securities available for sale                                   3,101                    --
   Proceeds from maturities of investment securities available for sale                  12,969                 1,523
   Purchases of investment securities available for sale                                (32,609)               (1,483)
   Proceeds from maturities of investment securities held to maturity                        --                    30
   Net increase in loans                                                                (46,910)              (33,679)
   Purchases of premises and equipment                                                     (908)               (3,263)
   Other investing activities                                                            (1,328)               (1,500)
                                                                                    -----------           -----------

          Net cash used by investing activities                                        (109,696)              (21,809)
                                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposit accounts                                           72,891                  (700)
   Net increase in FHLB advance and other borrowings                                     32,135                20,378
   Proceeds from note payable                                                             5,000                 1,830
                                                                                    -----------           -----------

          Net cash provided by financing activities                                     110,026                21,508
                                                                                    -----------           -----------

Net increase in cash and due from banks                                                      89                 1,732

Cash and due from banks at beginning of period                                           36,691                31,825
                                                                                    -----------           -----------

CASH AND DUE FROM BANKS AT END OF PERIOD                                            $    36,780           $    33,557
                                                                                    ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2000. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The statement of financial condition at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENT
Financial Accounting Standards Statement (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the statement of financial condition at fair value and establishes standard accounting methodologies for hedging activities. The statement is effective for the Corporation's fiscal year ending December 31, 2001. The adoption of this statement did not have a material impact on the accompanying financial statements.

The transition provisions of FAS No. 133 provide that at the date of initial application (January 1, 2001), debt securities categorized as held-to-maturity may be transferred into the available-for-sale category without calling into question the Corporation's intent to hold other debt securities until maturity. As such, on January 1, 2001, the Corporation transferred debt securities with a carrying value of $4,389,000 and a market value of $4,317,000 to the available-for-sale category.

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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2000. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

                                                                           Alabama           Florida
                                                                            Region            Region           Combined
                                                                        ------------       ------------       ------------
Three months ended March 31, 2001
      Net interest income                                               $      6,513       $      3,123       $      9,636
      Provision for loan losses                                                  465                330                795
      Noninterest income                                                       1,666                564              2,230
      Noninterest expense                                                      6,568              1,898              8,466
      Distributions on trust preferred securities                                398                 --                398
      Income tax expense                                                         110                518                628
         Net income                                                              638                941              1,579
      Total assets                                                           862,313            280,170          1,142,483

Three months ended March 31, 2000
      Net interest income                                               $      5,651       $      2,714       $      8,365
      Provision for loan losses                                                  604                284                888
      Noninterest income                                                       1,302                345              1,647
      Noninterest expense                                                      6,238              1,613              7,851
      Income tax (benefit) expense                                               (35)               406                371
         Net  income                                                             146                756                902
      Total assets                                                           592,974            255,388            848,362

NOTE 4 - NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                       -------------------------------
                                                                                             2001             2000
                                                                                       ------------       ------------
         Numerator:
              For basic and diluted, net income                                        $      1,579       $        902
                                                                                       ============       ============

         Denominator:
              For basic, weighted average common shares
                   outstanding                                                               14,345             14,385
              Effect of dilutive stock options                                                    2                  3
                                                                                       ------------       ------------

              Average diluted common shares outstanding                                      14,347             14,388
                                                                                       ============       ============

         Basic and diluted net income per share                                        $        .11        $       .06
                                                                                       ============       ============

NOTE 5 - COMPREHENSIVE INCOME
Total comprehensive income was $2,087,000 and $852,000 for the three-months ended March 31, 2001 and 2000, respectively. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 6 - INCOME TAXES
The primary difference between the effective tax rate and the federal statutory rate in 2001 and 2000 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S SUBORDINATED DEBENTURES
On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Condensed Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation
The following is a discussion and analysis as of March 31, 2001 of the consolidated financial condition of the Corporation and of the results of operations for the three-month periods ended March 31, 2001 (first quarter of 2001) and 2000 (first quarter of 2000). All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Corporation conform with generally accepted accounting principles.

This information should be read in conjunction with the Corporation's unaudited consolidated financial statements and related notes appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Financial Overview
Total assets of the Corporation were $1.14 billion at March 31, 2001, an increase of $113.3 million, or 11.0%, from $1.03 billion as of December 31, 2000. Total deposits were $900.2 million at March 31, 2001, an increase of $72.9 million, or 8.8%, from $827.3 million as of December 31, 2000. Total stockholders' equity was $77.0 million at March 31, 2001, an increase of $2.1 million, or 2.8%, from $74.9 million as of December 31, 2000.

Net income for the first quarter of 2001 was $1.6 million compared to $902,000 for the first quarter of 2000, an increase of $677,000 or 75.1%. Basic and diluted net income per share was $.11 and $.06 for the first quarter of 2001 and 2000, respectively. Return on average assets, on an annualized basis, was .59% for the first quarter 2001 compared to .43% for the first quarter of 2000. Return on average stockholders' equity, on an annualized basis, was 8.43% for the first quarter 2001 compared to 5.40% for the first quarter of 2000. Book value per share at March 31, 2001 was $5.37 compared to $5.22 as of December 31, 2000.

Results of Operations
The growth in net income during the first quarter of 2001 compared to the first quarter of 2000 is primarily the result of an increase in net interest income. Net interest income is the difference between the income earned on interest earning assets and interest paid on interest bearing liabilities used to support such assets. Net interest income increased $1.3 million, or 15.2%, to $9.6 million for the first quarter of 2001 from $8.4 million for the first quarter of 2000. The increase in net interest income was offset by an increase in noninterest expense of $615,000, or 7.8%, to $8.5 million for the first quarter of 2001 compared to $7.9 million for the first quarter of 2000.

Average interest-earning assets for the first quarter of 2001 increased $240.9 million, or 32.3%, to $987.5 million from $746.7 million in the first quarter of 2000. This growth in average interest-earning assets was funded by a $234.2 million increase in average interest-earning liabilities to $907.8 million for the first quarter of 2001 from $673.6 million for the first quarter of 2000. Average interest bearing assets produced a tax equivalent yield of 9.30% for the first quarter of 2001 compared to 9.02% for the first quarter of 2000. The average rate paid on interest bearing liabilities was 5.77% for the first quarter of 2001 compared to 4.95% for the first quarter of 2000. The Corporation's net interest spread and net interest margin were 3.53% and 3.99%, respectively, for the first quarter of 2001, compared to 4.07% and 4.56% for the first quarter of 2000. The decline in net interest spread and margin is primarily the result of a rise in the volume of higher yielding sources

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations - continued
such as certificates of deposit, brokered deposits and Federal Home Loan Bank borrowings. These funds were needed to meet the strong loan demand, which accounted for the increase in the average interest earning assets during the first quarter of 2001.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to the Corporation's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


              CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
                    AND YIELD/RATES TAXABLE EQUIVALENT BASIS

                                                              THREE MONTHS ENDED MARCH 31,
                                  --------------------------------------------- ----------------------------------------------
                                                      2001                                          2000
                                  --------------------------------------------------------------------------------------------
                                     AVERAGE         INCOME/         YIELD/        AVERAGE         INCOME/         YIELD/
                                     BALANCE         EXPENSE          RATE         BALANCE         EXPENSE          Rate
                                     -------         -------          ----         -------         -------          ----
                                                                     (Dollars in thousands)
                                                           ASSETS
Earning assets:
  Loans, net of unearned
     income(1)................    $  837,727      $  20,281             9.82%   $  650,563      $  15,201            9.40%
  Investment securities
    Taxable...................        91,635          1,457             6.45        59,440            954            6.46
    Tax-exempt(2).............        14,040            264             7.63        15,418            289            7.54
                                  ----------      ---------                     ----------      ---------
        Total investment
        securities............       105,675          1,721             6.60        74,858          1,243            6.68
    Federal funds sold........        32,745            462             5.72        14,214            202            5.72
    Other investments.........        11,376            187             6.67         7,014            101            5.79
                                  ----------      ---------                     ----------      ---------
        Total interest-earning
        assets................       987,523         22,651             9.30       746,649         16,747            9.02
Noninterest-earning assets:
  Cash and due from banks.....        31,680                                        26,225
  Premises and equipment......        43,862                                        38,647
  Accrued interest and other
    assets....................        39,632                                        34,702
  Allowance for loan losses...        (9,221)                                       (8,400)
                                  ----------                                    ----------
        Total assets..........    $1,093,476                                    $  837,823
                                  ==========                                    ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits.............    $  196,889          1,979             4.08    $  175,643          1,614            3.70
  Savings deposits............        33,355            230             2.80        34,036            247            2.92
  Time deposits...............       543,979          8,851             6.60       388,339          5,395            5.59
  Other borrowings............       133,569          1,865             5.66        75,559          1,028            5.47
                                  ----------      ---------                     ----------      ---------
        Total interest-bearing
        liabilities...........       907,792         12,925             5.77       673,577          8,284            4.95
Noninterest-bearing liabilities:
  Demand deposits.............        86,793                                        89,521
  Accrued interest and other
  liabilities.................         7,973                                         5,451
  Guaranteed preferred beneficial
    interest in Corporation's
      subordinated debentures         15,000                                            --
  Stockholders' equity........        75,918                                        69,274
                                  ----------                                    ----------
        Total liabilities and
          stockholders' equity    $1,093,476                                    $  837,823
                                  ==========                                    ==========
Net interest income/net interest
  spread......................                        9,726             3.53%                       8,463            4.07%
                                                                  ==========                                    =========
Net yield on earning assets...                                          3.99%                                        4.56%
                                                                  ==========                                    =========
Taxable equivalent adjustment:
  Investment securities(2)....                           90                                            98
                                                  ---------                                     ---------
        Net interest income...                    $   9,636                                     $   8,365
                                                  =========                                     =========


(1) Nonaccrual loans are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations - Continued

    The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2001 and 2000.

                                                         THREE MONTHS ENDED MARCH 31 (1)
                                                                  2001 VS 2000
                                                      ----------------------------------
                                                       INCREASE         CHANGES DUE TO
                                                      (DECREASE)      RATE        VOLUME
                                                      ----------      ----        ------
                                                             (Dollars in thousands)
Increase (decrease) in:
  Income from earning assets:
     Interest and fees on loans.................      $  5,080     $   683      $  4,397
     Interest on securities:
          Taxable...............................           503         (10)          513
          Tax-exempt............................           (25)         22           (47)
     Interest on federal funds..................           260          --           260
     Interest on other investments..............            86          17            69
                                                      --------     -------      --------
          Total interest income.................         5,904         712         5,192
                                                      --------     -------      --------
Expense from interest-bearing liabilities:
  Interest on demand deposits...................           365         168           197
  Interest on savings deposits..................           (17)        (11)           (6)
  Interest on time deposits.....................         3,456       1,074         2,382
  Interest on other borrowings..................           837          36           801
                                                      --------     -------      --------
          Total interest expense................         4,641       1,267         3,374
                                                      --------     -------      --------
          Net interest income...................      $  1,263     $  (555)     $  1,818
                                                      ========     =======      ========

----------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.


Noninterest income increased $583,000, or 35.5%, to $2.2 million for the first quarter of 2001 from $1.6 million for the first quarter of 2000, primarily due to growth in service charge income from an increase in the volume of deposits and a $247,000 gain from the sale of real estate.

Noninterest expense increased $615,000, or 7.8%, to $8.5 million for first quarter of 2001 from $7.9 million for the first quarter of 2000. Salaries and benefits increased $797,000, or 21.0%, to $4.6 million for the first quarter of 2001 from $3.8 million for the first quarter of 2000. The increase in salaries and benefits primarily resulted from the addition of personnel in the lending, administrative and operations area.

All other noninterest expenses decreased $182,000, or 4.5%, to $3.9 million, for the first quarter of 2001 from $4.1 million for the first quarter of 2000. This decrease in other noninterest expenses is primarily due to a decline in professional fees and foreclosure losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Results of Operations - Continued
Income tax expense was $628,000 for the first quarter of 2001, compared to $371,000 for the first quarter of 2000. The primary difference in the effective rate and the federal statutory rate (34%) is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation's headquarters, the John A. Hand Building.

Provision for Loan Losses
The provision for loan losses was $795,000 for the first quarter of 2001 compared to $888,000 for first quarter of 2000. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The allowance for loan losses at March 31, 2001, totaled $9.6 million, or 1.12% of total loans, compared to $9.0 million, or 1.11% of total loans at December 31, 2000. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.

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

The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors.

Financial Condition
Total assets of the Corporation were $1.14 billion at March 31, 2001, an increase of $113.3 million, or 11.0%, from $1.03 billion as of December 31, 2000. The increase in total assets was funded by an increase in deposits and borrowings from the Federal Home Loan Bank ("FHLB"). The Corporation believes that FHLB borrowings are a reliable and relatively inexpensive source of funding when compared to market deposit rates in the Birmingham, Alabama market and other markets in which the Corporation conducts its business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Financial Condition - Continued

Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $44.1 million, or 104.4%, to $86.3 million at March 31, 2001 from $42.2 million at December 31, 2000. This increase resulted primarily from the purchase of federal funds sold. At March 31, 2001, short-term liquid assets comprised 7.6% of total assets compared to 4.1% at December 31, 2000. The Corporation continually monitors its liquidity position and will increase or decrease its short-term liquid assets as necessary.

Total investment securities increased $17.5 million, or 18.3%, to $113.2 million at March 31, 2001, from $95.7 million at December 31, 2000. Mortgage-backed securities, which comprised 45.4% of the total investment portfolio at March 31, 2001, increased $12.1 million, or 30.1%, to $51.4 million from $39.3 million at December 31, 2000. Investments in U.S. Treasury and agency securities, which comprised 42.1% of the total investment portfolio at March 31, 2001, increased $8.5 million, or 21.6%, to $47.7 million from $39.2 million at December 31, 2000. The total investment portfolio at March 31, 2001 comprised 11.0% of all interest-earning assets compared to 10.4% at December 31, 2000 and produced an average tax equivalent yield of 6.6% for the first quarter of 2001 compared to 6.7% for the first quarter of 2000.

Loans, net of unearned income, totaled $854.6 million at March 31, 2001, an increase of 5.7%, or $46.4 million from $808.2 million at December 31, 2000, with average loans totaling $837.8 million for the first quarter of 2001 compared to $650.6 million for the first quarter of 2000. Of the $46.4 million increase in loans, 70.0%, or $31.1 million were produced by branches in the Alabama region, the other 30.0%, or $15.3 million were produced by branches in the Florida region. Loans, net of unearned income, comprised 82.7% of interest-earning assets at March 31, 2001, compared to 87.8% at December 31, 2000 and produced an average yield of 9.8% for the first quarter of 2001, compared to 9.4% for the first quarter of 2001. The following table details the distribution of the loan portfolio by category as of March 31, 2001 and December 31, 2000:


                       DISTRIBUTION OF LOANS BY CATEGORY

                                                             MARCH 31, 2001       DECEMBER 31, 2000
                                                          --------------------   --------------------
                                                          AMOUNT    PERCENT OF   AMOUNT    PERCENT OF
                                                                      TOTAL                  TOTAL
                                                          --------  ----------  ---------  ----------
Commercial, industrial and agricultural...........        $255,807     29.9%     $245,154     30.3%
Real estate-- construction........................         118,106     13.8       100,448     12.4
Real estate-- mortgage............................         389,500     45.5       373,509     46.2
Consumer..........................................          85,701     10.0        84,129     10.4
Other.............................................           6,280       .8         5,725       .7
                                                          --------   ------      --------  -------
          Total loans.............................         855,394    100.0%      808,965    100.0%
                                                                     ======                =======
Unearned income...................................            (826)                  (820)
Allowance for loan losses.........................          (9,551)                (8,959)
                                                          --------               --------
          Net loans...............................        $845,017               $799,186
                                                          ========               ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Financial Condition- continued

Noninterest bearing deposits totaled $94.3 million at March 31, 2001, an increase of 6.0%, or $5.4 million from $88.9 million at December 31, 2000. Noninterest bearing deposits comprised 10.5% of total deposits at March 31, 2001, compared to 10.8% at December 31, 2000.

Interest bearing deposits totaled $805.9 million at March 31, 2001, an increase of 9.2%, or $67.5 million from $738.4 million at December 31, 2000, with interest bearing deposits averaging $774.2 million for the first quarter of 2001 compared to $598.0 million for the first quarter of 2000. The $67.5 million increase in interest bearing deposits during the first quarter of 2001 is comprised primarily of higher yielding certificates of deposit issued to fund loan demand. The average rate paid on all interest bearing deposits during the first quarter of 2001 was 5.8% compared to 4.9% for the first quarter of 2000.

Advances from the Federal Home Loan Bank ("FHLB") increased $31.8 million to $136.1 million at March 31, 2001 from $104.3 million at December 31, 2000. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans.

As of March 31, 2001, the Corporation had outstanding $5.0 million under a $15.0 million line of credit with a regional bank. Interest is one and one quarter (1.25%) percentage points in excess of the applicable LIBOR Index Rate. The line matures May 1, 2001. The funds were used as a capital contribution to Corporation's banking subsidiary during the first quarter of 2001.

On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital"), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Condensed Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

At March 31, 2001, total stockholders' equity was $77.0 million, an increase of $2.1 million from $74.9 million at December 31, 2000. The increase in stockholders' equity resulted primarily from total comprehensive income for the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Allowance for Loan Losses
The Corporation maintains an allowance for loan losses at a level it believes is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credits and unfunded lines of credit. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

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

The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors.

The allowance as a percentage of loans at March 31, 2001 was 1.12% compared to 1.11% as of December 31, 2000. The allowance as a percentage of loans for the five-year period ending December 31, 2000 has averaged 1.25%. Allowance for loan losses as a percentage of nonperforming loans increased to 96.6% at March 31, 2001 from 90.9% at December 31, 2000, while nonperforming loans remained level at $9.9 million. As a percent of net loans, nonperforming loans decreased from 1.22% at December 31, 2000 to 1.16% at March 31, 2001. The balance of nonperforming loans includes a single credit, secured by real estate, totaling $3.8 million and $4.9 million as of March 31, 2001 and December 31, 2000, respectively. Excluding this credit, the allowance for loan losses as a percent of nonperforming loans was 156.8% and 181.6% as of March 31, 2001 and December 31, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Allowance for Loan Losses-continued

Net charge-offs were $203,000 for the first quarter of 2001. Net charge-offs to average loans on an annualized basis totaled .10% for the first quarter of 2001. The ratio of net charge-offs to average loans has averaged .67% for the five year period ended December 31, 2000, with a ratio of .57% in 2000 and .90% in 1999. Historically, net charge-offs have been more significant for commercial and consumer loans. Net charge-off loans during 2000 are more reflective of historical averages because net charge-off loans during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer. The Corporation believes that in future periods loan losses should reflect amounts that are similar to its historical averages, exclusive of 1999.

The following table summarizes certain information with respect to the Corporation's allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.


                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                                   THREE-MONTH
                                                                   PERIOD ENDED     YEAR ENDED
                                                                     MARCH 31,      DECEMBER 31,
                                                                       2001             2000
                                                                   -----------      ------------
                                                                      (Dollars in Thousands)
Allowance for loan losses at beginning of  year .........          $  8,959           $  8,065

Charge-offs:
  Commercial, industrial and agricultural ...............                 6              3,133
  Real estate ...........................................               148                756
  Consumer ..............................................               185                726
                                                                   --------           --------
          Total charge-offs .............................               339              4,615
Recoveries:
  Commercial, industrial and agricultural ...............                13                193
  Real estate ...........................................                 8                 87
  Consumer ..............................................               115                268
                                                                   --------           --------
          Total recoveries ..............................               136                548
Net charge-offs .........................................               203              4,067

Provision for loan losses ...............................               795              4,961
                                                                   --------           --------

Allowance for loan losses at end of year ................          $  9,551           $  8,959
                                                                   ========           ========

Loans at end of period, net of unearned income ..........          $854,568           $808,145
Average loans, net of unearned income ...................           837,727            710,414
Ratio of ending allowance to ending loans ...............              1.12%              1.11%
Ratio of net charge-offs to average loans (1) ...........               .10%               .57%
Net charge-offs as a percentage of:
  Provision for loan losses .............................             25.53%             81.98%
  Allowance for loan losses (1)..........................              8.62%             45.40%
Allowance for loan losses as a percentage
  of nonperforming loans ................................             96.60%             90.85%

  (1)Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Allowance for Loan Losses-continued
 The following table represents the Corporation's nonperforming loans for the dates indicated.


                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                      MARCH 31,      DECEMBER 31,
                                                                         2001            2000
                                                                    -----------     -------------

Nonaccrual..................................................        $   8,947       $   9,340
Past due (contractually past due 90 days or more)...........              940             334
Restructured................................................               --             187
                                                                    ---------       ---------
                                                                    $   9,887       $   9,861
                                                                    =========       =========

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

Regulatory Capital
The table below represents the regulatory and minimum regulatory capital requirements of the Corporation and its subsidiary at March 31, 2001 (dollars in thousands):




                                                                         FOR CAPITAL
                                                                          ADEQUACY           TO BE WELL
                                                         ACTUAL           PURPOSES           CAPITALIZED
                                                     --------------    --------------      ---------------
                                                     AMOUNT   RATIO    AMOUNT   RATIO      AMOUNT    RATIO
                                                     ------   -----    ------   -----      ------    -----
  Total Risk-Based Capital
        Corporation                                  $95,216  10.77%   $70,745  8.00%      $88,431   10.00%
        The Bank                                      91,049  10.40     70,069  8.00        87,586   10.00

  Tier 1 Risk-Based Capital
        Corporation                                   85,665   9.69     35,372  4.00        53,058    6.00
        The Bank                                      81,498   9.30     35,034  4.00        52,551    6.00

  Leverage Capital
        Corporation                                   85,665   7.88     43,465  4.00        54,341    5.00
        The Bank                                      81,498   7.50     43,474  4.00        54,343    5.00

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

While we may from time to time be a party to various legal proceedings arising in the ordinary course of our business, we believe that, other than as set forth below, or as discussed in, and incorporated herein by reference, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, there are no proceedings threatened or pending against the Corporation at this time that may individually, or in the aggregate, materially, adversely affect the Corporation's business, financial condition or results of operations.

The Bank is currently a defendant in various legal proceedings pending in state court arising out of certain losses that occurred in our Decatur branch in late 1999. See "Item 3. Legal Proceedings" of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. On May 2, 2001, the trial court denied our motion for summary judgment in John C. Moses
v. The Bank et al, Case No. CV 00-150, which is pending in the Circuit Court of Morgan County, Alabama. The plaintiff contends that the defendants converted property and accounts that he values at $483,000. The plaintiff also requests additional damages, including punitive damages. Trial is set for June 11, 2001, on all counts including plaintiff's claims for punitive damages. While we believe that we will prevail in this lawsuit, there can be no assurance, especially given the unpredictability of punitive damages awards, that, if we do not prevail, the litigation will not have a material adverse effect on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
               None

(b)      Report on Form 8-K:
               None


SIGNATURES
Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 The Banc Corporation
                                                    (Registrant)

Date:    May 15, 2001          By:      /s/ James A. Taylor, Jr.
                                  ---------------------------------------------
                                  James A. Taylor, Jr.
                                  President and Chief Operating Officer


Date:    May 15, 2001          By:      /s/  David R. Carter
                                  ---------------------------------------------
                                  David R. Carter
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Accounting Officer)