Form 10-Q
period 2001-06-30
BANC CORP
filed 2001-08-14
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File number 0-25033

The Banc Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1201350

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

17 North 20th Street, Birmingham, Alabama 35203

(Address of Principal Executive Offices)

(205) 326-2265

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]      No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2001

Common stock, $.001 par value	14,248,721

Part I.   Financial Information

ITEM 1.   FINANCIAL STATEMENTS

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
Assets

Cash and due from banks	$36,500	$36,691

Interest bearing deposits in other banks	593	2,427

Federal funds sold	48,315	3,120

Investment securities available for sale	74,329	91,316

Investment securities held-to-maturity	—	4,389

Mortgage loans held for sale	2,445	4,324

Loans, net of unearned income	912,114	808,145

Less: Allowance for loan losses	(9,509)	(8,959)

Net loans	902,605	799,186

Premises and equipment, net	45,167	43,957

Accrued interest receivable	8,144	8,615

Stock in FHLB and Federal Reserve Bank	8,250	6,922

Other assets	29,026	28,268

Total assets	$1,155,374	$1,029,215

Liabilities and Stockholders’ Equity

Deposits

Noninterest-bearing	$103,560	$88,910

Interest-bearing	806,783	738,394

Total deposits	910,343	827,304

Advances from FHLB	136,100	104,300

Other borrowed funds	2,026	534

Note payable	7,000	—

Accrued expenses and other liabilities	7,154	7,202

Total liabilities	1,062,623	939,340

Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures	15,000	15,000

Stockholders’ Equity

Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—

Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 14,385,021; outstanding 14,248,721 shares in 2001 and 14,345,021 in 2000	14	14

Surplus	47,756	47,756

Retained Earnings	30,613	27,640

Accumulated other comprehensive income (loss)	88	(325)

Treasury stock, at cost - 136,300 and 40,000 shares, respectively	(720)	(210)

Total stockholders’ equity	77,751	74,875

Total liabilities and stockholders’ equity	$1,155,374	$1,029,215

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income

Interest and fees on loans	$20,929	$16,446	$41,210	$31,647

Interest on investment securities

Taxable	1,367	948	2,824	1,902

Exempt from Federal income tax	120	184	294	375

Interest on federal funds sold	441	170	903	372

Interest and dividends on other investments	190	169	377	270

Total interest income	23,047	17,917	45,608	34,566

Interest expense

Interest on deposits	10,688	8,035	21,748	15,291

Interest on other borrowed funds	2,027	1,185	3,892	2,213

Total interest expense	12,715	9,220	25,640	17,504

Net interest income	10,332	8,697	19,968	17,062

Provision for loan losses	835	709	1,630	1,597

Net interest income after provision for loan losses	9,497	7,988	18,338	15,465

Noninterest income	2,103	1,877	4,296	3,524

Gain on sale of securities	120	—	157	—

Total noninterest income	2,223	1,877	4,453	3,524

Noninterest expenses

Salaries and employee benefits	4,965	4,031	9,558	7,827

Occupancy, furniture and equipment expense	1,746	1,451	3,472	2,891

Other operating expenses	2,685	2,793	4,832	5,408

Total noninterest expenses	9,396	8,275	17,862	16,126

Income before distributions on trust preferred securities	2,324	1,590	4,929	2,863

Distributions on trust preferred securities	397	—	795	—

Income before income taxes	1,927	1,590	4,134	2,863

Income tax expense	532	396	1,160	767

Net income	$1,395	$1,194	$2,974	$2,096

Basic and diluted net income per share	$0.10	$0.08	$0.21	$0.14

Average common shares outstanding	14,271	14,385	14,308	14,385

Average common shares outstanding, assuming dilution	14,275	14,386	14,311	14,387

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,

	2001	2000

Net cash provided by operating activities	$6,684	$3,201

Cash flows from investing activities:

Net decrease in interest bearing deposits in other banks	1,834	71

Net (increase) decrease in federal funds sold	(45,195)	535

Net decrease in short-term investments	—	14,499

Proceeds from sales of securities available for sale	26,299	—

Proceeds from maturities of investment securities available for sale	34,712	4,062

Purchases of investment securities available for sale	(38,456)	(12,692)

Proceeds from maturities of investment securities held to maturity	—	532

Net increase in loans	(104,639)	(81,316)

Purchases of premises and equipment	(2,923)	(6,686)

Other investing activities	(1,328)	(1,900)

Net cash used by investing activities	(129,696)	(82,895)

Cash flows from financing activities:

Net increase in deposit accounts	83,039	60,413

Net increase in FHLB advance and other borrowings	33,292	15,635

Proceeds from note payable	7,000	2,580

Purchase of treasury stock	(510)	—

Net cash provided by financing activities	122,821	78,628

Net decrease in cash and due from banks	(191)	(1,066)

Cash and due from banks at beginning of period	36,691	31,825

Cash and due from banks at end of period	$36,500	$30,759

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2000. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The statement of financial condition at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENT

Financial Accounting Standards Statement (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires all derivatives to be recorded on the statement of financial condition at fair value and establishes standard accounting methodologies for hedging activities. The statement is effective for the Corporation’s fiscal year ending December 31, 2001. The adoption of this statement did not have a material impact on the accompanying financial statements.

The transition provisions of FAS No. 133 provide that at the date of initial application (January 1, 2001), debt securities categorized as held-to-maturity may be transferred into the available-for-sale category without calling into question the Corporation’s intent to hold other debt securities until maturity. As such, on January 1, 2001, the Corporation transferred debt securities with a carrying value of $4,389,000 and a market value of $4,317,000 to the available-for-sale category.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (Statement 121).

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $393,000 ($.03 per share) per year. During the first quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 3 – SEGMENT REPORTING

The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3 – SEGMENT REPORTING — CONTINUED

	Alabama	Florida
	Region	Region	Combined

Three months ended June 30, 2001

Net interest income	$6,523	$3,809	$10,332

Provision for loan losses	635	200	835

Noninterest income	2,075	148	2,223

Noninterest expense	7,099	2,297	9,396

Distributions on trust preferred securities	397	—	397

Income tax expense	90	442	532

Net income	377	1,018	1,395

Total assets	864,116	291,258	1,155,374

Three months ended June 30, 2000

Net interest income	$5,612	$3,085	$8,697

Provision for loan losses	450	259	709

Noninterest income	1,424	453	1,877

Noninterest expense	6,296	1,979	8,275

Income tax (benefit) expense	(103)	499	396

Net income	393	801	1,194

Total assets	647,202	260,903	908,105

Six months ended June 30, 2001

Net interest income	$13,036	$6,932	$19,968

Provision for loan losses	1,100	530	1,630

Noninterest income	3,741	712	4,453

Noninterest expense	13,667	4,195	17,862

Distributions on trust preferred securities	795	—	795

Income tax expense	200	960	1,160

Net income	1,015	1,959	2,974

Six months ended June 30, 2000

Net interest income	$11,263	$5,799	$17,062

Provision for loan losses	1,054	543	1,597

Noninterest income	2,726	798	3,524

Noninterest expense	12,534	3,592	16,126

Income tax (benefit) expense	(138)	905	767

Net income	539	1,557	2,096

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Numerator:

For basic and diluted, net income	$1,395	$1,194	$2,974	$2,096

Denominator:

For basic, weighted average common shares outstanding	14,271	14,385	14,308	14,385

Effect of dilutive stock options	4	1	3	2

Average diluted common shares outstanding	14,275	14,386	14,311	14,387

Basic and diluted net income per share	$.10	$.08	$.21	$.14

NOTE 5 – COMPREHENSIVE INCOME

Total comprehensive income was $1,300,000 and $3,387,000, respectively, for the three and six-month periods ended June 30, 2001, compared to $1,337,000 and $2,189,000, respectively, for the three and six-month periods ended June 30, 2000. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

NOTE 6 – INCOME TAXES

The primary difference between the effective tax rate and the federal statutory rate in 2001 and 2000 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

NOTE 7 – GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION’S SUBORDINATED DEBENTURES

On September 7, 2000, TBC Capital Statutory Trust II (“TBC Capital”), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital’s 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital as minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Condensed Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures.” The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of June 30, 2001 consolidated financial condition of the Corporation and results of operations for the three and six-month periods ended June 30, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Corporation conform with generally accepted accounting principles.

This information should be read in conjunction with the Corporation’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Financial Overview

Total assets of the Corporation were $1.16 billion at June 30, 2001, an increase of $126.2 million, or 12.2%, from $1.03 billion as of December 31, 2000. Total deposits were $910.3 million at June 30, 2001, an increase of $83.0 million, or 10.0% from $827.3 million as of December 31, 2000. Total stockholders’ equity was $77.8 million at June 30, 2001, an increase of $2.9 million, or 3.8% from $74.9 million as of December 31, 2000.

Net income for the three-month period ended June 30, 2001 (second quarter of 2001) was $1.4 million compared to $1.2 million for the three-month period ended June 30, 2000 (second quarter of 2000), an increase of $201,000 or 16.8%. Basic and diluted net income per share were $.10 and $.08 for the second quarters of 2001 and 2000, respectively. Net income for the six-month period ended June 30, 2001 (first six months of 2001) was $3.0 million compared to $2.1 million for the six-month period ended June 30, 2000 (first six months of 2000), an increase of $878,000 or 41.9%. Basic and diluted net income per share was $.21 and $.14 for the first six months of 2001 and 2000, respectively. Return on average assets, on an annualized basis, was .54% for the first six months of 2001 compared to .49% for the first six months of 2000. Return on average stockholders’ equity, on an annualized basis, was 7.87% for the first six months of 2001 compared to 6.12% for first six months of 2000. Book value per share at June 30, 2001 was $5.46 compared to $5.22 as of December 31, 2000.

Results of Operations

The growth in net income during the first six months of 2001 compared to the first six months of 2000 is primarily the result of an increase in net interest income. Net interest income is the difference between the income earned on interest earning assets and interest paid on interest bearing liabilities used to support such assets. Net interest income increased $1.6 million, or 18.8% to $10.3 million for the second quarter of 2001 from $8.7 million for the second quarter of 2000. Net interest income increased $2.9 million, or 17.0% to $20.0 million for the first six months of 2001 from $17.1 million for the first six months of 2000. The increase in net interest income was offset by an increase in noninterest expense of $1.1 million, or 13.6% to $9.4 million for the second quarter of 2001 compared to $8.3 million for the second quarter of 2000. During the first six months of 2001, noninterest expenses increased $1.7 million, or 10.8% to $17.9 million compared to $16.1 million for the first six months of 2000.

Average interest-earning assets for the second quarter of 2001 increased $248.5 million, or 31.7% to $1,032.5 million from $784.1 million in the second quarter of 2000. This growth in average interest-earning assets was funded by a $211.5 million increase in average interest-bearing liabilities to $945.0 million for the second quarter of 2001 from $733.5 million for the second quarter of 2000. Average interest bearing assets produced a tax equivalent yield of 8.98% for the second quarter of 2001 compared to 9.24% for the second quarter of 2000. The average rate paid on interest bearing liabilities was 5.40% for the second quarter of 2001 compared to 5.06% for the second quarter of 2000. The Corporation’s net interest spread and net interest margin were 3.58% and 4.04%, respectively, for the second quarter of 2001, compared to 4.18% and 4.51% for the second quarter of 2000.

Average interest-earning assets for the first six months of 2001 increased $245.0 million, or 32.0% to $1.01 billion from $765.0 million in the first six months of 2000. This growth in average interest-earning assets during the first six months of 2001 was funded by a $220.7 million increase in average interest-bearing liabilities to $907.9 million from $687.2 million during the first six months of 2000. Average interest bearing assets produced a tax equivalent yield of 9.14% for the first six months of 2001 and 2000. The average rate paid on interest bearing liabilities was 5.69% for the first six months of 2001 compared to 5.12% for the first six months of 2000. The Corporation’s net interest spread and net interest margin were 3.45% and 4.02%, respectively, for the first six months of 2001, compared to 4.02% and 4.54% for the first six months of 2000.

The decline in net interest spread and margin is primarily the result of a rise in the volume of higher cost sources of funds such as certificates of deposit, brokered deposits and Federal Home Loan Bank borrowings. These funds were needed to meet strong loan demand, which accounted for the increase in the average interest earning assets during the first six months and second quarter of 2001.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to the Corporation’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
AND YIELD/RATES TAXABLE EQUIVALENT BASIS

	Three Months Ended June 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS

Earning assets:

Loans, net of unearned income (1)	$880,223	$20,929	9.54%	$687,344	$16,446	9.62%

Investment securities

Taxable	90,584	1,367	6.05	56,342	948	6.77

Tax-exempt (2)	10,075	182	7.25	16,398	279	6.84

Total investment securities	100,659	1,549	6.17	72,740	1,227	6.78

Federal funds sold	39,529	441	4.47	12,445	170	5.49

Other investments	12,087	190	6.31	11,522	169	5.90

Total interest-earning assets	1,032,498	23,109	8.98	784,051	18,012	9.24

Noninterest-earning assets:

Cash and due from banks	40,956			32,158

Premises and equipment	44,628			40,965

Accrued interest and other assets	37,476			33,577

Allowance for loan losses	(9,496)			(8,826)

Total assets	$1,146,062			$881,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Demand deposits	$239,728	2,288	3.83	$187,558	1,410	3.02

Savings deposits	31,148	156	2.01	35,234	262	2.99

Time deposits	530,403	8,244	6.23	429,459	6,362	5.96

Other borrowings	143,718	2,027	5.66	81,274	1,186	5.87

Total interest-bearing liabilities	944,997	12,715	5.40	733,525	9,220	5.06

Noninterest-bearing liabilities:

Demand deposits	100,952			72,650

Accrued interest and other liabilities	7,756			5,382

Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	15,000			—

Stockholders’ equity	77,357			70,368

Total liabilities and stockholders’ equity	$1,146,062			$881,925

Net interest income/net interest spread		10,394	3.58%		8,792	4.18%

Net yield on earning assets			4.04%			4.51%

Taxable equivalent adjustment:

Investment securities (2)		62			95

Net interest income		$10,332			$8,697

(1)	Nonaccrual loans are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2001 and 2000.

	Three Months Ended June 30 (1)

	2001 vs 2000

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:

Income from earning assets:

Interest and fees on loans	$4,483	$(137)	$4,620

Interest on securities:

Taxable	419	(110)	529

Tax-exempt	(97)	16	(113)

Interest on federal funds	271	(37)	308

Interest on other investments	21	12	9

Total interest income	5,097	(256)	5,353

Expense from interest-bearing liabilities:

Interest on demand deposits	878	431	447

Interest on savings deposits	(106)	(78)	(28)

Interest on time deposits	1,882	304	1,578

Interest on other borrowings	841	(44)	885

Total interest expense	3,495	613	2,882

Net interest income	$1,602	$(869)	$2,471

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
AND YIELD/RATES TAXABLE EQUIVALENT BASIS

	Six Months Ended June 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS

Earning assets:

Loans, net of unearned income (1)	$858,981	$41,210	9.67%	$669,543	$31,647	9.51%

Investment securities

Taxable	91,079	2,824	6.25	58,838	1,902	6.50

Tax-exempt (2)	12,051	445	7.45	15,190	568	7.52

Total investment securities	103,130	3,269	6.39	74,028	2,470	6.71

Federal funds sold	36,132	903	5.04	12,407	372	6.03

Other investments	11,767	377	6.46	9,024	270	6.02

Total interest-earning assets	1,010,010	45,759	9.14	765,002	34,759	9.14

Noninterest-earning assets:

Cash and due from banks	29,618			23,717

Premises and equipment	44,243			40,052

Accrued interest and other assets	40,704			34,352

Allowance for loan losses	(9,363)			(8,492)

Total assets	$1,115,212			$854,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Demand deposits	$201,388	4,267	4.27	$166,920	3,024	3.64

Savings deposits	32,243	386	2.41	34,729	509	2.95

Time deposits	541,782	17,095	6.36	408,821	11,757	5.78

Other borrowings	132,518	3,892	5.92	76,741	2,214	5.80

Total interest-bearing liabilities	907,931	25,640	5.69	687,211	17,504	5.12

Noninterest-bearing liabilities:

Demand deposits	108,301			92,424

Accrued interest and other liabilities	7,800			6,094

Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	15,000			—

Stockholders’ equity	76,180			68,902

Total liabilities and stockholders’ equity	$1,115,212			$854,631

Net interest income/net interest spread		20,119	3.45%		17,255	4.02%

Net yield on earning assets			4.02%			4.54%

Taxable equivalent adjustment:

Investment securities (2)		151			193

Net interest income		$19,968			$17,062

(1)	Nonaccrual loans are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2001 and 2000.

	Six Months Ended June 30 (1)

	2001 vs 2000

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:

Income from earning assets:

Interest and fees on loans	$9,563	$537	$9,026

Interest on securities:

Taxable	922	(76)	998

Tax-exempt	(123)	(5)	(118)

Interest on federal funds	531	(70)	601

Interest on other investments	107	21	86

Total interest income	11,000	407	10,593

Expense from interest-bearing liabilities:

Interest on demand deposits	1,243	567	676

Interest on savings deposits	(123)	(88)	(35)

Interest on time deposits	5,338	1,259	4,079

Interest on other borrowings	1,678	46	1,632

Total interest expense	8,136	1,784	6,352

Net interest income	$2,864	$(1,377)	$4,241

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income increased $346,000, or 18.4% to $2.2 million for the second quarter of 2001 from $1.9 million for the second quarter of 2000. Noninterest income increased $929,000, or 26.4% to $4.5 million for the first six months of 2001 from $3.5 million for the first six months of 2000. These increases are primarily attributable to growth in service charge income related to the increase in the volume of deposits, gains from the sale of real estate and the sale of investment securities. Gains from the sale of real estate totaled $247,000 and $141,000 in the first and second quarters of 2001, respectively. Gains from the sale of investment securities totaled $37,000 and $120,000 in the first and second quarters of 2001, respectively.

Noninterest expense increased $1.1 million, or 13.6% to $9.4 million for second quarter of 2001 from $8.3 million for the second quarter of 2000. Noninterest expense increased $1.7 million, or 10.8% to $17.9 million for the first six months of 2001 from $16.1 million for the first six months of 2000. Salaries and benefits, the largest component of noninterest expenses, increased $934,000, or 23.2%, to $5.0 million for the second quarter of 2001 from $4.0 million for the second quarter of 2000. Salaries and benefits increased $1.7 million, or 22.1%, to $9.6 million for the first six months of 2001 from $7.8 million for the first six months of 2000. The increase in salaries and benefits primarily resulted from the addition of personnel in the lending, administrative, including audit and loan reviews and operations areas.

All other noninterest expenses increased $187,000, or 4.4% to $4.4 million, for the second quarter of 2001 from $4.2 million for the second quarter of 2000. All other noninterest expenses remained level at $8.3 million for the first six months of 2001 and 2000.

Income tax expense was $532,000 for the second quarter of 2001, compared to $396,000 for the second quarter of 2000. Income tax expense was $1.2 million for the first six months of 2001, compared to $767,000 for the first six months of 2000. The primary difference in the effective tax rate and the federal statutory rate (34%) is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

Provision for Loan Losses

The provision for loan losses was $835,000 for the second quarter of 2001 compared to $709,000 for the second quarter of 2000. The provision for loan losses was $1.6 million for the first six months of 2001 and 2000. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The allowance for loan losses at June 30, 2001, totaled $9.5 million, or 1.04% of total loans, compared to $9.0 million, or 1.11% of total loans at December 31, 2000. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.

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

A risk rating system is employed whereby each loan is assigned a rating which corresponds to the perceived credit risk. Risk ratings are subject to independent review by the Corporation’s Loan Review Department, which also performs ongoing, independent review of the risk management process that includes underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets.

The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors.

Financial Condition

Total assets of the Corporation were $1.16 billion at June 30, 2001, an increase of $126.2 million, or 12.2% from $1.03 billion as of December 31, 2000. The increase in total assets was funded by an increase in deposits and borrowings from the Federal Home Loan Bank (“FHLB”). The Corporation believes that FHLB borrowings are a reliable and relatively inexpensive source of funding when compared to market deposit rates in the Birmingham, Alabama market and other markets in which the Corporation conducts its business.

Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $43.2 million, or 102.2% to $85.4 million at June 30, 2001 from $42.2 million at December 31, 2000. This increase resulted primarily from the purchase of federal funds sold. At June 30, 2001, short-term liquid assets comprised 7.4% of total assets compared to 4.1% at December 31, 2000. The Corporation continually monitors its liquidity position and will increase or decrease its short-term liquid assets as necessary.

Total investment securities decreased $17.0 million, or 18.6% to $74.3 million at June 30, 2001, from $91.3 million at December 31, 2000. Mortgage-backed securities, which comprised 72.6% of the total investment portfolio at June 30, 2001, increased $16.2 million, or 42.9% to $53.9 million from $39.3 million at December 31, 2000. Investments in U.S. Treasury and agency securities, which comprised 15.1% of the total investment portfolio at June 30, 2001, decreased $28.0 million, or 71.4% to $11.2 million from $39.2 million at December 31, 2000. The total investment portfolio at June 30, 2001 comprised 7.1% of all interest-earning assets compared to 10.4% at December 31, 2000. The investment portfolio produced an average tax equivalent yield of 6.2% and 6.8% for the second quarters of 2001 and 2000, respectively, and a 6.4% and 6.7% yield for the first six months of 2001 and 2000, respectively.

Loans, net of unearned income, totaled $912.1 million at June 30, 2001, an increase of 12.9%, or $103.9 million from $808.2 million at December 31, 2000, with average loans totaling $880.2 million for the second quarter of 2001 compared to $687.3 million for the second quarter of 2000. Average loans totaled $859.0 million for the first six months of 2001 compared to $670.0 million for the first six months of 2000. Of the $103.9 million increase in loans, 56.0%, or $57.8 million were produced by branches in the Alabama region, the other 44.0%, or $46.1 million were produced by branches in the Florida region. Loans, net of unearned income, comprised 87.2% of interest-earning assets at June 30, 2001, compared to 87.8% at December 31, 2000. The loan portfolio produced an average yield of 9.5% and 9.6% for the second quarters of 2001 and 2000, respectively, and a 9.7% and 9.5% yield for the first six months of 2001 and 2000, respectively. The following table details the distribution of the loan portfolio by category as of June 30, 2001 and December 31, 2000:

Distribution of Loans by Category

(Dollars in thousands)

	June 30, 2001		December 31, 2000

		Percent of		Percent of
	Amount	Total	Amount	Total

Commercial, industrial and agricultural	$267,856	29.3%	$245,154	30.3%

Real estate — construction	164,358	18.0	100,448	12.4

Real estate — mortgage	387,613	42.5	373,509	46.2

Consumer	88,478	9.7	84,129	10.4

Other	4,574	.5	5,725	.7

Total loans	912,879	100.0%	808,965	100.0%

Unearned income	(765)		(820)

Allowance for loan losses	(9,509)		(8,959)

Net loans	$902,605		$799,186

Noninterest bearing deposits totaled $103.6 million at June 30, 2001, an increase of 16.5%, or $14.7 million from $88.9 million at December 31, 2000. Noninterest bearing deposits comprised 11.4% of total deposits at June 30, 2001, compared to 10.8% at December 31, 2000.

Interest bearing deposits totaled $806.8 million at June 30, 2001, an increase of 9.3%, or $68.4 million from $738.4 million at December 31, 2000, with interest bearing deposits averaging $801.3 million for the second quarter of 2001 compared to $652.3 million for the second quarter of 2000. Average interest bearing deposits totaled $775.4 million for the first six months of 2001 compared to $610.5 million for the first six months of 2000. The $68.4 million increase in interest bearing deposits during the first six months of 2001 is comprised primarily of interest bearing demand accounts. The average rate paid on all interest bearing deposits during the second quarter of 2001 was 5.4% compared to 5.0% for the second quarter of 2000. The average rate paid on all interest bearing deposits during the first six months of 2001 was 5.7% compared to 5.0% for the first six months of 2000.

Advances from the Federal Home Loan Bank (“FHLB”) increased $31.8 million to $136.1 million at June 30, 2001 from $104.3 million at December 31, 2000. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans.

As of June 30, 2001, the Corporation had outstanding $7.0 million under a $15.0 million line of credit with a regional bank. Interest is one and three quarters (1.75%) percentage points in excess of the applicable LIBOR Index Rate. The line matures May 1, 2002. The funds were used as a capital contribution to the Corporation’s banking subsidiary during the first six months of 2001.

On September 7, 2000, TBC Capital Statutory Trust II (“TBC Capital”), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital’s 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation. The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital as a minority interest. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Condensed Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures.” The sole asset of TBC Capital is the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital have a call option after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

At June 30, 2001, total stockholders’ equity was $77.8 million, an increase of $2.9 million from $74.9 million at December 31, 2000. The increase in stockholders’ equity resulted primarily from total comprehensive income for the first six months of 2001. In September of 2000 the Corporations’ board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2001, 136,300 shares of common stock have been repurchased and are held as treasury stock at a cost of $720,000. In the first six months of 2001, the Corporation has repurchased 96,300 shares at a total cost of $510,000.

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

The allowance as a percentage of loans at June 30, 2001 was 1.04% compared to 1.11% as of December 31, 2000. Allowance for loan losses as a percentage of nonperforming loans increased to 131.0% at June 30, 2001 from 90.9% at December 31, 2000, as nonperforming loans decreased to $7.3 million at June 30, 2001 from $9.9 million at December 31, 2000. As a percent of net loans, nonperforming loans decreased from 1.22% at December 31, 2000 to .80% at June 30, 2001.

Net charge-offs were $1.1 million for the first six months of 2001. Net charge-offs to average loans on an annualized basis totaled .25% for the first six months of 2001. The ratio of net charge-offs to average loans has averaged .67% for the five year period ended December 31, 2000, with a ratio of .57% in 2000 and .90% in 1999. Historically, net charge-offs have been more significant for commercial and consumer loans. Net charge-off loans during 2000 are more reflective of historical averages because net charge-off loans during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer. The Corporation believes that in future periods loan losses should reflect amounts that are similar to its historical averages, exclusive of 1999.

The following table summarizes certain information with respect to the Corporation’s allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

Summary of Loan Loss Experience

	Six-Month period
	Ended	Year Ended
	June 30,	December 31,
	2001	2000

	(Dollars in thousands)

Allowance for loan losses at beginning of year	$8,959	$8,065

Charge-offs:

Commercial, industrial and agricultural	579	3,133

Real estate	158	756

Consumer	631	726

Total charge-offs	1,368	4,615

Recoveries:

Commercial, industrial and agricultural	27	193

Real estate	83	87

Consumer	178	268

Total recoveries	288	548

Net charge-offs	1,080	4,067

Provision for loan losses	1,630	4,961

Allowance for loan losses at end of year	$9,509	$8,959

Loans at end of period, net of unearned income	$912,114	$808,145

Average loans, net of unearned income	858,981	710,414

Ratio of ending allowance to ending loans	1.04%	1.11%

Ratio of net charge-offs to average loans (1)	.25%	.57%

Net charge-offs as a percentage of:

Provision for loan losses	66.26%	81.98%

Allowance for loan losses(1)	22.90%	45.40%

Allowance for loan losses as a percentage of nonperforming loans	130.98%	90.85%

(1)	Annualized.

The following table represents the Corporation’s nonperforming loans for the dates indicated (dollars in thousands).

Nonaccrual, Past Due and Restructured Loans

	June 30,	December 31,
	2001	2000

Nonaccrual	$5,717	$9,340

Past due (contractually past due 90 days or more)	1,543	334

Restructured	—	187

	$7,260	$9,861

A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings.

Regulatory Capital.

The table below represents the regulatory and minimum regulatory capital requirements of the Corporation and its subsidiary at June 30, 2001 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital

Corporation	$95,834	10.39%	$73,768	8.00%	$92,210	10.00%

The Bank	94,962	10.39	73,089	8.00	91,361	10.00

Tier 1 Risk-Based Capital

Corporation	86,325	9.36	36,884	4.00	55,324	6.00

The Bank	85,453	9.35	36,545	4.00	54,817	6.00

Leverage Capital

Corporation	86,325	7.61	45,353	4.00	56,691	5.00

The Bank	85,453	7.59	45,042	4.00	56,303	5.00

Liquidity

The Corporation’s principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, the Corporation has access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit, and from the Federal Home Loan Bank under a blanket floating lien on certain residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. The management of the Corporation places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation’s belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently-completed acquisitions; one-time costs associated with the recently-completed acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation’s centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the ability of the Corporation to resolve any pending litigation on acceptable terms; the effect of legal proceedings on the Corporation’s financial condition, results of operations and liquidity; and market risk disclosures, as well as other information. The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation’s business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Interest Sensitivity” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

Part II.    Other Information

Item 1.     Legal Proceedings

A trial date is set for August 27, 2001 in John C. Moses v. The Bank et al, Case No 00-150, which is pending in the Circuit Court of Morgan County Alabama, on all counts, including plaintiff’s claims for punitive damages. While we believe that we will prevail in this lawsuit, there can be no assurance, especially given the unpredictability of punitive damages awards, that the litigation will not have a material adverse effect on our financial condition or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On June 19, 2001 the Annual Meeting of Stockholders of the Corporation was held at which shares of common stock represented at the Annual Meeting were voted in favor of the directors listed below as follows:

Director		For	Against

1.	James A. Taylor	10,242,157	64,284

2.	Neal R. Berte, Ed. D.	10,242,157	64,284

3.	David R. Carter	10,242,157	64,284

4.	James Mailon Kent, Jr.	10,242,157	64,284

5.	Larry D. Striplin, Jr.	10,242,157	64,284

6.	James R. Andrews, M.D.	10,242,157	64,284

7.	Ronald W. Orso, M.D.	10,241,328	65,113

In addition to the directors elected at the meeting, the following individuals will continue to serve as directors until the end of their respective terms:

W. T. Campbell, Jr.	Harold W. Ripps

Peter N. DiChiara	Richard M. Scrushy

K. Earl Durden	Jerry M. Smith

John F. Gittings	Michael E. Stephens

Steven C. Hayes	Marie Swift

Thomas E. Jernigan, Jr.	James A. Taylor, Jr.

Randall E. Jones	T. Mandell Tillman

Larry R. Matthews	Johnny Wallis

Mayer Mitchell

In addition, shares of common stock represented at the Annual Meeting were voted in favor of the ratification of Ernst & Young LLP as independent auditors as follows:

For	Against	Abstain

10,220,469	43,373	42,599

Item 5.     Other Information

On July 16, 2001, TBC Capital Statutory Trust III, a Delaware statutory trust established by the Corporation, received approximately $16 million in a pooled trust preferred offering. As of the date of issuance, the interest rate on the securities was 7.57%. The stated rate is the six month LIBOR plus 375 basis points. The securities are re-priced each six months and have a 12% ceiling. The Corporation used a portion of the debt to pay off its outstanding line of credit and invest additional capital into its subsidiary, The Bank. The Corporation plans to use the remaining proceeds for general corporate purposes.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Report on Form 8-K:

None

Signatures

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Banc Corporation (Registrant)

Date: August 14, 2001	By:	/s/ James A. Taylor, Jr.

James A. Taylor, Jr.

President and Chief Operating Officer

Date: August 14, 2001	By:	/s/ David R. Carter

David R. Carter

Executive Vice President and Chief Financial Officer

(Principal Accounting Officer)