Form 10-Q
period 2001-09-30
BANC CORP
filed 2001-11-14
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2001

Common stock, $.001 par value	14,243,721

Part I. Financial Information

Item I. Financial Statements

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Dollars In Thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
Assets

Cash and due from banks	$46,608	$36,691

Interest bearing deposits in other banks	593	2,427

Federal funds sold	19,000	3,120

Investment securities available for sale	71,731	91,316

Investment securities held-to-maturity	—	4,389

Mortgage loans held for sale	2,713	4,324

Loans, net of unearned income	977,054	808,145

Less: Allowance for loan losses	(10,228)	(8,959)

Net loans	966,826	799,186

Premises and equipment, net	46,494	43,957

Accrued interest receivable	8,445	8,615

Stock in FHLB and Federal Reserve Bank	8,459	6,922

Other assets	29,938	28,268

Total assets	$1,200,807	$1,029,215

Liabilities and Stockholders’ Equity

Deposits

Noninterest-bearing	$90,742	$88,910

Interest-bearing	854,208	738,394

Total deposits	944,950	827,304

Advances from FHLB	136,100	104,300

Other borrowed funds	793	534

Accrued expenses and other liabilities	8,267	7,202

Total liabilities	1,090,110	939,340

Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures	31,000	15,000

Stockholders’ Equity

Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—

Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 14,385,021; outstanding 14,243,721 shares in 2001 and 14,345,021 in 2000	14	14

Surplus	47,756	47,756

Retained Earnings	32,188	27,640

Accumulated other comprehensive income (loss)	492	(325)

Treasury stock, at cost - 141,300 and 40,000 shares, respectively	(753)	(210)

Total stockholders’ equity	79,697	74,875

Total liabilities and stockholders’ equity	$1,200,807	$1,029,215

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income

Interest and fees on loans	$21,253	$17,672	$62,463	$49,319

Interest on investment securities

Taxable	1,086	1,259	3,910	3,161

Exempt from Federal income tax	88	184	382	559

Interest on federal funds sold	275	255	1,178	627

Interest and dividends on other investments	121	145	498	415

Total interest income	22,823	19,515	68,431	54,081

Interest expense

Interest on deposits	9,925	9,512	31,673	24,803

Interest on other borrowed funds	1,957	1,219	5,849	3,432

Total interest expense	11,882	10,731	37,522	28,235

Net interest income	10,941	8,784	30,909	25,846

Provision for loan losses	925	1,869	2,555	3,466

Net interest income after provision for loan losses	10,016	6,915	28,354	22,380

Noninterest income	1,844	2,160	6,140	5,687

Gain on sale of securities	993	76	1,150	73

Total noninterest income	2,837	2,236	7,290	5,760

Noninterest expenses

Salaries and employee benefits	4,700	3,944	14,258	11,771

Occupancy, furniture and equipment expense	1,691	1,486	5,163	4,377

Other operating expenses	3,509	2,287	8,341	7,695

Total noninterest expenses	9,900	7,717	27,762	23,843

Distributions on trust preferred securities	657	104	1,452	104

Income before income taxes	2,296	1,330	6,430	4,193

Income tax expense (benefit)	721	(37)	1,881	730

Net income	$1,575	$1,367	$4,549	$3,463

Basic and diluted net income per share	$0.11	$0.10	$0.32	$0.24

Average common shares outstanding	14,248	14,385	14,288	14,385

Average common shares outstanding, assuming dilution	14,311	14,391	14,311	14,388

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars In Thousands)

	Nine Months Ended
	September 30,

	2001	2000

Net cash provided by operating activities	$8,227	$5,290

Cash flows from investing activities:

Net decrease in interest bearing deposits in other banks	1,834	630

Net (increase) decrease in federal funds sold	(15,880)	5,823

Net decrease in short-term investments	—	3,682

Proceeds from sales of securities available for sale	49,461	135

Proceeds from maturities of investment securities available for sale	44,920	9,061

Purchases of investment securities available for sale	(67,753)	(15,657)

Proceeds from maturities of investment securities held to maturity	—	544

Net increase in loans	(169,414)	(120,889)

Purchases of premises and equipment	(5,103)	(8,017)

Other investing activities	(1,537)	(1,900)

Net cash used by investing activities	(163,472)	(126,588)

Cash flows from financing activities:

Net increase in deposit accounts	117,646	101,183

Net increase in FHLB advance and other borrowings	32,059	14,983

Net decrease in note payable	—	(7,104)

Proceeds from trust preferred securities	16,000	15,000

Purchase of treasury stock	(543)	—

Net cash provided by financing activities	165,162	124,062

Net increase in cash and due from banks	9,917	2,764

Cash and due from banks at beginning of period	36,691	31,825

Cash and due from banks at end of period	$46,608	$34,589

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2000. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with the FASB’s Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Applications of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $393,000 ($.03 per share). During the first quarter of 2002, the Corporation will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

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

		Florida
	Alabama Region	Region	Combined

Three months ended September 30, 2001

Net interest income	$6,983	$3,958	$10,941

Provision for loan losses	673	252	925

Noninterest income	2,571	266	2,837

Noninterest expense	7,063	2,837	9,900

Distributions on trust preferred securities	657	—	657

Income tax expense	380	341	721

Net income	781	794	1,575

Total assets	868,737	332,070	1,200,807

Three months ended September 30, 2000

Net interest income	$5,574	$3,210	$8,784

Provision for loan losses	1,181	688	1,869

Noninterest income	1,862	374	2,236

Noninterest expense	5,936	1,781	7,717

Distributions on trust preferred securities	104	—	104

Income tax (benefit) expense	(370)	333	(37)

Net income	585	782	1,367

Total assets	703,051	252,490	955,541

Nine months ended September 30, 2001

Net interest income	$20,019	$10,890	$30,909

Provision for loan losses	1,773	782	2,555

Noninterest income	6,312	978	7,290

Noninterest expense	20,730	7,032	27,762

Distributions on trust preferred securities	1,452	—	1,452

Income tax expense	580	1,301	1,881

Net income	1,796	2,753	4,549

Nine months ended September 30, 2000

Net interest income	$16,837	$9,009	$25,846

Provision for loan losses	2,235	1,231	3,466

Noninterest income	4,588	1,172	5,760

Noninterest expense	18,470	5,373	23,843

Distributions on trust preferred securities	104	—	104

Income tax (benefit) expense	(508)	1,238	730

Net income	1,124	2,339	3,463

NOTE 4 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Numerator:

For basic and diluted, net income	$1,575	$1,367	$4,549	$3,463

Denominator:

For basic, weighted average common shares outstanding	14,248	14,385	14,288	14,385

Effect of dilutive stock options	63	6	23	3

Average diluted common shares outstanding	14,311	14,391	14,311	14,388

Basic and diluted net income per share	$.11	$.10	$.32	$.24

NOTE 5 – COMPREHENSIVE INCOME

Total comprehensive income was $1,979,000 and $5,366,000, respectively, for the three and nine-month periods ended September 30, 2001, compared to $1,946,000 and $4,135,000, respectively, for the three and nine-month periods ended September 30, 2000. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

NOTE 6 – INCOME TAXES

The primary difference between the effective tax rate and the federal statutory rate in 2001 and 2000 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

NOTE 7 – GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION’S SUBORDINATED DEBENTURES

On September 7, 2000, TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II’s 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation.

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% annum ceiling. As of the date of issuance the interest rate on the securities was 7.57%.

     The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and III on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital II and III as minority interests. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Condensed Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures.” The sole asset of TBC Capital II and III are the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital II and III and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital II and III have call options, without a premium, after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of September 30, 2001 consolidated financial condition of The Banc Corporation (“the Corporation”) and results of operations for the three and nine-month periods ended September 30, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Corporation conform with generally accepted accounting principles.

This information should be read in conjunction with the Corporation’s unaudited consolidated financial statements and related notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

Financial Overview

Total assets of the Corporation were $1.20 billion at September 30, 2001, an increase of $171.6 million, or 16.7%, from $1.03 billion as of December 31, 2000. Total deposits were $945.0 million at September 30, 2001, an increase of $117.6 million, or 14.2%, from $827.3 million as of December 31, 2000. Total stockholders’ equity was $79.7 million at September 30, 2001, an increase of $4.8 million, or 6.4%, from $74.9 million as of December 31, 2000.

Net income for the three-month period ended September 30, 2001 (third quarter of 2001) was $1.6 million compared to $1.4 million for the three-month period ended September 30, 2000 (third quarter of 2000), an increase of $208,000 or 15.2%. Basic and diluted net income per share was $.11 and $.10 for the third quarters of 2001 and 2000, respectively. Net income for the nine-month period ended September 30, 2001 (first nine months of 2001) was $4.6 million compared to $3.5 million for the nine-month period ended September 30, 2000 (first nine months of 2000), an increase of $1.1 million or 31.4%. Basic and diluted net income per share was $.32 and $.24 for the first nine months of 2001 and 2000, respectively. Return on average assets, on an annualized basis, was .54% for the first nine months of 2001 compared to .52% for the first nine months of 2000. Return on average stockholders’ equity, on an annualized basis, was 7.87% for the first nine months of 2001 compared to 6.52% for first nine months of 2000. Book value per share at September 30, 2001 was $5.60 compared to $5.22 as of December 31, 2000.

Results of Operations

The growth in net income during the first nine months of 2001 compared to the first nine months of 2000 is primarily the result of an increase in net interest income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $2.2 million, or 24.6%, to $11.0 million for the third quarter of 2001 from $8.8 million for the third quarter of 2000. Net interest income increased $5.1 million, or 19.6%, to $30.9 million for the first nine months of 2001 from $25.8 million for the first nine months of 2000. The increase in net interest income was offset by an increase in noninterest expense of $2.2 million, or 28.3%, to $9.9 million for the third quarter of 2001 compared to $7.7 million for the third quarter of 2000. During the first nine months of 2001, noninterest expenses increased $3.9 million, or 16.4%, to $27.7 million compared to $23.8 million for the first nine months of 2000.

Average interest-earning assets for the third quarter of 2001 increased $219.1 million, or 25.9% to $1.06 billion from $845.7 million in the third quarter of 2000. This growth in average interest-earning assets was funded by a $197.6 million increase in average interest-bearing liabilities to $962.0 million for the third quarter of 2001 from $764.4 million for the third quarter of 2000. Average interest-bearing assets produced a tax equivalent yield of 8.52% for the third quarter of 2001 compared to 9.22% for the third quarter of 2000. The average rate paid on interest-bearing liabilities was 4.90% for the third quarter of 2001 compared to 5.58% for the third quarter of 2000. The Corporation’s net interest spread and net interest margin were 3.62% and 4.09%, respectively, for the third quarter of 2001, compared to 3.64% and 4.18% for the third quarter of 2000. The Corporations’ net interest spread and margin declined only slightly during the third quarter of 2001 compared to the third quarter of 2000. The decline in rates on interest-earning assets was offset by a decline in interest rates paid on interest-bearing liabilities.

Average interest-earning assets for the first nine months of 2001 increased $235.4 million, or 29.7% to $1.03 billion from $791.9 million in the first nine months of 2000. This growth in average interest-earning assets during the first nine months of 2001 was funded by a $211.2 million increase in average interest-bearing liabilities to $927.1 million from $715.9 million during the first nine months of 2000. Average interest-bearing assets produced a tax equivalent yield of 8.93% for the first nine months of 2001 compared to 9.17% for the first nine months of 2000. The average rate paid on interest-bearing liabilities was 5.41% for the first nine months of 2001 compared to 5.27% for the first nine months of 2000. The Corporation’s net interest spread and net interest margin were 3.52% and 3.90%, respectively, for the first nine months of 2001, compared to 4.05% and 4.41% for the first nine months of 2000. This decline in net interest spread and margin is the result of a decline in the rates earned on interest-earning assets combined with a rise in the volume of higher cost sources of funds such as certificates of deposit, brokered deposits and Federal Home Loan Bank borrowings. These funds were needed to meet strong loan demand, which accounted for the increase in the average interest-earning assets during the first nine months of 2001.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to the Corporation’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
AND YIELD/RATES TAXABLE EQUIVALENT BASIS

	Three Months Ended September 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS

Interest-earning assets:

Loans, net of unearned income(1)	$942,692	$21,253	8.94%	$727,049	$17,672	9.67%

Investment securities Taxable	73,422	1,086	5.87	78,382	1,259	6.39

Tax-exempt(2)	7,136	133	7.39	14,967	279	7.42

Total investment securities	80,558	1,219	6.00	93,349	1,538	6.55

Federal funds sold	32,453	275	3.36	15,629	255	6.49
Other investments	9,092	121	5.28	9,674	145	5.96

Total interest-earning assets	1,064,795	22,868	8.52	845,701	19,610	9.22

Noninterest-earning assets:

Cash and due from banks	31,612			35,526

Premises and equipment	45,787			42,486

Accrued interest and other assets	35,547			26,173

Allowance for loan losses	(9,767)			(8,761)

Total assets	$1,167,974			$941,125

	Three Months Ended September 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Demand deposits	$264,818	2,000	3.00	$168,342	1,777	4.20

Savings deposits	29,907	123	1.63	34,841	267	3.05

Time deposits	528,107	7,802	5.86	475,724	7,468	6.25

Other borrowings	139,229	1,957	5.58	85,513	1,219	5.67

Total interest-bearing liabilities	962,061	11,882	4.90	764,420	10,731	5.58

Noninterest-bearing liabilities:

Demand deposits	92,378			94,719

Accrued interest and other liabilities	7,843			6,108

Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	27,000			3,750

Stockholders’ equity	78,692			72,128

Total liabilities and stockholders’ equity	$1,167,974			$941,125

Net interest income/net interest spread		10,986	3.62%		8,879	3.64%

Net yield on earning assets			4.09%			4.18%

Taxable equivalent adjustment:

Investment securities(2)		45			95

Net interest income		$10,941			$8,784

(1)	Nonaccrual loans are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended September 30, 2001 and 2000.

	Three Months Ended September 30 (1)

	2001 vs 2000

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:

Income from interest-earning assets:

Interest and fees on loans	$3,581	$(1,406)	$4,987

Interest on securities:

Taxable	(173)	(97)	(76)

Tax-exempt	(146)	(1)	(145)

Interest on federal funds	20	(164)	184

Interest on other investments	(24)	(16)	(8)

Total interest income	3,258	(1,684)	4,942

Expense from interest-bearing liabilities:

Interest on demand deposits	223	(605)	828

Interest on savings deposits	(144)	(110)	(34)

Interest on time deposits	334	(476)	810

Interest on other borrowings	738	(20)	758

Total interest expense	1,151	(1,211)	2,362

Net interest income	$2,107	$(473)	$2,580

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

CONSOLIDATED AVERAGE BALANCE INTEREST/INCOME/EXPENSE
AND YIELD/RATES TAXABLE EQUIVALENT BASIS

	Nine Months Ended September 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS

Interest-earning assets:

Loans, net of unearned income(1)	$887,191	$62,463	9.41%	$688,937	$49,319	9.56%

Investment securities Taxable	85,008	3,910	6.15	65,082	3,161	6.49

Tax-exempt(2)	10,394	579	7.45	15,083	847	7.50

Total investment securities	95,402	4,489	6.29	80,165	4,008	6.68

Federal funds sold	33,830	1,178	4.66	13,273	627	6.31

Other investments	10,866	498	6.13	9,501	415	5.83

Total interest-earning assets	1,027,289	68,628	8.93	791,876	54,369	9.17

Noninterest-earning assets:

Cash and due from banks	34,891			37,755

Premises and equipment	44,779			40,414

Accrued interest and other assets	37,359			35,369

Allowance for loan losses	(9,498)			(8,472)

Total assets	$1,134,820			$896,942

	Nine Months Ended September 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Demand deposits	$223,843	6,267	3.74	$175,527	4,802	3.65

Savings deposits	31,456	509	2.16	34,773	776	2.98

Time deposits	537,173	24,897	6.20	423,470	19,225	6.06

Other borrowings	134,589	5,849	5.81	82,080	3,432	5.59

Total interest-bearing liabilities	927,061	37,522	5.41	715,850	28,235	5.27

Noninterest-bearing liabilities:

Demand deposits	103,106			102,477

Accrued interest and other liabilities	7,900			6,100

Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	19,467			1,600

Stockholders’ equity	77,286			70,915

Total liabilities and stockholders’ equity	$1,134,820			$896,942

Net interest income/net interest spread		31,106	3.52%		26,134	3.90%

Net yield on earning assets			4.05%			4.41%

Taxable equivalent adjustment:

Investment securities(2)		197			288

Net interest income		$30,909			$25,846

(1)	Nonaccrual loans are included in loans net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2001 and 2000.

	Nine Months Ended September 30 (1)

	2001 vs 2000

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:

Income from interest-earning assets:

Interest and fees on loans	$13,144	$(786)	$13,930

Interest on securities:

Taxable	749	(173)	922

Tax-exempt	(268)	(6)	(262)

Interest on federal funds	551	(201)	752

Interest on other investments	83	22	61

Total interest income	14,259	(1,144)	15,403

Expense from interest-bearing liabilities:

Interest on demand deposits	1,465	120	1,345

Interest on savings deposits	(267)	(198)	(69)

Interest on time deposits	5,672	449	5,223

Interest on other borrowings	2,417	140	2,277

Total interest expense	9,287	511	8,776

Net interest income	$4,972	$(1,655)	$6,627

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income increased $601,000, or 26.9% to $2.8 million for the third quarter of 2001 from $2.2 million for the third quarter of 2000. Noninterest income increased $1.5 million, or 26.6% to $7.3 million for the first nine months of 2001 from $5.8 million for the first nine months of 2000. These increases are primarily attributable to growth in service charge income related to the increase in the volume of deposits, gains from the sale of real estate and the sale of investment securities. During the third quarter of 2001, realized gains from the sale of investment securities totaled $993,000 compared to realized gains of $76,000 during the third quarter of 2000. Realized gains from the sale of investment securities totaled $1.2 million for the first nine months of 2001 compared to $73,000 for the first nine months of 2000. Gains from the sale of real estate totaled $388,000 for the first nine months of 2001 compared to $165,000 for the first nine months of 2000, which was realized in the third quarter of 2000.

Noninterest expense increased $2.2 million, or 28.3% to $9.9 million for third quarter of 2001 from $7.7 million for the third quarter of 2000. Noninterest expense increased $3.9 million, or 16.4% to $27.7 million for the first nine months of 2001 from $23.8 million for the first nine months of 2000. Salaries and benefits, the largest component of noninterest expenses, increased $756,000, or 19.2% to $4.7 million for the third quarter of 2001 from $3.9 million for the third quarter of 2000. Salaries and benefits increased $2.5 million, or 21.1% to $14.3 million for the first nine months of 2001 from $11.8 million for the first nine months of 2000. The increase in salaries and benefits primarily resulted from the addition of personnel in the lending, administrative and operations area.

All other noninterest expenses increased $1.4 million, or 62.4% to $5.2 million, for the third quarter of 2001 from $3.8 million for the third quarter of 2000. All other noninterest expenses increased $1.4 million, or 11.9% to $13.5 million, for the first nine month of 2001 from $12.1 million for the first nine month of 2000. The increase in other noninterest expenses resulted primarily from computer conversion costs and losses on foreclosed assets.

Income tax expense (benefit) was $721,000 for the third quarter of 2001, compared to $(37,000) for the third quarter of 2000. Income tax expense was $1.9 million for the first nine months of 2001, compared to $730,000 for the first nine months of 2000. The primary difference in the effective tax rate and the federal statutory rate (34%) is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

Provision for Loan Losses

The provision for loan losses was $925,000 for the third quarter of 2001 compared to $1.9 million for third quarter of 2000. The provision for loan losses was $2.6 million for the first nine months of 2001 compared to $3.5 million for the first nine months 2000. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The allowance for loan losses at September 30, 2001, totaled $10.2 million, or 1.05% of total loans, compared to $9.0 million, or 1.11% of total loans at December 31, 2000. The Corporation prepares an analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses on a monthly basis. Generally, the Corporation estimates the allowance using factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.

The Corporation manages and controls risk in the loan portfolio through adherence to credit standards established by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedure, sets limits on credit concentration and enforces regulatory requirements.

Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the Board of Directors on a regular basis.

A risk rating system is employed whereby each loan is assigned a rating which corresponds to the perceived credit risk. Risk ratings are subject to independent review by the Corporation’s Loan Review Department, which also performs ongoing, independent review of the risk management process that includes underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets. See the “Allowance for Loan Losses” section for a more detailed discussion.

The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors.

Financial Condition

Total assets of the Corporation were $1.20 billion at September 30, 2001, an increase of $171.6 million, or 16.7% from $1.03 billion as of December 31, 2000. The increase in total assets was funded by an increase in deposits and borrowings from the Federal Home Loan Bank (“FHLB”). The Corporation believes that FHLB borrowings are a reliable and relatively inexpensive source of funding when compared to market deposit rates in the Birmingham, Alabama market and other markets in which the Corporation conducts its business.

Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $24.0 million, or 56.7% to $66.2 million at September 30, 2001 from $42.2 million at December 31, 2000. This increase resulted primarily from the purchase of federal funds sold. At September 30, 2001, short-term liquid assets comprised 5.5% of total assets compared to 4.1% at December 31, 2000. The Corporation continually monitors its liquidity position and will increase or decrease its short-term liquid assets as necessary.

Total investment securities decreased $24.0 million, or 25.01% to $71.7 million at September 30, 2001, from $91.3 million at December 31, 2000. Mortgage-backed securities, which comprised 75.0% of the total investment portfolio at September 30, 2001, increased $2.1 million, or 5.3% to $41.4 million from $39.3 million at December 31, 2000. Investments in U.S. Treasury and agency securities, which comprised 27.5% of the total investment portfolio at September 30, 2001, decreased $19.5 million, or 49.7% to $19.7 million from $39.2 million at December 31, 2000. The total investment portfolio at September 30, 2001 comprised 6.6% of all interest-earning assets compared to 10.4% at December 31, 2000. The investment portfolio produced an average tax equivalent yield of 6.0% and 6.6% for the third quarters of 2001 and 2000, respectively, and a 6.3% and 6.7% yield for the first nine months of 2001 and 2000, respectively.

Loans, net of unearned income, totaled $977.1 million at September 30, 2001, an increase of 20.9%, or $168.9 million from $808.2 million at December 31, 2000, with average loans totaling $942.7 million for the third quarter of 2001 compared to $727.1 million for the third quarter of 2000. Average loans totaled $887.2 million for the first nine months of 2001 compared to $688.9 million for the first nine months of 2000. Of the $168.9 million increase in loans, 63.5% or $107.3 million, were produced by branches in the Alabama region, the other 36.5% or $61.6 million, were produced by branches in the Florida region. Loans, net of unearned income, comprised 90.5% of interest-earning assets at September 30, 2001, compared to 87.8% at December 31, 2000. The loan portfolio produced an average yield of 8.9% and 9.7% for the third quarters of 2001 and 2000, respectively, and a 9.4% and 9.6% yield for the first nine months of 2001 and 2000, respectively. The following table details the distribution of the loan portfolio by category as of September 30, 2001 and December 31, 2000:

Distribution of Loans by Category

	September 30, 2001		December 31, 2000

		Percent of		Percent of
	Amount	Total	Amount	Total

Commercial, industrial and agricultural	$277,395	28.4%	$245,154	30.3%

Real estate — construction	181,180	18.5	100,448	12.4

Real estate — mortgage	421,324	43.0	373,509	46.2

Consumer	93,510	9.6	84,129	10.4

Other	4,543	.5	5,725	.7

Total loans	977,952	100.0%	808,965	100.0%

Unearned income	(898)		(820)

Allowance for loan losses	(10,228)		(8,959)

Net loans	$966,826		$799,186

Noninterest-bearing deposits totaled $90.7 million at September 30, 2001, an increase of 2.1%, or $1.8 million from $88.9 million at December 31, 2000. Noninterest-bearing deposits comprised 9.6% of total deposits at September 30, 2001, compared to 10.8% at December 31, 2000.

Interest-bearing deposits totaled $854.2 million at September 30, 2001, an increase of 15.7%, or $115.8 million from $738.4 million at December 31, 2000, with interest-bearing deposits averaging $822.8 million for the third quarter of 2001 compared to $678.9 million for the third quarter of 2000. Average interest-bearing deposits totaled $792.5 million for the first nine months of 2001 compared to $633.8 million for the first nine months of 2000. The $115.8 million increase in interest-bearing deposits during the first nine months of 2001 is comprised primarily of interest-bearing demand accounts. The average rate paid on all interest-bearing deposits during the third quarter of 2001 was 4.5% compared to 5.6% for the third quarter of 2000. The average rate paid on all interest-bearing deposits during the first nine months of 2001 was 5.3% compared to 5.2% for the first nine months of 2000.

Advances from the Federal Home Loan Bank (“FHLB”) increased $31.8 million to $136.1 million at September 30, 2001 from $104.3 million at December 31, 2000. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans.

As of September 30, 2001, the Corporation had available a $15.0 million line of credit with a regional bank. Interest is one and three quarters (1.75%) percentage points in excess of the applicable LIBOR Index Rate. The line matures May 1, 2002. There were no outstanding balances due on this line at September 30, 2001.

On September 7, 2000, TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II’s 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation.

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% annum ceiling. As of the date of issuance, the interest rate on the securities was 7.57%.

The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and III on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital II and III as minority interests. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Condensed Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in the Corporation’s subordinated debentures.” The sole assets of TBC Capital II and III are the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital II and III and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital II and III have call options, without premium, after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

At September 30, 2001, total stockholders’ equity was $77.8 million, an increase of $2.9 million from $74.9 million at December 31, 2000. The increase in stockholders’ equity resulted primarily from total comprehensive income for the first nine months of 2001. In September of 2000, the Corporation’s board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2001, 141,300 shares of common stock have been repurchased and are held as treasury stock at a cost of $753,000. In the first nine months of 2001, the Corporation repurchased 101,300 shares at a total cost of $543,000.

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

The Corporation manages and controls risk in the loan portfolio through adherence to credit standards established by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedure, sets limits on credit concentration and enforces regulatory requirements.

Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the Board of Directors on a regular basis.

The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are rated using a seven point scale with loan officers having the responsiblity for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by the Corporation’s internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Regulatory reserve percentages are applied to these categories to estimate the amount of loan loss. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors.

As stated above, risk ratings are subject to independent review by the Loan Review Department, which also performs ongoing, independent review of the risk management process that includes underwriting, documentation and collateral control. The Loan Review Department is centralized and independent of the lending function. Review results are reported to the Audit Committee of the Board of Directors.

Management reviews the adequacy of the allowance on a monthly basis. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets.

The allowance as a percentage of loans as of September 30, 2001 was 1.05% compared to 1.11% as of December 31, 2000. Net charge-offs were $1.3 million for the first nine months of 2001 compared to $4.6 million for the year ended December 31, 2000. Net charge-offs to average loans on an annualized basis totaled .19% for the first nine months of 2001 compared to .57% for the year ended December 31, 2000. The ratio of net charge-offs to average loans has averaged .67% for the five year period ended December 31, 2000, with a ratio of .57% in 2000 and .90% in 1999. Historically, net charge-offs have been more significant for commercial and consumer loans. Net charge-off loans during 2000 are more reflective of historical averages because net charge-off loans during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer.

The $4.6 million in net charge-off loans for the year ended December 31, 2000 included the charge-off of three commercial credit lines totaling $2.3 million, or 50% of net charge-offs. During the nine-month period ended September 30, 2001, the Corporation has not experienced any individual charge-off loans of comparative size. Therefore, our ratio of net charge-off loans to average loans has declined significantly during the current nine-month period. However, the Corporation could experience an increase in net charge-off loans in future periods, which could bring this ratio closer to its historical averages. As discussed above, management has assessed the adequacy of the allowance for loan losses and provided for estimated loan losses inherent in the portfolio through the provision for loan losses.

The following table summarizes certain information with respect to the Corporation’s allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

Summary of Loan Loss Experience

	Nine-Month period
	Ended	Year Ended
	September 30,	December 31,
	2001	2000

	(Dollars in thousands)
Allowance for loan losses at beginning of year	$8,959	$8,065

Charge-offs:

Commercial, industrial and agricultural	617	3,133

Real estate	190	756

Consumer	846	726

Total charge-offs	1,653	4,615

Recoveries:

Commercial, industrial and agricultural	44	193

Real estate	88	87

Consumer	235	268

Total recoveries	367	548

Net charge-offs	1,286	4,067

Provision for loan losses	2,555	4,961

Allowance for loan losses at end of year	$10,228	$8,959

Loans at end of period, net of unearned income	$977,055	$808,145

Average loans, net of unearned income	887,191	710,414

Ratio of ending allowance to ending loans	1.05%	1.11%

Ratio of net charge-offs to average loans (1)	.19%	.57%

Net charge-offs as a percentage of:

Provision for loan losses	50.33%	81.98%

Allowance for loan losses(1)	16.81%	45.40%

Allowance for loan losses as a percentage of nonperforming loans	84.68%	90.85%

(1)	Annualized.

The following table represents the Corporation’s nonperforming loans for the dates indicated.

Nonaccrual, Past Due and Restructured Loans

	September 30,	June 30,	December 31,
	2001	2001	2000

Nonaccrual	$8,977	$5,717	$9,340

Past due (contractually past due 90 days or more)	3,101	1,543	334

Restructured	—	—	187

	$12,078	$7,260	$9,861

A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write- down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings.

Allowance for loan losses as a percentage of nonperforming loans decreased to 84.7% at September 30, 2001 from 131.0% at June 30, 2001 and 90.9% at December 31, 2000. Nonperforming loans increased to $12.1 million at September 30, 2001 from $7.3 million at June 30, 2001 and $9.9 million at December 31, 2000. As a percent of net loans, nonperforming loans increased to 1.24% at September 30, 2001 from .80% at June 30, 2001 and 1.22% at December 31, 2000. The increase in nonperforming loans is primarily attributable to eight credit lines totaling $4.5 million at September 30, 2001. Six of these lines totaling $3.2 million are in our Alabama segment and two of these lines totaling $1.3 million are in our Florida segment. All of these lines are primarily secured by land or commercial real estate. Management has allocated in the allowance for loan losses approximately $600,000 to absorb any losses that may result from these loans.

In addition, management has identified $1.2 million in potential problem loans as of September 30, 2001. These loans have been identified as such because of repayment problems and past due status. Management has allocated in the allowance for loan losses approximately $360,000 to absorb any losses that may result from these loans.

Impaired Loans

Impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. The majority of impaired loans are included in the nonperforming loan totals discussed above.

At September 30, 2001, the Corporation’s recorded investment in impaired loans totaled $8.3 million, a decrease of $9.7 million from $18.0 million at December 31, 2000. The decline in the amount of impaired loans is attributable to several commercial and commercial real estate loans that are now current, have been paid-off or the collateral has been foreclosed. At September 30, 2001, there was approximately $2.0 million in allowance for loan losses specifically allocated to impaired loans, which compares to $3.0 million at December 31, 2000. The Corporation has no commitments to loan additional funds to the borrowers whose loans are impaired.

Regulatory Capital.

The table below represents the regulatory and minimum regulatory capital requirements of the Corporation and its subsidiary at September 30, 2001 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital

Corporation	$107,531	10.97%	$78,427	8.00%	$98,034	10.00%

The Bank	99,516	10.24	77,719	8.00	97,149	10.00

Tier 1 Risk-Based Capital

Corporation	97,304	9.93	39,214	4.00	58,821	6.00

The Bank	89,289	9.19	38,859	4.00	58,289	6.00

Leverage Capital

Corporation	97,304	8.46	46,013	4.00	57,516	5.00

The Bank	89,289	7.76	46,022	4.00	57,527	5.00

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. In addition, the Corporation, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Additionally, such forward-looking statements are based on the Corporation’s belief as well as certain assumptions made by, and information currently available to, the Corporation with respect to its ability to achieve the operating results it expects relating to the recently–completed acquisitions; one-time costs associated with the recently-completed acquisitions; the ability of the Corporation to achieve anticipated cost savings and revenue enhancements with respect to the acquired operations; the assimilation of the acquired operations by the Corporation, including installing the Corporation’s centralized policy oversight, credit review and management systems at the acquired institutions; the absence of material contingencies related to the acquired operations; the adequacy of the allowance for loan losses; the ability of the Corporation to resolve any pending litigation on acceptable terms; the effect of legal proceedings on the Corporation’s financial condition, results of operations and liquidity; and market risk disclosures, as well as other information The risks and uncertainties that may affect operations, performance, growth projections and the results of the Corporation’s business include, but are not limited to, fluctuations in the economy, the relative strength and weakness in the commercial and consumer sector and in the real estate market, the actions taken by the Federal Reserve Board for the purpose of managing the economy, interest rate movements, the impact of competitive products, services and pricing, timely development by the Corporation of technology enhancements for its products and operating systems, legislation and similar matters. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Sensitivity” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

Part II. Other Information

Item 1. Legal Proceedings

While we may from time to time be a party to various legal proceedings arising from the ordinary course of our business, we believe that, other than as set forth below, there are no proceedings threatened or pending against the Corporation at this time that will individually, or in the aggregate, materially or adversely effect the Corporation’s business, financial condition or results of operations.

The Bank is currently a defendant in various legal proceedings pending in state court arising out of certain losses that occurred in our Decatur branch in late 1999. When we discovered the loss, we moved immediately to collect monies and other assets from individuals and entities that we identified as being connected, directly or indirectly, to our loss. This resulted in a recovery of some of our losses, primarily through the transfer to The Bank of various assets, including the assets of one business directly involved in our loss. Subsequently, some of those individuals abandoned their agreement to work with The Bank and brought suit alleging various causes of action and requesting the return of assets that they had previously turned over to The Bank. Additionally, other individuals, who allege that they suffered a related loss, have brought suits making various claims on certain of the assets that were delivered to The Bank. These cases include: Bill Steenson and Jason Steenson v. The Bank, et al, Case No. CV 99-907; Hames v. The Bank, et al, Case No. CV99-899; John C. Moses v. The Bank, et al, Case No. CV 00-158; Preston Peete v. The Bank, et al, Case No. CV 00-804. The Steenson case has now been settled, and the case has been dismissed. The Bank and the other parties have recently signed a settlement agreement in the Moses case. Neither of these settlements is expected to have a material adverse effect on our financial condition or our results of operations. The Peete case went to trial on November 5, 2001 on all counts, including the claim for punitive damages.

On August 29, 2001, Community Spirit Bank amended its previously filed complaint to include The Bank as a defendant in the case styled Community Spirit Bank v. Howard Jackson d/b/a Majestic Auto Sales, et al., CV 99-195 filed in the Circuit Court of Franklin County. Community Spirit Bank alleges various causes of action against The Bank and one of its former officers arising out of the same facts that caused The Bank’s loss as discussed above. Community Spirit Bank is claiming compensatory damages of $1.3 million and additional compensatory and punitive damages. The Bank has put its insurance carriers on notice and intends to vigorously defend these claims. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of the pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

(10)	Employment Agreement among The Banc Corporation, The Bank and Don J. Giardina, dated July 14, 2000.

(b)	Reports on Form 8-K:

     During the three months ended September 30, 2001, the Corporation filed

(1)	a Current Report on Form 8-K, dated August 9, 2001, furnishing under Item 9 information regarding the execution of a letter of intent to acquire CF Bancshares, Inc.

(2)	a Current Report on Form 8-K, dated August 24, 2001, furnishing under Item 9 the text of materials and slides used in investor and analyst presentations by management.

(3)	a Current Report on Form 8-K, dated September 20, 2001, furnishing under Item 9 an update on pending litigation of the Corporation.

Signatures

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Banc Corporation (Registrant)

Date: November 14, 2001	By:	/s/ James A. Taylor, Jr.

James A. Taylor, Jr.
President and Chief Operating Officer

Date: November 14, 2001	By:	/s/ David R. Carter

David R. Carter
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)