Form 10-K405
period 2001-12-31
BANC CORP
filed 2002-03-29
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $91,554,925 as of March 28, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 28, 2002, of the registrant's only issued and outstanding class of stock, its $.001 per share par value common stock, was 17,706,342.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders that will be filed no later than April 30, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We are a Delaware-chartered financial holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 34 locations in Alabama and the Florida panhandle through The Bank, our principal subsidiary. We had assets of approximately $1.2 billion, loans of approximately $1.0 billion, deposits of approximately $952 million and stockholders' equity of approximately $77 million at December 31, 2001. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-3600.

RECENT DEVELOPMENTS

     On February 15, 2002, we closed our acquisition of CF Bancshares, Inc., a unitary thrift holding company. As of September 30, 2001, CF Bancshares had approximately $105 million in assets with offices in Port St. Joe, Apalachicola and Mexico Beach, Florida. We are opening in Carrabelle, Florida in the summer of 2002. We acquired all of CF Bancshares' common stock for aggregate consideration of $15.5 million to be paid in a combination (to be determined) of cash and common stock of The Banc Corporation. As a result of the CF Bancshares acquisition, we now have over $456 million in assets in Florida.

     On March 22, 2002, we completed the sale of 3,000,000 shares of our common stock at an offering price of $6.125 per share through an underwritten offering led by Sandler O'Neill & Partners, L.P. and co-managed by Trident Securities. We received net proceeds of approximately $17,088,000. On March 28, 2002, the underwriters exercised their option to purchase 450,000 additional shares of our common stock resulting in proceeds of approximately $2,563,312. We used the proceeds to repay approximately $14 million of outstanding debt that was incurred in the CF Bancshares acquisition. We will use the remainder of the net proceeds for future internal growth, possible acquisitions and general corporate purposes.

STRATEGY

     Operations. The Bank targets individuals and local and regional businesses that prefer local decision-making and personalized service. As a result, we conduct our business on a decentralized basis with respect to deposit gathering and most credit decisions, emphasizing local knowledge and authority to make these decisions. We supplement this decentralized management approach with centralized risk management, policy oversight, credit review, audit and asset/liability and risk management systems. We implement these standardized administrative and operational policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community. We believe this strategy enables The Bank to generate high yielding loans and to attract and retain low cost core deposits that provide a large portion of our funding requirements. Core deposits comprised approximately 72.8% of our total deposits at December 31, 2001.

     Management. We believe we have assembled a seasoned management team with particular experience in the southeastern banking market. Our senior management has over 120 years of professional banking experience. We believe our current management team provides us with the experience to grow substantially without requiring significant additions to our senior management team.

     Presently, we have 13 individual presidents who act as regional executives responsible for the day to day operations and decisions for between one and five branches. We require our presidents to live in their specific market area and encourage them to be an active member of their community. This approach permits The Bank to target individuals and small to medium-sized regional businesses that prefer local decision-making and personalized service. In addition, we believe that the history of achievement and leadership of these presidents and advisory directors gives us a competitive advantage relative to the larger bank holding companies in our market areas.

     Products and Services. We focus on commercial, consumer, residential mortgage and real estate construction lending to customers in our local markets. Our retail loan products include mortgage banking services, home equity lines of credit, consumer loans, including automobile loans, and loans secured by certificates of deposit and savings accounts. Our commercial loan products include working capital lines of credit, term loans for both real estate and equipment, letters of credit and SBA loans. We also offer a variety of deposit programs to individuals and to businesses and other organizations, including a variety of personal checking, savings, money market and NOW accounts, as well as business checking and savings accounts, investment sweep accounts and credit line sweep accounts. In addition, we offer individual retirement accounts and investment services, safe deposit and night depository facilities and additional services such as commercial cash management services, internet banking and the sale of traveler's checks, money orders and cashier's checks.

     In 2002, The Bank intends to enhance its brokerage and investment products through a relationship with a third-party registered broker-dealer. The Bank also intends to introduce life, health and annuity products.

     We believe that our delivery model gives us a competitive advantage in relation to large regional banks and that our diverse product offering gives us a competitive advantage in relation to other community banking organizations.

     Market Areas. Our primary markets are located throughout the northern half of Alabama and the panhandle of Florida. A number of once independent community banks in our market areas have been acquired by larger bank holding companies. We believe that consolidation of local banks into these larger institutions provides an excellent opportunity for us to expand our market share.

     We have specifically targeted Birmingham and Huntsville, Alabama and the panhandle of Florida as our best opportunities for internal growth. Birmingham is the largest city in Alabama and one of the largest banking centers in the country as measured by domiciled deposits. Birmingham is a recognized leader in medical research and is well situated to take advantage of Alabama's growing auto manufacturing industry including Mercedes Benz of North America and Honda Corporation. Birmingham has a median family income of $51,100 and an unemployment rate of 3.1% for 2001, substantially better than the Alabama average. (Sources: U.S. Department of Housing and Urban Development and Alabama Department of Industrial Relations).

     Huntsville is the third largest city in Alabama and is home to the Marshall Space Flight Center, the Redstone Arsenal and the attendant defense and technology businesses. Huntsville has 14% employment in high-tech manufacturing and services and a well educated population. Huntsville plays a key role in the development of missile defense systems with Boeing employing about 1,300 people in this work in Huntsville. Huntsville was ranked third among top high-tech cities in 2001 and had the fifth highest concentration of software employment nationwide (Source: Center for Business and Economic Research, The University of Alabama). Huntsville has a median family income of $60,600 and an unemployment rate of 3.1% for 2001. (Sources: U.S. Department of Housing and Urban Development and Alabama Department of Industrial Relations).

     Our Florida community bank franchise stretches along Florida's "Emerald Coast," from Destin to Apalachicola Bay, with approximately $456 million in assets (including the CF Bancshares acquisition). This is one of the fastest growing areas in Florida, a state known for its tourism industry and growth rate in general. We focused on the panhandle of Florida because of its potential for economic growth, attractive tourism industry, retiree population, and construction and other lending opportunities. We have three branches serving the Port St. Joe, Mexico Beach and Apalachicola markets and a fourth is planned for the summer of 2002. We believe Port St. Joe is the only undeveloped deep water port on the Gulf Coast. The St. Joe Company, which we believe is one of the largest property owners in the State of Florida, has begun to develop its extensive real estate holdings in that area.

     In addition to Birmingham and Huntsville, our branches are located in:
Albertville, Andalusia, Boaz, Childersburg, Decatur, Frisco City, Gadsden, Guntersville, Kinston, Madison, Monroeville, Morris, Mt. Olive, Opp, Rainbow City, Roanoke, Samson, Sylacauga and Warrior, Alabama. In the panhandle region of Florida, we have branches in Altha, Apalachicola, Bay Point, Blountstown, Bristol, Destin
(2), Mexico Beach, Panama City, Panama City Beach, Port St. Joe, Santa Rosa Beach and Seagrove. In addition, we are opening a branch in Carrabelle, Florida in the summer of 2002.

     Growth. Since our inception, we have grown through acquisitions, internal growth and branching. Following each of our acquisitions, we have expended substantial managerial, operating, financial and other resources to integrate these entities. In addition, we have typically maintained the acquired entity's management and staff. As a result of this increase in personnel and the corresponding investment in infrastructure and systems, our efficiency ratio has been negatively impacted. As we are only three years old and still in the early stages of the execution of our business plan, we have not yet reached economies of scale that a mature banking company would expect. However, we believe that we now have substantial capacity to grow our operations without significant further investment in infrastructure.

     Our future growth depends primarily on the expansion of the business of The Bank through internal growth and the opening of new branch offices in new and existing markets. The Bank will also consider the strategic acquisition of other financial institutions and branches with relatively high earnings or exceptional growth potential. Our ability to grow profitably from internal growth depends primarily on our ability to attract and retain low cost and core deposits coupled with the continued opportunity to generate high yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, our ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and to locate lending and investment opportunities within such markets.

     We evaluate business combination opportunities and conduct discussions, due diligence activities and negotiations in connection with those opportunities. As a result, business combination transactions involving cash, debt or equity securities might occur from time to time. Any future business combination or series of business combinations that we might undertake may be material, in terms of assets acquired or liabilities assumed, to our financial condition. Any future acquisition is subject to approval by the appropriate bank regulatory agencies. See "Supervision and Regulation."

LENDING ACTIVITIES

     General. We offer a range of lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2001 were $1.0 billion, or 92% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

     The lending activities of The Bank are subject to the written underwriting standards and loan origination procedures established by The Bank's board of directors and management. Loan originations are obtained from a variety of sources, including referrals, existing customers, walk-in customers and advertising. In our marketing efforts, we emphasize our community ties, customized personal service, competitive rates, and an efficient underwriting and approval process. Loan applications are initially processed by loan officers who have approval authority up to designated limits. Certain of our presidents and senior lenders have additional approval authority of not greater than $250,000. Any loan in excess of $250,000 must be approved by the regional executive for north Alabama, the regional executive for Florida or the Chief Credit Officer or Chief Executive Officer of The Bank who each have a $1 million secured lending limit. The Bank's Corporate Loan Committee has approval authority for all loans and overall credit relationships in excess of $1 million and up to $4 million. The Bank's Corporate Loan Committee as well as the Loan Committee of the Board of Directors of The Bank must approve any loan or overall credit relationship over $4 million, and the Board of Directors of The Bank must approve any loan or overall credit relationship in excess of $6 million.

     We use generally recognized loan underwriting criteria and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2001, 52% of our loan portfolio consisted of loans that had initial terms of one year or less or repriced at least annually. Additionally, the Bank generally does not lend without personal signatures or guarantees unless approved by the Chairman of the Board of Directors.

     We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process that includes senior management of The Bank and The Banc Corporation for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The point in our loan approval process at which a loan is approved depends on the size of the borrower's overall credit relationship with us.

  LOAN PORTFOLIO

       Real Estate Loans. Loans secured by real estate are a significant component of our loan portfolio, constituting $643.6 million, or 64.4% of total loans at December 31, 2001. Our largest category of real estate loan is single-family mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. At December 31, 2001, $224.7 million, or 22.5% of our total loan portfolio consisted of these loans. The weighted average interest rate for such loans was 7.93% with an average loan balance of $58,000 and a maximum loan balance of $1.4 million. On average, these loans had 20.5 months seasoning and an average loan to value ratio of 51%. Fixed rate loans usually have terms of five years or less, with payments through the date of maturity generally based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 years. We typically charge an origination fee on these loans.

     Nonresidential mortgage loans include commercial, industrial and raw land loans. At December 31, 2001, $194.5 million, or 19.5% of our total loan portfolio consisted of these loans. The weighted average interest rate for such loans was 7.69% with an average loan balance of $257,000 and a maximum loan balance of $8.1 million. On average, these loans had 19.6 months seasoning and an average loan to value ratio of 68%. The commercial real estate loans primarily provide financing for income producing properties such as shopping centers, apartments and office buildings and for owner occupied properties (primarily light industrial facilities, office buildings and farm or timber land). These loans are underwritten with loan to value ratios ranging from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum loan-to-value ratio. For income producing improved real estate, we underwrite the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum loan-to-value ratio. While evaluation of collateral value is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower's earnings and cash flow. Terms are typically three to five years and may have payments through the date of maturity based on a 15 to 30 year amortization schedule.

     We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2001, $200.3 million, or 20.0% of our total portfolio consisted of such loans. The weighted average interest rate for such loans was 6.66% with an average loan balance of $156,000 and a maximum loan balance of $6.5 million. On average, these loans had 13.2 months seasoning and an average loan to value ratio of 69%. Our construction lending is divided into three general categories: owner occupied commercial buildings; income producing improved real estate; and single-family residential construction. For construction loans related to income producing properties, the underwriting criteria are the same as outlined in the preceding paragraph. For single family residential construction, we underwrite the financial strength and reputation of the builder factoring in the general state of the economy and interest rates and the location of the home, with an 85% maximum loan-to-value ratio. Construction loans usually have a term of twelve months and generally require personal guarantees. The majority of land development loans consist of loans to convert raw land into residential subdivisions.

     Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 85% on loans secured by accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. We also, from time to time, make unsecured commercial loans. Commercial and industrial loans constituted $261.2 million, or 26.1% of our loan portfolio at December 31, 2001. The weighted average interest rate for such loans was 7.39% with an average loan balance of $75,000 and a maximum loan balance of $4.9 million. On average, these loans had 17.1 months seasoning.

     Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans constituted $91.4 million, or 9.1% of our loan portfolio at December 31, 2001. The weighted average interest rate for such loans was 8.69% with an average loan balance of $8,100 and a maximum loan balance of $1.0 million. On average, these loans have 13.9 months seasoning. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile loans and one to three years on other consumer loans.

CREDIT REVIEW AND PROCEDURES

     Loan Review. There are credit risks associated with making any loan. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.

     We have a loan review process designed to promote early identification of credit quality problems. A risk rating system is employed whereby each loan is assigned a rating that corresponds to the perceived credit risk. Risk ratings are subject to independent review by a centralized loan review department, which also performs ongoing, independent review of the risk management process including underwriting, documentation and collateral control. Regular reports are made to senior management and the board of directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and non-performing assets. The loan review function is centralized and independent of the lending function. Review results are reported to the Audit Committee of the board of directors of The Banc Corporation as well as to The Banc Corporation's independent auditors.

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 72.8% of our total deposits as of December 31, 2001. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide The Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for The Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas.

     Deposit rates are set periodically by the Asset Liability Management Committee, which includes senior management of The Bank and The Banc Corporation. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

     The banking industry is highly competitive, and our profitability depends principally on our ability to compete in our market areas. In our market areas, we face competition from both regional banks and smaller community banks. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, and may also consider the fact that other banks offer different services. Many of the large regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.

EMPLOYEES

     As of December 31, 2001, we employed approximately 390 individuals primarily at The Bank. We believe that our employee relations have been and continue to be good.

SUPERVISION AND REGULATION

     We are a financial holding company under the Gramm-Leach-Bliley Act ("GLBA"). We are subject to the supervision, examination and reporting requirements of the Federal Reserve Board, the Bank Holding Company Act ("BHCA") and the GLBA. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations. The following description summarizes some of the laws to which we are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

     The Bank, an Alabama state chartered bank and member of the Federal Reserve System, is subject to the regulation, supervision and examination by the Federal Reserve Board and the Alabama Banking Department.

     Gramm-Leach-Bliley Act. The GLBA became law on November 12, 1999, and key provisions affecting bank holding companies became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws which prohibited the affiliation of banks and these other financial services entities under a single holding company. Certain qualified bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in the GLBA, and may engage in a broader range of activities than bank holding companies or banks. The GLBA will enable financial holding companies to offer a wide variety of financial services, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

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

     Regulatory Restrictions on Dividends. Various federal and state statutory provisions limit the amount of dividends The Bank can pay to us without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the proceeding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

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

     In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Our ability and The Bank's ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

     As of December 31, 2001, an aggregate of approximately $14.4 million was available for payment of dividends by The Bank to us under applicable restrictions, without obtaining regulatory approval.

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

     Capital Adequacy Requirements. We are required to comply with the capital adequacy standards established by the Federal Reserve Board, and The Bank is subject to additional requirements of the FDIC and the Alabama Banking Department. The Federal Reserve Board has adopted two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio was 7.92% at December 31, 2001. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

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

     The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject The Bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business.

     As of December 31, 2001, both The Banc Corporation and The Bank were "well capitalized."

     Branching. The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), repealed the prior statutory restrictions on interstate banking so that The Banc Corporation may acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any Alabama-based bank regardless of state law to the contrary, in either case subject to certain deposit-percentage minimums, aging requirements and other restrictions. In addition, the Interstate Banking Act generally provided that after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

     Alabama and other states have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions. Alabama law sets five years as the minimum age of banks which may be acquired.

     Restrictions on Transactions With Affiliates and Insiders. Transactions between The Bank and its affiliates, including The Banc Corporation, are subject to Sections 23A and 23B of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of The Banc Corporation or any of its subsidiaries. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has, and previously C&L Bank and Emerald Coast Bank had, received a satisfactory CRA rating from federal banking agencies.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability

Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

INSTABILITY OF REGULATORY STRUCTURE

     Various bills are routinely introduced in the United States Congress, and state legislatures with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.

ITEM 2.  PROPERTIES.

     Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, The Banc Corporation and The Bank, who jointly own the building, converted the building into condominiums known as The Bank Condominiums. The Banc Corporation owns the Bank Unit, which consists of 4 floors of the building, including a branch of The Bank and our headquarters, and intends to sell or lease the remaining condominium units for commercial or residential use.

     We operate through 35 office facilities, including our operations center. We own 27 of these facilities and lease eight of these facilities. Rental expense on the leased properties totaled approximately $570,000 in 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     While we may from time to time be a party to various legal proceedings arising from the ordinary course of our business, we believe that, other than as set forth below, there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially or adversely effect our business, financial condition or results of operations.

     The Bank was a defendant in various legal proceedings pending in state court arising out of certain losses that occurred in our Decatur branch in late 1999. When we discovered the loss, we moved immediately to collect monies and other assets from individuals and entities that we identified as being connected, directly or indirectly, to our loss. This resulted in a recovery of some of our losses, primarily through the transfer to The Bank of various assets, including the assets of one business directly involved in our loss. Subsequently, some of those individuals abandoned their agreement to work with The Bank and brought suit alleging various causes of action and requesting the return of assets that they had previously turned over to The Bank. Additionally, other individuals, who allege that they suffered a related loss have brought suits making various claims on certain of the assets that were delivered to The Bank. These cases include: Bill Steenson and Jason Steenson v. The Bank, et al, Case No. CV 99-907; Hames v. The Bank, et al, Case No. CV 99-899; John C. Moses
v. The Bank, et al, Case No. CV 00-158; Preston Peete v. The Bank, et al, Case No. CV 00-804; Community Spirit Bank v. Howard Jackson d/b/a Magestic Auto Sales, et al., CV 99-195 filed in the Circuit Court of Franklin County.

     During 2001 and subsequent to year end, The Bank has settled the Steenson Hames, Moses and Community Spirit Bank matters. None of these settlements had, or are expected to have, a material adverse effect on our financial condition or our results of operations. In addition, Preston Peete v. The Bank, et al, Case No. CV 00-804, Circuit Court of Morgan County, Alabama, was tried to a jury verdict on November 16, 2001, resulting in a judgment against The Bank for approximately $211,000 in compensatory damages and $422,000 in punitive damages and a judgment in favor of The Bank against Mr. Peete in the amount of $105,000. The net amount awarded to Mr. Peete totaled approximately $528,000. We are currently appealing this verdict.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Our common stock trades on Nasdaq under the ticker symbol "TBNC". As of March 28, 2002, there were approximately 915 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices:

                                                               HIGH     LOW
                                                              ------   ------
2000
First Quarter...............................................  $ 8.00   $ 6.00
Second Quarter..............................................    6.63     4.63
Third Quarter...............................................    8.00     5.00
Fourth Quarter..............................................    7.75     4.94
2001
First Quarter...............................................  $ 6.38   $ 5.00
Second Quarter..............................................    7.10     5.00
Third Quarter...............................................    7.35     6.51
Fourth Quarter..............................................    7.30     6.15
2002
First Quarter (through March 28, 2002)......................  $ 7.40   $ 5.76

     On December 31, 2001, the last sale price for the common stock was $6.95 per share.

     Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. We have never paid dividends on our common stock. We conduct our principal business through our subsidiaries, primarily The Bank. We derive cash available to pay dividends primarily, if not entirely, from dividends paid by our subsidiaries. There are certain restrictions limit The Bank's ability to pay dividends to us and on our ability to pay dividends. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the development and growth or our business. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical financial data as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001 is derived from our audited consolidated financial statements and related notes included in this annual report. See "Item 8. The Banc Corporation and Subsidiaries Consolidated Financial Statements."

                                               AT OR FOR THE YEAR ENDED DECEMBER 31,(1)
                                       --------------------------------------------------------
                                          2001         2000        1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF FINANCIAL CONDITION DATA
  (AT PERIOD END):
Total assets.........................  $1,206,405   $1,029,215   $827,427   $630,089   $461,956
Loans, net of unearned income........     999,156      808,145    632,777    431,931    282,902
Allowance for loan losses............      12,546        8,959      8,065      6,466      3,741
Investment securities................      68,847       95,705     70,916     98,208     98,885
Deposits.............................     952,235      827,304    682,517    531,070    395,222
Advances from FHLB...................     135,900      104,300     62,500     23,160         --
Guaranteed preferred beneficial
  interest in The Banc Corporation's
  subordinated debentures............      31,000       15,000         --         --         --
Stockholders' equity.................      76,853       74,875     68,848     65,967     53,716

INCOME STATEMENT DATA:
Interest income......................  $   90,351   $   75,035   $ 55,557   $ 42,472   $ 33,705
Interest expense.....................      48,359       39,921     26,749     20,206     15,793
                                       ----------   ----------   --------   --------   --------
          Net interest income........      41,992       35,114     28,808     22,266     17,912
Provision for loan losses............       7,454        4,961      2,850      4,657      2,685
                                       ----------   ----------   --------   --------   --------
Net interest income after provision
  for loan losses....................      34,538       30,153     25,958     17,609     15,227
Noninterest income...................       9,773        7,822      6,164      4,081      3,019
Merger related costs.................          --           --        744      1,466         --
Other noninterest expense............      38,497       32,118     27,938     20,663     14,776
Distributions on guaranteed preferred
  beneficial interest in our
  subordinated debentures............       2,159          504         --         --         --
                                       ----------   ----------   --------   --------   --------
  Income (loss) before income
     taxes...........................       3,655        5,353      3,440       (439)     3,470
Income tax expense (benefit).........         966          996        520       (724)     1,074
                                       ----------   ----------   --------   --------   --------
          Net income.................  $    2,689   $    4,357   $  2,920   $    285   $  2,396
                                       ==========   ==========   ========   ========   ========
PER SHARE DATA:
Earnings per share -- basic..........  $     0.19   $     0.30   $   0.20   $   0.02   $   0.23
Earnings per share -- diluted........  $     0.19   $     0.30   $   0.20   $   0.02   $   0.22
Weighted average shares
  outstanding -- basic...............      14,272       14,384     14,335     13,115     10,553
Weighted average shares
  outstanding -- diluted.............      14,302       14,387     14,362     13,210     10,672
Book value per share.................  $     5.41   $     5.22   $   4.79   $   4.69   $   4.30
Tangible book value per share........  $     4.98   $     4.76   $   4.28   $   4.63   $   4.27
Common shares outstanding at end of
  period.............................      14,217       14,345     14,385     14,077     12,478

                                              (See footnotes on following page.)

                                               AT OR FOR THE YEAR ENDED DECEMBER 31,(1)
                                       --------------------------------------------------------
                                          2001         2000        1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PERFORMANCE RATIOS AND OTHER DATA:
Return on average assets.............        0.23%        0.48%      0.41%      0.05%      0.58%
Return on average stockholders'
  equity.............................        3.53         6.03       4.33       0.51       5.57
Net interest margin(2)(3)............        4.04         4.36       4.55       4.73       4.84
Net interest spread(3)(4)............        3.54         3.83       3.98       3.96       3.98
Noninterest income to average
  assets.............................        0.85         0.86       0.86       0.77       0.74
Noninterest expense to average
  assets(5)(6).......................        3.53         3.58       3.98       4.17       3.60
Efficiency ratio(6)(7)...............       78.17        75.31      80.91      82.50      69.40
Average loan to average deposit
  ratio..............................      100.40        95.64      89.71      74.77      70.37
Average interest-earning assets to
  average interest-bearing
  liabilities........................      110.83       110.54     113.73     118.45     120.44

ASSET QUALITY RATIOS:
Allowance for loan losses to
  nonperforming loans................      100.99%       90.85%    216.22%    172.93%    146.42%
Allowance for loan losses to loans,
  net of unearned income.............        1.26         1.11       1.27       1.50       1.32
Nonperforming loans to loans, net of
  unearned income....................        1.24         1.22       0.59       0.56       0.89
Nonaccrual loans to loans, net of
  unearned income....................        0.79         1.16       0.49       0.35       0.41
Net loan charge-offs to average
  loans..............................        0.42         0.57       0.90       0.67       0.58
Net charge-offs as a percentage of:
  Provision for loan losses..........       51.88        81.98     169.89      49.39      54.60
  Allowance for loan losses..........       30.82        45.40      60.04      35.57      39.19

CAPITAL RATIOS:
Tier-1 risk-based capital............        9.44%       10.26%      9.41%     13.92%     13.80%
Total risk-based capital.............       11.41        11.36      10.61      15.05      15.00
Leverage.............................        7.92         8.47       7.74      10.59      11.05

---------------

(1) Information for the years ended December 31, 1998 and 1997 has been restated for the poolings of interests completed during 1999.

(2) Net interest income divided by average earning assets.

(3) Calculated on a tax equivalent basis.

(4) Yield on average interest-earning assets less rate on average interest-bearing liabilities.

(5) Includes merger related expenses of $744,000 and $1.5 million in 1999 and 1998, respectively.

(6) Distributions on guaranteed preferred beneficial interest in our subordinated debentures are included in noninterest expense.

(7) Efficiency ratio is calculated by dividing noninterest expense by the sum of noninterest income plus net interest income on a fully tax equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this annual report.

     Our principal subsidiary is The Bank, a financial institution organized and existing under the laws of Alabama and headquartered in Birmingham, Alabama. The Bank operates 34 banking offices throughout Alabama and the panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are consolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our real properties.

     The acquisition of other banking organizations during 1998 and 1999 contributed significantly to our development. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancorp, Inc. were merged with and into The Bank. Emerald Coast Bank became our subsidiary in February 1999, as a result of our merger with Emerald Coast Bancshares, Inc. C&L Bank became our subsidiary in June 1999 as a result of our acquisitions of C&L Bank of Blountstown and C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol. The banking subsidiary of BankersTrust of Alabama, Inc., was merged into The Bank in July 1999. The Bank also acquired three new branches in Southeast Alabama in November of 1999. In June 2000, Emerald Coast Bank and C&L Bank merged into The Bank.

RECENT DEVELOPMENTS

     On February 15, 2002, we closed our acquisition of CF Bancshares, Inc., a unitary thrift holding company. As of September 30, 2001, CF Bancshares had approximately $105 million in assets with offices in Port St. Joe, Apalachicola and Mexico Beach, Florida. We are opening a branch in Carrabelle, Florida in the summer of 2002. We acquired all of CF Bancshares' common stock for aggregate consideration of $15.5 million to be paid in a combination (to be determined) of cash and common stock of The Banc Corporation. As a result of the CF Bancshares acquisition, we now have over $456 million in assets in Florida.

     On March 22, 2002, we completed the sale of 3,000,000 shares of our common stock at an offering price of $6.125 per share through an underwritten offering led by Sandler O'Neill & Partners, L.P. and co-managed by Trident Securities. We received net proceeds of approximately $17,088,000. On March 28, 2002, the underwriters exercised their over-allotment option to purchase 450,000 additional shares of our common stock resulting in proceeds of approximately $2,563,312. We used the proceeds to repay approximately $14 million of outstanding debt that was incurred in the CF Bancshares acquisition. We will use the remainder of the net proceeds for future internal growth, possible acquisitions and general corporate purposes.

RESULTS OF OPERATIONS

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Our net income decreased $1.7 million, or 38.3% to $ 2.7 million in the year ended December 31, 2001, from $4.4 million in the year ended December 31, 2000. This decrease was due primarily to increases in our provision for loan losses and noninterest expenses which were offset by increases in net interest income and noninterest income. Our return on average assets in 2001 was .23%, compared to .48% in 2000. Return on average equity was 3.53% in 2001 compared to 6.03% in 2000. Average equity to average assets was 6.62% in 2001 compared to 7.92% in 2000.

     Net interest income increased $6.9 million, or 19.6% to $42.0 million for the year ended December 31, 2001, from $35.1 million for the year ended December 31, 2000 due to an increase in interest income of $15.3 million, or 20.4%, offset by an increase in interest expense of $8.4 million, or 21.1%. These increases in net interest income and interest income were primarily attributable to a $203.6 million, or 28.7% increase in average loans to $914.0 million during 2001, from $710.4 million during 2000. The growth in the loan portfolio was primarily attributable to increases in real estate construction and mortgage loans generated in the Birmingham, Alabama and Florida markets. This increase was offset by a $206.9 million, or 28.1% increase in average interest-bearing liabilities to $944.1 million during 2001, from $737.2 million during 2000.

     Our net interest spread and net interest margin were 3.54% and 4.04%, respectively, in 2001, compared to 3.83% and 4.36% in 2000. During 2001, the average interest rate earned on interest-earning assets decreased due to the decline in interest rates during the year. This, combined with an increase in the volume of higher cost sources of funds, such as certificates of deposit and Federal Home Loan Bank ("FHLB") borrowings, resulted in the decrease in our net interest margin and spread during the year. These funds were utilized to meet strong loan demand, which accounted for the increase in average interest-earning assets during 2001. The ratio of average interest-earning assets to average interest-bearing liabilities was 110.83% and 110.54% during 2001 and 2000, respectively. The average rate paid on time deposits and FHLB advances were 5.91% and 5.82%, respectively, during the year which was higher than interest rates paid on other sources of deposit funding; however, these funds were utilized to meet increased loan demand. The average yield of our loan portfolio was 9.10% during the year.

     The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

     The provision for loan losses was $7.5 million for the year ended December 31, 2001 compared to $5.0 million in 2000. Net charge-offs decreased $200,000, or 4.9% from $4.1 million in 2000 to $3.9 million in 2001. The ratio of net charge-offs to average loans averaged .60% for the five year period ended December 31, 2001, with a ratio of .42% in 2001 and .57% in 2000. Net charge-offs, as a percentage of the provision for loan losses, were 51.88% in 2001, compared to 81.98% in 2000. During the fourth quarter of 2001, our provision for loan losses was $4.9 million, an increase of $4.0 million from the third quarter of 2001 and an increase of $3.4 million from the fourth quarter of 2000. During the fourth quarter of 2001, we charged off $2.7 million in loans, which represents a 161.0% increase from the nine-month period ended September 30, 2001. Management's assessment of the allowance for loan losses at December 31, 2001 resulted in an increase in the provision for loan losses, bringing the allowance for loan losses to 1.26% of loans, net of unearned income, compared to 1.05% at September 30, 2001 and 1.11% at December 31, 2000. The allowance for loan losses was increased based on management's assessment of historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. See "Financial Condition -- Allowance for Loan Losses" section for additional discussion.

     Noninterest income increased $2.0 million, or 24.9% to $9.8 million in 2001 from $7.8 million in 2000, primarily as the result of investment securities gains which totaled $1.4 million in 2001 compared to $131,000 in 2000. During the third quarter of 2001, we entered into and settled an interest rate swap that was not designated as a hedging instrument. A gain of approximately $610,000 was realized and recognized currently in earnings as investment securities gains. We did not enter into any other derivative transactions during the year. Income from mortgage banking operations for the year ended December 31, 2001 remained level compared to 2000 at $1.7 million. Income from customer service charges and fees increased to $4.1 million from $4.0 million in 2000. Other noninterest income was $2.6 million, an increase of $545,000, or 26.6% from $2.1 million in 2000. The increase in other noninterest income was primarily due to an increase in rental income of $180,000 and gains on the sale of real estate of $141,000.

     Noninterest expense increased $6.4 million, or 19.9% to $38.5 million in 2001 from $32.1 million in 2000. Salaries and employee benefits increased $3.4 million, or 20.8% to $19.5 million in 2001 compared to $16.1 million in 2000. The increase in salaries and benefits primarily resulted from the addition of personnel in the administration and operation areas, specifically, legal, loan review, internal audit and credit administration. All other noninterest expenses increased $3.0 million, or 18.9% to $19.0 million, compared to $16.0 million in 2000. This increase in other noninterest expenses consists primarily of a $971,000 increase in occupancy and equipment expenses, a $936,000 charge related to fraud and litigation settlement, a $295,000 charge related to the data processing conversion of the Florida operations and a $474,000 charge related to obsolete furniture and equipment. Occupancy expenses increased during 2001 as a result of increased depreciation and maintenance related to our headquarters and The Bank's operations center. During 2001 and 2000, other operating expenses included goodwill amortization of $562,000 per year. In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," no amortization of goodwill will be recorded in future periods.

     Distributions on guaranteed preferred beneficial interest in our subordinated debentures during 2001 totaled $2.2 million, an increase of $1.7 million from $504,000 during 2000. The increase is related to $16.0 million principal amount of cumulative preferred trust securities issued during the year through our wholly-owned trust subsidiary, TBC Capital III, in addition to the $15.0 million issued by TBC Capital II in September 2000. See "Guaranteed Preferred Beneficial Interest in Our Subordinated Debentures" for a more detailed discussion.

     Our income tax expense was $966,000 and $996,000 in 2001 and 2000, respectively, resulting in effective tax rates of 26.4% and 18.6%, respectively. The primary difference in the effective tax rate and the federal statutory rate (34%) for 2001 and 2000 arose from the recognition of a rehabilitation tax credit of $522,000 and $1.3 million, respectively, generated from the restoration of our headquarters, the John A. Hand building. In future periods, we expect our effective tax rate to increase to a level that is closer to the federal statutory rate.

     Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. We believe that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. In addition, a portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We periodically evaluate the realizability of the deferred tax assets and, if necessary, adjust any valuation allowance accordingly.

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Our net income increased $1.5 million, or 49.2% to $4.4 million in the year ended December 31, 2000, from $2.9 million in the year ended December 31, 1999. This increase is due primarily to increases in our net interest income and noninterest income, which was offset, by increases in the provision for loan losses and noninterest expenses. Our return on average assets in 2000 was .48%, compared to .41% in 1999. Return on average equity was 6.03% in 2000 compared to 4.33% in 1999. Average equity to average assets was 7.92% in 2000 compared to 9.36% in 1999.

     Net interest income increased $6.3 million, or 21.9% to $35.1 million for the year ended December 31, 2000, from $28.8 million for the year ended December 31, 1999 as a result of an increase in interest income of $19.5 million, or 35.1% offset by an increase in interest expense of $13.2 million, or 49.2%. The increase in net interest income is primarily attributable to a $174.7 million, or 32.6% increase in average loans to $710.4 million during 2000, from $535.8 million during 1999. This increase was offset by a $171.6 million, or 30.3% increase in average interest-bearing liabilities to $737.2 million during 2000, from $565.6 million during 1999.

     Our net interest spread and net interest margin were 3.83% and 4.36%, respectively, in 2000, compared to 3.98% and 4.55% in 1999. The 15 basis point decline in net interest spread is primarily the result of an increase in volume and rates of interest-bearing liabilities during 2000, offset in part by increased volume and yields in the loan portfolio. The increase in volume and rates of interest-bearing liabilities is primarily the result of an increase in time and brokered deposits, which provided a significant source of funding for the increase in loan volume during the year. A significant portion of these deposits were generated through brokers, with the remaining funds generated from our branch offices. The average rate paid on time deposits during the year was 6.17% which was higher than interest rates paid on other sources of deposit funding; however, these funds were utilized to meet the increased loan demand in our new market areas. The average yield of our loan portfolio was 9.64% during the year.

     The provision for loan losses was $5.0 million for the year ended December 31, 2000 compared to $2.9 million in 1999. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. We had net charge-offs of $4.1 million in 2000, resulting in a ratio of net charge-offs to average loans of .57%, compared to $4.8 million, or ..90% in 1999. Net charge-offs, as a percentage of the provision for loan losses, were 81.98% in 2000, compared to 169.89% in 1999. Net charge-offs during 2000 were more reflective of historical averages because net charge-offs during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer.

     Noninterest income increased $1.7 million, or 26.9% to $7.8 million in 2000, from $6.1 million in 1999, primarily as the result of increased income from additional customer service charges, mortgage banking operations and other income. Income from customer service charges and fees was $4.0 million, an increase of $636,000, or 19.0% from $3.4 million in 1999, primarily due to the increase in the volume of customer deposits. Income from mortgage banking operations was $1.7 million, an increase of $245,000 from $1.4 million in 1999. Other noninterest income was $2.1 million, an increase of $729,000, or 55.1% from $1.3 million in 1999. The increase in other noninterest income is primarily due to an increase in the cash surrender value of single premium life insurance and miscellaneous fees and commissions.

     Noninterest expenses increased $3.4 million, or 12.0% to $32.1 million in 2000 from $28.7 million in 1999. The acquisition of new banks and branches during 1999, and our resulting growth, caused an increase in our noninterest expenses during the year 2000. However, the impact is not fully reflected in the financial information because the results of operations for 1999 only include the noninterest expense incurred by these new acquisitions from the date of purchase. Salaries and employee benefits increased $2.7 million, or 20.0% to $16.1 million in 2000 compared to $13.4 million in 1999. The increase in salaries and benefits primarily resulted from the acquisition of new banks and branches and the addition of personnel in the administration and operation areas. As of December 31, 2000, we had 394 employees compared to 364 as of December 31, 1999. All other noninterest expenses increased $756,000, or 5.0% to $16.0 million, compared to $15.3 million in 1999. This increase in other expenses included a $651,000 increase in occupancy expenses, a $170,000 increase in professional fees and a $338,000 increase in goodwill amortization. Occupancy expenses increased during 2000 as a result of increased depreciation and maintenance related to our headquarters and The Bank's operations center. The increase in goodwill amortization relates to the 1999 bank and branch acquisitions which closed in the third and fourth quarters of 1999. Professional fees increased primarily due to increased auditing, consulting and legal services necessary for a growing financial institution.

     Distributions on guaranteed preferred beneficial interest in our debentures during 2000 totaled $504,000. These distributions are related to $15.0 million principal amount of cumulative preferred trust securities issued during the year through our wholly-owned trust subsidiary, TBC Capital II. See "Guaranteed Preferred Beneficial Interest in Our Subordinated Debentures" for a more detailed discussion.

     Our income tax expense was $996,000 and $520,000 in 2000 and 1999, respectively, resulting in effective tax rates of 18.6% and 15.7%, respectively. The primary difference in the effective tax rate and the federal statutory rate (34%) for 2000 and 1999 arose from the recognition of a rehabilitation tax credit of $1.3 million and $731,000, respectively, generated from the restoration of our headquarters, the John A. Hand building.

NET INTEREST INCOME

     The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin.

     Average Balances, Income, Expenses and Rates. The following tables depict, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                                                      YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------------------
                                               2001                             2000                            1999
                                  -------------------------------   -----------------------------   -----------------------------
                                               INTEREST   AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                   AVERAGE     EARNED/    YIELD/    AVERAGE    EARNED/    YIELD/    AVERAGE    EARNED/    YIELD/
                                   BALANCE       PAID      RATE     BALANCE      PAID      RATE     BALANCE      PAID      RATE
                                  ----------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                      (DOLLARS IN THOUSANDS)
                                                             ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1)...................  $  914,006   $83,207     9.10%    $710,414   $68,467     9.64%    $535,754   $49,244     9.19%
  Investment securities
    Taxable.....................      80,773     4,736     5.86       66,028     4,314     6.53       68,240     4,141     6.07
    Tax-exempt(2)...............       9,711       721     7.42       14,930     1,117     7.48       18,373     1,400     7.62
                                  ----------   -------              --------   -------              --------   -------
      Total investment
        securities..............      90,484     5,457     6.03       80,958     5,431     6.71       86,613     5,541     6.40
    Federal funds sold..........      31,426     1,310     4.17       14,618       930     6.36       15,136       763     5.04
    Other investments...........      10,419       622     5.97        8,886       587     6.61        5,701       485     8.51
                                  ----------   -------              --------   -------              --------   -------
        Total interest-earning
          assets................   1,046,335    90,596     8.66      814,876    75,415     9.25      643,204    56,033     8.71
Noninterest-earning assets:
  Cash and due from banks.......      29,324                          28,836                          32,771
  Premises and equipment........      45,416                          41,598                          28,738
  Accrued interest and other
    assets......................      40,570                          34,718                          21,583
  Allowance for loan losses.....      (9,728)                         (8,524)                         (6,361)
                                  ----------                        --------                        --------
        Total assets............  $1,151,917                        $911,504                        $719,935
                                  ==========                        ========                        ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits...............  $  230,098     7,523     3.27     $172,579     6,541     3.79     $149,755     5,129     3.42
  Savings deposits..............      30,823       575     1.87       35,141     1,052     2.99       32,248       938     2.91
  Time deposits.................     548,445    32,427     5.91      443,686    27,374     6.17      333,720    18,034     5.40
  Other borrowings..............     134,745     7,834     5.82       85,783     4,954     5.78       49,850     2,648     5.31
                                  ----------   -------              --------   -------              --------   -------
        Total interest-bearing
          liabilities...........     944,111    48,359     5.12      737,189    39,921     5.42      565,573    26,749     4.73
Noninterest-bearing liabilities:
  Demand deposits...............     100,968                          91,420                          81,500
  Accrued interest and other
    liabilities.................       8,147                           5,696                           5,454
                                  ----------                        --------                        --------
        Total liabilities.......   1,053,226                         834,305                         652,527
Guaranteed preferred beneficial
  interest in debentures........      22,408                           5,000                              --
Stockholders' equity............      76,283                          72,199                          67,408
                                  ----------                        --------                        --------
        Total liabilities and
          stockholders'
          equity................  $1,151,917                        $911,504                        $719,935
                                  ==========                        ========                        ========
Net interest income/net interest
  spread........................                42,237     3.54%                35,494     3.83%                29,284     3.98%
                                                           ====                            ====                            ====
Net yield on earning assets.....                           4.04%                           4.36%                           4.55%
                                                           ====                            ====                            ====
Taxable equivalent adjustment:
  Investment securities(2)......                   245                             380                             476
                                               -------                         -------                         -------
      Net interest income.......               $41,992                         $35,114                         $28,808
                                               =======                         =======                         =======

---------------

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2001 and 2000.

                                                           YEAR ENDED DECEMBER 31, (1)
                                          --------------------------------------------------------------
                                                   2001 VS 2000                    2000 VS 1999
                                          ------------------------------   -----------------------------
                                                        CHANGES DUE TO                   CHANGES DUE TO
                                           INCREASE    -----------------    INCREASE    ----------------
                                          (DECREASE)    RATE     VOLUME    (DECREASE)    RATE    VOLUME
                                          ----------   -------   -------   ----------   ------   -------
                                                              (DOLLARS IN THOUSANDS)
Income from earning assets:
  Interest and fees on loans............   $14,740     $(4,008)  $18,748    $19,223     $2,510   $16,713
  Interest on securities:
          Taxable.......................       422        (473)      895        173        309      (136)
          Tax-exempt....................      (396)         (9)     (387)      (283)       (25)     (258)
  Interest on federal funds.............       380        (405)      785        167        194       (27)
  Interest on other investments.........        35         (60)       95        102       (126)      228
                                           -------     -------   -------    -------     ------   -------
          Total interest income.........    15,181      (4,955)   20,136     19,382      2,862    16,520
                                           -------     -------   -------    -------     ------   -------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits...........       982        (985)    1,967      1,412        586       826
  Interest on savings deposits..........      (477)       (359)     (118)       114         27        87
  Interest on time deposits.............     5,053      (1,191)    6,244      9,340      2,821     6,519
  Interest on other borrowings..........     2,880          33     2,847      2,306        252     2,054
                                           -------     -------   -------    -------     ------   -------
          Total interest expense........     8,438      (2,502)   10,940     13,172      3,686     9,486
                                           -------     -------   -------    -------     ------   -------
          Net interest income...........   $ 6,743     $(2,453)  $ 9,196    $ 6,210     $ (824)  $ 7,034
                                           =======     =======   =======    =======     ======   =======

---------------

(1) The changes in net interest income due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

MARKET RISK -- INTEREST RATE SENSITIVITY

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

     We evaluate interest rate sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to decrease interest rate sensitivity risk. We use computer simulations to measure the net interest income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net interest income over specified periods of time.

     The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. In general, management's strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee, which is comprised of senior officers and directors, in accordance with policies approved by the board of directors. The committee meets weekly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to purchase and sale activity, and maturities of investments and borrowings. The committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to the full board of directors.

     One of the primary goals of the committee is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets and/or liabilities through the use of interest rate contracts, such as interest rate swaps, corridors, caps and floors. Our current strategy is to hedge internally through the use of core deposit accounts, which are not as rate sensitive as other deposit instruments, and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial business, real estate and consumer loans.

     During the next twelve months approximately $39.0 million more interest-bearing liabilities than interest-earning assets can be repriced to current market rates. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2001, was ..94, indicating a liability sensitive position. For the period ending December 31, 2002, our interest rate risk model, which relies on management's growth assumptions, indicates that projected net interest income will increase on an annual basis by 8.42%, or approximately $4.1 million, assuming an instantaneous increase in interest rates of 200 basis points. Assuming an instantaneous decrease of 200 basis points, projected net interest income is expected to increase on an annual basis by .03%, or approximately $14,000. The effect on net interest income produced by these scenarios is within our asset and liability management policy, which allows the level of interest rate sensitivity to affect net interest income plus or minus fifteen percent (+/-15%).

     We attempt to manage the one-year gap position as close to even as possible. This ensures us of avoiding wide variances in case of a rapid change in our interest rate environment. Also, certain products that are classified as being rate sensitive do not reprice on a contractual basis. These products include regular savings, interest-bearing transaction accounts, money market and NOW accounts. The rates paid on these accounts are typically not related directly to market interest rates and management exercises some discretion in adjusting these rates as market rates change. In the event of a rapid shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

     Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on our economic value of equity ("EVE"). EVE is defined as the net present value of our balance sheet's cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet's existing earning capacity. When EVE is greater, our earnings capacity is greater. The following table sets forth our EVE as of December 31, 2001:

                                            CHANGE
 CHANGE (IN BASIS POINTS)              -----------------
    IN INTEREST RATES         EVE      AMOUNT    PERCENT
 ------------------------   --------   -------   -------
                               (DOLLARS IN THOUSANDS)
+200 BP...................  $120,900   $ 6,500     5.68%
+100 BP...................   118,100     3,700     3.23
   0 BP...................   114,400        --       --
-100 BP...................   117,200     2,800     2.45
-200 BP...................   118,300     3,900     3.41

     The above table is based on a prime rate of 4.75% and assumes an instantaneous uniform change in interest rates at all maturities.

LIQUIDITY

     The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities and other securitized loan assets with maturities matching our offsetting liabilities. See "Selected Loan Maturity and Interest Rate Sensitivity" and "Maturity Distribution of Investment Securities".

     Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB, federal funds lines and a line of credit with a regional bank. Long-term liquidity needs are met primarily through these sources, the repayment of loans, sales of loans and the maturity or sale of investment securities, including short-term investments.

     We have entered into certain contractual obligations and commercial commitments which arise in the normal course of business and involve elements of credit risk, interest rate risk and liquidity risk. The following tables summarize these by contractual cash obligations and commercial commitments:

                                                              PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                            TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                           --------   ---------   -----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Advances from FHLB(1)....................  $135,900     $ --        $40,660      $32,400      $62,840
Operating leases(2)......................     2,182      708            632          278          564
Guaranteed preferred beneficial interest
  in The Banc Corporation's subordinated
  debentures(3)..........................    31,000       --             --           --       31,000
                                           --------     ----        -------      -------      -------
          Total Contractual Cash
            Obligations..................  $169,082     $708        $41,292      $32,678      $94,404
                                           ========     ====        =======      =======      =======

---------------

(1) See Note 7 to the Consolidated Financial Statements.

(2) See Note 5 to the Consolidated Financial Statements.

(3) See Note 8 to the Consolidated Financial Statements.

                                                  AMOUNT OF COMMITMENT BY EXPIRATION PER PERIOD
                                           ------------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                            TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                           --------   ---------   -----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
COMMERCIAL COMMITMENTS
Commitments to extend credit(1)..........  $134,768    $29,104      $55,834      $17,166      $32,664
Standby letters of credit(1).............     6,706      4,441        2,265           --           --
                                           --------    -------      -------      -------      -------
          Total Commercial Commitments...  $141,474    $33,545      $58,099      $17,166      $32,664
                                           ========    =======      =======      =======      =======

---------------

(1) See Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

     Our total assets were $1.21 billion at December 31, 2001, an increase of $177.2 million, or 17.2% from $1.03 billion as of December 31, 2000. The increase in total assets primarily related to an increase in net loans of $191.0 million and federal funds sold of $16.9 million offset by a decrease in investment securities of $26.7 million. The increase in total assets was funded primarily by an increase in deposits and borrowings from the FHLB.

     Loans. Loans are the largest category of interest-earning assets and typically provide higher yields than other types of interest-earning assets. Loans involve inherent credit and liquidity risks which management attempts to control and mitigate. At December 31, 2001, total loans net of unearned income were $999.2 million, an increase of $191.0 million from $808.2 million at December 31, 2000. This compares to increases of $175.4 million during 2000 from $632.8 million at December 31, 1999 and $200.9 million during 1999 from $431.9 million at December 31, 1998. The average yield of the loan portfolio was 9.10%, 9.64% and 9.19% for the years ended December 31, 2001, 2000 and 1999, respectively. Loan growth during the four-year period ended December 31, 2001 was generated primarily through internal growth in the Birmingham, Alabama and Florida markets as we implemented an asset substitution strategy of replacing an acquired company's cash and short term investments with loans.

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                              DECEMBER 31,
                                         ------------------------------------------------------
                                            2001        2000       1999       1998       1997
                                         ----------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Commercial and industrial..............  $  261,196   $245,154   $209,349   $141,884   $ 83,625
Real estate -- construction and land
  development(1).......................     200,250    100,448     72,253     44,799     23,985
Real estate -- mortgages
  Single-family........................     224,736    183,747    138,238    101,872     79,950
  Commercial...........................     194,535    172,319    122,821     56,518     34,669
  Other................................      24,140     17,443      9,203      5,085      2,778
Consumer...............................      91,421     84,129     72,934     73,251     55,608
Other..................................       3,784      5,725      8,606      9,766      4,154
                                         ----------   --------   --------   --------   --------
          Total loans..................   1,000,062    808,965    633,404    433,175    284,769
Unearned income........................        (906)      (820)      (627)    (1,244)    (1,867)
Allowance for loan losses..............     (12,546)    (8,959)    (8,065)    (6,466)    (3,741)
                                         ----------   --------   --------   --------   --------
          Net loans....................  $  986,610   $799,186   $624,712   $425,465   $279,161
                                         ==========   ========   ========   ========   ========

---------------

(1) At December 31, 2001, approximately $111.5 million of these loans were single family residential loans, approximately $54.9 million were commercial loans and approximately $33.8 million were land development loans.

     The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2001. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                              RATE STRUCTURE FOR LOANS
                                                                                                      MATURING
                                                                                                    OVER ONE YEAR
                                            OVER ONE YEAR                                  -------------------------------
                           ONE YEAR OR      THROUGH FIVE                                   PREDETERMINED     FLOATING OR
                               LESS             YEARS       OVER FIVE YEARS     TOTAL      INTEREST RATE   ADJUSTABLE RATE
                         ----------------   -------------   ---------------   ----------   -------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
Commercial and
  industrial...........      $131,103         $122,197         $  7,896       $  261,196     $ 95,665         $ 34,428
Real
 estate -- construction
  and land
  development..........       116,391           72,078           11,781          200,250       38,342           45,517
Real
  estate -- mortgages
  Single-family........        37,657          104,131           82,948          224,736      120,269           66,810
  Commercial...........        25,867          127,344           41,324          194,535      112,816           55,852
  Other................         3,479           15,018            5,643           24,140       13,748            6,913
Consumer...............        40,901           49,179            1,341           91,421       48,545            1,975
Other..................           953            1,990              841            3,784        2,593              238
                             --------         --------         --------       ----------     --------         --------
      Total loans......      $356,351         $491,937         $151,774       $1,000,062     $431,978         $211,733
                             ========         ========         ========       ==========     ========         ========
Percent to total
  loans................          35.7%            49.2%            15.1%           100.0%        43.2%            21.1%
                             ========         ========         ========       ==========     ========         ========

     Allowance for Loan Losses. We maintain an allowance for loan losses at a level we believe is adequate to absorb estimated losses inherent in the loan portfolio. We prepare a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, we estimate the allowance using the results of our specific loan reviews and other factors, such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. The level of the allowance for loan losses to net loans will vary depending on the quarterly analysis.

     We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedures, sets limits on credit concentration and enforces regulatory requirements.

     Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

     The quarterly allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and homogeneous pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and, in which management perceives there is a minimal risk of loss. Loans are rated using a seven point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal Loan Review Department and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned risk factors.

     Impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

     Reserve percentages assigned to pass rated homogeneous loans are based on historical charge-off experience adjusted for geographic location, current trends in the portfolio and other risk factors.

     As stated above, risk ratings are subject to independent review by the Loan Review Department, which also performs ongoing, independent review of the risk management process, which includes underwriting, documentation and collateral control. The Loan Review Department is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management.

     We historically have allocated our allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio. This allocation is made for estimation purposes only and is not necessarily indicative of the allocation between categories in which future losses may occur.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  DECEMBER 31,
                       --------------------------------------------------------------------------------------------------
                              2001                2000                1999                1998                1997
                       ------------------   -----------------   -----------------   -----------------   -----------------
                                 PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                 OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                 IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
                                 CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                 TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                       AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                       -------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                             (DOLLARS IN THOUSANDS)
Commercial and
  industrial.........  $ 6,536     26.1%    $5,689     30.3%    $4,460     33.1%    $3,119     32.8%    $1,583     29.4%
Real estate --
  construction and
  land development...      919     20.0       392      12.4       223      11.4       181      10.3       151       8.4
Real estate --
  mortgages
  Single-family......    1,273     22.5       500      22.7       500      21.8       500      23.5       700      28.1
  Commercial.........    1,315     19.5       400      21.3       350      19.4       300      13.1       500      12.2
  Other..............      333      2.4        16       2.2        21       1.5        26       1.2        96        .9
Consumer.............    2,129      9.1     1,822      10.4     2,452      11.5     2,295      16.9       686      19.5
Other................       41       .4        50        .7        --       1.3        --       2.2        --       1.5
Unallocated..........       --       --        90        --        59        --        45        --        25        --
                       -------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                       $12,546    100.0%    $8,959    100.0%    $8,065    100.0%    $6,466    100.0%    $3,741    100.0%
                       =======    =====     ======    =====     ======    =====     ======    =====     ======    =====

     The allowance as a percentage of loans, net of unearned income, at December 31, 2001 was 1.26%, which equals the average of the allowance as a percent of loans for the five-year period ended December 31, 2001. The allowance for loan losses as a percentage of non-performing loans increased to 100.99% at December 31, 2001 from 90.85% at December 31, 2000.

     Net charge-offs decreased $200,000 or 4.9% from $4.1 million in 2000 to $3.9 million in 2001. The ratio of net charge-offs to average loans averaged ..60% for the five year period ended December 31, 2001, with a ratio of .42%, ..57% and .90% in 2001, 2000 and 1999, respectively. Net charge-offs during 2001 and 2000 are more reflective of historical averages because net charge-offs during 1999 included the charge-off of loans acquired in a purchase business combination and a significant loss from a single commercial loan customer. Historically, net charge-offs have been more significant for commercial and consumer loans. Net charge-offs of commercial loans decreased $596,000 from $2.9 million in 2000 to $2.3 million in 2001. Net charge-offs of real estate loans decreased $379,000 from $669,000 in 2000 to $290,000 in 2001. These declines were offset by an increase in consumer loan net charge-offs of $769,000 from $458,000 in 2000 to $1.2 million in 2001. Net charge-offs as a percentage of the provision for loan losses was 51.88% in 2001, a decrease from 81.98% in 2000. Net charge-offs as a percentage of the allowance for loan losses was 30.82% in 2001, a decrease from 45.40% in 2000.

     The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                      YEAR
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year......................................  $  8,959   $  8,065   $  6,466   $  3,741   $  2,522
Allowance of acquired bank..................        --         --      3,591        368         --
Charge-offs:
  Commercial and industrial.................     2,415      3,133      4,531      1,256        795
  Real estate -- construction and land
     development............................        48        524         --         --         --
  Real estate -- mortgages
     Single-family..........................       184        223        197        359         81
     Commercial.............................       130          9         53         --         --
     Other..................................        20         --         36         --         --
  Consumer..................................     1,517        726        975      1,291        883
                                              --------   --------   --------   --------   --------
          Total charge-offs.................     4,314      4,615      5,792      2,906      1,759
  Recoveries:
  Commercial and industrial.................        65        193        418        108         42
  Real estate -- construction and land
     development............................        65         --         --         --         --
  Real estate -- mortgages
     Single-family..........................        --         83         62         81         23
     Commercial.............................        27          4         67          5         --
     Other..................................        --         --         43         --         --
  Consumer..................................       290        268        360        412        228
                                              --------   --------   --------   --------   --------
          Total recoveries..................       447        548        950        606        293
                                              --------   --------   --------   --------   --------
Net charge-offs.............................     3,867      4,067      4,842      2,300      1,466
Provision for loan losses...................     7,454      4,961      2,850      4,657      2,685
                                              --------   --------   --------   --------   --------
Allowance for loan losses at end of year....  $ 12,546   $  8,959   $  8,065   $  6,466   $  3,741
                                              ========   ========   ========   ========   ========
Loans at end of year, net of unearned
  income....................................  $999,156   $808,145   $632,777   $431,931   $282,902
Average loans, net of unearned income.......   914,006    710,414    535,754    340,813    254,146
Ratio of ending allowance to ending loans...      1.26%      1.11%      1.27%      1.50%      1.32%
Ratio of net charge-offs to average loans...       .42        .57       0.90       0.67       0.58
Net charge-offs as a percentage of:
  Provision for loan losses.................     51.88      81.98     169.89      49.39      54.60
  Allowance for loan losses.................     30.82      45.40      60.04      35.57      39.19
Allowance for loan losses as a percentage of
  nonperforming loans.......................    100.99      90.85     216.22     172.93     146.42

     Nonperforming Loans. Nonperforming loans increased $2.5 million to $12.4 million as of December 31, 2001 from $9.9 million as of December 31, 2000. As a percent of net loans, nonperforming loans increased from 1.22% at December 31, 2000 to 1.24% at December 31, 2001. The following table represents our nonperforming loans for the dates indicated.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                    2001      2000     1999     1998     1997
                                                   -------   ------   ------   ------   ------
                                                             (DOLLARS IN THOUSANDS)
Nonaccrual.......................................  $ 7,941   $9,340   $3,097   $1,496   $1,169
Accruing loans 90 days or more delinquent........    4,482      334      575      934    1,344
Restructured.....................................       --      187       58       --       --
                                                   -------   ------   ------   ------   ------
                                                   $12,423   $9,861   $3,730   $2,430   $2,513
                                                   =======   ======   ======   ======   ======
Nonperforming loans as a percent of loans........     1.24%    1.22%     .59%     .56%     .89%
                                                   =======   ======   ======   ======   ======

     The following is a summary of nonperforming loans by category for the dates shown:

                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                    2001      2000     1999     1998     1997
                                                   -------   ------   ------   ------   ------
                                                             (DOLLARS IN THOUSANDS)
Commercial and industrial........................  $ 3,078   $6,580   $1,780   $  560   $  262
Real estate -- construction and land
  development....................................    2,895      867      288      158      104
Real estate -- mortgages
  Single-family..................................    3,089      551      333      735      517
  Commercial.....................................    2,400    1,284      893      526    1,097
  Other..........................................      145       --       80       --        4
Consumer.........................................      669      389      298      387      529
Other............................................      147      190       58       64       --
                                                   -------   ------   ------   ------   ------
          Total nonperforming loans..............  $12,423   $9,861   $3,730   $2,430   $2,513
                                                   =======   ======   ======   ======   ======

     A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-collateralized and in process of collection.

     Potential Problem Loans. In addition to nonperforming loans, management has identified $4.0 million in potential problem loans as of December 31, 2001. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. Approximately $2.4 million of this amount consists of loans to two customers of which $1.2 million is secured by equipment and the remaining $1.2 million is secured by residential real estate. Management has allocated in the allowance for loan losses approximately $798,000 to absorb any losses through substandard and doubtful classifications that may result from these loans. Approximately $1.7 million of these loans are considered impaired as discussed below.

     Impaired Loans. At December 31, 2001, our recorded investment in impaired loans totaled $10.1 million, a decrease of $7.9 million from $18.0 million at December 31, 2000. The decline in the amount of impaired loans is attributable to several commercial loans and commercial real estate loans that are now current, have been paid-off or the collateral has been foreclosed. At December 31, 2001 and 2000, there was approximately $3.1 million in allowance for loan losses specifically allocated to impaired loans. We have no commitments to loan additional funds to the borrowers whose loans are impaired.

     Of the $10.1 million in impaired loans, $6.8 million, or 67% are secured by real estate, of which, single family residential properties comprise $2.9 million, and various commercial buildings and lots comprise $3.9 million. The remaining $3.3 million, or 33% is secured by commercial assets and consumer personal property. Of the $3.1 million in allowance specifically allocated to impaired loans, $1.1 million has been allocated to loans secured by real estate, and the remaining has been allocated to commercial and consumer loans.

     Investment Securities. The investment securities portfolio comprised 6.27% of our total interest-earning assets as of December 31, 2001. Total securities averaged $90.5 million in 2001, compared to $81.0 million in 2000 and $86.6 million in 1999. The investment securities portfolio produced average tax equivalent yields of 6.03%, 6.71% and 6.40% for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, our investment securities portfolio had an amortized cost of $69.4 million and an estimated fair value of $68.9 million.

     The $26.9 million decrease in investment securities during 2001 provided additional funding for our loan growth and increased our investment in short-term federal funds sold which enhanced our liquidity.

     The transition provisions of FAS No. 133 provide that at the date of initial application (January 1, 2001), debt securities categorized as held-to-maturity may be transferred into the available-for-sale category without calling into question our intent to hold other debt securities until maturity. As such, on January 1, 2001, we transferred debt securities with a carrying value of $4,389,000 and a market value of $4,317,000 to the available-for-sale category and the $72,000 unrealized loss on the transfer was recorded in other comprehensive income.

     The following table sets forth the amortized costs of the securities we held at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                               DECEMBER 31,
                                           ----------------------------------------------------
                                              HELD TO MATURITY          AVAILABLE FOR SALE
                                           ----------------------   ---------------------------
                                           2001    2000     1999     2001      2000      1999
                                           ----   ------   ------   -------   -------   -------
                                                          (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies..............   $--    $   --   $   --   $18,807   $39,407   $11,645
State and political subdivisions........    --     2,867    3,711     8,749    12,844    13,991
Mortgage-backed securities..............    --     1,522    1,766    39,313    38,091    42,292
Other securities........................    --        --       --     2,512     1,516     1,090
                                           ---    ------   ------   -------   -------   -------
          Total investment securities...   $--    $4,389   $5,477   $69,381   $91,858   $69,018
                                           ===    ======   ======   =======   =======   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 2001.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                               MATURING
                                        --------------------------------------------------------------------------------------
                                                           AFTER ONE BUT    AFTER FIVE BUT
                                          WITHIN ONE        WITHIN FIVE       WITHIN TEN        AFTER TEN
                                             YEAR              YEARS            YEARS             YEARS             TOTAL
                                        ---------------   ---------------   --------------   ---------------   ---------------
                                        AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                                        -------   -----   -------   -----   ------   -----   -------   -----   -------   -----
                                                                        (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and agencies..........  $12,746   1.84%   $5,609    4.67%   $ 452    4.31%   $   --     --%    $18,807   2.74%
  State and political subdivision.....     420    7.58     2,164    5.93      360    5.81     5,805    4.94     8,749    5.31
  Mortgage-backed securities..........      57    6.10     2,623    7.63    1,379    5.74    35,254    4.58    39,313    4.83
  Other securities....................     100    5.18       299    6.85      264    5.51     1,849    7.29     2,512    6.97
                                        -------   ----    -------   ----    ------   ----    -------   ----    -------   ----
        Total.........................  $13,323   2.06%   $10,695   5.70%   $2,455   5.30%   $42,908   4.75%   $69,381   4.40%
                                        =======   ====    =======   ====    ======   ====    =======   ====    =======   ====

     Short-Term Investments. Short-term investments as of December 31, 2001 consisted of federal funds sold of $20.0 million compared to $3.1 million as of December 31, 2000. Federal funds sold averaged $31.4 million during 2001, compared to $14.6 million in 2000 and $15.1 million in 1999 and produced average yields of 4.17%, 6.36% and 5.04%, respectively. Federal funds are a primary source of our liquidity and are generally invested on an overnight basis. In addition to federal funds sold, we will also invest in short-term commercial paper. As of December 31, 2001, we did not hold any commercial paper.

     In addition to liquidity management, we also utilize short-term investments when the level of funds committed to lending and investment portfolios changes, or the level of deposit generation changes.

     Deposits. During 2001, average total deposits increased $167.5 million, or 22.6% to $910.3 million, from $742.8 million in 2000. During 2000, average total deposits increased $145.6 million, or 24.4% from $597.2 million in 1999, which increased $141.4 million, or 31.0% from $455.8 million in 1998. Deposit growth has been generated primarily through internal growth in our various markets.

     The following table sets forth our average deposits by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                             AVERAGE FOR THE YEAR
                                  ---------------------------------------------------------------------------
                                           2001                      2000                      1999
                                  -----------------------   -----------------------   -----------------------
                                    AVERAGE                   AVERAGE                   AVERAGE      AVERAGE
                                    AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT        RATE
                                  OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING     PAID
                                  -----------   ---------   -----------   ---------   -----------   ---------
                                                            (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits......................   $100,968        --%       $ 91,420        --%       $ 81,500        --%
Interest-bearing demand
  deposits......................    230,098       3.27        172,579       3.79        149,755       3.42
Savings deposits................     30,823       1.87         35,141       2.99         32,248       2.91
Time deposits...................    548,445       5.91        443,686       6.17        333,720       5.40
                                   --------       ----       --------       ----       --------       ----
          Total average
            deposits............   $910,334      4.45%       $742,826      4.71%       $597,223      4.77%
                                   ========       ====       ========       ====       ========       ====

     Noninterest bearing deposits totaled $94.6 million at December 31, 2001, an increase of 6.5%, or $5.7 million from $88.9 million at December 31, 2000. Of the $5.7 million increase in noninterest bearing deposits, 71.0%, or $4.1 million were generated in branches located in the Alabama region, the other 29.0%, or $1.6 million were generated in branches in the Florida region. Noninterest bearing deposits comprised 9.9% of total deposits at December 31, 2001, compared to 10.8% at December 31, 2000.

     Interest bearing deposits totaled $857.6 million at December 31, 2001, an increase of 16.1%, or $119.2 million from $738.4 million at December 31, 2000. Of the $119.2 million increase in interest-bearing deposits, 52.4%, or $62.5 million were generated in branches located in the Alabama region, the other 47.6%, or $56.7 million were generated in branches in the Florida region.

     During 2001, average interest-bearing deposits increased $158.0 million, or 24.2% to $809.4 million, from $651.4 million in 2000, compared to an increase during 2000 of $135.7 million, or 26.3% from $515.7 million in 1999, which increased $121.5 million, or 30.8% from $394.2 million in 1998. Interest-bearing deposits comprised 90.1% of total deposits at December 31, 2001, compared to 89.2% at December 31, 2000 and carried an average rate of 4.45%, 4.71% and 4.77% for the years ended December 31, 2001, 2000 and 1999, respectively.

     Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 72.8% of our total deposits at December 31, 2001 compared to 71.4% at December 31, 2000. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 104.9% at December 31, 2001, compared to 97.7% at December 31, 2000. The maturity distribution of our time deposits over $100,000 at December 31, 2001 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

               AT DECEMBER 31, 2001
---------------------------------------------------
 UNDER       3-6      6-12       OVER
3 MONTHS   MONTHS    MONTHS    12 MONTHS    TOTAL
--------   -------   -------   ---------   --------
              (DOLLARS IN THOUSANDS)
$82,500    $78,205   $56,605    $41,833    $259,143
=======    =======   =======    =======    ========

     Approximately 31.8% of our time deposits over $100,000 had scheduled maturities within three months. We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

     Borrowed Funds. During 2001, average borrowed funds increased $49.0 million, or 57.1% to $134.8 million, from $85.8 million during 2000, which increased $35.9 million, or 72.1% from $49.9 million during 1999. The average rate paid on borrowed funds during 2001, 2000 and 1999 was 5.82%, 5.78% and 5.31%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

     Borrowed funds as of December 31, 2001 consisted primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2001 and 2000:

                                                   2001                      2000
                                          -----------------------   -----------------------
                                            WEIGHTED                  WEIGHTED
YEAR                                      AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                      ------------   --------   ------------   --------
                                                       (DOLLARS IN THOUSANDS)
2003....................................      4.99%      $ 15,660       4.99%      $ 15,660
2004....................................      5.21         25,000       5.21         25,000
2005....................................      6.31         32,400       6.31         32,800
2008....................................      5.51          2,500       5.51          2,500
2009....................................      5.26          2,000       5.26          2,000
2010....................................      6.18         26,340       6.18         26,340
2011....................................      4.97         32,000         --             --
                                              ----       --------       ----       --------
          Total.........................      5.58%      $135,900       5.78%      $104,300
                                              ====       ========       ====       ========

     Certain advances are subject to call by the FHLB as follows: 2002, $114.3 million; 2003, $2.5 million; and 2004 $2.0 million. The $114.3 million in FHLB advances subject to call during 2002 carry a weighted average interest rate of 5.65%, ranging from 4.97% to 7.07%. We do not expect the FHLB to call these advances considering the current interest rate environment.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans, all with a carrying value of approximately $231.0 million at December 31, 2001. We have remaining approximately $88.0 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     As of December 31, 2001, we have available $15.0 million under a $15.0 million line of credit with a regional bank. Interest is one and three quarters (1.75%) percentage points in excess of the applicable LIBOR Index Rate. The line matures May 1, 2002. As of December 31, 2001 and 2000, there were no outstanding balances on this line of credit. Subsequent to year end, we negotiated an extension of the maturity on this line of credit to May 1, 2005.

     We also have available approximately $25.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Guaranteed Preferred Beneficial Interest in Our Subordinated
Debentures. On September 7, 2000, TBC Capital II, a Connecticut statutory trust established by us, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital used the proceeds to purchase an equal principal amount of our 10.6% subordinated debentures.

     On July 16, 2001, TBC Capital III, a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12.5% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. In January 2002, these securities repriced to 5.74%.

     We have fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. We account for TBC Capital II and TBC Capital III as minority interests. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in our subordinated debentures." The sole assets of TBC Capital II and TBC Capital III are the subordinated debentures issued by us. Both the preferred securities of TBC Capital II and TBC Capital III and our subordinated debentures each have 30-year lives. However, The Banc Corporation, TBC Capital II and TBC Capital III have call options with a premium after five years through ten years and call options at par, after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

     A portion of the proceeds from the offerings were used to repay borrowings under our line of credit with the balance to be used for general corporate purposes including additional capital investment in our bank subsidiary.

     Stockholders' Equity. Stockholders' equity increased $2.0 million during 2001 to $76.9 million at December 31, 2001 from $74.9 million at December 31, 2000. The increase in stockholders' equity during 2001 primarily consisted of $2.7 million in net income offset by $714,000 in treasury stock transactions. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. During 2001 and 2000, 177,650 shares of common stock were repurchased, of which 10,000 shares were reissued during 2001. As December 31, 2001, there were 167,650 shares held in treasury at a total cost of $924,000. During 2001, we repurchased 137,650 shares at a total cost of $780,000.

     Regulatory Capital. The table below represents our and our subsidiary's actual regulatory and minimum regulatory capital requirements at December 31, 2001 (dollars in thousands):

                                                       FOR CAPITAL
                                                        ADEQUACY          TO BE WELL
                                       ACTUAL           PURPOSES         CAPITALIZED
                                  ----------------   ---------------   ----------------
                                   AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                  --------   -----   -------   -----   --------   -----
Total Risk-Based Capital
  The Banc Corporation..........  $114,538   11.41%  $80,326   8.00%   $100,408   10.00%
  The Bank......................   103,521   10.40    79,668   8.00      99,585   10.00
Tier 1 Risk-Based Capital
  The Banc Corporation..........    94,785    9.44    40,163   4.00      60,245    6.00
  The Bank......................    91,072    9.15    39,834   4.00      59,751    6.00
Leverage Capital
  The Banc Corporation..........    94,785    7.92    47,856   4.00      59,820    5.00
  The Bank......................    91,072    7.61    47,864   4.00      59,830    5.00

IMPACT OF INFLATION

     Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. We seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

FORWARD-LOOKING STATEMENTS

     This annual report may contain certain statements relating to our future results based on information currently available. The presentations, and certain of the other disclosures in this annual report, including any statements preceded by, followed by or which include the words, "may," "could," "should," "will," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire into our operations; (5) our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors' products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) technological changes; (9) changes in consumer spending and savings habits; and
(10) regulatory or judicial proceedings.

     If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this annual report. We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to use are expressly qualified by these cautionary statements.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk -- Interest Rate Sensitivity," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of the Corporation meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiaries (the "Corporation") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
January 31, 2002,
except for the second paragraph of Note 22, as to which the date is February 8, 2002

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                               (AMOUNTS IN THOUSANDS)
                                        ASSETS
Cash and due from banks.....................................  $   31,682    $   36,691
Interest bearing deposits in other banks....................         495         2,427
Federal funds sold..........................................      20,000         3,120
Securities available for sale...............................      68,847        91,316
Securities held to maturity (fair value of $4,317,000 in
  2000).....................................................          --         4,389
Mortgage loans held for sale................................       1,131         4,324
Loans.......................................................   1,000,062       808,965
Unearned income.............................................        (906)         (820)
                                                              ----------    ----------
Loans, net of unearned income...............................     999,156       808,145
Allowance for loan losses...................................     (12,546)       (8,959)
                                                              ----------    ----------
          Net loans.........................................     986,610       799,186
Premises and equipment, net.................................      47,829        43,957
Accrued interest receivable.................................       7,562         8,615
Stock in FHLB and Federal Reserve Bank......................       8,505         6,922
Other assets................................................      33,744        28,268
                                                              ----------    ----------
                                                              $1,206,405    $1,029,215
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing demand................................  $   94,655    $   88,910
  Interest bearing demand...................................     250,947       178,221
  Savings...................................................      28,517        33,886
  Time deposits $100,000 and over...........................     259,143       236,647
  Other time................................................     318,973       289,640
                                                              ----------    ----------
          Total deposits....................................     952,235       827,304
Advances from FHLB..........................................     135,900       104,300
Other borrowed funds........................................         813           534
Accrued expenses and other liabilities......................       9,604         7,202
                                                              ----------    ----------
          Total liabilities.................................   1,098,552       939,340
Guaranteed preferred beneficial interests in the
  Corporation's subordinated debentures.....................      31,000        15,000
Stockholders' equity:
  Preferred stock, par value $.001 per share; shares
     authorized 5,000,000; shares issued -0-................          --            --
  Common stock, par value $.001 per share; shares authorized
     25,000,000; shares issued 14,385,021; outstanding
     14,217,371 in 2001 and 14,345,021 in 2000..............          14            14
  Surplus...................................................      47,756        47,756
  Retained earnings.........................................      30,329        27,640
  Accumulated other comprehensive loss......................        (322)         (325)
  Treasury stock, at cost -- 167,650 and 40,000 shares,
     respectively...........................................        (924)         (210)
                                                              ----------    ----------
          Total stockholders' equity........................      76,853        74,875
                                                              ----------    ----------
                                                              $1,206,405    $1,029,215
                                                              ==========    ==========

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                (AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans................................  $83,207   $68,467   $49,244
  Interest on taxable securities............................    4,736     4,314     4,141
  Interest on tax exempt securities.........................      476       737       924
  Interest on federal funds sold............................    1,310       930       763
  Interest and dividends on other investments...............      622       587       485
                                                              -------   -------   -------
          Total interest income.............................   90,351    75,035    55,557
Interest expense:
  Interest on deposits......................................   40,525    34,967    24,101
  Interest expense on advances from FHLB and other borrowed
     funds..................................................    7,834     4,954     2,648
                                                              -------   -------   -------
          Total interest expense............................   48,359    39,921    26,749
                                                              -------   -------   -------
Net interest income.........................................   41,992    35,114    28,808
Provision for loan losses...................................    7,454     4,961     2,850
                                                              -------   -------   -------
Net interest income after provision for loan losses.........   34,538    30,153    25,958
Noninterest income:
  Service charges and fees..................................    4,102     3,986     3,350
  Mortgage banking income...................................    1,692     1,654     1,409
  Securities gains..........................................    1,383       131        83
  Other.....................................................    2,596     2,051     1,322
                                                              -------   -------   -------
          Total noninterest income..........................    9,773     7,822     6,164
Noninterest expense:
  Salaries and employee benefits............................   19,451    16,101    13,421
  Occupancy and equipment...................................    6,864     5,893     5,242
  Merger related costs......................................       --        --       744
  Other.....................................................   12,182    10,124     9,275
                                                              -------   -------   -------
          Total noninterest expenses........................   38,497    32,118    28,682
                                                              -------   -------   -------
Distributions on guaranteed preferred beneficial interest in
  our subordinated debentures...............................    2,159       504        --
                                                              -------   -------   -------
Income before income taxes..................................    3,655     5,353     3,440
Income tax expense..........................................      966       996       520
                                                              -------   -------   -------
Net income..................................................  $ 2,689   $ 4,357   $ 2,920
                                                              =======   =======   =======
Average common shares outstanding...........................   14,272    14,384    14,335
Average common shares outstanding, assuming dilution........   14,302    14,387    14,362
Basic net income per common share...........................  $   .19   $   .30   $   .20
Diluted net income per common share.........................      .19       .30       .20

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $   2,689   $   4,357   $   2,920
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation..............................................      3,017       2,598       2,194
  Net discount accretion on securities......................        (31)       (371)        (69)
  Gain on sale of securities available for sale.............     (1,383)       (131)        (83)
  Provision for loan losses.................................      7,454       4,961       2,850
  Decrease (increase) in accrued interest receivable........      1,053      (2,329)     (1,055)
  Deferred income tax (benefit) expense.....................     (1,800)     (1,286)         46
  Other operating activities, net...........................      1,566       2,429        (826)
  Decrease (increase) in mortgage loans held for sale.......      3,194      (2,197)      2,772
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........     15,759       8,031       8,749
INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits in other
  banks.....................................................      1,932        (565)       (814)
(Increase) decrease in federal funds sold...................    (16,880)      2,723      22,422
Decrease (increase) in short-term commercial paper..........         --      14,719     (14,151)
Proceeds from sale of subsidiary's net assets...............         --          --       3,392
Proceeds from sales of securities available for sale........     68,786       4,578      18,283
Proceeds from maturities of securities available for sale...     96,406      13,244      19,426
Proceeds from maturities of securities held to maturity.....         --       1,076       1,231
Purchase of securities available for sale...................   (136,916)    (40,385)    (12,499)
Net increase in loans.......................................   (199,143)   (179,647)   (178,349)
Net cash received in business combinations..................         --          --      11,893
Purchase of premises and equipment..........................     (7,617)     (9,605)     (8,312)
Other investing activities, net.............................        568      (3,461)     (9,804)
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (192,864)   (197,323)   (147,282)
FINANCING ACTIVITIES
Net increase in demand and savings deposits.................     73,102      23,242       6,450
Net increase in time deposits...............................     51,829     121,545      87,392
Increase in FHLB advances...................................     31,600      41,800      39,340
Net (decrease) increase in note payable.....................         --      (7,104)      7,104
Net increase (decrease) in other borrowed funds.............        279        (115)     (3,405)
Proceeds from guaranteed preferred beneficial interests in
  the Corporation's subordinated debentures.................     16,000      15,000          --
Proceeds from issuance and reissuance of common stock.......         66          --       2,170
Purchase of treasury stock..................................       (780)       (210)         --
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................    172,096     194,158     139,051
                                                              ---------   ---------   ---------
(Decrease) increase in cash and due from banks..............     (5,009)      4,866         518
Cash and due from banks at beginning of year................     36,691      31,825      31,307
                                                              ---------   ---------   ---------
Cash and due from banks at end of year......................  $  31,682   $  36,691   $  31,825
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $  48,339   $  38,132   $  25,888
  Income taxes..............................................      2,794       1,523       1,168
Sale of subsidiary's net assets financed by the
  Corporation...............................................         --          --       2,202
Assets acquired in business combinations....................         --          --      60,097
Liabilities assumed in business combinations................         --          --      58,353
Minority interest in subsidiary acquired by issuing common
  stock.....................................................         --          --          95
Transfer of held-to-maturity securities to available for
  sale......................................................      4,389          --          --

                See notes to consolidated financial statements.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    ACCUMULATED
                                                                       OTHER
                                                                   COMPREHENSIVE                  TOTAL
                                     COMMON             RETAINED      INCOME       TREASURY   STOCKHOLDERS'
                                     STOCK    SURPLUS   EARNINGS      (LOSS)        STOCK        EQUITY
                                     ------   -------   --------   -------------   --------   -------------
Balance at January 1, 1999.........   $14     $45,492   $20,363       $    98       $  --        $65,967
  Comprehensive income:
     Net income....................    --          --     2,920            --          --          2,920
     Other comprehensive loss net
       of tax benefit of $1,459;
       unrealized losses on
       securities available for
       sale, arising during the
       period, net of
       reclassification
       adjustment..................    --          --        --        (2,303)         --         (2,303)
                                                                                                 -------
  Comprehensive income.............                                                                  617
  Issuance of 174,500 shares of
     common stock, net of direct
     costs.........................    --       1,628        --            --          --          1,628
  Stock options exercised..........    --         636        --            --          --            636
                                      ---     -------   -------       -------       -----        -------
Balance at December 31, 1999.......    14      47,756    23,283        (2,205)         --         68,848
  Comprehensive income:
     Net income....................    --          --     4,357            --          --          4,357
     Other comprehensive loss net
       of tax benefit of $1,155;
       unrealized gains on
       securities available for
       sale, arising during the
       period, net of
       reclassification
       adjustment..................    --          --        --         1,880          --          1,880
                                                                                                 -------
  Comprehensive income.............                                                                6,237
  Purchase of 40,000 shares of
     treasury stock................    --          --        --            --        (210)          (210)
                                      ---     -------   -------       -------       -----        -------
Balance at December 31, 2000.......    14      47,756    27,640          (325)       (210)        74,875
  Comprehensive income:
     Net income....................    --          --     2,689            --          --          2,689
     Other comprehensive income net
       of tax of $2; unrealized
       gain on securities available
       for sale, arising during the
       period, net of
       reclassification
       adjustment..................                --        --             3          --              3
                                                                                                 -------
  Comprehensive income.............                                                                2,692
  Purchase of 137,650 shares of
     treasury stock................    --          --        --            --        (780)          (780)
  Sale of 10,000 shares of treasury
     stock.........................    --          --        --            --          66             66
                                      ---     -------   -------       -------       -----        -------
Balance at December 31, 2001.......   $14     $47,756   $30,329       $  (322)      $(924)       $76,853
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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions or balances have been eliminated in consolidation.

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

     The Corporation's banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank which is based on a percentage of deposits. The amount of the reserves at December 31, 2001 was approximately $1,523,000.

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

LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income with respect to loans is accrued on the principal amount outstanding, except for interest on certain consumer loans, which is recognized over the term of the loan using a method which approximates a level yield.

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

     Under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan," impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions.

     The allowance for loan loss is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans which may become uncollectible.

     Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, are subject to review by the Corporation's internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Recommended regulatory reserve percentages are applied to these categories

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

to estimate the amount of loan loss. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors.

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

INTANGIBLE ASSETS

     Intangible assets, primarily goodwill, are included in other assets, net of amortization calculated on a straight-line basis over a ten to fifteen-year period.

     The Corporation reviews on a quarterly basis the carrying value of goodwill to determine if any impairment has occurred or if the period of recoverability has changed based on undiscounted cash flow analysis. If this review indicates that goodwill will not be recoverable, the carrying value of the goodwill will be written off in the current period. At December 31, 2001 and 2000 goodwill, net of accumulated amortization totaled $6,086,000 and $6,648,000, respectively.

OTHER REAL ESTATE

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, losses are charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of other real estate are included in other expense. Other real estate totaled $3,608,000 and $2,706,000 at December 31, 2001 and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", requires derivative instruments be carried at fair value on the statement of financial condition. The statement allows derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

     The Corporation adopted the provisions of this statement, as amended, on January 1, 2001, the statement's effective date. During the third quarter of 2001, the Corporation entered into and settled an interest rate swap that was not designated as a hedging instrument. A gain of approximately $610,000 was realized and recognized currently in earnings as investment securities gains. The Corporation did not enter into any other derivative transactions during the year. Therefore, the adoption of this statement did not have a material impact on the financial statements.

     In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140), was issued by the FASB. Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The adoption of Statement 140 did not have a material impact on the Corporation's financial condition or results of operations.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

     The Corporation is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 are not to be amortized, but be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were to continue to be amortized prior to the adoption of Statement 142.

     Statement 141 required upon adoption of Statement 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Corporation is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                     THE BANC CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     At December 31, 2001, the Corporation had unamortized goodwill in the amount of $6,086,000, which will be subject to the transition provisions of Statements 141 and 142. The adoption of Statement 142 is expected to result in an increase in income before taxes of $562,000 and an increase in net income of approximately $393,000 or approximately $.03 per share in 2002. During the first quarter of 2002, the Corporation will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives. The Corporation does not anticipate that this statement will have a material impact on its financial condition or results of operations.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 supersedes Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. This statement will be effective for the Corporation beginning January 2002. The Corporation does not anticipate that this statement will have a material impact on its financial condition or results of operations.

2. INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2001 are as follows:

                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
                                                                      (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities............................   $18,807       $ 65         $ --       $18,872
  State, county and municipal securities............     8,749        117          193         8,673
  Mortgage-backed securities........................    39,313        204          739        38,778
  Corporate debt....................................       399         14           --           413
  Other securities..................................     2,113         --            2         2,111
                                                       -------       ----         ----       -------
          Total.....................................   $69,381       $400         $934       $68,847
                                                       =======       ====         ====       =======

                     THE BANC CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES -- (CONTINUED)

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2000 are as follows:

                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
                                                                      (IN THOUSANDS)
Investment securities available for sale:
  U.S. Treasury and agency securities...............   $39,407       $ 33         $196       $39,244
  State, county and municipal securities............    12,844         69           91        12,822
  Mortgage-backed securities........................    38,091        109          462        37,738
  Corporate debt....................................       401          3           --           404
  Other securities..................................     1,115         --            7         1,108
                                                       -------       ----         ----       -------
          Total.....................................   $91,858       $214         $756       $91,316
                                                       =======       ====         ====       =======
Investment securities held to maturity:
  State, county and municipal securities............   $ 2,867       $ 38         $ --       $ 2,905
  Mortgage-backed securities........................     1,522          5          115         1,412
                                                       -------       ----         ----       -------
          Total.....................................   $ 4,389       $ 43         $115       $ 4,317
                                                       =======       ====         ====       =======

     Securities with an amortized cost of $62,744,000 and $77,427,000 at December 31, 2001 and 2000, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

     The transition provisions of FAS No. 133 provide that at the date of initial application (January 1, 2001), debt securities categorized as held-to-maturity may be transferred into the available-for-sale category without calling into question the Corporation's intent to hold other debt securities until maturity. As such, on January 1, 2001, the Corporation transferred debt securities with a carrying value of $4,389,000 and a market value of $4,317,000 to the available-for-sale category and the $72,000 unrealized loss on the transfer was recorded in other comprehensive income.

     The amortized cost and estimated fair values of investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               SECURITIES AVAILABLE
                                                                     FOR SALE
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
Due in one year or less.....................................   $13,266     $13,280
Due after one year through five years.......................     8,072       8,207
Due after five years through ten years......................     1,076       1,093
Due after ten years.........................................     7,654       7,490
Mortgage-backed securities..................................    39,313      38,777
                                                               -------     -------
                                                               $69,381     $68,847
                                                               =======     =======

     Gross realized gains on sales of investment securities available for sale in 2001, 2000 and 1999 were $1,461,000, $169,000 and $170,000, respectively, and gross realized losses for the same periods were $78,000, $38,000 and $87,000, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

2. INVESTMENT SECURITIES -- (CONTINUED)

     The components of other comprehensive income (loss) for the years ended December 31, 2001 and 2000 are as follows:

                                                          PRE-TAX      INCOME TAX         NET OF
                                                          AMOUNT    (BENEFIT) EXPENSE   INCOME TAX
                                                          -------   -----------------   ----------
                                                                       (IN THOUSANDS)
2001
Unrealized gain on available for sale securities........  $ 1,388        $   527         $   861
Less: reclassification adjustment for gains realized in
  net income............................................    1,383            525             858
                                                          -------        -------         -------
          Net unrealized gain...........................  $     5        $     2         $     3
                                                          =======        =======         =======
2000
Unrealized gain on available for sale securities........  $ 3,166        $ 1,205         $ 1,961
Less: reclassification adjustment for gains realized in
  net income............................................      131             50              81
                                                          -------        -------         -------
          Net unrealized gain...........................  $ 3,035        $ 1,155         $ 1,880
                                                          =======        =======         =======
1999
Unrealized loss on available for sale securities........  $(3,679)       $(1,427)        $(2,252)
Less: reclassification adjustment for gains realized in
  net income............................................       83             32              51
                                                          -------        -------         -------
          Net unrealized loss...........................  $(3,762)       $(1,459)        $(2,303)
                                                          =======        =======         =======

3. LOANS

     At December 31, 2001 and 2000 the composition of the loan portfolio was as follows:

                                                                 2001        2000
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Commercial and industrial...................................  $  261,196   $245,154
Real estate -- construction and land development............     200,250    100,448
Real estate -- mortgage
  Single-family.............................................     224,736    183,747
  Commercial................................................     194,535    172,319
  Other.....................................................      24,140     17,443
Consumer....................................................      91,421     84,129
All other loans.............................................       3,784      5,725
                                                              ----------   --------
Total loans.................................................  $1,000,062   $808,965
                                                              ==========   ========

     At December 31, 2001 and 2000 the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $10,100,000 and $18,000,000, respectively. At December 31, 2001 and 2000, there was approximately $3,100,000 and $3,000,000, respectively in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2001, 2000 and 1999 was approximately $12,500,000, $15,100,000 and $6,484,000, respectively. Interest income recognized on loans considered impaired totaled approximately $385,000, $857,000 and $431,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Corporation has no commitments to loan additional funds to the borrowers whose loans are on nonaccrual.

                     THE BANC CORPORATION AND SUBSIDIARIES

4. ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Balance at beginning of year............................  $ 8,959   $ 8,065   $ 6,466
Allowance of acquired bank..............................       --        --     3,591
Provision for loan losses...............................    7,454     4,961     2,850
Loan charge-offs........................................   (4,314)   (4,615)   (5,792)
Recoveries..............................................      447       548       950
                                                          -------   -------   -------
Balance at end of year..................................  $12,546   $ 8,959   $ 8,065
                                                          =======   =======   =======

5. PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 2001 and 2000 are as follows:

                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 5,244   $  5,371
Premises....................................................   38,819     34,154
Furniture and equipment.....................................   12,570     13,607
                                                              -------   --------
                                                               56,633     53,132
Less accumulated depreciation and amortization..............   (9,947)   (10,470)
                                                              -------   --------
Net book value of premises and equipment in service.........   46,686     42,662
Real estate under renovation or held for sale...............    1,143      1,295
                                                              -------   --------
Total.......................................................  $47,829   $ 43,957
                                                              =======   ========

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $3,017,000, $2,598,000 and $2,194,000, respectively.

     During 2001, the Corporation disposed of various furniture and equipment that had become obsolete either through age, data process conversion or the closing of a branch facility. The obsolete assets had an original cost of $3,886,000 and accumulated depreciation of $3,412,000, which resulted in a loss, included as a part of other operating expense, totaling $474,000. Of this $474,000 loss, $181,000 was recognized in the Alabama segment and $293,000 was recognized in the Florida segment.

     The Corporation leases certain Florida branch buildings under operating leases expiring through 2003. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments. In addition, three of the four building leases have two five-year renewal options. The Corporation has other operating leases for property and equipment in various locations with remaining terms between two and nineteen years.

                     THE BANC CORPORATION AND SUBSIDIARIES

5. PREMISES AND EQUIPMENT -- (CONTINUED)

     Future minimum lease payments under the operating leases are summarized as follows:

YEAR ENDING DECEMBER 31,                                   PROPERTY   EQUIPMENT   TOTAL
------------------------                                   --------   ---------   ------
  2002...................................................   $  582      $126      $  708
  2003...................................................      380        78         458
  2004...................................................      174        --         174
  2005...................................................      153        --         153
  2006...................................................      125        --         125
  2007 and thereafter....................................      768        --         768
                                                            ------      ----      ------
          Total minimum lease payments...................   $2,182      $204      $2,386
                                                            ======      ====      ======

     Rental expense relating to operating leases amounted to approximately $918,000, $757,003 and $734,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

6. DEPOSITS

     The following schedule details interest expense on deposits:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest-bearing demand.................................  $ 7,523   $ 6,541   $ 5,129
Savings.................................................      575     1,052       938
Time deposits $100,000 and over.........................    9,955     8,257     7,275
Other time..............................................   22,472    19,117    10,759
                                                          -------   -------   -------
Total...................................................  $40,525   $34,967   $24,101
                                                          =======   =======   =======

     At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

2002........................................................   $466,559
2003........................................................     67,769
2004........................................................     15,081
2005........................................................     17,220
2006 and thereafter.........................................     11,487
                                                               --------
                                                               $578,116
                                                               ========

                     THE BANC CORPORATION AND SUBSIDIARIES

7. BORROWED FUNDS

     The following is a summary, by year of maturity, of advances from the Federal Home Loan Bank ("FHLB") as of December 31, 2001 and 2000 (in thousands):

                                                   2001                      2000
                                          -----------------------   -----------------------
                                            WEIGHTED                  WEIGHTED
YEAR                                      AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                      ------------   --------   ------------   --------
2003....................................      4.99%      $ 15,660       4.99%      $ 15,660
2004....................................      5.21         25,000       5.21         25,000
2005....................................      6.31         32,400       6.31         32,800
2008....................................      5.51          2,500       5.51          2,500
2009....................................      5.26          2,000       5.26          2,000
2010....................................      6.18         26,340       6.18         26,340
2011....................................      4.97         32,000         --             --
                                                         --------                  --------
  Total.................................      5.58%      $135,900       5.78%      $104,300
                                                         ========                  ========

     The above schedule is by contractual maturity. Call dates for the above are as follows: 2002, $114,340,000; 2003, $2,500,000; and 2004 $2,000,000.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans all with a carrying value of approximately $230,696,000 at December 31, 2001.

     As of December 31, 2001 the Corporation had available a $15,000,000 line of credit with a regional bank. Interest is one and three-quarters (1.75%) percentage points in excess of the applicable LIBOR Index Rate and the line matures May 1, 2002. The loan agreement contains various covenants pertaining to the maintenance of regulatory capital, specified levels of classified assets and the amount of stockholders' equity. As of December 31, 2001 and 2000 there were no outstanding balances under this line.

8. GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES

     On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of 10.6% subordinated debentures of the Corporation.

     On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12.5% per annum ceiling for the first ten years. As of the date of issuance and as of December 31, 2001, the interest rate on the securities was 7.57%.

     The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and III on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital II and III as minority interests. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole assets of TBC Capital II and III are the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital II and III and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC

                     THE BANC CORPORATION AND SUBSIDIARIES

8. GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES -- (CONTINUED)

Capital II and III have call options, with a premium after five years through ten years and call options at par after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

     A portion of the proceeds from the offering were used to repay borrowings under the Corporation's line of credit with the balance to be used for general corporate purposes including additional capital investment in the Corporation's bank subsidiary.

9. CASH AND STOCK INCENTIVE PLANS

     The Corporation has established a stock incentive plan for directors and certain key employees that provide for the granting of restricted stock and incentive and nonqualified options to purchase up to 1,500,000 shares of the Corporation's common stock. The compensation committee of the Board of Directors determines the term of the restricted stock and options granted.

     All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the anniversary of the grant date.

                                                    DECEMBER 31,
                       ----------------------------------------------------------------------
                                2001                    2000                    1999
                       ----------------------   ---------------------   ---------------------
                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                     AVERAGE                 AVERAGE                 AVERAGE
                                    EXERCISE                EXERCISE                EXERCISE
                         NUMBER       PRICE      NUMBER       PRICE      NUMBER       PRICE
                       ----------   ---------   ---------   ---------   ---------   ---------
Under option,
  beginning of
  year...............     981,509     $8.99       715,669    $10.68       620,806    $ 9.52
  Granted............     735,000      6.58       376,000      6.13       239,000     10.64
  Exercised..........          --        --            --        --      (134,137)     4.74
  Cancelled..........    (566,000)    10.87            --        --            --        --
  Forfeited..........    (118,500)     7.25      (110,160)    10.19       (10,000)    11.00
                       ----------               ---------               ---------
Under option, end of
  year...............   1,032,009      6.44       981,509      8.99       715,669     10.68
                       ==========               =========               =========
Exercisable at end of
  year...............     283,209                 425,809                 256,569
                       ==========               =========               =========
Weighted-average fair
  value per option of
  options granted
  during the year....  $     2.71               $    2.69               $    5.40
                       ==========               =========               =========

     On December 31, 2001, the Corporation cancelled previously issued stock options totaling 566,000. The most recent option grant date prior to the cancellation was June 19, 2001, the Corporation's normal timing for grants.

                     THE BANC CORPORATION AND SUBSIDIARIES

9. CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

     A further summary about options outstanding at December 31, 2001 is as follows:

                                     OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------------
                                                                    WEIGHTED-
                                                                     AVERAGE
                                                      NUMBER       CONTRACTUAL      NUMBER
                  EXERCISE PRICE                    OUTSTANDING   LIFE IN YEARS   EXERCISABLE
                  --------------                    -----------   -------------   -----------
$5.68.............................................      50,000        9.00           10,000
 5.94.............................................       2,500        9.25              500
 6.00.............................................     210,000        8.55           84,000
 6.24.............................................      29,009        4.50           29,009
 6.31.............................................      50,000        8.46           20,000
 6.65.............................................     682,500        9.55          136,500
 7.00.............................................       8,000        8.80            3,200
                                                     ---------                      -------
                                                     1,032,009                      283,209
                                                     =========                      =======

     As of December 31, 2001 the Corporation had available 307,991 shares of the Corporation's common stock available for future grants which excludes 160,000 shares of restricted stock approved by the compensation committee on December 19, 2001 to be granted to directors and certain key employees during the first quarter of 2002. The restricted stock has a five-year vesting period with one-third vesting in the third, fourth and fifth years.

     The Corporation has an Executive Incentive Compensation Plan for certain key executives. Under the plan, a one-time cash bonus in the aggregate amount equal to three percent of the amount that the total market capitalization, as defined by the plan, on January 5, 2003 (or the date which our common stock ceases to be publicly traded) exceeds the total market capitalization on January 5, 2000.

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2001, 2000 and 1999. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net income:
  As reported...............................................  $2,689   $4,357   $2,920
  Pro forma.................................................   2,254    3,344    2,379
Basic net income per share:
  As reported...............................................  $  .19   $  .30   $  .20
  Pro forma.................................................     .16      .23      .17
Diluted net income per share:
  As reported...............................................     .19      .30      .20
  Pro forma.................................................     .16      .23      .17

                     THE BANC CORPORATION AND SUBSIDIARIES

9. CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for:

                                                               2001   2000   1999
                                                               ----   ----   ----
Risk free interest rate.....................................   4.60%  5.34%  6.12%
Volatility factory..........................................    .29%   .30%   .39%
Weighted average life of options (in years).................   6.00   6.00   6.50
Dividend yield..............................................   0.00%  0.00%  0.00%

10. RETIREMENT PLANS

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $243,000, $108,000 and $108,000 in 2001, 2000 and 1999, respectively.

     The Corporation has nonqualified benefit plans that are designed to provide retirement and death benefits to certain executive officers and directors. The benefit amounts are based on the excess amount earned on single premium life insurance policies owned by the Corporation. Under the plan, the Corporation recovers both its investment and opportunity costs before allocating any benefits to the participants. Benefit payments to participants are not guaranteed since they are dependent on the excess earnings generated by the life insurance policies. Payments under these plans are scheduled to begin in 2003 for some participants who will reach retirement age. In connection with the plans, the Corporation has purchased single premium life insurance policies with cash surrender values of approximately $13,704,000 and $12,200,000 at December 31, 2001 and 2000, respectively. Compensation expense related to these plans totaled $378,000, $401,000 and $140,000 for 2001, 2000 and 1999, respectively.

11. INCOME TAXES

     The components of the income tax expense are as follows (in thousands):

                                                               2001     2000    1999
                                                              ------   ------   ----
Current:
  Federal...................................................  $2,335   $1,768   $320
  State.....................................................     431      514    154
                                                              ------   ------   ----
Total current expense.......................................   2,766    2,282    474
Deferred tax (benefit) expense..............................  (1,800)  (1,286)    46
                                                              ------   ------   ----
          Total income tax expense..........................  $  966   $  996   $520
                                                              ======   ======   ====

                     THE BANC CORPORATION AND SUBSIDIARIES

11. INCOME TAXES -- (CONTINUED)

     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                               2001     2000
                                                              ------   ------
Deferred tax assets:
  Rehabilitation tax credit.................................  $1,986   $2,823
  Provision for loan losses.................................   4,321    2,633
  Alternative minimum tax credit carryover..................     228      143
  Unrealized loss on securities.............................     215      217
  Other.....................................................   1,480      464
                                                              ------   ------
Total deferred tax assets...................................   8,230    6,280
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................   2,604    2,186
  Depreciation..............................................     434      586
  Other.....................................................      68      182
                                                              ------   ------
Total deferred tax liabilities..............................   3,106    2,954
                                                              ------   ------
          Net deferred tax asset............................  $5,124   $3,326
                                                              ======   ======

     The effective tax rate differs from the expected tax using statutory rate of 34%. Reconciliation between the expected tax and the actual income tax expense follows (in thousands):

                                                               2001     2000     1999
                                                              ------   ------   ------
Expected tax expense at 34% of income before taxes..........  $1,243   $1,820   $1,170
Add (deduct):
  Rehabilitation tax credit.................................    (522)  (1,259)    (731)
  State income taxes, net of federal tax benefit............     106      351      102
  Effect of interest income exempt from Federal income
     taxes..................................................    (214)    (267)    (346)
  Nondeductible merger costs................................      --       --      253
  Basis reduction...........................................     178      428      251
  Increase in cash surrender value of life insurance........    (202)    (190)    (117)
  Valuation allowance.......................................      --       --     (200)
  Other items -- net........................................     377      113      138
                                                              ------   ------   ------
Income tax expense..........................................  $  966   $  996   $  520
                                                              ======   ======   ======

     The Corporation has available at December 31, 2001 unused rehabilitation tax credits that can be carried forward and utilized against future taxable income. Unused credits and expiration dates are as follows:

YEAR OF
EXPIRATION                                                     AMOUNT
----------                                                     ------
2020........................................................   $  209
2021........................................................    1,255
2022........................................................      522
                                                               ------
                                                               $1,986
                                                               ======

     This credit was established as a result of the restoration and enhancement of the John A. Hand building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31,

                     THE BANC CORPORATION AND SUBSIDIARIES

11. INCOME TAXES -- (CONTINUED)

2001. The Corporation is required to reduce its tax basis in the John A. Hand building by the amount of the credit.

     Applicable income tax expense of $525,000, $50,000 and $32,000 on securities gains for the years ended December 31, 2001, 2000 and 1999, respectively, is included in income taxes.

12. RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2001 and 2000 were $14,888,000 and $19,900,000, respectively. Activity during the year ended December 31, 2001 is summarized as follows (in thousands):

  BALANCE                                             BALANCE
DECEMBER 31,                            OTHER      DECEMBER 31,
    2000       ADVANCES   REPAYMENTS   CHANGES         2001
------------   --------   ----------   -------   -----------------
  $19,900       $2,765     $(8,501)     $724          $14,888
  =======       ======     =======      ====          =======

     At December 31, 2001, the deposits of such related parties in the subsidiary banks amounted to approximately $12,515,000.

     In July 1998, Emerald sold the land and building of its main office building and two branch offices to an entity under the control of certain members of Emerald's Board of Directors for their fair value of approximately $3,794,700. The sales were accounted for under a sale-leaseback arrangement. The deferred gain on the sales amounted to $87,000 and is being amortized into income over the lease terms. At December 31, 2001, the deferred gain amounted to approximately $27,000. Terms of the leases are described in Note 5. Rental expense under these operating leases amounted to approximately $473,000 in 2001 and 2000, respectively.

     The Corporation sold commercial real estate to certain directors realizing gains of $305,000, $161,000, and $340,000 in 2001, 2000 and 1999, respectively.
The Corporation received consideration of $650,000, $250,000, and $500,000 in 2001, 2000 and 1999, respectively, for the commercial real estate sales.

     During 2001, the Corporation, through the parent company and its real estate management subsidiary, received from an affiliated company $180,000 in rental income and $96,000 in personnel and management related fees. As of December 31, 2001, approximately $112,000 in receivables were due from the affiliated company.

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

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Commitments to extend credit................................  $134,768   $109,872
Standby letters of credit...................................     6,706      6,454

                     THE BANC CORPORATION AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     During 2001 and subsequent to year end, the Corporation settled various litigation matters. Additionally, Preston Peete v. The Bank et al Case No. CV-00-804, Circuit Court of Morgan County, Alabama, was tried to a jury verdict on November 16, 2001, resulting in a judgment against The Bank for approximately $211,000 in compensatory damages and $422,000 in punitive damages and a judgment in favor of The Bank against Mr. Peete in the amount of $105,000. The net amount awarded to Mr. Peete totaled approximately $528,000. The Corporation adequately provided for estimated loss exposure from these settlements and judgments in the accompanying consolidated financial statements.

     The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

14.  MERGERS AND ACQUISITIONS

     The Corporation completed the following business combinations during 1999:

                                                                                         ACCOUNTING
DATE                          INSTITUTION          TOTAL ASSETS       CONSIDERATION      TREATMENT
----                          -----------          -------------      -------------      ----------
                                                   (IN MILLIONS)
February 12, 1999      Emerald Coast Bancshares,        $92         1,379,978 shares of   Pooling
                         Inc.                                              common stock
June 30, 1999          C&L Banking Corporation           49         1,289,454 shares of   Pooling
                                                                           common stock
June 30, 1999          C&L Bank of Blountstown           56           838,902 shares of   Pooling
                                                                           common stock
July 13, 1999          BankersTrust of Alabama,          35             $1,584,000 cash  Purchase
                       Inc.

     In addition, on November 4, 1999, the Corporation purchased three branches in south Alabama with assets totaling approximately $22,000,000 for $1,565,000 in cash.

     The following table presents financial information contributed by the pooled companies during 1999 prior to the consummation of the mergers (in thousands):

                                                              NET INTEREST
                                                                 INCOME      NET INCOME
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

                     THE BANC CORPORATION AND SUBSIDIARIES

15.  REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiary. Banking regulations limit the amount of dividends that may be paid without prior approval of the subsidiary's regulatory agency. Approximately $14,390,000 in retained earnings are available to be paid as dividends by the subsidiary at December 31, 2001.

     The Corporation and its subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Corporation's and its subsidiary's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000 that the Corporation and its subsidiary meet all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Corporation and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and its subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category:

                                                                                      TO BE WELL
                                                                  FOR CAPITAL        CAPITALIZED
                                                                   ADEQUACY          UNDER PROMPT
                                                 ACTUAL            PURPOSES       CORRECTIVE ACTION
                                            -----------------   ---------------   ------------------
                                             AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                            --------   ------   -------   -----   ---------   ------
AS OF DECEMBER 31, 2001:
  Total Capital (to Risk Weighted Assets)
     Corporation..........................  $114,538    11.41%  $80,326   8.00%   $100,408    10.00%
     The Bank.............................   103,521    10.40    79,668   8.00      99,585    10.00
  Tier I Capital (to Risk Weighted Assets)
     Corporation..........................    94,785     9.44    40,163   4.00      60,245     6.00
     The Bank.............................    91,072     9.15    39,834   4.00      59,751     6.00
  Tier I Capital (to Average Assets)
     Corporation..........................    94,785     7.92    47,856   4.00      59,820     5.00
     The Bank.............................    91,072     7.61    47,864   4.00      59,830     5.00

                     THE BANC CORPORATION AND SUBSIDIARIES

15.  REGULATORY RESTRICTIONS -- (CONTINUED)


                                                                                      TO BE WELL
                                                                  FOR CAPITAL        CAPITALIZED
                                                                   ADEQUACY          UNDER PROMPT
                                                 ACTUAL            PURPOSES       CORRECTIVE ACTION
                                            -----------------   ---------------   ------------------
                                             AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                            --------   ------   -------   -----   ---------   ------
AS OF DECEMBER 31, 2000:
Total Capital (to Risk Weighted Assets)
  Corporation.............................  $ 92,534    11.36%  $65,173   8.00%   $ 81,466    10.00%
  The Bank................................    83,457    10.22    65,302   8.00      81,627    10.00
Tier I Capital (to Risk Weighted Assets)
  Corporation.............................    83,577    10.26    32,587   4.00      48,880     6.00
  The Bank................................    74,500     9.13    32,651   4.00      48,976     6.00
Tier I Capital (to Average Assets)
  Corporation.............................    83,577     8.47    39,490   4.00      49,362     5.00
  The Bank................................    74,500     7.61    39,180   4.00      48,974     5.00

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

     Net loans. Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                     DECEMBER 31, 2001      DECEMBER 31, 2000
                                                   ---------------------   -------------------
                                                   CARRYING      FAIR      CARRYING     FAIR
                                                    AMOUNT      VALUE       AMOUNT     VALUE
                                                   --------   ----------   --------   --------
                                                                 (IN THOUSANDS)
Financial assets:
  Cash and due from banks........................  $ 31,682   $   31,682   $ 36,691   $ 36,691
  Interest bearing deposits in other banks.......       495          495      2,427      2,427
  Federal funds sold.............................    20,000       20,000      3,120      3,120
  Securities available for sale..................    68,847       68,847     91,316     91,316
  Securities held to maturity....................        --           --      4,389      4,317
  Mortgage loans held for sale...................     1,131        1,131      4,324      4,324
  Net loans......................................   986,610    1,012,939    799,186    800,614
  Stock in FHLB and Federal Reserve Bank.........     8,505        8,505      6,922      6,922
  Accrued interest receivable....................     7,562        7,562      8,615      8,615
Financial liabilities:
  Deposits.......................................   952,235      962,971    827,304    834,915
  Advances from FHLB.............................   135,900      144,957    104,300    105,359
  Other borrowed funds...........................       813          813        534        534
  Guaranteed preferred beneficial interest in the
     Corporation's subordinated debentures.......    31,000       33,500     15,000     14,285

                     THE BANC CORPORATION AND SUBSIDIARIES

17. OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              -------   -------   ------
     Professional fees......................................  $ 1,984   $ 2,366   $2,196
     Directors fees.........................................      475       653      789
     Insurance and assessments..............................      800       638      478
     Postage, stationery and supplies.......................    1,250     1,100    1,161
     Advertising............................................      555       562      372
     Foreclosure losses.....................................    1,033       910      907
     Fraud loss and litigation settlement...................      936        12       29
     Other operating expense................................    5,149     3,883    3,343
                                                              -------   -------   ------
          Total.............................................  $12,182   $10,124   $9,275
                                                              =======   =======   ======

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

19.  NET INCOME PER SHARE

     The following table sets forth the computation of basic net income per common share and diluted net income per common share (in thousands, except per share amounts):

                                                               2001      2000      1999
                                                              -------   -------   -------
     Numerator:
       For basic and diluted, net income....................  $ 2,689   $ 4,357   $ 2,920
                                                              =======   =======   =======
     Denominator:
       For basic, weighted average common shares
          outstanding.......................................   14,272    14,384    14,335
     Effect of dilutive stock options.......................       30         3        27
                                                              -------   -------   -------
       Average common shares outstanding, assuming
          dilution..........................................   14,302    14,387    14,362
                                                              =======   =======   =======
     Basic net income per common share......................  $   .19   $   .30   $   .20
                                                              =======   =======   =======
     Diluted net income per common share....................  $   .19   $   .30   $   .20
                                                              =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

20. PARENT COMPANY

     The condensed financial information for The Banc Corporation (Parent Company only) is presented as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
STATEMENTS OF FINANCIAL CONDITION:
Assets:
  Cash......................................................  $  3,283   $ 1,844
  Investment in subsidiaries................................    97,709    81,117
  Loans.....................................................       200        --
  Intangibles, net..........................................       214       245
  Premises and equipment -- net.............................     6,423     6,514
  Other assets..............................................     2,618     1,649
                                                              --------   -------
                                                              $110,447   $91,369
                                                              ========   =======
Liabilities:
  Accrued expenses and other liabilities....................  $  1,635   $ 1,030
  Subordinated debentures...................................    31,959    15,464
Stockholders' equity........................................    76,853    74,875
                                                              --------   -------
                                                              $110,447   $91,369
                                                              ========   =======

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
STATEMENTS OF INCOME:
Income:
  Dividends from subsidiaries...........................  $    67   $    16   $    --
  Interest..............................................       80        50       133
  Other income..........................................    2,366     1,278       837
                                                          -------   -------   -------
                                                            2,513     1,344       970
Expense:
  Directors' fees.......................................       42        54       140
  Salaries and benefits.................................    2,147     1,103       965
  Occupancy expense.....................................      355       240       439
  Interest expense......................................    2,353       930       210
  Other.................................................      844     1,173     1,302
                                                          -------   -------   -------
                                                            5,741     3,500     3,056
                                                          -------   -------   -------
Loss before income taxes and equity in undistributed
  earnings of subsidiaries..............................   (3,228)   (2,156)   (2,086)
Income tax benefit......................................      850     1,072     1,100
                                                          -------   -------   -------
Loss before equity in undistributed earnings of
  subsidiaries..........................................   (2,378)   (1,084)     (986)
Equity in undistributed earnings of subsidiaries........    5,067     5,441     3,906
                                                          -------   -------   -------
Net income..............................................  $ 2,689   $ 4,357   $ 2,920
                                                          =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

20. PARENT COMPANY -- (CONTINUED)


                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
STATEMENTS OF CASH FLOWS:
Operating activities:
Net income.............................................  $  2,689   $ 4,357   $ 2,920
Adjustments to reconcile net income to net cash used by
  operating activities:
  Amortization and depreciation expense................       219       148       275
  Equity in undistributed earnings of subsidiaries.....    (5,067)   (5,441)   (3,906)
  Gain on sale of property.............................      (305)     (165)     (342)
  Increase (decrease) in other liabilities.............       605       842    (1,587)
  Increase in other assets.............................      (996)   (1,324)      (21)
                                                         --------   -------   -------
Net cash used by operating activities..................    (2,855)   (1,583)   (2,661)
Investing activities:
Purchases of premises and equipment....................      (442)   (3,387)   (3,810)
Proceeds from sale of property.........................       450       450       300
Net cash paid in acquisition...........................        --        --    (1,372)
Capital contribution to subsidiaries...................   (11,495)   (2,064)   (3,995)
                                                         --------   -------   -------
Net cash used in investing activities..................   (11,487)   (5,001)   (8,877)

Financing activities:
Proceeds from issuance of common stock.................        66        --     2,170
Purchase of treasury stock.............................      (780)     (210)       --
(Decrease) increase in notes payable...................        --    (7,104)    7,104
Proceeds from issuance of subordinated debentures......    16,495    15,464        --
                                                         --------   -------   -------
Net cash provided by financing activities..............    15,781     8,150     9,274
                                                         --------   -------   -------
Net increase (decrease) in cash........................     1,439     1,566    (2,264)
Cash at beginning of year..............................     1,844       278     2,542
                                                         --------   -------   -------
Cash at end of year....................................  $  3,283   $ 1,844   $   278
                                                         ========   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

21.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited results of operations for each quarter of 2001 and 2000 follows (in thousands, except per share data):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
2001
Total interest income..........................  $22,561   $23,047   $22,823   $21,920
Total interest expense.........................   12,925    12,715    11,882    10,837
Net interest income............................    9,636    10,332    10,941    11,083
Provision for loan losses......................      795       835       925     4,899
Securities gains...............................       37       120       993       233
Distributions on trust preferred securities....      398       397       657       707
Income (loss) before income taxes..............    2,207     1,927     2,296    (2,775)
Net income (loss)..............................    1,579     1,395     1,575    (1,860)
Basic and diluted net income (loss) per
  share........................................      .11       .10       .11      (.13)
2000
Total interest income..........................  $16,649   $17,917   $19,515   $20,954
Total interest expense.........................    8,284     9,220    10,835    11,582
Net interest income............................    8,365     8,697     8,680     9,372
Provision for loan losses......................      888       709     1,869     1,495
Securities gains (losses)......................       --        (3)       76        58
Distributions on trust preferred securities....       --        --        --       504
Income before income taxes.....................    1,273     1,590     1,330     1,160
Net income.....................................      902     1,194     1,367       894
Basic and diluted net income per share.........      .06       .08       .10       .06

22.  SUBSEQUENT EVENTS

     On August 30, 2001 the Corporation and CF Bancshares, Inc. ("CF"), Port St. Joe, Florida signed a Reorganization Agreement and Plan of Merger ("Agreement"). The Agreement was approved by the shareholders of CF on November 28, 2001, subject to regulatory approvals and other conditions. The agreement provides that each CF common shareholder may receive cash or shares of the Corporation's common stock based on the Corporation's stock price of $6.60 per share; the total transaction value will be approximately $15.5 million or approximately $91.27 per share of CF stock. On January 31, 2002, approval was received from the Corporation's primary regulator. On September 30, 2001, CF had approximately $105 million in assets. Post-merger the Corporation's assets will total approximately $1.3 billion on a pro forma basis. The transaction is expected to close in February 2002.

     On February 8, 2002, the Corporation filed a registration statement on Form S-1 for the registration of approximately 3,450,000 shares of common stock to be offered in a secondary public offering. The proceeds from the offering are expected to repay approximately $14,000,000 in outstanding debt, with the remainder used for working capital for future internal growth, possible acquisitions and general corporate purposes. The offering is expected to close during the first quarter of 2002.

                     THE BANC CORPORATION AND SUBSIDIARIES

23.  SEGMENT REPORTING

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

                                                        ALABAMA   FLORIDA
                                                        REGION    REGION     COMBINED
                                                        -------   -------   ----------
2001
Net interest income...................................  $26,878   $15,114   $   41,992
Provision for loan losses.............................    5,093     2,361        7,454
Noninterest income....................................    8,364     1,409        9,773
Noninterest expense(1)................................   28,687     9,810       38,497
Distributions on guaranteed preferred beneficial
  interest in our subordinated debentures.............    2,159        --        2,159
Income tax (benefit) expense..........................     (349)    1,315          966
          Net (loss) income...........................     (348)    3,037        2,689
Total assets..........................................  855,346   351,059    1,206,405

2000
Net interest income...................................  $22,807   $12,307   $   35,114
Provision for loan losses.............................    3,526     1,435        4,961
Noninterest income....................................    6,326     1,496        7,822
Noninterest expense(1)................................   25,324     6,794       32,118
Distributions on guaranteed preferred beneficial
  interest in our subordinated debentures.............      504        --          504
Income tax (benefit) expense..........................     (778)    1,774          996
          Net income..................................      557     3,800        4,357
Total assets..........................................  767,559   261,656    1,029,215

                     THE BANC CORPORATION AND SUBSIDIARIES

23.  SEGMENT REPORTING -- (CONTINUED)


                                                        ALABAMA   FLORIDA
                                                        REGION    REGION     COMBINED
                                                        -------   -------   ----------
1999
Net interest income...................................  $19,321   $ 9,487   $   28,808
Provision for loan losses.............................    3,186      (336)       2,850
Noninterest income....................................    4,606     1,558        6,164
Noninterest expense(1)................................   21,646     7,036       28,682
Income tax (benefit) expense..........................   (1,068)    1,588          520
          Net income..................................      163     2,757        2,920
Total assets..........................................  590,751   236,676      827,427

---------------

(1) Noninterest expense for the Alabama region includes all expenses for the holding company which have not been prorated to the Florida region.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Directors and Executive Officers of the Registrant," "Election of Directors," "Certain Information Concerning the Board of Directors and its Committees," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" included in The Banc Corporation's definitive proxy statement to be filed no later than April 30, 2002, in connection with The Banc Corporation's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Schedules and Exhibits.

     (1) The consolidated financial statements of The Banc Corporation and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

     (2) All schedules to the consolidated financial statements of The Banc Corporation and its subsidiaries have been omitted because they are not required under the related instructions or are inapplicable, or because the required information has been provided in the consolidated financial statements or the notes thereto.

     (3) The exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as indicated below.

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
   (2)-1  --   Reorganization Agreement and Plan of Merger, dated as of
               August 30, 2001, by and between The Banc Corporation, TBC
               Merger Corporation, The Bank, Citizens Federal Savings Bank
               of Port St. Joe and CF Bancshares, Inc., filed as Annex A to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (3)-1  --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
   (4)-1  --   Amended and Restated Declaration of Trust, dated as of
               September 7, 2000, by and among State Street Bank and Trust
               Company of Connecticut, National Association, as
               Institutional Trustee, The Banc Corporation, as Sponsor,
               David R. Carter and James A. Taylor, as Administrators,
               filed as Exhibit (4)-1 to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
   (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
               Company of Connecticut, National Association, filed as
               Exhibit (4)-2 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2000, is hereby
               incorporated herein by reference.
   (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
               Banc Corporation as issuer and State Street Bank and Trust
               Company of Connecticut, National Association, as Trustee,
               filed as Exhibit (4)-3 to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
   (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
               among The Banc Corporation, TBC Capital Statutory Trust II,
               Keefe Bruyette & Woods, Inc., and First Tennessee Capital
               Markets, filed as Exhibit (4)-4 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2000, is hereby incorporated herein by reference.
   (4)-5  --   Amended and Restated Declaration of Trust, dated as of July
               16, 2001, by and among The Banc Corporation, The Bank of New
               York, David R. Carter, and James A. Taylor, Jr. filed as
               Exhibit (4)-5 to The Banc Corporation's Registration
               Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
   (4)-6  --   Guarantee Agreement, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-6 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-7  --   Indenture, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-7 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-8  --   Placement Agreement, dated as of June 28, 2001, among TBC
               Capital Statutory Trust III, and The Banc Corporation and
               Sandler O'Neill & Partners, L.P. filed as Exhibit (4)-8 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
  (10)-1  --   Second Amended and Restated 1998 Stock Incentive Plan of The
               Banc Corporation, filed as Annex A to The Banc Corporation's
               Proxy Statement for the 2000 Annual Meeting of Shareholders
               is hereby incorporated herein by reference.
  (10)-2  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Banc Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to
               The Banc Corporation's Registration Statement on Form S-8,
               dated January 21, 1999 (Registration No. 333-7953), is
               hereby incorporated herein by reference.
  (10)-4  --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to The Banc
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-5  --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to
               The Banc Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6  --   Employment Agreement between the Corporation and W.T.
               Campbell, Jr., dated as of October 30, 1998, filed as
               Exhibit (10)-4 to The Banc Corporation's Registration
               Statement on Form S-1 (Registration No. 333-67011), is
               hereby incorporated herein by reference.
  (10)-7  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.
  (10)-8  --   Employment Agreement, dated as of January 1, 1999, by and
               between The Bank and Marie Swift filed as Exhibit (10)-9 to
               The Banc Corporation's Annual Report on Form 10-K for the
               year ended December 31, 1998, is hereby incorporated herein by reference.
  (10)-9  --   Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto filed as Exhibit (10)-11 to The Banc
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1999, is hereby incorporated herein by
               reference.
 (10)-10  --   Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto filed as Exhibit (10)-11 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               1999, is hereby incorporated by reference herein.
 (10)-11  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter, filed as
               Exhibit (10)-14 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
 (10)-12  --   Employment Agreement, dated as of July 13, 2000 by and
               between The Banc Corporation and Don J. Giardina, filed as
               Exhibit 10 to The Banc Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2001, is
               hereby incorporated herein by reference.
 (10)-13  --   Employment Agreement, dated as of January 16, 2001, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed February 28, 2002 as Exhibit (10)-13 to The Banc
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-82428) is hereby incorporated herein by reference.
    (21)  --   Subsidiaries of The Banc Corporation filed February 28, 2002 as Exhibit 21 to The Banc Corporation's Registration
               Statement on Form S-1 (Registration No. 333-82428) is hereby incorporated herein by reference.
  (23)-1  --   Consent of Ernst & Young LLP.

(b) Reports on Form 8-K.

     The Banc Corporation did not file any current reports on Form 8-K during the three months ended December 31, 2001.

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

                                          THE BANC CORPORATION

                                          By:      /s/ JAMES A. TAYLOR
                                            ------------------------------------
                                                      James A. Taylor
                                                 Chairman of the Board and
                                                  Chief Executive Officer

March 29, 2002

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Taylor, Jr. and David R. Carter, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in each said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 2001 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ JAMES A. TAYLOR                   Chairman of the Board and Chief  March 29, 2002
-----------------------------------------------------    Executive Officer (Principal
                   James A. Taylor                       Executive Officer)

                 /s/ DAVID R. CARTER                   Executive Vice President Chief   March 29, 2002
-----------------------------------------------------    Financial Officer and
                   David R. Carter                       Director (Principal Financial
                                                         and Accounting Officer)

             /s/ JAMES MAILON KENT, JR.                Vice Chairman                    March 29, 2002
-----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ LARRY D. STRIPLIN, JR.                Vice Chairman                    March 29, 2002
-----------------------------------------------------
               Larry D. Striplin, Jr.

             /s/ JAMES R. ANDREWS, M.D.                Director                         March 29, 2002
-----------------------------------------------------
               James R. Andrews, M.D.

              /s/ NEAL R. BERTE, ED.D.                 Director                         March 29, 2002
-----------------------------------------------------
                Neal R. Berte, Ed.D.

               /s/ W. T. CAMPBELL, JR.                 Director                         March 29, 2002
-----------------------------------------------------
                 W. T. Campbell, Jr.

                /s/ PETER N. DICHIARA                  Director                         March 29, 2002
-----------------------------------------------------
                  Peter N. Dichiara

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ K. EARL DURDEN                    Director                         March 29, 2002
-----------------------------------------------------
                   K. Earl Durden

                 /s/ DON J. GIARDINA                   Director                         March 29, 2002
-----------------------------------------------------
                   Don J. Giardina

                /s/ JOHN F. GITTINGS                   Director                         March 29, 2002
-----------------------------------------------------
                  John F. Gittings

                 /s/ STEVEN C. HAYS                    Director                         March 29, 2002
-----------------------------------------------------
                   Steven C. Hays

             /s/ THOMAS E. JERNIGAN, JR.               Director                         March 29, 2002
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ RANDALL E. JONES                   Director                         March 29, 2002
-----------------------------------------------------
                  Randall E. Jones

                 /s/ MAYER MITCHELL                    Director                         March 29, 2002
-----------------------------------------------------
                   Mayer Mitchell

              /s/ RONALD W. ORSO, M.D.                 Director                         March 29, 2002
-----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ HAROLD W. RIPPS                   Director                         March 29, 2002
-----------------------------------------------------
                   Harold W. Ripps

                 /s/ JERRY M. SMITH                    Director                         March 29, 2002
-----------------------------------------------------
                   Jerry M. Smith

               /s/ MICHAEL E. STEPHENS                 Director                         March 29, 2002
-----------------------------------------------------
                 Michael E. Stephens

                   /s/ MARIE SWIFT                     Director                         March 29, 2002
-----------------------------------------------------
                     Marie Swift

              /s/ JAMES A. TAYLOR, JR.                 Director                         March 29, 2002
-----------------------------------------------------
                James A. Taylor, Jr.

               /s/ T. MANDALL TILLMAN                  Director                         March 29, 2002
-----------------------------------------------------
                 T. Mandall Tillman

                  /s/ JOHNNY WALLIS                    Director                         March 29, 2002
-----------------------------------------------------
                    Johnny Wallis

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
   (2)-1  --   Reorganization Agreement and Plan of Merger, dated as of
               August 30, 2001, by and between The Banc Corporation, TBC
               Merger Corporation, The Bank, Citizens Federal Savings Bank
               of Port St. Joe and CF Bancshares, Inc., filed as Annex A to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (3)-1  --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-1 to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), is hereby incorporated herein by reference.
   (4)-1  --   Amended and Restated Declaration of Trust, dated as of
               September 7, 2000, by and among State Street Bank and Trust
               Company of Connecticut, National Association, as
               Institutional Trustee, The Banc Corporation, as Sponsor,
               David R. Carter and James A. Taylor, as Administrators,
               filed as Exhibit (4)-1 to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
   (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
               Company of Connecticut, National Association, filed as
               Exhibit (4)-2 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2000, is hereby
               incorporated herein by reference.
   (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
               Banc Corporation as issuer and State Street Bank and Trust
               Company of Connecticut, National Association, as Trustee,
               filed as Exhibit (4)-3 to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
   (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
               among The Banc Corporation, TBC Capital Statutory Trust II,
               Keefe Bruyette & Woods, Inc., and First Tennessee Capital
               Markets, filed as Exhibit (4)-4 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2000, is hereby incorporated herein by reference.
   (4)-5  --   Amended and Restated Declaration of Trust, dated as of July
               16, 2001, by and among The Banc Corporation, The Bank of New
               York, David R. Carter, and James A. Taylor, Jr. filed as
               Exhibit (4)-5 to The Banc Corporation's Registration
               Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-6  --   Guarantee Agreement, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-6 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-7  --   Indenture, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-7 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-8  --   Placement Agreement, dated as of June 28, 2001, among TBC
               Capital Statutory Trust III, and The Banc Corporation and
               Sandler O'Neill & Partners, L.P. filed as Exhibit (4)-8 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
  (10)-1  --   Second Amended and Restated 1998 Stock Incentive Plan of The
               Banc Corporation, filed as Annex A to The Banc Corporation's
               Proxy Statement for the 2000 Annual Meeting of Shareholders
               is hereby incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
-------                                  -------
  (10)-2  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Banc Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to
               The Banc Corporation's Registration Statement on Form S-8,
               dated January 21, 1999 (Registration No. 333-7953), is
               hereby incorporated herein by reference.
  (10)-4  --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to The Banc
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-5  --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to
               The Banc Corporation's Registration Statement on Form S-1
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6  --   Employment Agreement between the Corporation and W.T.
               Campbell, Jr., dated as of October 30, 1998, filed as
               Exhibit (10)-4 to The Banc Corporation's Registration
               Statement on Form S-1 (Registration No. 333-67011), is
               hereby incorporated herein by reference.
  (10)-7  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.
  (10)-8  --   Employment Agreement, dated as of January 1, 1999, by and
               between The Bank and Marie Swift filed as Exhibit (10)-9 to
               The Banc Corporation's Annual Report on Form 10-K for the
               year ended December 31, 1998, is hereby incorporated herein by reference.
  (10)-9  --   Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto filed as Exhibit (10)-11 to The Banc
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1999, is hereby incorporated herein by
               reference.
 (10)-10  --   Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto filed as Exhibit (10)-11 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               1999, is hereby incorporated by reference herein.
 (10)-11  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter, filed as
               Exhibit (10)-14 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.
 (10)-12  --   Employment Agreement, dated as of July 13, 2000 by and
               between The Banc Corporation and Don J. Giardina, filed as
               Exhibit 10 to The Banc Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2001, is
               hereby incorporated herein by reference.
 (10)-13  --   Employment Agreement, dated as of January 16, 2001, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed February 28, 2002 as Exhibit (10)-13 to The Banc
               Corporation's Registration Statement on Form S-1
               (Registration No. 333-82428) is hereby incorporated herein by reference.
    (21)  --   Subsidiaries of The Banc Corporation filed February 28, 2002 as Exhibit 21 to The Banc Corporation's Registration
               Statement on Form S-1 (Registration No. 333-82428) is hereby incorporated herein by reference.
  (23)-1  --   Consent of Ernst & Young LLP.