Form 10-Q
period 2002-03-31
BANC CORP
filed 2002-05-15
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2002

Common stock, $.001 par value	17,706,342

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Banc Corporation and Subsidiaries

Consolidated Statements of Financial Condition
(Dollars In Thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$37,018	$31,682
Interest bearing deposits in other banks	495	495
Federal funds sold	21,500	20,000
Investment securities available for sale	55,237	68,847
Mortgage loans held for sale	2,050	1,131
Loans, net of unearned income	1,115,494	999,156
Less: Allowance for loan losses	(13,844)	(12,546)

Net loans	1,101,650	986,610

Premises and equipment, net	52,237	47,829
Accrued interest receivable	7,162	7,562
Stock in FHLB and Federal Reserve Bank	9,318	8,505
Other assets	42,068	33,744

Total assets	$1,328,735	$1,206,405

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$106,621	$94,655
Interest-bearing	930,139	857,580

Total deposits	1,036,760	952,235

Advances from FHLB	150,950	135,900
Other borrowed funds	1,433	813
Guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities)	31,000	31,000
Accrued expenses and other liabilities	9,932	9,604

Total liabilities	1,230,075	1,129,552

Stockholders’ Equity
Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—
Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 17,845,420 in 2002 and 14,385,021 in 2001; outstanding 17,706,342 in 2002 and 14,217,371 in 2001	18	14
Surplus	67,149	47,756
Retained Earnings	32,515	30,329
Accumulated other comprehensive loss	(243)	(322)
Treasury stock, at cost - 139,078 and 167,650 shares, respectively	(779)	(924)

Total stockholders’ equity	98,660	76,853

Total liabilities and stockholders’ equity	$1,328,735	$1,206,405

See Notes to Consolidated Financial Statements.

The Banc Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2002	2001
Interest income

Interest and fees on loans	$20,835	$20,281
Interest on investment securities
Taxable	648	1,457
Exempt from Federal income tax	94	174
Interest on federal funds sold	87	462
Interest and dividends on other investments	117	187

Total interest income	21,781	22,561

Interest expense
Interest on deposits	7,622	11,060
Interest on other borrowed funds	2,120	1,865
Interest on guaranteed preferred beneficial interest in our subordinated debentures (trust preferred securities)	647	398

Total interest expense	10,389	13,323

Net interest income	11,392	9,238

Provision for loan losses	1,115	795

Net interest income after provision for loan losses	10,277	8,443

Noninterest income
Service charges and fees on deposits	1,196	1,030
Mortgage banking income	714	352
Gain on sale of securities	—	37
Other income	848	811

Total noninterest income	2,758	2,230

Noninterest expenses
Salaries and employee benefits	5,552	4,593
Occupancy, furniture and equipment expense	1,804	1,726
Other	2,441	2,147

Total noninterest expenses	9,797	8,466

Income before income taxes	3,238	2,207

Income tax expense	1,052	628

Net income	$2,186	$1,579

Basic and diluted net income per share	$0.15	$0.11

Average common shares outstanding	14,583	14,345
Average common shares outstanding, assuming dilution	14,614	14,347

See Notes to Consolidated Financial Statements.

The Banc Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars In Thousands)

	Three Months Ended
	March 31

	2002	2001

Net cash provided (used) by operating activities	$4,080	$(241)

Cash flows from investing activities:
Net increase in interest bearing deposits in other banks	—	(3,121)
Net increase in federal funds sold	(1,500)	(40,890)
Proceeds from sales of securities available for sale	—	3,101
Proceeds from maturities of investment securities available for sale	18,475	12,969
Purchases of investment securities available for sale	(2,557)	(32,609)
Net increase in loans	(29,444)	(46,910)
Purchases of premises and equipment	(2,027)	(908)
Net cash paid in business combination	(8,619)	—
Other investing activities	—	(1,328)

Net cash used by investing activities	(25,672)	(109,696)

Cash flows from financing activities:
Net increase in deposit accounts	7,034	72,891
Net increase in FHLB advance and other borrowings	420	32,135
Net proceeds received under line of credit	—	5,000
Proceeds from note payable	14,000	—
Principal payment on note payable	(14,000)	—
Proceeds from sale of common stock	19,498	—
Purchase of treasury stock	(24)	—

Net cash provided by financing activities	26,928	110,026

Net increase in cash and due from banks	5,336	89

Cash and due from banks at beginning of period	31,682	36,691

Cash and due from banks at end of period	$37,018	$36,780

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2001. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The statement of financial condition at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reclassification

Certain reclassifications have been made in the prior period Consolidated Financial Statement to conform to the March 31, 2002 presentation. The guaranteed preferred beneficial interests in the Corporation’s subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions as interest expense. These trust preferred securities were previously classified as minority interest in the consolidated statement of financial condition with the associated distributions classified as noninterest expense in the consolidated statement of income.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (Statement 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB’s Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121).

The Corporation adopted the provisions of Statement 141 in 2001 and the provisions of Statement 142 on January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, are not to be amortized (See Note 3), but are to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, were to continue to be amortized until the adoption of Statement 142.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENT — CONTINUED

Statement 141 required, upon adoption of Statement 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Corporation is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

At March 31, 2002, the Corporation had unamortized goodwill in the amount of $10,958,000, which is subject to the provisions of Statements 141 and 142. The adoption of Statement 142 is expected to result in an annual increase in income before income taxes of $562,000 and an increase in net income of approximately $393,000, or approximately $.02 per share in 2002. During the first quarter of 2002, the Corporation performed the first of the required impairment tests of goodwill and intangible assets with indefinite lives. No impairment was noted. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2002 (in thousands, except per share data):

	For the three-month period
	ended March 31,

	2002	2001

Reported net income	$2,186	$1,579
Add back: goodwill amortization	—	93

Adjusted net income	$2,186	$1,672

Basic and diluted net income per common share:
Reported net income	$.15	$.11
Add back: goodwill amortization	—	.01

Adjusted net income	$.15	$.12

NOTE 3 – BUSINESS COMBINATION

On February 15, 2002, the Corporation acquired one-hundred percent (100%) of the outstanding common shares of CF Bancshares, Inc. (“CF Bancshares”) in a business combination accounted for as a purchase. CF Bancshares was a unitary thrift holding company operating in the panhandle of Florida. As a result of this acquisition the Corporation expanded its market in the panhandle of Florida and increased its assets in Florida approximately $100,000,000.

The total cost of the acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,794 shares of common stock valued at $110,840. The value of common stock issued was determined based on the average of the last sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28,2001. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consists of goodwill (See Note 2). The Corporation’s consolidated financial statements include the results of operations of CF Bancshares only for the period February 15, 2002, to March 31, 2002.

The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if CF Bancshares had been acquired on January 1, 2001. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the period presented, or the results that may occur in the future (in thousands, except per share data).

	For the three-month period
	ended March 31,

	2002	2001

Interest income	$22,676	$24,544
Interest expense	10,816	14,488

Net interest income	11,860	10,056
Provision for loan losses	1,932	841
Noninterest income	2,928	2,388
Noninterest expense	11,033	9,075

Income before income taxes	1,823	2,528
Income tax expense	612	801

Net income	$1,211	$1,727

Basic and diluted net income per common share	$.08	$.12

NOTE 4 – SEGMENT REPORTING

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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2001. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

		Florida
	Alabama Region	Region	Combined

Three months ended March 31, 2002
Net interest income	$6,463	$4,929	$11,392
Provision for loan losses	630	485	1,115
Noninterest income	2,204	554	2,758
Noninterest expense (1)	6,749	3,048	9,797
Income tax expense	458	594	1,052
Net income	830	1,356	2,186
Total assets	876,269	452,466	1,328,735

Three months ended March 31, 2001
Net interest income	$6,115	$3,123	$9,238
Provision for loan losses	465	330	795
Noninterest income	1,666	564	2,230
Noninterest expense (1)	6,568	1,898	8,466
Income tax expense	110	518	628
Net income	638	941	1,579
Total assets	862,313	280,170	1,142,483

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

NOTE 5 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31

	2002	2001

Numerator:
For basic and diluted, net income	$2,186	$1,579

Denominator:
For basic, weighted average common shares outstanding	14,583	14,345
Effect of dilutive stock options	31	2

Average diluted common shares outstanding	14,614	14,347

Basic and diluted net income per share	$.15	$.11

NOTE 6 – COMPREHENSIVE INCOME

Total comprehensive income was $2,265,000 and $2,087,000 for the three-month period ended March 31, 2002, and 2001, respectively. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

NOTE 7 – INCOME TAXES

The primary difference between the effective tax rate and the federal statutory rate in 2002 is due to certain tax-exempt income. The primary difference between the effective tax rate and the federal statutory rate in 2001 is due to the recognition of rehabilitation tax credits generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

NOTE 8 — GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION’S SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES)

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

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of March 31, 2002, the interest rate on these securities had repriced to 5.74%.

The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in our subordinated debentures.” The sole assets of TBC Capital II and TBC Capital III are the subordinated debentures issued by the Corporation. The preferred securities of TBC Capital II and TBC Capital III and the subordinated debentures of the Corporation each have 30-year lives. However, the Corporation and TBC Capital II and TBC Capital III have call options, with a premium after five years through ten years and call options at par after ten years subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of our March 31, 2002 consolidated financial condition and results of operations for the three-month periods ended March 31, 2002 (first quarter of 2002) and 2001 (first quarter of 2001). All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform with generally accepted accounting principles.

This information should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made in our prior period consolidated financial statements and financial data to conform to the March 31, 2002 presentation. The guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions as interest expense. These trust preferred securities were previously classified as minority interest in the consolidated statement of financial condition with the associated distributions classified as noninterest expense in the consolidated statement of income.

Financial Overview

Total assets were $1.329 billion at March 31, 2002, an increase of $122 million, or 10.1% from $1.207 billion as of December 31, 2001. Total loans, net of unearned income, were $1.115 billion at March 31, 2002, an increase of $116 million, or 11.6% from $999 million as of December 31, 2001. Total deposits were $1.037 billion at March 31, 2002, an increase of $85 million, or 8.9% from $952 million as of December 31, 2001. Total stockholders’ equity was $99 million at March 31, 2002, an increase of $22 million, or 28.4% from $77 million as of December 31, 2001. The acquisition of CF Bancshares, Inc., headquartered in Port St. Joe, Florida (“CF Bancshares”) on February 15, 2002 added approximately $100 million in total assets, $88 million in total loans and $77 million in total deposits.

Results of Operations

Our net income increased $607,000, or 38.4% to $2.2 million for the first quarter of 2002 from $1.6 million for the first quarter of 2001. Basic and diluted net income per share was $.15 and $.11 for the first quarter of 2002 and 2001, based on average weighted shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .69% for the first quarter 2002 compared to .59% for the first quarter of 2001. Return on average stockholders’ equity, on an annualized basis, was 11.23% for the first quarter 2002 compared to 8.43% for the first quarter of 2001. Book value per share at March 31, 2002 was $5.57 compared to $5.41 as of December 31, 2001. Tangible book value per share at March 31, 2002 was $4.81 compared to $4.98 as of December 31, 2001.

The growth in net income during the first quarter of 2002 compared with the first quarter of 2001 is primarily the result of an increase in net interest income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $2.2 million, or 23.3% to $11.4 million for the first quarter of 2002 from $9.2 million for the first quarter of 2001. The increase in net interest income was primarily due to a $2.9 million, or 22.0% decrease in total interest expense offset by a $780,000, or 3.5% decrease in total interest income.

The decline in total interest expense is primarily attributable to a 200 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.86% for the first quarter of 2002 compared to 5.86% for the first quarter of 2001. Our net interest spread and net interest margin were 3.76% and 3.99%, respectively, for the first quarter of 2002, compared to 3.44% and 3.83% for the first quarter of 2001.

Average interest-earning assets for the first quarter of 2002 increased $174 million, or 17.7% to $1.162 billion from $988 million in the first quarter of 2001. This growth in average interest-earning assets was primarily funded by a $169 million, or 18.3 % increase in average interest-bearing liabilities to $1.091 billion for the first quarter of 2002 from $922 million for the first quarter of 2001. The ratio of average interest-earning assets to average interest-bearing liabilities was 106.45% and 107.01% for the first quarters of 2002 and 2001, respectively. Average interest-bearing assets produced a tax equivalent yield of 7.62% for the first quarter of 2002 compared to 9.30% for the first quarter of 2001. The 168 basis point decline in the yield was offset by both a 200 basis point decline in the average rate paid on interest-bearing liabilities and a $235 million, or 28.0 % increase in the average volume of loans from $837 million in the first quarter of 2001 to $1.072 billion in the first quarter of 2002.

Average Balances, Income, Expense and Rates. The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

		Three Months Ended March 31,

		2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,072,233	$20,835	7.88%	$837,727	$20,281	9.82%
Investment securities
Taxable	51,715	648	5.08	91,635	1,457	6.45
Tax-exempt (2)	7,614	142	7.59	14,040	264	7.63

Total investment securities	59,329	790	5.40	105,675	1,721	6.60
Federal funds sold	20,839	87	1.69	32,745	462	5.72
Other investments	9,510	117	4.99	11,376	187	6.67

Total interest-earning assets	1,161,911	21,829	7.62	987,523	22,651	9.30
Noninterest-earning assets:
Cash and due from banks	36,278			31,680
Premises and equipment	50,662			43,862
Accrued interest and other assets	41,652			39,632
Allowance for loan losses	(13,282)			(9,221)

Total assets	$1,277,221			$1,093,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Demand deposits	$271,781	946	1.41	$196,889	1,979	4.08
Savings deposits	38,304	57	0.60	33,355	230	2.80
Time deposits	599,476	6,619	4.48	543,979	8,851	6.60
Other borrowings	150,926	2,120	5.70	133,569	1,865	5.66
Guaranteed preferred beneficial interest in our subordinated debentures	31,000	647	8.46	15,000	398	10.76

Total interest-bearing liabilities	1,091,487	10,389	3.86	922,792	13,323	5.86
Noninterest-bearing liabilities:
Demand deposits	98,400			86,793
Accrued interest and other liabilities	8,419			7,973
Stockholders’ equity	78,915			75,918

Total liabilities and stockholders’ equity	$1,277,221			$1,093,476

Net interest income/net interest spread		11,440	3.76%		9,328	3.44%

Net yield on earning assets			3.99%			3.83%

Taxable equivalent adjustment:
Investment securities (2)		48			90

Net interest income		$11,392			$9,238

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$554	$(4,469)	$5,023
Interest on securities:
Taxable	(809)	(265)	(544)
Tax-exempt	(122)	(2)	(120)
Interest on federal funds	(375)	(247)	(128)
Interest on other investments	(70)	(42)	(28)

Total interest income	(822)	(5,025)	4,203

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,033)	(1,606)	573
Interest on savings deposits	(173)	(203)	30
Interest on time deposits	(2,232)	(3,065)	833
Interest on other borrowings	255	13	242
Interest on guaranteed preferred beneficial interest
in our subordinated debentures	249	(100)	349

Total interest expense	(2,934)	(4,961)	2,027

Net interest income	$2,112	$(64)	$2,176

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income increased $528,000, or 23.7% to $2.8 million for the first quarter of 2002 from $2.2 million for the first quarter of 2001, primarily due to an increase in deposit service charge income and mortgage banking income. Service charges on deposits increased $166,000, or 16.1% to $1.2 million in the first quarter of 2002 from $1.0 million in the first quarter of 2001. Mortgage banking income increased $362,000, or 102.8% to $714,000 in the first quarter of 2002 from $352,000 in the first quarter of 2001.

Noninterest expense. Noninterest expense increased $1.3 million, or 15.7% to $9.8 million for first quarter of 2002 from $8.5 million for the first quarter of 2001. As a percentage of net interest income, noninterest expenses declined from 91.6% during the first quarter of 2001 to 86.0% during the first quarter of 2002. This relative decline in noninterest expenses improved our efficiency ratio to 69.0% during the first quarter of 2002 compared to 73.3% during the first quarter of 2001 and 77.2% for the year 2001. Salaries and benefits increased $959,000, or 20.9% to $5.6 million for the first quarter of 2002 from $4.6 million for the first quarter of 2001. The increase in salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses increased $372,000, or 9.6% to $4.2 million for the first quarter of 2002 from $3.8 million for the first quarter of 2001.

Income tax expense. Income tax expense was $1.1 million for the first quarter of 2002, compared to $628,000 for the first quarter of 2001. The primary difference in the effective rate and the federal statutory rate (34%) for the first quarter of 2002 is due to certain tax-exempt income from investments and insurance policies. The primary difference in the first quarter of 2001 is due to the recognition of a rehabilitation tax credit generated from the restoration of our headquarters, the John A. Hand Building.

Provision for Loan Losses.The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven-point scale, with the loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned factors. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, national and local economic conditions, and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $1.1 million for the first quarter of 2002 compared to $795,000 for the first quarter of 2001. During the first quarter of 2002, we had net charged-off loans totaling $875,000 compared to net charged-off loans of $203,000 in the first quarter of 2001. The ratio of net charged-off loans to the provision for loan losses was 78.5% in the first quarter of 2002 compared to 25.5% for the first quarter of 2001 and 51.9% for the year 2001. The annualized ratio of net charged-off loans to average loans was .33% in the first quarter of 2002 compared to .10% for the first quarter of 2001 and .42% for the year 2001. The allowance for loan losses totaled $13.8 million, or 1.24% of loans, net of unearned income at March 31, 2002 compared to $12.6 million, or 1.26% of loans, net of unearned income at December 31, 2001. See “Allowance for Loan Losses” section for additional discussion.

Financial Condition

Total assets were $1.329 billion at March 31, 2002, an increase of $122 million, or 10.1% from $1.207 billion as of December 31, 2001. The increase in total assets includes approximately $100 million in assets from the CF Bancshares acquisition of which approximately $88 million were loans. Average total assets for the first quarter of 2002 totaled $1.278 billion, which was supported by average total liabilities of $1.199 billion and average total stockholders’ equity of $79 million.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $6.8 million, or 13.1%, to $59.0 million at March 31, 2002 from $52.2 million at December 31, 2001. This increase resulted primarily from the increase in cash and due from banks related to the CF Bancshares acquisition. At March 31, 2002, short-term liquid assets comprised 4.5% of total assets compared to 4.3% at December 31, 2001. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Total investment securities decreased $13.6 million, or 19.8% to $55.2 million at March 31, 2002, from $68.8 million at December 31, 2001. Mortgage-backed securities, which comprised 66.9% of the total investment portfolio at March 31, 2002 decreased $1.8 million, or 4.7%, to $36.9 million from $38.8 million at December 31, 2001. Investments in U.S. Treasury and agency securities, which comprised 13.4% of the total investment portfolio at March 31, 2002, decreased $11.5 million, or 60.8%, to $7.4 million from $18.9 million at December 31, 2001. The total investment portfolio at March 31, 2002 comprised 4.6% of all interest-earning assets compared to 6.3% at December 31, 2001 and produced an average tax equivalent yield of 5.4% for the first quarter of 2002 compared to 6.6% for the first quarter of 2001.

Loans, net of unearned income. Loans, net of unearned income, totaled $1.115 billion at March 31, 2002, an increase of 11.6%, or $116 million from $999 million at December 31, 2001, with average loans totaling $1.072 billion for the first quarter of 2002 compared to $838 million for the first quarter of 2001. Approximately $88 million in loans were acquired in the CF Bancshares acquisition. Of the approximately $28 million increase in loans, exclusive of the CF Bancshares acquisition, 18.0%, or $5 million were produced by branches in the Alabama region, the other 82.0%, or $23 million were produced by branches in the Florida region. Loans, net of unearned income, comprised 92.6% of interest-earning assets at March 31, 2002, compared to 91.0% at December 31, 2001. The loan portfolio produced an average yield of 7.9% for the first quarter of 2002, compared to 9.8% for the first quarter of 2001. This decline in yield was offset by a 200 basis point decline in the average cost of the funds that supports the loan portfolio. The following table details the distribution of the loan portfolio by category as of March 31, 2002 and December 31, 2001:

Distribution of Loans by Category

	March 31, 2002		December 31, 2001

	Amount	Percent of Total	Amount	Percent of Total

Commercial and industrial	$266,258	23.9%	$261,196	26.1%
Real estate — construction and land development	215,060	19.3	200,250	20.0
Real estate — mortgage Single-family (1)	280,731	25.1	224,736	22.5
Commercial	230,449	20.6	194,535	19.5
Other	23,424	2.1	24,140	2.4
Consumer	94,418	8.5	91,421	9.1
Other	6,227	.5	3,784	.4

Total loans	1,116,567	100.0%	1,000,062	100.0%

Unearned income	(1,073)		(906)
Allowance for loan losses	(13,844)		(12,546)

Net loans	$1,101,650		$986,610

(1)	The increase in the single-family loans is primarily attributable to the CF Bancshares acquisition.

Deposits. Noninterest-bearing deposits totaled $106.6 million at March 31, 2002, an increase of 12.6%, or $12.0 million from $94.6 million at December 31, 2001. Approximately $5.0 million in noninterest-bearing deposits were acquired in the CF Bancshares acquisition. Noninterest-bearing deposits comprised 10.3% of total deposits at March 31, 2002, compared to 9.9% at December 31, 2001. Of total noninterest-bearing deposits $69.1 million, or 64.8% were in the Alabama branches while $37.5 million, or 35.2% were in the Florida branches.

Interest-bearing deposits totaled $930.1 million at March 31, 2002, an increase of 8.5%, or $72.5 million from $857.6 million at December 31, 2001. Approximately $72.0 million in interest-bearing deposits were acquired in the CF Bancshares acquisition. Interest-bearing deposits averaged $909.6 million for the first quarter of 2002 compared to $774.2 million for the first quarter of 2001. The $72.5 million increase in interest-bearing deposits during the first quarter of 2002 is comprised primarily of higher yielding certificates of deposit issued to fund loan demand. The average rate paid on all interest bearing deposits during the first quarter of 2002 was 3.4% compared to 5.8% for the first quarter of 2001. The loan portfolio that was funded by these deposits produced an average yield of 7.9% for the first quarter of 2002, compared to 9.8% for the first quarter of 2001. Of total interest-bearing deposits $596.2 million, or 64.1% were in the Alabama branches while $333.9 million, or 35.9% were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) increased $15.0 million to $151.0 million at March 31, 2002 from $136.0 million at December 31, 2001. This $15.0 million increase was FHLB advances assumed in the CF Bancshares acquisition. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 5.7%. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

Guaranteed Preferred Beneficial Interests in Our Subordinated Debentures. On September 7, 2000, TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust established by us, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II’s 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital II used the proceeds to purchase an equal principal amount of our 10.6% subordinated debentures.

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%, as of March 31, 2002 the rate is 5.74%.

We have fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in our subordinated debentures.” The sole assets of TBC Capital II and TBC Capital III are our subordinated debentures. The preferred securities of TBC Capital II and TBC Capital III and our subordinated debentures each have 30-year lives. However, we and TBC Capital II and TBC Capital III have call options, with a premium after five years through ten years and call options at par after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

Allowance for Loan Losses. We maintain an allowance for loan losses within a range that we believe is adequate to absorb estimated losses inherent in the loan portfolio. We prepare a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, we estimate the allowance using factors such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. The level of allowance for loan losses to net loans will vary depending on the quarterly analysis.

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

The quarterly allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and homogeneous pass rated loans. Loans are rated using a seven point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by the internal loan review function and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned risk factors.

Impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

Reserve percentages assigned to pass rated homogeneous loans are based on historical charge-off experience adjusted for geographic location and other risk factors.

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

Summary of Loan Loss Experience

	Three-Month
	period Ended	Year Ended
	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,546	$8,959
Allowance of acquired bank	1,058	—
Charge-offs:
Commercial and industrial	554	2,415
Real estate — construction and land development	7	48
Real estate — mortgage Single-family	34	184
Commercial	52	130
Other	31	20
Consumer	320	1,517

Total charge-offs	998	4,314
Recoveries:
Commercial and industrial	35	65
Real estate — construction and land development	14	65
Real estate — mortgage Single-family	2	27
Commercial	—	—
Other	7	—
Consumer	65	290

Total recoveries	123	447

Net charge-offs	875	3,867
Provision for loan losses	1,115	7,454

Allowance for loan losses at end of period	$13,844	$12,546

Loans at end of period, net of unearned income	$1,115,494	$999,156
Average loans, net of unearned income	1,072,233	914,006
Ratio of ending allowance to ending loans	1.24%	1.26%
Ratio of net charge-offs to average loans (1)	.33%	.42%
Net charge-offs as a percentage of:
Provision for loan losses	78.48%	51.88%
Allowance for loan losses (1)	25.63%	30.82%
Allowance for loan losses as a percentage of nonperforming loans	126.07%	100.99%

(1)	Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at March 31, 2002 was 1.24% compared to 1.26% as of December 31, 2001, which is the approximate average allowance as a percentage of loans for the five-year period ending December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans increased to 126.1% at March 31, 2002 from 101.0% at December 31, 2001.

Net charge-offs were $875,000 for the first quarter of 2002. Net charge-offs to average loans on an annualized basis totaled .33% for the first quarter of 2001. The ratio of net charge-offs to average loans averaged .60% for the five year period ended December 31, 2001, with a ratio of .42% in 2001 and .57% in 2000. Historically, net charge-offs have primarily consisted of commercial and consumer loans. Net commercial loan charge-offs totaled $519,000, or 59.3% of total net charge-off loans for the first quarter of 2002 compared to 60.8% of total net charge-off loans for the year 2001. Net consumer loan charge-offs totaled $255,000, or 29.1% of total net charge-off loans for the first quarter of 2002 compared with 31.7% of total net charge-off loans for the year 2001.

Nonperforming Loans. Nonperforming loans decreased $1.4 million to $11.0 million as of March 31, 2002 from $12.4 million as of December 31, 2001. As a percentage of net loans, nonperforming loans decreased from 1.24% at December 31, 2001 to .98% at March 31, 2002. The following table represents our nonperforming loans for the dates indicated.

Nonaccrual, Past Due and Restructured Loans

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual	$10,000	$7,941
Past due (contractually past due 90 days or more)	981	4,482
Restructured	—	—

	$10,981	$12,423

Nonperforming loans as a percent of loans	.98%	1.24%

The following is a summary of nonperforming loans by category for the dates shown:

	March 31,	December 31,

	2002	2001

	(Dollars in thousands)
Commercial and industrial	$3,531	$3,078
Real estate — construction and land development	1,534	2,895
Real estate — mortgages
Single-family	2,146	3,089
Commercial	2,394	2,400
Other	401	145
Consumer	817	669
Other	158	147

Total nonperforming loans	$10,981	$12,423

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan during the current period but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-collateralized and in the process of collection.

In addition to nonperforming loans, management has identified $2.9 million in potential problem loans as of March 31, 2002. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. Approximately $719,000 of this amount consists of a single loan secured by residential real estate. Management has allocated in the allowance for loan losses approximately $301,000 to absorb any losses primarily through the substandard and doubtful classifications that may result from these loans. Approximately $51,000 of these loans are considered impaired as discussed below.

Impaired Loans. At March 31, 2002, the recorded investment in impaired loans totaled $ 8.5 million with approximately $2.1 million in allowance for loan losses specifically allocated to impaired loans. We have no commitments to loan additional funds to the borrowers whose loans are impaired.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2002:

	Outstanding	Specific
	Balance	Allowance

	(Dollars in thousands)
Commercial and industrial	$4,219	$1,249
Real estate — construction and land development	1,534	169
Real estate — mortgages
Commercial	2,640	617
Other	5	1
Other	146	36

Total	$8,544	$2,072

Stockholders Equity. At March 31, 2002, total stockholders’ equity was $98.7 million, an increase of $21.8 million from $76.9 million at December 31, 2001. The increase in stockholders’ equity resulted primarily from total comprehensive income of $2.3 million for the first quarter of 2002 and $19.3 million in net proceeds from the sale of common stock. During March 2002, we received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. We used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares. As of March 31, 2002, we had 17,845,420 shares of common stock issued and 17,706,342 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of March 31, 2002 there were 139,078 shares held in treasury at a cost of $779,000.

Regulatory Capital. The table below represents our and our subsidiary’s regulatory and minimum regulatory capital requirements at March 31, 2002 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
Corporation	$130,124	11.86%	$87,778	8.00%	$109,722	10.00%
The Bank	115,084	10.59	86,943	8.00	108,679	10.00

Tier 1 Risk-Based Capital
Corporation	113,876	10.38	43,889	4.00	65,833	6.00
The Bank	101,496	9.34	43,472	4.00	65,208	6.00

Leverage Capital
Corporation	113,876	9.01	50,549	4.00	63,186	5.00
The Bank	101,496	8.11	50,074	4.00	62,592	5.00

Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit, and from the Federal Home Loan Bank under a blanket floating lien on certain commercial loans and residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements: the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; the willingness of users to substitute competitors’ products and services for our products and services; the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; technological changes; changes in consumer spending and savings habits; and regulatory, legal or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this prospectus. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk—Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.

Part II. Other Information

Item 1. Legal Proceedings

While we may from time to time be a party to various legal proceedings arising in the ordinary course of business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially adversely effect our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

During March 2002, we received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. We used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares. We will use the remainder of the proceeds for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit:

       (10)-1 Employment Agreement, dated as of January 1, 2002, by and between The Banc Corporation and James A. Taylor.

(b) Report on Form 8-K:

       We filed Current Report on Form 8-K dated February 12, 2002 under Item 9 announcing our offering of common stock, releasing earnings and the closing date of the CF Bancshares acquisition.

Signatures

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Banc Corporation
(Registrant)

Date: May 15, 2002	By:	/s/ James A. Taylor, Jr.

James A. Taylor, Jr.
President and Chief Operating Officer

Date: May 15, 2002	By:	/s/ David R. Carter

David R. Carter
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)