Form 10-Q
period 2002-06-30
BANC CORP
filed 2002-08-14
CIK 1065298

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-25033

The Banc Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1201350

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17 North 20th Street, Birmingham, Alabama 35203

(Address of Principal Executive Offices) (Zip Code)

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

Yes [X]        No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2002

Common stock, $.001 par value	17,723,959

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Banc Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(Dollars In Thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$39,333	$31,682
Interest bearing deposits in other banks	198	495
Federal funds sold	21,000	20,000
Investment securities available for sale	71,063	68,847
Mortgage loans held for sale	2,826	1,131
Loans, net of unearned income	1,144,983	999,156
Less: Allowance for loan losses	(14,102)	(12,546)

Net loans	1,130,881	986,610

Premises and equipment, net	57,551	47,829
Accrued interest receivable	7,260	7,562
Stock in FHLB and Federal Reserve Bank	9,843	8,505
Other assets	42,709	33,744

Total assets	$1,382,664	$1,206,405

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$118,205	$94,655
Interest-bearing	970,832	857,580

Total deposits	1,089,037	952,235

Advances from FHLB	148,950	135,900
Other borrowed funds	3,023	813
Guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities)	31,000	31,000
Accrued expenses and other liabilities	9,901	9,604

Total liabilities	1,281,911	1,129,552

Stockholders’ Equity
Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—
Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 18,011,502 in 2002 and 14,385,021 in 2001; outstanding 17,723,959 in 2002 and 14,217,371 in 2001	18	14
Surplus	68,269	47,756
Retained earnings	35,017	30,329
Accumulated other comprehensive income (loss)	529	(322)
Treasury stock, at cost	(779)	(924)
Unearned ESOP stock	(1,237)	—
Unearned restricted stock	(1,064)	—

Total stockholders’ equity	100,753	76,853

Total liabilities and stockholders’ equity	$1,382,664	$1,206,405

See Notes to Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Interest income
Interest and fees on loans	$22,106	$20,929	$42,941	$41,210
Interest on investment securities
Taxable	767	1,367	1,415	2,824
Exempt from Federal income tax	110	120	204	294
Interest on federal funds sold	69	441	156	903
Interest and dividends on other investments	113	190	230	377

Total interest income	23,165	23,047	44,946	45,608
Interest expense
Interest on deposits	7,199	10,688	14,821	21,748
Interest on other borrowed funds	2,161	2,027	4,281	3,892
Interest on guaranteed preferred beneficial interest in our subordinated debentures (trust preferred securities)	629	397	1,276	795

Total interest expense	9,989	13,112	20,378	26,435

Net interest income	13,176	9,935	24,568	19,173
Provision for loan losses	2,002	835	3,117	1,630

Net interest income after provision for loan losses	11,174	9,100	21,451	17,543
Noninterest income
Service charges and fees on deposits	1,685	1,032	2,881	2,062
Mortgage banking income	668	302	1,382	654
Gain on sale of securities	24	120	24	157
Other income	796	769	1,644	1,580

Total noninterest income	3,173	2,223	5,931	4,453
Noninterest expenses
Salaries and employee benefits	6,069	4,965	11,621	9,558
Occupancy, furniture and equipment expense	1,974	1,746	3,778	3,472
Other	2,679	2,685	5,120	4,832

Total noninterest expenses	10,722	9,396	20,519	17,862

Income before income taxes	3,625	1,927	6,863	4,134
Income tax expense	1,123	532	2,175	1,160

Net income	$2,502	$1,395	$4,688	$2,974

Basic and diluted net income per share	$0.14	$0.10	$0.29	$0.21

Average common shares outstanding	17,684	14,271	16,144	14,308
Average common shares outstanding, assuming dilution	18,039	14,275	16,337	14,311

See Notes to Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars In Thousands)

	Six Months Ended
	June 30

	2002	2001

Net cash provided by operating activities	$8,897	$6,684

Cash flows from investing activities:
Net decrease in interest bearing deposits in other banks	297	1,834
Net increase in federal funds sold	(1,000)	(45,195)
Proceeds from sales of securities available for sale	995	26,299
Proceeds from maturities of investment securities available for sale	20,550	34,712
Purchases of investment securities available for sale	(20,106)	(38,456)
Net increase in loans	(62,165)	(104,639)
Purchases of premises and equipment	(8,218)	(2,923)
Net cash paid in business combination	(8,619)	—
Other investing activities	(525)	(1,328)

Net cash used by investing activities	(78,791)	(129,696)

Cash flows from financing activities:
Net increase in deposit accounts	59,311	83,039
Net increase in FHLB advance and other borrowings	10	33,292
Net proceeds received under line of credit	—	7,000
Proceeds from note payable	14,000	—
Principal payment on note payable	(14,000)	—
Proceeds from sale of common stock	19,498	—
Purchase of ESOP shares	(1,250)	—
Purchase of treasury stock	(24)	(510)

Net cash provided by financing activities	77,545	122,821

Net increase(decrease) in cash and due from banks	7,651	(191)
Cash and due from banks at beginning of period	31,682	36,691

Cash and due from banks at end of period	$39,333	$36,500

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2001. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The statement of financial condition at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reclassification

Certain reclassifications have been made in the prior period Consolidated Financial Statement to conform to the June 30, 2002 presentation. The guaranteed preferred beneficial interests in the Corporation’s subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions as interest expense. These trust preferred securities were previously classified as minority interest in the consolidated statement of financial condition with the associated distributions classified as noninterest expense in the consolidated statement of income.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (Statement 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB’s Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121).

The Corporation adopted the provisions of Statement 141 in 2001 and the provisions of Statement 142 on January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 are not to be amortized (See Note 3) but are to be evaluated for impairment in accordance with the appropriate pre-statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were to continue to be amortized until the adoption of Statement 142.

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

At June 30, 2002, the Corporation had unamortized goodwill in the amount of $6,189,000, which is subject to the provisions of Statements 141 and 142. The adoption of Statement 142 is expected to result in an annual increase in income before income taxes of $192,000 and an increase in net income of approximately $127,000, or approximately $.01 per share in 2002. During the first quarter of 2002, the Corporation performed the first of the required impairment tests of goodwill and intangible assets with indefinite lives. No impairment was noted. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2002 (in thousands, except per share data):

	For the six-month period
	ended June 30,

	2002	2001

Reported net income	$4,688	$2,974
Add back: goodwill amortization	—	64

Adjusted net income	$4,688	$3,038

Basic and diluted net income per common share:
Reported net income	$.29	$.21
Add back: goodwill amortization	—	—

Adjusted net income	$.29	$.22

NOTE 3 — BUSINESS COMBINATION

On February 15, 2002, the Corporation acquired one-hundred percent (100%) of the outstanding common shares of CF Bancshares, Inc. (“CF Bancshares”) in a business combination accounted for as a purchase. CF Bancshares was a unitary thrift holding company operating in the panhandle of Florida. As a result of this acquisition, the Corporation expanded its market in the panhandle of Florida and increased its assets in Florida by approximately $100,000,000.

The total cost of the acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,449 shares of common stock valued at $108,563. The value of common stock issued was determined based on the average of the last sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. Of the $7,445,000, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consisted of goodwill (See Note 2). The Corporation’s consolidated financial statements include the results of operations of CF Bancshares only for the period February 15, 2002 to June 30, 2002.

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

	For the six-month period
	ended June 30,

	2002	2001

Interest income	$45,841	$49,605
Interest expense	20,805	28,772

Net interest income	25,036	20,833
Provision for loan losses	3,934	1,726
Noninterest income	6,101	4,716
Noninterest expense	21,755	19,046

Income before income taxes	5,448	4,777
Income tax expense	1,735	1,507

Net income	$3,713	$3,270

Basic and diluted net income per common share	$.23	$.23

NOTE 4 — SEGMENT REPORTING

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

		Florida
	Alabama Region	Region	Combined
Three months ended June 30, 2002
Net interest income	$7,350	$5,826	$13,176
Provision for loan losses	1,696	306	2,002
Noninterest income	2,335	838	3,173
Noninterest expense(1)	7,253	3,469	10,722
Income tax expense	256	867	1,123
Net income	480	2,022	2,502
Total assets	912,329	470,335	1,382,664
Three months ended June 30, 2001
Net interest income	$6,126	$3,809	$9,935
Provision for loan losses	635	200	835
Noninterest income	2,075	148	2,223
Noninterest expense(1)	7,099	2,297	9,396
Income tax expense	90	442	532
Net income	377	1,018	1,395
Total assets	864,116	291,258	1,155,374
Six months ended June 30, 2002
Net interest income	$13,813	$10,755	$24,568
Provision for loan losses	2,326	791	3,117
Noninterest income	4,539	1,392	5,931
Noninterest expense(1)	14,002	6,517	20,519
Income tax expense	714	1,461	2,175
Net income	1,310	3,378	4,688
Six months ended June 30, 2001
Net interest income	$12,241	$6,932	$19,173
Provision for loan losses	1,100	530	1,630
Noninterest income	3,741	712	4,453
Noninterest expense(1)	13,667	4,195	17,862
Income tax expense	200	960	1,160
Net income	1,015	1,959	2,974

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

NOTE 5 — NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Numerator:
For basic and diluted, net income	$2,502	$1,395	$4,688	$2,974

Denominator:
For basic, weighted average common shares outstanding	17,684	14,271	16,144	14,308
Effect of dilutive stock options and restricted stock	355	4	193	3

Average diluted common shares outstanding	18,039	14,275	16,337	14,311

Basic and diluted net income per share	$.14	$.10	$.29	$.21

NOTE 6 — COMPREHENSIVE INCOME

Total comprehensive income was $3,267,000 and $5,532,000, respectively, for the three and six-month periods ended June 30, 2002, and $1,300,000 and $3,387,000, respectively, for the three and six-month periods ended June 30, 2001. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

NOTE 7 — INCOME TAXES

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

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of June 30, 2002, the interest rate on these securities was 5.74%.

The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in our subordinated debentures.” The sole assets of TBC Capital II and TBC Capital III are the subordinated debentures issued by the Corporation. The preferred securities of TBC Capital II and TBC Capital III and the subordinated debentures of the Corporation each have 30-year lives. However, the Corporation and TBC Capital II and TBC Capital III have a call option, with a premium after five years on TBC Capital III and after ten years on TBC Capital II. The call options are at par after ten years for TBC Capital III and twenty years for TBC Capital II, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

NOTE 9 — STOCKHOLDERS’ EQUITY

In September of 2000, the Corporation’s board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2002, there were 139,078 shares held in treasury at a cost of $779,000.

During March 2002, the Corporation received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. The Corporation used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares.

On April 1, 2002, the Corporation issued 160,000 shares of restricted common stock to certain directors and key employees. Under the Restricted Stock Agreement, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years, respectively. The restricted stock was issued at $7.00 per share, or $1,120,000 and classified as a contra-equity account, “Unearned restricted stock,” in stockholders’ equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended June 30, 2002, the Corporation has recognized $56,000 in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of June 30, 2002, the ESOP has been internally leveraged with 150,000 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.

As of June 30, 2002, the ESOP trustees were in the process of finalizing a promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation will secure the promissory note, which will be classified as long-term debt on the Corporation’s statement of financial condition. As the ESOP repays the debt, with quarterly contributions from the Corporation, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognizes compensation expense as the shares are earned and committed to be released during the period. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended June 30, 2002 was $13,000. The ESOP shares as of June 30, 2002 were as follows:

June 30, 2002

Allocated shares	—
Estimated shares committed to be released	1,535
Unreleased shares	148,465

Total ESOP shares	150,000

Fair value of unreleased shares	$1,295,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of our June 30, 2002 consolidated financial condition and results of operations for the three and six-month periods ended June 30, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform with generally accepted accounting principles.

This information should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made in our prior period consolidated financial statements and financial data to conform to the June 30, 2002 presentation. The guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions as interest expense. These trust preferred securities were previously classified as minority interest in the consolidated statement of financial condition with the associated distributions classified as noninterest expense in the consolidated statement of income.

Financial Overview

Total assets were $1.383 billion at June 30, 2002, an increase of $176 million, or 14.6% from $1.207 billion as of December 31, 2001. Total loans, net of unearned income, were $1.146 billion at June 30, 2002, an increase of $147 million, or 14.7% from $999 million as of December 31, 2001. Total deposits were $1.089 billion at June 30, 2002, an increase of $137 million, or 14.4% from $952 million as of December 31, 2001. Total stockholders’ equity was $101 million at June 30, 2002, an increase of $24 million, or 31.1% from $77 million as of December 31, 2001. The acquisition of CF Bancshares, Inc., headquartered in Port St. Joe, Florida (“CF Bancshares”), on February 15, 2002 added approximately $100 million in total assets, $88 million in total loans and $77 million in total deposits.

Results of Operations

Our net income for the three-month period ended June 30, 2002 was $2.5 million compared to $1.4 million for the three-month period ended June 30, 2001, an increase of $1.1 million, or 79.4%. Our basic and diluted net income per share was $.14 for the second quarter of 2002 which represents a 40.0% increase from $.10 per share for the second quarter of 2001.

Our net income for the six-month period ended June 30, 2002 was $4.7 million compared to $3.0 million for the six-month period ended June 30, 2001, an increase of $1.7 million, or 57.6%. Our basic and diluted net income per share was $.29 for the first six months of 2002 which represents a 38.1% increase from $.21 per share for the first six months of 2001. Our return on average assets, on an annualized basis, was .72% for the first six months of 2002 compared to .54% for the first six months of 2001. Our return on average stockholders’ equity, on an annualized basis, was 10.56% for the first six months of 2002 compared to 7.87% for the first six months of 2001. Our book value per share at June 30, 2002 was $5.68 compared to $5.41 as of December 31, 2001, and our tangible book value per share at June 30, 2002 was $4.94 compared to $4.98 as of December 31, 2001. The decrease in tangible book value was primarily a result of a $7.4 million addition to intangible assets related to the CF Bancshares acquisition.

The growth in our net income during the second quarter of 2002 compared with the second quarter of 2001 is primarily the result of an increase in net interest income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $3.2 million, or 32.6% to $13.1 million for the second quarter of 2002 from $9.9 million for the second quarter of 2001. The increase in net interest income was primarily due to a $3.1 million, or 23.8% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 192 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.56% for the second quarter of 2002 compared to 5.48% for the second quarter of 2001. Our net interest spread and net interest margin were 4.06% and 4.34%, respectively, for the second quarter of 2002, compared to 3.50% and 3.88% for the second quarter of 2001.

Our average interest-earning assets for the second quarter of 2002 increased $189 million, or 18.3% to $1.222 billion from $1.033 billion in the second quarter of 2001. This growth in our average interest-earning assets was primarily funded by a $167 million, or 17.4 % increase in our average interest-bearing liabilities to $1.127 billion for the second quarter of 2002 from $960 million for the second quarter of 2001. Our ratio of average interest-earning assets to average interest-bearing liabilities was 108.5% and 107.6% for the second quarters of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.62% for the second quarter of 2002 compared to 8.98% for the second quarter of 2001. The 136 basis point decline in the yield was offset by both a 192 basis point decline in the average rate paid on interest-bearing liabilities and a $250 million, or 28.3 % increase in the average volume of loans from $880 million in the second quarter of 2001 to $1.130 billion in the second quarter of 2002.

The growth in our net income during the first six months of 2002 compared with the first six months of 2001 is primarily the result of an increase in net interest income. Net interest income increased $5.4 million, or 28.1% to $24.6 million for the first six months of 2002 from $19.2 million for the first six months of 2001. The increase in net interest income was primarily due to a $6.1 million, or 22.9% decrease in total interest expense offset by a $662,000, or 1.5% decrease in total interest income. The decline in total interest expense is primarily attributable to a 207 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.71% for the first six months of 2002 compared to 5.78% for the first six months of 2001. Our net interest spread and net interest margin were 3.92% and 4.18%, respectively, for the first six months of 2002, compared to 3.36% and 3.86% for the first six months of 2001.

Our average interest-earning assets for the first six months of 2002 increased $181 million, or 17.9% to $1.191 billion from $1.010 billion in the first six months of 2001. This growth in our average interest-earning assets was primarily funded by a $183 million, or 19.9 % increase in our average interest-bearing liabilities to $1.106 billion for the first six months of 2002 from $923 million for the first six months of 2001. The ratio of our average interest-earning assets to average interest-bearing liabilities was 107.2% and 97.2% for the first six months of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.63% for the first six months of 2002 compared to 9.14% for the first six months of 2001. The 151 basis point decline in the yield was offset by both a 207 basis point decline in the average rate paid on interest-bearing liabilities and a $242 million, or 28.3 % increase in the average volume of loans from $859 million in the first six months of 2001 to $1.101 billion in the first six months of 2002.

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

	Three Months Ended June 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest- earning assets:
Loans, net of unearned income(1)	$1,129,680	$22,106	7.85%	$880,223	$20,929	9.54%
Investment securities
Taxable	52,294	767	5.88	90,584	1,367	6.05
Tax-exempt(2)	8,983	167	7.44	10,075	182	7.25

Total investment securities	61,277	934	6.11	100,659	1,549	6.17
Federal funds sold	20,567	69	1.35	39,529	441	4.47
Other investments	10,375	113	4.37	12,087	190	6.31

Total interest-earning assets	1,221,899	23,222	7.62	1,032,498	23,109	8.98
Noninterest-earning assets:
Cash and due from banks	32,028			40,956
Premises and equipment	54,123			44,628
Accrued interest and other assets	48,789			37,476
Allowance for loan losses	(13,855)			(9,496)

Total assets	$1,342,984			$1,146,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$282,990	912	1.29	$239,728	2,288	3.83
Savings deposits	38,304	68	0.71	31,148	156	2.01
Time deposits	619,612	6,219	4.03	530,403	8,244	6.23
Other borrowings	154,817	2,161	5.60	143,718	2,027	5.66
Guaranteed preferred beneficial interest in our subordinated debentures	31,000	629	8.14	15,000	397	10.62

Total interest-bearing liabilities	1,126,723	9,989	3.56	959,997	13,112	5.48
Noninterest-bearing liabilities:
Demand deposits	106,887			100,952
Accrued interest and other liabilities	9,312			7,756
Stockholders’ equity	100,062			77,357

Total liabilities and stockholders’ equity	$1,342,984			$1,146,062

Net interest income/net interest spread		13,233	4.06%		9,997	3.50%

Net yield on earning assets			4.34%			3.88%

Taxable equivalent adjustment:
Investment securities(2)		57			62

Net interest income		$13,176			$9,935

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,177	$(4,112)	$5,289
Interest on securities:
Taxable	(600)	(37)	(563)
Tax-exempt	(15)	5	(20)
Interest on federal funds	(372)	(220)	(152)
Interest on other investments	(77)	(53)	(24)

Total interest income	113	(4,417)	4,530

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,376)	(1,731)	355
Interest on savings deposits	(88)	(118)	30
Interest on time deposits	(2,025)	(3,249)	1,224
Interest on other borrowings	134	(22)	156
Interest on guaranteed preferred beneficial interest in our subordinated debentures	232	(111)	343

Total interest expense	(3,123)	(5,231)	2,108

Net interest income	$3,236	$814	$2,422

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Six Months Ended June 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$1,101,111	$42,941	7.86%	$858,981	$41,210	9.67%
Investment securities
Taxable	52,115	1,415	5.48	91,079	2,824	6.25
Tax-exempt(2)	8,302	309	7.51	12,051	445	7.45

Total investment securities	60,417	1,724	5.75	103,130	3,269	6.39
Federal funds sold	18,268	156	1.72	36,132	903	5.04
Other investments	10,886	230	4.26	11,767	377	6.46

Total interest-earning assets	1,190,682	45,051	7.63	1,010,010	45,759	9.14
Noninterest-earning assets:
Cash and due from banks	30,110			29,618
Premises and equipment	52,337			44,243
Accrued interest and other assets	48,110			40,704
Allowance for loan losses	(13,592)			(9,363)

Total assets	$1,307,647			$1,115,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$277,437	1,858	1.35	$201,388	4,267	4.27
Savings deposits	37,324	125	0.68	32,243	386	2.41
Time deposits	609,660	12,838	4.25	541,782	17,095	6.36
Other borrowings	151,018	4,281	5.72	132,518	3,892	5.92
Guaranteed preferred beneficial interest in our subordinated debentures	31,000	1,276	8.30	15,000	795	10.69

Total interest-bearing liabilities	1,106,379	20,378	3.71	922,931	26,435	5.78
Noninterest-bearing liabilities:
Demand deposits	102,706			108,301
Accrued interest and other liabilities	9,016			7,800
Stockholders’ equity	89,546			76,180

Total liabilities and stockholders’ equity	$1,307,647			$1,115,212

Net interest income/net interest spread		24,673	3.92%		19,324	3.36%

Net yield on earning assets			4.18%			3.86%

Taxable equivalent adjustment:
Investment securities(2)		105			151

Net interest income		$24,568			$19,173

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2002 and 2001.

	Six Months Ended June 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,731	$(8,576)	$10,307
Interest on securities:
Taxable	(1,409)	(315)	(1,094)
Tax-exempt	(136)	3	(139)
Interest on federal funds	(747)	(427)	(320)
Interest on other investments	(147)	(121)	(26)

Total interest income	(708)	(9,436)	8,728

Expense from interest-bearing liabilities:
Interest on demand deposits	(2,409)	(3,627)	1,218
Interest on savings deposits	(261)	(314)	53
Interest on time deposits	(4,257)	(6,197)	1,940
Interest on other borrowings	389	(136)	525
Interest on guaranteed preferred beneficial interest in our subordinated debentures	481	(211)	692

Total interest expense	(6,057)	(10,485)	4,428

Net interest income	$5,349	$1,049	$4,300

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Our noninterest income increased $950,000, or 42.7% to $3.2 million for the second quarter of 2002 from $2.2 million for the second quarter of 2001, primarily due to an increase in deposit service charge income and mortgage banking income. Our service charges on deposits increased $653,000, or 63.3% to $1.7 million in the second quarter of 2002 from $1.0 million in the second quarter of 2001. Our mortgage banking income increased $366,000, or 121.2% to $668,000 in the second quarter of 2002 from $302,000 in the second quarter of 2001.

Our noninterest income increased $1.5 million, or 33.2% to $5.9 million for the first six months of 2002 from $4.4 million for the first six months of 2001, primarily due to an increase in deposit service charge income and mortgage banking income. Our service charges on deposits increased $819,000, or 39.7% to $2.9 million in the first six months of 2002 from $2.1 million in the first six months of 2001. Our mortgage banking income increased $728,000, or 111.3% to $1.4 million in the first six months of 2002 from $654,000 in the first six months of 2001.

Noninterest expense. Our noninterest expense increased $1.3 million, or 14.1% to $10.7 million for second quarter of 2002 from $9.4 million for the second quarter of 2001. As a percentage of our net interest income, noninterest expenses declined from 94.6% during the second quarter of 2001 to 81.4% during the second quarter of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 65.4% during the second quarter of 2002 compared to 76.9% during the second quarter of 2001 and 77.2% for the year 2001. Salaries and benefits increased $1.1 million, or 22.2% to $6.1 million for the second quarter of 2002 from $5.0 million for the second quarter of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses increased $222,000, or 5.0% to $4.6 million for the second quarter of 2002 from $4.4 million for the second quarter of 2001.

Our noninterest expense increased $2.6 million, or 14.9% to $20.5 million for first six months of 2002 from $17.9 million for the first six months of 2001. As a percentage of our net interest income, noninterest expenses declined from 93.2% during the first six months of 2001 to 83.5% during the first six months of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 67.0% during the first six months of 2002 compared to 75.1% during the first six months of 2001 and 77.2% for the year 2001. Salaries and benefits increased $2.1 million, or 21.6% to $11.6 million for the first six months of 2002 from $9.5 million for the first six months of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses increased $594,000, or 7.2% to $8.9 million for the first six months of 2002 from $8.3 million for the first six months of 2001.

Income tax expense. Our income tax expense was $1.1 million for the second quarter of 2002, compared to $532,000 for the second quarter of 2001 and $2.2 million for the first six months of 2002, compared to $1.2 million for the first six months of 2001. The primary difference in our effective rate and the federal statutory rate (34%) for the three and six-month periods ended June 30, 2002 is due to certain tax-exempt income from investments and insurance policies. The primary difference in the three and six-month periods ended June 30, 2001 is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

Provision for Loan Losses. Our provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan losses consists primarily of valuation allowances for impaired and classified loans. The valuation allowances for impaired loans are assigned based on specific analyses of individual loans and the underlying collateral. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven-point scale, with the loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned factors. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, national and local economic conditions, and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.0 million for the second quarter of 2002 compared to $835,000 for the second quarter of 2001 and $3.1 million for the first six months of 2002 compared to $1.6 million for the first six months of 2001. During the first six months of 2002, the Corporation had net charged-off loans totaling $2.6 million compared to net charged-off loans of $1.1 million in the first six months of 2001. The ratio of net charged-off loans to the provision for loan losses was 84.0% in the first six months of 2002 compared to 66.3% for the first six months of 2001 and 51.9% for the year 2001. The annualized ratio of net charged-off loans to average loans was .48% in the first six months of 2002 compared to .25% for the first six months of 2001 and .42% for the year 2001. The allowance for loan losses totaled $14.1 million, or 1.23% of loans, net of unearned income at June 30, 2002 compared to $12.6 million, or 1.26% of loans, net of unearned income at December 31, 2001. See “Allowance for Loan Losses” section for additional discussion.

Financial Condition

Our total assets were $1.383 billion at June 30, 2002, an increase of $176 million, or 14.6% from $1.207 billion as of December 31, 2001. The increase in total assets includes approximately $100 million in assets from the CF Bancshares acquisition of which approximately $88 million were loans. Our average total assets for the first six months of 2002 totaled $1.308 billion, which was supported by average total liabilities of $1.218 billion and average total stockholders’ equity of $90 million.

Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $8.4 million, or 16.0% to $60.5 million at June 30, 2002 from $52.1 million at December 31, 2001. This increase resulted primarily from the increase in cash and due from banks related to the CF Bancshares acquisition. At June 30, 2002, our short-term liquid assets comprised 4.4% of total assets compared to 4.3% at December 31, 2001. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Our total investment securities increased $2.2 million, or 3.2% to $71.1 million at June 30, 2002, from $68.9 million at December 31, 2001. Mortgage-backed securities, which comprised 50.0% of the total investment portfolio at June 30, 2002, decreased $3.3 million, or 8.3% to $35.5 million from $38.8 million at December 31, 2001. Investments in U.S. Treasury and agency securities, which comprised 30.0% of the total investment portfolio at June 30, 2002, increased $312,000, or 1.7% to $19.2 million from $18.9 million at December 31, 2001. The total investment portfolio at June 30, 2002 comprised 5.7% of all interest-earning assets compared to 6.3% at December 31, 2001 producing an average tax equivalent yield of 6.1% for the second quarter of 2002 compared to 6.2% for the second quarter of 2001 and 5.8% for the first six months of 2002 compared to 6.4% for the first six months of 2001.

Loans, net of unearned income. Our loans, net of unearned income, totaled $1.145 billion at June 30, 2002, an increase of 14.6%, or $146 million from $999 million at December 31, 2001. Our average loans totaled $1.101 billion for the first six months of 2002 compared to $859 million for the first six months of 2001. Our average loans totaled $1.130 billion for the second quarter of 2002 compared to $880.2 million for the second quarter of 2001. Approximately $88 million of our loans were acquired in the CF Bancshares acquisition. Of the approximately $59 million increase in our loans, exclusive of the CF Bancshares acquisition, 36.0%, or $21 million were produced by branches in the Alabama region and the other 64.0%, or $38 million were produced by branches in the Florida region.

Our loans, net of unearned income, comprised 91.6% of our interest-earning assets at June 30, 2002, compared to 91.0% at December 31, 2001. Our loan portfolio produced an average yield of 7.9% for the second quarter of 2002 compared to 9.5% for the second quarter of 2001 and 7.9% for the first six months of 2002 compared to 9.7% for the first six months of 2001. This decline in yield was offset by respective basis point declines of 192 and 200 in the average cost of the funds that support our loan portfolio.

The following table details the distribution of our loan portfolio by category as of June 30, 2002 and December 31, 2001:

Distribution of Loans by Category

(Dollars in Thousands)

	June 30, 2002		December 31, 2001

		Percent		Percent
		of		of
	Amount	Total	Amount	Total

Commercial and industrial	$287,817	25.1%	$261,196	26.1%
Real estate — construction and land development	217,201	19.0	200,250	20.0
Real estate — mortgage
Single-family (1)	282,239	24.6	224,736	22.5
Commercial	238,874	20.9	194,535	19.5
Other	25,533	2.2	24,140	2.4
Consumer	87,451	7.6	91,421	9.1
Other	7,047	.6	3,784	.4

Total loans	1,146,162	100.0%	1,000,062	100.0%

Unearned income	(1,179)		(906)
Allowance for loan losses	(14,102)		(12,546)

Net loans	$1,130,881		$986,610

(1)	The increase in the single-family loans was primarily attributable to the CF Bancshares acquisition.

Deposits. Our noninterest-bearing deposits totaled $118.2 million at June 30, 2002, an increase of 24.9%, or $23.6 million from $94.6 million at December 31, 2001. Approximately $5.0 million of our noninterest-bearing deposits were acquired in the CF Bancshares acquisition. Our noninterest-bearing deposits comprised 10.9% of total deposits at June 30, 2002, compared to 9.9% at December 31, 2001. Of our total noninterest-bearing deposits, $69.1 million, or 58.4% were in our Alabama branches while $49.1 million, or 42.6% were in our Florida branches.

Our interest-bearing deposits totaled $970.8 million at June 30, 2002, an increase of 13.2%, or $113.2 million from $857.6 million at December 31, 2001. Approximately $72.0 million of our interest-bearing deposits were acquired in the CF Bancshares acquisition. Our interest-bearing deposits averaged $924.4 million for the first six months of 2002 compared to $775.4 million for the first six months of 2001, an increase of $144.0 million, or 18.6%. Our average interest-bearing deposit for the second quarter of 2002 totaled $940.9 million compared to $801.3 million for the second quarter of 2001, an increase of $139.6 million, or 17.4%. This increase was comprised of lower yielding demand deposit accounts and higher yielding certificates of deposit.

The average rate paid on our interest-bearing deposits during the first six months of 2002 was 3.3% compared to 5.7% for the first six months of 2001 and 3.1% for the second quarter of 2002 compared to 5.4% for the second quarter of 2001. Our loan portfolio which was funded by these deposits produced an average yield of 7.9% for the first six months and second quarter of 2002, compared to 9.7% for the first six months of 2001 and 9.5% for the second quarter of 2001. Of our total interest-bearing deposits $596.1 million, or 69.5% were in the Alabama branches while $261.5 million, or 39.5% were in the Florida branches.

Borrowings. Our advances from the Federal Home Loan Bank (“FHLB”) increased $13.0 million to $149.0 million at June 30, 2002 from $136.0 million at December 31, 2001. This $13.0 million increase was attributable to FHLB advances assumed in the CF Bancshares acquisition. Our borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 5.7%. Our advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans.

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

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% annum ceiling for the first ten years. As of the date of issuance the interest rate on the securities was 7.57%. As of June 30, 2002 the interest rate on the securities was 5.74%.

We have fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in our subordinated debentures.” The sole assets of TBC Capital II and TBC Capital III are our subordinated debentures. The preferred securities of TBC Capital II and TBC Capital III and our subordinated debentures each have 30-year lives. However, we and TBC Capital II and TBC Capital III have a call option, with a premium after five years on TBC Capital III and after ten years on TBC Capital II. The call options are at par after ten years for TBC Capital III and twenty years for TBC Capital II, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

Allowance for Loan Losses. We maintain an allowance for loan losses within a range that we believe is adequate to absorb estimated losses inherent in the loan portfolio. We prepare a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, we estimate the allowance using factors such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. In addition, our estimate also includes valuation allowances on loans which have been specifically reviewed for impairment. The level of allowance for loan losses to net loans will vary depending on the quarterly analysis.

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

The quarterly allowance for loan loss calculation is segregated into various segments that include classified loans, impaired loans with specific allocations and homogeneous non-rated loans. Loans are rated using a seven-point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by the internal loan review function and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned risk factors.

Impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

Reserve percentages assigned to homogeneous non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors.

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

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:

Summary of Loan Loss Experience

	Six-Month Period
	Ended	Year Ended
	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,546	$8,959
Allowance of acquired bank	1,058	—
Charge-offs:
Commercial and industrial	1,247	2,415
Real estate — construction and land development	532	48
Real estate — mortgage Single-family	71	184
Commercial	152	130
Other	31	20
Consumer	795	1,517

Total charge-offs	2,828	4,314
Recoveries:
Commercial and industrial	51	65
Real estate — construction and land development	14	65
Real estate — mortgage Single-family	15	27
Commercial	—	—
Other	17	—
Consumer	112	290

Total recoveries	209	447

Net charge-offs	2,619	3,867
Provision for loan losses	3,117	7,454

Allowance for loan losses at end of period	$14,102	$12,546

Loans at end of period, net of unearned income	$1,144,983	$999,156
Average loans, net of unearned income	1,101,111	914,006
Ratio of ending allowance to ending loans	1.23%	1.26%
Ratio of net charge-offs to average loans (1)	.48%	.42%
Net charge-offs as a percentage of:
Provision for loan losses	84.02%	51.88%
Allowance for loan losses (1)	37.45%	30.82%
Allowance for loan losses as a percentage of nonperforming loans	126.33%	100.99%

(1)	Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at June 30, 2002 was 1.23% compared to 1.26% as of December 31, 2001, which is the approximate average allowance as a percentage of loans for the five-year period ending December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans increased to 126.3% at June 30, 2002 from 101.0% at December 31, 2001.

Net charge-offs were $2.6 million for the first six months of 2002. The ratio of net charge-offs to average loans on an annualized basis totaled .48% for the first six months of 2002. The ratio of net charge-offs to average loans averaged .60% for the five year period ended December 31, 2001, with a ratio of .42% in 2001 and .57% in 2000. Historically, net charge-offs have primarily consisted of commercial and consumer loans. Net commercial loan charge-offs totaled $1.2 million, or 45.7% of total net charge-off loans for the first six months of 2002 compared to 60.8% of total net charge-off loans for the year 2001. Net consumer loan charge-offs totaled $683,000, or 26.1% of total net charge-off loans for the first six months of 2002 compared with 31.7% of total net charge-off loans for the year 2001. The net charge-offs of real estate construction loans totaled $518,000, or 19.8% of total net charge-off loans for the first six months of 2002 compared to net recoveries in 2001. This increase is due to charge-offs related to a single loan relationship in North Alabama in the second quarter of 2002.

Nonperforming Loans. Nonperforming loans decreased $1.2 million to $11.2 million as of June 30, 2002 from $12.4 million as of December 31, 2001. As a percentage of net loans, nonperforming loans decreased from 1.24% at December 31, 2001 to .97% at June 30, 2002. The following table represents our nonperforming loans for the dates indicated:

Nonaccrual, Past Due and Restructured Loans

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual	$9,499	$7,941
Past due (contractually past due 90 days or more)	1,664	4,482
Restructured	—	—

	$11,163	$12,423

Nonperforming loans as a percent of loans	.97%	1.24%

The following is a summary of nonperforming loans by category for the dates shown:

	June 30	December 31,
	2002	2001

	(Dollars in thousands)
Commercial and industrial	$3,747	$3,078
Real estate — construction and land development	971	2,895
Real estate — mortgages Single-family	2,331	3,089
Commercial	3,052	2,400
Other	508	145
Consumer	554	669
Other	—	147

Total nonperforming loans	$11,163	$12,423

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

In addition to nonperforming loans, management has identified $3.7 million in potential problem loans as of June 30, 2002. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Of the $3.7 million in potential problem loans, $2.8 million, or 75%, is attributable to five relationships located primarily in North Alabama of which $1.9 million is secured by real estate. All potential problem loans secured by real estate totaled $2.7 million; the remaining $1.0 million is primarily secured by commercial equipment.

Impaired Loans. At June 30, 2002, the recorded investment in impaired loans totaled $15.0 million with approximately $3.4 million in allowance for loan losses specifically allocated to impaired loans. Approximately $5.8 million was added to impaired loans in the second quarter of 2002 from three loan relationships in North Alabama. We have no commitments to loan additional funds to the borrowers whose loans are impaired.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2002:

	Outstanding	Specific
	Balance	Allowance

	(Dollars in thousands)
Commercial and industrial	$6,831	$1,823
Real estate — construction and land development	2,396	150
Real estate — mortgages
Commercial	4,708	991
Other	774	85
Other	331	301

Total	$15,040	$3,350

Stockholders’ Equity. At June 30, 2002, total stockholders’ equity was $100.8 million, an increase of $23.9 million from $76.9 million at December 31, 2001. The increase in stockholders’ equity resulted primarily from total comprehensive income of $5.5 million for the first six months of 2002 and $19.3 million in net proceeds from the sale of common stock. During March 2002 we received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. We used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2002 there were 139,078 shares held in treasury at a cost of $779,000.

On April 1, 2002, we issued 160,000 shares of restricted common stock to certain directors and key employees. Under the Restricted Stock Agreement, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years, respectively. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock,” in stockholders’ equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended June 30, 2002, we have recognized $56,000 in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of June 30, 2002, the ESOP has been internally leveraged with 150,000 shares of our common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.

As of June 30, 2002, the ESOP trustees were in the process of finalizing a promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee will secure the promissory note, which will be classified as long-term debt on our consolidated statement of financial condition. As the ESOP repays the debt, with our quarterly contributions, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employees’ eligible compensation to total compensation. We recognize compensation expense as the shares are earned and committed to be released during the period. As shares are committed to be released and compensation expense is recognized the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the period ended June 30, 2002 was $13,000. The ESOP shares as of June 30, 2002 were as follows:

June 30, 2002

Allocated shares	—
Estimated shares committed to be released	1,535
Unreleased shares	148,465

Total ESOP shares	150,000

Fair value of unreleased shares	$1,295,000

Regulatory Capital.The table below represents our and our subsidiary’s regulatory and minimum regulatory capital requirements at June 30, 2002 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Corporation	$132,158	11.55%	$91,558	8.00%	$114,447	10.00%
The Bank	119,281	10.52	90,689	8.00	113,362	10.00
Tier 1 Risk-Based Capital Corporation	115,967	10.13	45,779	4.00	68,668	6.00
The Bank	105,098	9.27	45,345	4.00	68,017	6.00
Leverage Capital Corporation	115,967	8.72	53,189	4.00	66,486	5.00
The Bank	105,098	7.97	52,730	4.00	65,912	5.00

Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions and may borrow from a regional financial institution under a line of credit, and from the FHLB under a blanket floating lien on certain commercial loans and residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements: the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; changes in the quality or composition of our loan portfolio and the accuracy of the assumptions which support our allowance for loan losses; our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; the willingness of users to substitute competitors’ products and services for our products and services; the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; our ability to resolve any legal proceeding on acceptable terms, including the outcome of litigation which is inherently uncertain, and its effect on our financial condition or results of operations; technological changes; changes in consumer spending and savings habits; and regulatory, legal or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

While we may from time to time be a party to various legal proceedings arising in the ordinary course of business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially adversely affect our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2002 the Annual Meeting of Stockholders of the Corporation was held at which shares of common stock represented at the Annual Meeting were voted in favor of the directors listed below as follows:

Director	For	Withhold
1. W. T. Campbell, Jr.	13,636,862	276,330
2. K. Earl Durden	13,734,362	178,830
3. John F. Gittings	13,723,986	189,206
4. Thomas E. Jernigan, Jr.	13,749,162	164,030
5. Mayer Mitchell	13,749,162	164,030
6. Harold W. Ripps	13,749,162	164,030
7. James A. Taylor, Jr.	13,621,856	291,336
8. T. Mandell Tillman	13,005,162	908,030

In addition to the directors elected at the meeting, the following individuals will continue to serve as directors until the end of their respective terms:

James R. Andrews, M.D. David R. Carter Don J. Giardina Randell E. Jones Ronald W. Orso, M.D. Michael E. Stephens Marie Swift Johnny Wallis	Neal R. Berte, Ed. D. Peter N. DiChiara Steven C. Hays James Mailon Kent, Jr. Jerry M. Smith Larry D. Striplin, Jr. James A. Taylor

In addition, shares of common stock represented at the Annual Meeting were voted in favor of the ratification of Ernst & Young LLP as independent auditors as follows:

For	Against	Abstain

13,706,559	158,139	48,494

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibit:

None.

(b)	Report on Form 8-K:

           We filed a Current Report on Form 8-K dated April 22, 2002 pursuant to Item 9 containing as an exhibit a news release announcing our first quarter 2002 earnings.

Signatures

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Banc Corporation
(Registrant)

Date: August 14, 2002	By: /s/ James A. Taylor, Jr.

James A. Taylor, Jr.
President and Chief Operating Officer

Date: August 14, 2002	By: /s/ David R. Carter

David R. Carter
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)