Form 10-Q
period 2002-09-30
BANC CORP
filed 2002-11-13
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Yes  [X]    No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2002

Common stock, $.001 par value	17,672,949

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Dollars In Thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$35,121	$31,682
Interest-bearing deposits in other banks	13,491	495
Federal funds sold	32,000	20,000
Investment securities available for sale	61,329	68,847
Mortgage loans held for sale	3,306	1,131
Loans, net of unearned income	1,151,747	999,156
Less: Allowance for loan losses	(15,573)	(12,546)

Net loans	1,136,174	986,610

Premises and equipment, net	58,871	47,829
Accrued interest receivable	7,333	7,562
Stock in FHLB and Federal Reserve Bank	9,843	8,505
Other assets	56,390	33,744

Total assets	$1,413,858	$1,206,405

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$114,737	$94,655
Interest-bearing	999,656	857,580

Total deposits	1,114,393	952,235
Advances from FHLB	148,750	135,900
Other borrowed funds	6,172	813
Guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities)	31,000	31,000
Accrued expenses and other liabilities	10,544	9,604

Total liabilities	1,310,859	1,129,552
Stockholders’ Equity Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—
Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 18,011,502 in 2002 and 14,385,021 in 2001; outstanding 17,672,949 in 2002 and 14,217,371 in 2001	18	14
Surplus	68,317	47,756
Retained Earnings	37,567	30,329
Accumulated other comprehensive income (loss)	589	(322)
Treasury stock, at cost	(669)	(924)
Unearned ESOP stock	(1,815)	—
Unearned restricted stock	(1,008)	—

Total stockholders’ equity	102,999	76,853

Total liabilities and stockholders’ equity	$1,413,858	$1,206,405

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Interest income
Interest and fees on loans	$22,085	$21,253	$65,026	$62,463
Interest on investment securities
Taxable	742	1,086	2,157	3,910
Exempt from Federal income tax	104	88	308	382
Interest on federal funds sold	114	275	270	1,178
Interest and dividends on other investments	151	121	381	498

Total interest income	23,196	22,823	68,142	68,431
Interest expense
Interest on deposits	7,460	9,925	22,281	31,673
Interest on other borrowed funds	2,171	1,957	6,452	5,849
Interest on guaranteed preferred beneficial interest in our subordinated debentures (trust preferred securities)	626	657	1,902	1,452

Total interest expense	10,257	12,539	30,635	38,974

Net interest income	12,939	10,284	37,507	29,457
Provision for loan losses	2,530	925	5,647	2,555

Net interest income after provision for loan losses	10,409	9,359	31,860	26,902
Noninterest income
Service charges and fees on deposits	1,660	993	4,541	3,055
Mortgage banking income	843	331	2,225	985
Gain on sale of securities	240	993	264	1,150
Other income	1,429	520	3,073	2,100

Total noninterest income	4,172	2,837	10,103	7,290
Noninterest expenses
Salaries and employee benefits	6,225	4,700	17,846	14,258
Occupancy, furniture and equipment expense	1,931	1,691	5,709	5,163
Other	2,800	3,509	7,920	8,341

Total noninterest expenses	10,956	9,900	31,475	27,762

Income before income taxes	3,625	2,296	10,488	6,430
Income tax expense	1,075	721	3,250	1,881

Net income	$2,550	$1,575	$7,238	$4,549

Basic net income per share	$0.15	$0.11	$0.44	$0.32

Diluted net income per share	$0.14	$0.11	$0.43	$0.32

Average common shares outstanding	17,532	14,248	16,612	14,288
Average common shares outstanding, assuming dilution	17,861	14,311	16,850	14,310

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars In Thousands)

	Nine Months Ended
	September 30

	2002	2001

Net cash provided by operating activities	$14,572	$8,227

Cash flows from investing activities:
Net (increase)decrease in interest-bearing deposits in other banks	(12,996)	1,834
Net increase in federal funds sold	(12,000)	(15,880)
Proceeds from sales of securities available for sale	13,729	49,461
Proceeds from maturities of investment securities available for sale	32,023	44,920
Purchases of investment securities available for sale	(33,900)	(67,753)
Net increase in loans	(68,512)	(169,414)
Purchases of premises and equipment	(10,392)	(5,103)
Net cash paid in business combination	(8,619)	—
Other investing activities	(15,525)	(1,537)

Net cash used by investing activities	(116,192)	(163,472)

Cash flows from financing activities:
Net increase in deposit accounts	84,667	117,646
Net increase in FHLB advance and other borrowings	2,959	32,059
Proceeds from note payable	14,000	—
Principal payment on note payable	(14,000)	—
Proceeds from trust preferred securities	—	16,000
Proceeds from sale of common stock	19,292	—
Purchase of ESOP shares	(1,835)	—
Purchase of treasury stock	(24)	(543)

Net cash provided by financing activities	105,059	165,162

Net increase in cash and due from banks	3,439	9,917
Cash and due from banks at beginning of period	31,682	36,691

Cash and due from banks at end of period	$35,121	$46,608

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2001. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The condensed statement of financial condition at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reclassification

Certain reclassifications have been made in the prior period Condensed Consolidated Financial Statement to conform to the September 30, 2002 presentation. The guaranteed preferred beneficial interests in the Corporation’s subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions have been reclassified as interest expense. These trust preferred securities were previously classified as minority interest in the condensed consolidated statement of financial condition with the associated distributions classified as noninterest expense in the condensed consolidated statement of income.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (Statement 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with the FASB’s Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121).

The Corporation adopted the provisions of Statement 141 in 2001 and the provisions of Statement 142 on January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, are not to be amortized (See Note 3) but are to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were to continue to be amortized until the adoption of Statement 142.

Statement 141 required, upon adoption of Statement 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in previous purchase business combinations and make any necessary reclassifications to conform to the new criteria in Statement 141. Upon adoption of Statement 142, the Corporation is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

On October 3, 2001, the FASB issued Statement of Financial Accounting Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144). Statement 144 supersedes Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. This statement was effective in January 2002 and did not have a material impact on the Corporation’s financial condition or results of operations.

In October of 2002, the FASB released statement, SFAS No. 147, “Acquisitions of Certain Financial Institutions” amending FASB statements No. 72 and 144 and FASB Interpretation No. 9 allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, and No. 142. In addition, this Statement amends Statement No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

This Statement is effective for acquisitions which occur after September 30, 2002; the transition provisions for previously recognized unidentifiable intangibles are effective after September 30, 2002 with earlier application permitted. As such, the Corporation has reclassified to goodwill approximately $5.1 million in unidentifiable intangible assets which arose from a business combination in North Alabama. Amortization expense of $113,000, net after-tax, has been reversed from the third quarter 2002 income statement. The after-tax effect of the reversal is not considered material; therefore, the Corporation has not restated it’s previously issued financial statements.

At September 30, 2002, the Corporation had unamortized goodwill in the amount of $10,672,000, which is subject to the provisions of Statements 141 and 142. The adoption of Statement 142 and 147 is expected to result in an annual increase in income before income taxes of approximately $562,000 and an increase in net income of approximately $393,000, or approximately $.02 per share in 2002. During the first quarter of 2002, the Corporation performed the first of the required impairment tests of goodwill and intangible assets with indefinite lives. No impairment was noted. The following table sets forth the reconciliation of net income and earnings per share excluding goodwill amortization for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2002 (in thousands, except per share data):

	For the nine-month period
	ended September 30,

	2002	2001

Reported net income	$7,238	$4,549
Add back: goodwill amortization	—	278

Adjusted net income	$7,238	$4,827

Basic and diluted net income per common share:
Reported net income	$.44	$.32
Add back: goodwill amortization	—	.02

Adjusted net income	$.44	$.34

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

The total cost of the acquisition was $15,636,000, which included 16,449 shares of common stock valued at $108,563. The value of common stock issued was determined based on the average of the closing sales price for the 20 consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. The purchase price exceeded the fair value of the net assets of CF Bancshares by $7,445,000. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 is goodwill (See Note 2). The Corporation’s consolidated financial statements include the results of operations of CF Bancshares only for the period February 15, 2002 to September 30, 2002.

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

	For the nine-month period
	ended September 30,

	2002	2001

Interest income	$69,037	$74,420
Interest expense	31,062	42,425

Net interest income	37,975	31,995
Provision for loan losses	6,464	2,700
Noninterest income	10,273	7,743
Noninterest expense	32,711	29,624

Income before income taxes	9,073	7,414
Income tax expense	2,810	2,410

Net income	$6,263	$5,004

Basic net income per common share	$.38	$.35

Diluted net income per common share	$.37	$.35

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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2001. All costs have been allocated to the reportable segments; therefore, combined amounts agree with the consolidated totals (in thousands).

	Alabama	Florida
	Region	Region	Combined

Three months ended September 30, 2002
Net interest income	$7,020	$5,919	$12,939
Provision for loan losses	2,066	464	2,530
Noninterest income	3,329	843	4,172
Noninterest expense(1)	7,825	3,131	10,956
Income tax expense	124	951	1,075
Net income	334	2,216	2,550
Total assets	934,659	479,199	1,413,858

Three months ended September 30, 2001
Net interest income	$6,326	$3,958	$10,284
Provision for loan losses	673	252	925
Noninterest income	2,571	266	2,837
Noninterest expense(1)	7,063	2,837	9,900
Income tax expense	380	341	721
Net income	781	794	1,575
Total assets	868,737	332,070	1,200,807

Nine months ended September 30, 2002
Net interest income	$20,833	$16,674	$37,507
Provision for loan losses	4,392	1,255	5,647
Noninterest income	7,868	2,235	10,103
Noninterest expense(1)	21,827	9,648	31,475
Income tax expense	838	2,412	3,250
Net income	1,644	5,594	7,238

Nine months ended September 30, 2001
Net interest income	$18,567	$10,890	$29,457
Provision for loan losses	1,773	782	2,555
Noninterest income	6,312	978	7,290
Noninterest expense(1)	20,730	7,032	27,762
Income tax expense	580	1,301	1,881
Net income	1,796	2,753	4,549

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

NOTE 5 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
For basic and diluted, net income	$2,550	$1,575	$7,238	$4,549

Denominator:
For basic, weighted average common shares outstanding	17,532	14,248	16,612	14,288
Effect of dilutive stock options and restricted stock	329	63	238	22

Average diluted common shares outstanding	17,861	14,311	16,850	14,310

Basic net income per share	$.15	$.11	$.44	$.32

Diluted net income per share	$.14	$.11	$.43	$.32

NOTE 6 – COMPREHENSIVE INCOME

Total comprehensive income was $2,617,000 and $8,149,000, respectively, for the three and nine-month periods ended September 30, 2002, and $1,979,000 and $5,366,000, respectively, for the three and nine-month periods ended September 30, 2001. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

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

NOTE 8 — GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION’S SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES)

On September 7, 2000, TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust established by the Corporation, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II’s 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal $15,000,000 principal amount of 10.6% subordinated debentures of the Corporation.

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal $16,000,000 principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is six-month LIBOR plus 375 basis points.

The interest rate on the securities reprices every six months and has a 12% ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of September 30, 2002, the interest rate on these securities was 5.61%.

The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in our subordinated debentures.” The sole assets of TBC Capital II and TBC Capital III are the subordinated debentures issued by the Corporation. The preferred securities of TBC Capital II and TBC Capital III and the subordinated debentures of the Corporation each have 30-year lives. However, the Corporation, TBC Capital II and TBC Capital III have call options, with a premium after five years through ten years and call options at par after ten years subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

NOTE 9 – STOCKHOLDERS’ EQUITY

In September of 2000, the Corporation’s board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2002, there were 118,032 shares held in treasury at a cost of $669,000.

During March 2002, the Corporation received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. The Corporation used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares.

On April 1, 2002, the Corporation issued 160,000 shares of restricted common stock to certain directors and key employees. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended September 30, 2002, the Corporation has recognized $112,000 in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees that have attained the age of 21 and have completed a year of service. As of September 30, 2002, the ESOP has been internally leveraged with 223,000 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.

As of September 30, 2002, the ESOP trustees were in the process of finalizing a promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares, a guaranty of the Corporation and a guaranty of The Bank will secure the promissory note, which will be classified as long-term debt on the Corporation’s statement of financial condition. As the ESOP repays the debt, with quarterly contributions from the Corporation, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on an employee’s eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended September 30, 2002 was $21,000. The ESOP shares as of September 30, 2002 were as follows:

September 30, 2002

Allocated shares	—
Estimated shares committed to be released	2,479
Unreleased shares	220,521

Total ESOP shares	223,000

Fair value of unreleased shares	$1,726,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of our September 30, 2002 consolidated financial condition and our results of operations for the three and nine-month periods ended September 30, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made in our prior period condensed consolidated financial statements and financial data to conform to the September 30, 2002 presentation. The guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions as interest expense. These trust preferred securities were previously classified as minority interest in the condensed consolidated statement of financial condition with the associated distributions classified as noninterest expense in the condensed consolidated statement of income.

Financial Overview

Total assets were $1.414 billion at September 30, 2002, an increase of $207 million, or 17.2% from $1.207 billion as of December 31, 2001. Total loans, net of unearned income were $1.152 billion at September 30, 2002, an increase of $153 million, or 15.3% from $999 million as of December 31, 2001. Total deposits were $1.114 billion at September 30, 2002, an increase of $162 million, or 17.0% from $952 million as of December 31, 2001. Total stockholders’ equity was $103 million at September 30, 2002, an increase of $26 million, or 34.0% from $77 million as of December 31, 2001. The acquisition of CF Bancshares, Inc., headquartered in Port St. Joe, Florida (“CF Bancshares”) on February 15, 2002 added approximately $100 million in total assets, $88 million in total loans and $77 million in total deposits.

Results of Operations

Our net income for the three-month period ended September 30, 2002 was $2.6 million compared to $1.6 million for the three-month period ended September 30, 2001, an increase of $1.0 million, or 61.9%. Our basic net income per share was $.15 for the third quarter of 2002 which represents a 36.4% increase from $.11 per share for the third quarter of 2001.

Our net income for the nine-month period ended September 30, 2002 was $7.2 million compared to $4.5 million for the nine-month period ended September 30, 2001, an increase of $2.7 million, or 59.1%. Our basic net income per share was $.44 for the first nine months of 2002, which represents a 37.5% increase from $.32 per share for the first nine months of 2001. Our return on average assets, on an annualized basis, was .72% for the first nine months of 2002 compared to .54% for the first nine months of 2001. Our return on average stockholders’ equity, on an annualized basis, was 10.34% for the first nine months of 2002 compared to 7.87% for the first nine months of 2001. Our book value per share at September 30, 2002 was $5.83 compared to $5.60 as of December 31, 2001, and our tangible book value per share at September 30, 2002 was $5.07 compared to $5.16 as of December 31, 2001.

The growth in our net income during the third quarter of 2002 compared with the third quarter of 2001 is primarily the result of an increase in net interest income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $2.7 million, or 25.8% to $12.9 million for the third quarter of 2002 from $10.3 million for the third quarter of 2001. The increase in net interest income was primarily due to a $2.3 million, or 18.2% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 159 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.44% for the third quarter of 2002 compared to 5.03% for the third quarter of 2001. Our net interest spread and net interest margin were 3.85% and 4.07%, respectively, for the third quarter of 2002, compared to 3.49% and 3.85% for the third quarter of 2001.

Our average interest-earning assets for the third quarter of 2002 increased $200 million, or 18.8% to $1.265 billion from $1.065 billion in the third quarter of 2001. Our average loans increased $209 million to $1.152 billion for the third quarter of 2002 from $943 million for the third quarter of 2001. Approximately $84 million of this loan growth is attributable to the CF Bancshares acquisition. The growth in our average interest-earning assets was primarily funded by a $195 million, or 19.7% increase in our average interest-bearing liabilities to $1.184 billion for the third quarter of 2002 from $989 million for the third quarter of 2001. Our ratio of average interest-earning assets to average interest-bearing liabilities was 106.9% and 107.6% for the third quarters of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.29% for the third quarter of 2002 compared to 8.52% for the third quarter of 2001. The 123 basis point decline in the yield was offset by both a 159 basis point decline in the average rate paid on interest-bearing liabilities and a $209 million, or 22.2 % increase in the average volume of loans from $943 million in the third quarter of 2001 to $1.152 billion in the third quarter of 2002.

The growth in our net income during the first nine months of 2002 compared with the first nine months of 2001 is primarily the result of an increase in net interest income. Net interest income increased $8.0 million, or 27.3% to $37.5 million for the first nine months of 2002 from $29.5 million for the first nine months of 2001. The increase in net interest income was primarily due to an $8.3 million, or 21.4% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 189-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.62% for the first nine months of 2002 compared to 5.51% for the first nine months of 2001. Our net interest spread and net interest margin were 3.88% and 4.13%, respectively, for the first nine months of 2002, compared to 3.42% and 3.86% for the first nine months of 2001.

Our average interest-earning assets for the first nine months of 2002 increased $191 million, or 18.6% to $1.218 billion from $1.027 billion in the first nine months of 2001. Our average loans increased $233 million to $1.120 billion for the first nine months of 2002 from $887 million for the first nine months of 2001. Approximately $70 million of this loan growth is attributable to the CF Bancshares acquisition. The growth in our average interest-earning assets was primarily funded by a $186 million, or 19.7 % increase in our average interest bearing liabilities to $1.133 billion for the first nine months of 2002 from $947 million for the first nine months of 2001. The ratio of our average interest-earning assets to average interest-bearing liabilities was 107.5% and 108.5% for the first nine months of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.50% for the first nine months of 2002 compared to 8.93% for the first nine months of 2001. The 143-basis point decline in the yield was offset by both a 189-basis point decline in the average rate paid on interest-bearing liabilities and a $233 million, or 26.3 % increase in the average volume of loans from $887 million in the first nine months of 2001 to $1.120 billion in the first nine months of 2002.

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

	Three Months Ended September 30,

		2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest- earning assets:
Loans, net of unearned income(1)	$1,152,101	$22,085	7.61%	$942,692	$21,253	8.94%
Investment securities Taxable	56,819	742	5.18	73,422	1,086	5.87
Tax-exempt(2)	8,646	158	7.23	7,136	133	7.39

Total investment securities	65,465	900	5.45	80,558	1,219	6.00
Federal funds sold	26,223	114	1.72	32,453	275	3.36
Other investments	21,399	151	2.80	9,092	121	5.28

Total interest-earning assets	1,265,188	23,250	7.29	1,064,795	22,868	8.52
Noninterest-earning assets:
Cash and due from banks	30,540			31,612
Premises and equipment	58,412			45,787
Accrued interest and other assets	65,745			35,547
Allowance for loan losses	(14,309)			(9,767)

Total assets	$1,405,576			$1,167,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$275,506	780	1.12	$264,818	2,000	3.00
Savings deposits	35,978	68	0.75	29,907	123	1.63
Time deposits	688,281	6,612	3.81	528,107	7,802	5.86
Other borrowings	152,766	2,171	5.64	139,229	1,957	5.58
Guaranteed preferred beneficial interests in our subordinated debentures	31,000	626	8.01	27,000	657	9.65

Total interest-bearing liabilities	1,183,531	10,257	3.44	989,061	12,539	5.03
Noninterest-bearing liabilities:
Demand deposits	110,274			92,378
Accrued interest and other liabilities	10,145			7,843
Stockholders’ equity	101,626			78,692

Total liabilities and stockholders’ equity	$1,405,576			$1,167,974

Net interest income/net interest spread		12,993	3.85%		10,329	3.49%

Net yield on earning assets			4.07%			3.85%

Taxable equivalent adjustment:
Investment securities(2)		54			45

Net interest income		$12,939			$10,284

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended September 30, 2002 and 2001.

	Three Months Ended September 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$832	$(3,452)	$4,284
Interest on securities:
Taxable	(344)	(118)	(226)
Tax-exempt	25	(3)	28
Interest on federal funds	(161)	(116)	(45)
Interest on other investments	30	(77)	107

Total interest income	382	(3,766)	4,148

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,220)	(1,298)	78
Interest on savings deposits	(55)	(76)	21
Interest on time deposits	(1,190)	(3,172)	1,982
Interest on other borrowings	214	21	193
Interest on guaranteed preferred beneficial interest in our subordinated debentures	(31)	(121)	90

Total interest expense	(2,282)	(4,646)	2,364

Net interest income	$2,664	$880	$1,784

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Nine Months Ended September 30,

		2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest- earning assets:
Loans, net of unearned income(1)	$1,120,293	$65,026	7.76%	$887,191	$62,463	9.41%
Investment securities Taxable	53,972	2,157	5.34	85,008	3,910	6.15
Tax-exempt(2)	8,353	467	7.47	10,394	579	7.45

Total investment securities	62,325	2,624	5.63	95,402	4,489	6.29
Federal funds sold	20,949	270	1.72	33,830	1,178	4.66
Other investments	14,405	381	3.54	10,866	498	6.13

Total interest-earning assets	1,217,972	68,301	7.50	1,027,289	68,628	8.93
Noninterest-earning assets:
Cash and due from banks	30,852			34,891
Premises and equipment	54,381			44,779
Accrued interest and other assets	51,839			37,359
Allowance for loan losses	(13,840)			(9,498)

Total assets	$1,341,204			$1,134,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$277,248	2,638	1.27	$223,843	6,267	3.74
Savings deposits	36,870	193	0.70	31,456	509	2.16
Time deposits	636,115	19,450	4.09	537,173	24,897	6.20
Other borrowings	151,607	6,452	5.69	134,589	5,849	5.81
Guaranteed preferred beneficial interests in our subordinated debentures	31,000	1,902	8.20	19,467	1,452	9.97

Total interest-bearing liabilities	1,132,840	30,635	3.62	946,528	38,974	5.51
Noninterest-bearing liabilities:
Demand deposits	105,352			103,106
Accrued interest and other liabilities	9,394			7,900
Stockholders’ equity	93,618			77,286

Total liabilities and stockholders’ equity	$1,341,204			$1,134,820

Net interest income/net interest spread		37,666	3.88%		29,654	3.42%

Net yield on earning assets			4.13%			3.86%

Taxable equivalent adjustment:
Investment securities(2)		159			197

Net interest income		$37,507			$29,457

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$2,563	$(12,107)	$14,670
Interest on securities:
Taxable	(1,753)	(465)	(1,288)
Tax-exempt	(112)	2	(114)
Interest on federal funds	(908)	(566)	(342)
Interest on other investments	(117)	(249)	132

Total interest income	(327)	(13,385)	13,058

Expense from interest-bearing liabilities:
Interest on demand deposits	(3,629)	(4,861)	1,232
Interest on savings deposits	(316)	(391)	75
Interest on time deposits	(5,447)	(9,488)	4,041
Interest on other borrowings	603	(123)	726
Interest on guaranteed preferred beneficial interest in our subordinated debentures	450	(293)	743

Total interest expense	(8,339)	(15,156)	6,817

Net interest income	$8,012	$1,771	$6,241

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Our noninterest income increased $1.3 million, or 47.1% to $4.2 million for the third quarter of 2002 from $2.9 million for the third quarter of 2001, primarily due to an increase in deposit service charge income and mortgage banking income. Our service charges on deposits increased $667,000, or 67.2% to $1.7 million in the third quarter of 2002 from $1.0 million in the third quarter of 2001. Our mortgage banking income increased $512,000, or 154.7% to $843,000 in the third quarter of 2002 from $331,000 in the third quarter of 2001.

Our noninterest income increased $2.8 million, or 38.6% to $10.1 million for the first nine months of 2002 from $7.3 million for the first nine months of 2001, primarily due to an increase in deposit service charge income and mortgage banking income. Our service charges on deposits increased $1.5 million, or 48.6% to $4.5 million in the first nine months of 2002 from $3.0 million in the first nine months of 2001. Our mortgage banking income increased $1.2 million, or 125.9% to $2.2 million in the first nine months of 2002 from $985,000 in the first nine months of 2001. Other increases in noninterest income during the first nine months of 2002 include $133,000 in credit life insurance premiums and $322,000 from the increase in the cash surrender value of single-premium life insurance policies.

Noninterest expense. Our noninterest expense increased $1.1 million, or 10.7% to $11.0 million for third quarter of 2002 from $9.9 million for the third quarter of 2001. As a percentage of our net interest income, noninterest expenses declined from 96.3% during the third quarter of 2001 to 84.7% during the third quarter of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 64.1% during the third quarter of 2002 compared to 75.2% during the third quarter of 2001 and 77.2% for the year 2001. Salaries and benefits increased $1.5 million, or 32.5% to $6.2 million for the third quarter of 2002 from $4.7 million for the third quarter of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses decreased $469,000, or 9.0% to $4.7 million for the third quarter of 2002 from $5.2 million for the third quarter of 2001.

Our noninterest expense increased $3.7 million, or 13.4% to $31.5 million for first nine months of 2002 from $27.8 million for the first nine months of 2001. As a percentage of our net interest income, noninterest expenses declined from 94.2% during the first nine months of 2001 to 83.9% during the first nine months of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 65.9% during the first nine months of 2002 compared to 75.2% during the first nine months of 2001 and 77.2% for the year 2001. Salaries and benefits increased $3.6 million, or 25.2% to $17.9 million for the first nine months of 2002 from $14.3 million for the first nine months of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses increased $125,000 or .09% to $13.6 million for the first nine months of 2002 from $13.5 million for the first nine months of 2001.

Income tax expense. Our income tax expense was $1.1 million for the third quarter of 2002, compared to $721,000 for the third quarter of 2001 and $3.3 million for the first nine months of 2002, compared to $1.9 million for the first nine months of 2001. The primary difference in our effective rate and the federal statutory rate (34%) for the three and nine-month periods ended September 30, 2002 is due to certain tax-exempt income from investments and insurance policies. The primary difference in the three and nine-month periods ended September 30, 2001 is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

Provision for Loan Losses. Our provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan losses consists primarily of valuation allowances for impaired and classified loans. The valuation allowances for impaired loans are assigned based on specific analyses of individual loans and the underlying collateral. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using an eight-point scale, with the loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned factors. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for geographic location and other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, national and local economic conditions, and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $2.5 million for the third quarter of 2002 compared to $925,000 for the third quarter of 2001 and $5.7 million for the first nine months of 2002 compared to $2.6 million for the first nine months of 2001. During the first nine months of 2002, the Corporation had net charged-off loans totaling $3.7 million compared to net charged-off loans of $1.3 million in the first nine months of 2001. The ratio of net charged-off loans to the provision for loan losses was 65.1% in the first nine months of 2002 compared to 50.3% for the first nine months of 2001 and 51.9% for the year 2001. The annualized ratio of net charged-off loans to average loans was .44% in the first nine months of 2002 compared to ..19% for the first nine months of 2001 and .42% for the year 2001. The allowance for loan losses totaled $15.6 million, or 1.35% of loans, net of unearned income at September 30, 2002 compared to $12.6 million, or 1.26% of loans, net of unearned income at December 31, 2001. See “Allowance for Loan Losses” for additional discussion.

Financial Condition

Our total assets were $1.414 billion at September 30, 2002, an increase of $207 million, or 17.2% from $1.207 billion as of December 31, 2001. The increase in total assets includes approximately $100 million in assets from the CF Bancshares acquisition of which approximately $88 million were loans. Our average total assets for the first nine months of 2002 totaled $1.341 billion, which was supported by average total liabilities of $1.247 billion and average total stockholders’ equity of $94 million.

Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $28.4 million, or 54.5% to $80.5 million at September 30, 2002 from $52.1 million at December 31, 2001. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the FHLB. These excess funds were created from the sale and maturity of investment securities and an increase in deposits. At September 30, 2002, our short-term liquid assets comprised 5.7% of total assets compared to 4.3% at December 31, 2001. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Our total investment securities decreased $7.6 million, or 10.9% to $61.3 million at September 30, 2002, from $68.9 million at December 31, 2001. Mortgage-backed securities, which comprised 52.1% of the total investment portfolio at September 30, 2002, decreased $6.4 million, or 16.5%, to $32.4 million from $38.8 million at December 31, 2001. Investments in U.S. Treasury and agency securities, which comprised 22.1% of the total investment portfolio at September 30, 2002, decreased $5.4 million, or 28.6% to $13.5 million from $18.9 million at December 31, 2001. The total investment portfolio at September 30, 2002 comprised 4.8% of all interest-earning assets compared to 6.3% at December 31, 2001 producing an average tax equivalent yield of 5.5% for the third quarter of 2002 compared to 6.0% for the third quarter of 2001 and 5.6% for the first nine months of 2002 compared to 6.3% for the first nine months of 2001.

Loans, net of unearned income. Our loans, net of unearned income, totaled $1.152 billion at September 30, 2002, an increase of 15.3%, or $153 million from $999 million at December 31, 2001. Our average loans totaled $1.120 billion for the first nine months of 2002 compared to $887 million for the first nine months of 2001. Our average loans totaled $1.152 billion for the third quarter of 2002 compared to $943 million for the third quarter of 2001. Approximately $88 million of our loans were acquired in the CF Bancshares acquisition. Of the approximately $65 million increase in our loans, exclusive of the CF Bancshares acquisition, 26.2%, or $17 million were produced by branches in the Alabama region, the other $48 million, or 73.8% were produced by branches in the Florida region.

Our loans, net of unearned income, comprised 90.6% of our interest-earning assets at September 30, 2002, compared to 91.0% at December 31, 2001. Our loan portfolio produced an average yield of 7.6% for the third quarter of 2002 compared to 8.9% for the third quarter of 2001 and 7.8% for the first nine months of 2002 compared to 9.4% for the first nine months of 2001. This decline in yield was offset by respective basis point declines of 159 and 189 in the average cost of the funds that support our loan portfolio for the three and nine-month periods ended September 30, 2002, respectively. The following table details the distribution of our loan portfolio by category as of September 30, 2002 and December 31, 2001:

Distribution of Loans by Category

	September 30, 2002		December 31, 2001

		Percent of		Percent of
	Amount	Total	Amount	Total

Commercial and industrial	$287,531	24.9%	$261,196	26.1%
Real estate — construction and land development	211,718	18.4	200,250	20.0
Real estate — mortgage
Single-family (1)	280,440	24.3	224,736	22.5
Commercial	248,504	21.6	194,535	19.5
Other	31,948	2.8	24,140	2.4
Consumer	85,161	7.4	91,421	9.1
Other	7,599	.6	3,784	.4

Total loans	1,152,901	100.0%	1,000,062	100.0%

Unearned income	(1,154)		(906)
Allowance for loan losses	(15,573)		(12,546)

Net loans	$1,136,174		$986,610

(1)	The increase in single-family loans is primarily attributable to the CF Bancshares acquisition.

Deposits. Our noninterest-bearing deposits totaled $114.7 million at September 30, 2002, an increase of 21.2%, or $20.1 million from $94.6 million at December 31, 2001. Approximately $5.0 million in our noninterest-bearing deposits were acquired in the CF Bancshares acquisition. Our noninterest-bearing deposits comprised 10.3% of total deposits at September 30, 2002, compared to 9.9% at December 31, 2001. Of our total noninterest-bearing deposits $73.3 million, or 63.9% were in our Alabama branches while $41.4 million, or 36.1% were in our Florida branches.

Our interest-bearing deposits totaled $999.7 million at September 30, 2002, an increase of 16.6%, or $142.1 million from $857.6 million at December 31, 2001. Approximately $72.0 million of our interest-bearing deposits were acquired in the CF Bancshares acquisition. Our interest bearing deposits averaged $950.2 million for the first nine months of 2002 compared to $792.5 million for the first nine months of 2001, an increase of $157.7 million, or 19.9%. Our average interest-bearing deposits for the third quarter of 2002 totaled $999.8 million compared to $822.8 million for the third quarter of 2001, an increase of $177.0 million, or 21.5%. This increase was comprised of lower yielding demand deposit accounts and higher yielding certificates of deposit.

The average rate paid on our interest-bearing deposits during the first nine months of 2002 was 3.1% compared to 5.3% for the first nine months of 2001 and 3.0% for the third quarter of 2002 compared to 4.8% for the third quarter of 2001. Our loan portfolio which was funded by these deposits produced an average yield of 7.8% for the first nine months and 7.6% for the third quarter of 2002, compared to 9.4% for the first nine months of 2001 and 8.9% for the third quarter of 2001. Of our total interest bearing deposits $623.3 million, or 62.4% were in the Alabama branches while $376.4 million, or 37.6% were in the Florida branches.

Borrowings. Our advances from the Federal Home Loan Bank (“FHLB”) increased $13.0 million to $149.0 million at September 30, 2002 from $136.0 million at December 31, 2001. The $13.0 million increase represents FHLB advances assumed in the CF Bancshares acquisition. Our borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 5.7%. Our advances are secured by FHLB stock, agency securities and a blanket lien on certain commercial loans and real estate loans.

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

On July 16, 2001, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III’s variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%, and as of September 30, 2002, the interest rate is 5.61%.

We have fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as “Guaranteed preferred beneficial interests in our subordinated debentures.” The sole assets of TBC Capital II and TBC Capital III are our subordinated debentures. The preferred securities of TBC Capital II and TBC Capital III and our subordinated debentures each have 30-year lives. However, we, TBC Capital II and TBC Capital III have call options, with a premium after five years through ten years and call options at par after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

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

We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedures, set limits on credit concentration and enforces regulatory requirements.

Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

The quarterly allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and homogeneous pass rated loans. Loans are rated using a eight-point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by the internal loan review function and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned risk factors.

Impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate, (b) the observable market price of the loan or (c) the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loan is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

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

Summary of Loan Loss Experience

	Nine-month period
	Ended	Year Ended
	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,546	$8,959
Allowance of acquired bank	1,058	—
Charge-offs:
Commercial and industrial	1,443	2,415
Real estate — construction and land development	532	48
Real estate — mortgage
Single-family	187	184
Commercial	407	130
Other	48	20
Consumer	1,356	1,517

Total charge-offs	3,973	4,314
Recoveries:
Commercial and industrial	55	65
Real estate — construction and land development	14	65
Real estate — mortgage
Single-family	17	27
Commercial	—	—
Other	28	—
Consumer	181	290

Total recoveries	295	447

Net charge-offs	3,678	3,867
Provision for loan losses	5,647	7,454

Allowance for loan losses at end of period	$15,573	$12,546

Loans at end of period, net of unearned income	$1,151,747	$999,156
Average loans, net of unearned income	1,120,293	914,006
Ratio of ending allowance to ending loans	1.35%	1.26%
Ratio of net charge-offs to average loans (1)	0.44%	.42%
Net charge-offs as a percentage of:
Provision for loan losses	65.13%	51.88%
Allowance for loan losses (1)	31.58%	30.82%
Allowance for loan losses as a percentage of nonperforming loans	142.22%	100.99%

(1)	Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at September 30, 2002 was 1.35% compared to 1.26% as of December 31, 2001, which is the approximate average allowance as a percentage of loans for the five-year period ending December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans increased to 142.22% at September 30, 2002 from 101.0% at December 31, 2001.

Net charge-offs were $3.7 million for the first nine months of 2002. The ratio of net charge-offs to average loans on an annualized basis totaled .44% for the first nine months of 2001. The ratio of net charge-offs to average loans averaged .60% for the five year period ended December 31, 2001, with a ratio of ..42% in 2001 and .57% in 2000. Historically, net charge-offs have primarily consisted of commercial and consumer loans. Net commercial loan charge-offs totaled $1.4 million, or 37.7% of total net charge-off loans for the first nine months of 2002 compared to 60.8% of total net charge-off loans for the year 2001. Net consumer loan charge-offs totaled $1.2 million, or 31.4% of total net charge-off loans for the first nine months of 2002 compared with 31.7% of total net charge-off loans for the year 2001. The net charge-offs of real estate construction loans totaled $518,000, or 14.1% of total net charge-off loans for the first nine months of 2002 compared to net recoveries in 2001. This increase is due to charge-offs related to a single loan relationship in North Alabama in the second quarter of 2002.

Nonperforming Loans. Nonperforming loans decreased $1.4 million to $11.0 million as of September 30, 2002 from $12.4 million as of December 31, 2001. As a percentage of net loans, nonperforming loans decreased from 1.24% at December 31, 2001 to .95% at September 30, 2002. The following table represents our nonperforming loans for the dates indicated.

Nonaccrual, Past Due and Restructured Loans

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual	$8,445	$7,941
Past due (contractually past due 90 days or more)	2,505	4,482
Restructured	—	—

	$10,950	$12,423

Nonperforming loans as a percent of loans	.95%	1.24%

The following is a summary of nonperforming loans by category for the dates shown:

	September 30	December 31,
	2002	2001

	(Dollars in thousands)
Commercial and industrial	$4,535	$3,078
Real estate — construction and land development	1,028	2,895
Real estate — mortgages Single-family	2,123	3,089
Commercial	2,147	2,400
Other	435	145
Consumer	682	669
Other	—	147

Total nonperforming loans	$10,950	$12,423

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

In addition to non-performing loans, management has identified $8.3 million in potential problem loans as of September 30, 2002. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-performing in future periods. Of the $8.3 million in potential problem loans, $6.7 million or 80% are attributable to seven relationships concentrated in one geographic location. Of this $6.7 million in loans, $5.2 million are secured by residential and commercial real estate with $4.2 of this amount having a loan to value ratio below 85%. The remaining $1.6 million in potential problem loans outside this concentration are secured primarily by residential real estate. As of September 30, 2002, the bank has allocated $2.3 million in loan loss reserve primarily through substandard and doubtful classification to absorb potential losses on these accounts. Approximately $3.2 million of these loans are considered impaired as discussed below.

Impaired Loans.At September 30, 2002, the recorded investment in impaired loans totaled $14.8 million with approximately $3.9 million in allowance for loan losses specifically allocated to impaired loans. Approximately $5.8 million was added to impaired loans in the second quarter of 2002 from three relationships in North Alabama. We have no commitments to lend additional funds to the borrowers whose loans are impaired.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2002:

	Outstanding	Specific
	Balance	Allowance

	(Dollars in thousands)
Commercial and industrial	$8,620	$2,359
Real estate — construction and land development	2,210	590
Real estate — mortgages	3,790	891
Commercial	3,790	891
Other	142	57
Other	—	—

Total	$14,762	$3,897

Stockholders Equity. At September 30, 2002, total stockholders’ equity was $103.0 million, an increase of $26.1 million from $76.9 million at December 31, 2001. The increase in stockholders’ equity resulted primarily from total comprehensive income of $8.1 million for the first nine months of 2002 and $19.3 million in net proceeds from the sale of common stock. During March 2002, we received $19.3 million in proceeds, net of $1.8 million underwriting discounts and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. We used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2002, there were 118,032 shares held in treasury at a cost of $669,000.

On April 1, 2002, we issued 160,000 shares of restricted common stock to certain directors and key employees. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of the third, fourth and fifth year. The restricted stock was issued at $7.00 per share, or $1,120,000 and classified as a contra-equity account, “Unearned restricted stock,” in stockholders’ equity. The

$1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended September 30, 2002, we have recognized $112,000 in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees that have attained the age of 21 and have completed a year of service. As of September 30, 2002, the ESOP has been internally leveraged with 223,000 shares of our common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares”, in stockholders’ equity.

As of September 30, 2002, the ESOP trustees were in the process of finalizing a promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares, our guaranty and the guaranty of The Bank will secure the promissory note, which will be classified as long-term debt on our consolidated statement of financial condition. As the ESOP repays the debt with our quarterly contributions, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. We recognize compensation expense as the shares are earned and committed to be released during the period. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended September 30, 2002 was $21,000. The ESOP shares as of September 30, 2002 were as follows:

September 30, 2002

Allocated shares	—
Estimated shares committed to be released	2,479
Unreleased shares	220,521

Total ESOP shares	223,000

Fair value of unreleased shares	$1,726,000

     Regulatory Capital.The table below represents the regulatory and minimum regulatory capital requirements at September 30, 2002 for us and our subsidiary (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
Corporation	$134,624	11.58%	$93,022	8.00%	$116,277	10.00%
The Bank	122,893	10.67	92,155	8.00	115,193	10.00

Tier 1 Risk-Based Capital
Corporation	118,740	10.21	46,511	4.00	69,766	6.00
The Bank	108,458	9.42	46,077	4.00	69,116	6.00

Leverage Capital
Corporation	118,740	8.53	55,689	4.00	69,611	5.00
The Bank	108,458	7.85	55,271	4.00	69,089	5.00

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations, and other forward-looking statements: the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; the willingness of users to substitute competitors’ products and services for our products and services; the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; technological changes; changes in consumer spending and savings habits; and regulatory, legal or judicial proceedings;

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this quarterly report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

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

Item 4.  Controls and Procedures

Within 90 days prior to the filing of this quarterly report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on and at the time of the evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation and its consolidated subsidiaries required to be included in this quarterly report.

There have been no significant changes in our internal controls or in other factors that would significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit:

       99 — Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(b)  Report on Form 8-K:

     We filed a Current Report on Form 8-K dated August 14, 2002 pursuant to Item 9 Regulation FD Disclosure of Form 8-K containing as an exhibit the certification by our chief executive and chief financial officers of our report on Form 10-Q for the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Banc Corporation (Registrant)

Date: November 13, 2002	By:	/s/ James A. Taylor

James A. Taylor Chief Executive Officer

Date: November 13, 2002	By:	/s/ David R. Carter

David R. Carter Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, James A. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Banc Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ James A. Taylor

James A. Taylor Chief Executive Officer

CERTIFICATIONS

I, David R. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Banc Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ David R. Carter

David R. Carter Chief Financial Officer