Form 10-Q/A
period 2002-06-30
BANC CORP
filed 2003-04-15
CIK 1065298

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

NOTE: Restated Consolidated Financial Statements

     On February 6, 2003, the Corporation announced that it had identified certain loans extended upon the authorization of the now former president of The Bank’s Bristol, Florida bank group. These loans exceeded that former employee's loan authority and were approved or otherwise extended in violation of The Bank’s lending policies and procedures. Upon discovering these violations, the Corporation, assisted by outside counsel, along with federal and state banking regulators conducted an extensive review of the loan portfolio at the Bristol bank group.

     Based on this review, it was determined that certain loan documents had been improperly executed during the second quarter of 2002 and loan payments had been made through additional extensions of credit in order to conceal problems that existed in the loan portfolio as of that time. In addition, it was determined that certain problem loans had been sold during the second quarter of 2002 by the former employee and simultaneously a full recourse agreement was executed that was concealed from any other members of the Corporation’s management. The loans were sold for their carrying value and no gain or loss was recorded. As a result, the Corporation has restated its financial statements for the three and six month periods ended June 30, 2002.

     The loans for which documents were improperly executed have been reflected as charge-offs as of the date they were executed, all interest which accrued on them has been reversed and additional provision for loan losses has been made for the amounts charged off. The loans which were erroneously reported as sold have been recorded on the statement of condition as of June 30, 2002 and additional provision for loan losses has been made for these loans based on the risk ratings assigned as of that date. One loan for which material payments had been made through additional extensions of credit has been risk rated appropriately and additional provision for loan losses has been made for this loan based on the risk rating assigned. In addition, any interest capitalized into principal through extensions of credit to borrowers determined not to be creditworthy has been reversed.

     As a result of the restatement, the Corporation had a net loss for the three months ended June 30, 2002 of $(5,800,000) or $(.33) per share compared to net income of $2,502,000 or $.14 per share as previously reported and a net loss for the six months ended June 30, 2002 of $(3,621,000) or $(.22) per share compared to net income of $4,688,000 or $.14 per share as previously reported. For a further discussion of the effect of the restatement see Note 10 — RESTATEMENT to the consolidated financial statements.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

The Banc Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(Dollars In Thousands)

	(As Restated, Note 10) June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$39,333	$31,682
Interest bearing deposits in other banks	198	495
Federal funds sold	21,000	20,000
Investment securities available for sale	71,063	68,847
Mortgage loans held for sale	2,826	1,131
Loans, net of unearned income	1,135,903	999,156
Less: Allowance for loan losses	(15,199)	(12,546)

Net loans	1,120,704	986,610

Premises and equipment, net	57,551	47,829
Accrued interest receivable	7,067	7,562
Stock in FHLB and Federal Reserve Bank	9,843	8,505
Other assets	42,709	33,744

Total assets	$1,372,294	$1,206,405

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$118,205	$94,655
Interest-bearing	970,832	857,580

Total deposits	1,089,037	952,235

Advances from FHLB	148,950	135,900
Other borrowed funds	3,023	813
Guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities)	31,000	31,000
Accrued expenses and other liabilities	7,840	9,604

Total liabilities	1,279,850	1,129,552

Stockholders’ Equity
Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—
Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 18,011,502 in 2002 and 14,385,021 in 2001; outstanding 17,723,959 in 2002 and 14,217,371 in 2001	18	14
Surplus	68,269	47,756
Retained earnings	26,708	30,329
Accumulated other comprehensive income (loss)	529	(322)
Treasury stock, at cost	(779)	(924)
Unearned ESOP stock	(1,237)	—
Unearned restricted stock	(1,064)	—

Total stockholders’ equity	92,444	76,853

Total liabilities and stockholders’ equity	$1,372,294	$1,206,405

See Notes to Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(As Restated, Note 10)		(As Restated, Note 10)

Interest income
Interest and fees on loans	$21,913	$20,929	$42,748	$41,210
Interest on investment securities
Taxable	767	1,367	1,415	2,824
Exempt from Federal income tax	110	120	204	294
Interest on federal funds sold	69	441	156	903
Interest and dividends on other investments	113	190	230	377

Total interest income	22,972	23,047	44,753	45,608
Interest expense
Interest on deposits	7,199	10,688	14,821	21,748
Interest on other borrowed funds	2,161	2,027	4,281	3,892
Interest on guaranteed preferred beneficial interest in our subordinated debentures (trust preferred securities)	629	397	1,276	795

Total interest expense	9,989	13,112	20,378	26,435

Net interest income	12,983	9,935	24,375	19,173
Provision for loan losses	14,998	835	16,113	1,630

Net interest income after provision for loan losses	(2,015)	9,100	8,262	17,543
Noninterest income
Service charges and fees on deposits	1,685	1,032	2,881	2,062
Mortgage banking income	668	302	1,382	654
Gain on sale of securities	24	120	24	157
Other income	796	769	1,644	1,580

Total noninterest income	3,173	2,223	5,931	4,453
Noninterest expenses
Salaries and employee benefits	6,069	4,965	11,621	9,558
Occupancy, furniture and equipment expense	1,974	1,746	3,778	3,472
Other	2,679	2,685	5,120	4,832

Total noninterest expenses	10,722	9,396	20,519	17,862

Income (loss) before income taxes	(9,564)	1,927	(6,326)	4,134
Income tax (benefit) expense	(3,757)	532	(2,705)	1,160

Net (loss) income	$(5,807)	$1,395	$(3,621)	$2,974

Basic and diluted net (loss) income per share	$(.33)	$0.10	$(.22)	$0.21

Average common shares outstanding	17,684	14,271	16,144	14,308
Average common shares outstanding, assuming dilution	17,684	14,275	16,144	14,311

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

Notes to Consolidated Financial Statements (As Restated, Note 10)

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

At June 30, 2002, the Corporation had unamortized goodwill in the amount of $6,189,000, which is subject to the provisions of Statements 141 and 142. The adoption of Statement 142 is expected to eliminate amortization expense of $192,000 ($127,000 net of tax or approximately $.01 per share) in 2002. During the first quarter of 2002, the Corporation performed the first of the required impairment tests of goodwill and intangible assets with indefinite lives. No impairment was noted. The following table sets forth the reconcilement of net (loss) income and (loss) earnings per share excluding goodwill amortization for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2002 (in thousands, except per share data):

	For the six-month period
	ended June 30,

	2002	2001

Reported net (loss) income	$(3,621)	$2,974
Add back: goodwill amortization	—	64

Adjusted net (loss) income	$(3,621)	$3,038

Basic and diluted net (loss) income per common share:
Reported net (loss) income	$(.22)	$.21
Add back: goodwill amortization	—	—

Adjusted net (loss) income	$(.22)	$.22

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

	For the six-month period
	ended June 30,

	2002	2001

Interest income	$45,648	$49,605
Interest expense	20,805	28,772

Net interest income	24,843	20,833
Provision for loan losses	16,930	1,726
Noninterest income	6,101	4,716
Noninterest expense	21,755	19,046

(Loss) income before income taxes	(7,741)	4,777
Income tax (benefit) expense	(3,145)	1,507

Net (loss) income	$(4,596)	$3,270

Basic and diluted net (loss) income per common share	$(.28)	$.23

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

		Florida
	Alabama Region	Region	Combined
Three months ended June 30, 2002
Net interest income	$7,350	$5,633	$12,983
Provision for loan losses	1,696	13,302	14,998
Noninterest income	2,335	838	3,173
Noninterest expense(1)	7,253	3,469	10,722
Income tax (benefit) expense	256	(4,013)	(3,757)
Net (loss) income	480	(6,287)	(5,807)
Total assets	912,329	459,965	1,372,294
Three months ended June 30, 2001
Net interest income	$6,126	$3,809	$9,935
Provision for loan losses	635	200	835
Noninterest income	2,075	148	2,223
Noninterest expense(1)	7,099	2,297	9,396
Income tax expense	90	442	532
Net income	377	1,018	1,395
Total assets	864,116	291,258	1,155,374
Six months ended June 30, 2002
Net interest income	$13,813	$10,562	$24,375
Provision for loan losses	2,326	13,787	16,113
Noninterest income	4,539	1,392	5,931
Noninterest expense(1)	14,002	6,517	20,519
Income tax (benefit) expense	714	(3,419)	(2,705)
Net (loss) income	1,310	(4,931)	(3,621)
Six months ended June 30, 2001
Net interest income	$12,241	$6,932	$19,173
Provision for loan losses	1,100	530	1,630
Noninterest income	3,741	712	4,453
Noninterest expense(1)	13,667	4,195	17,862
Income tax expense	200	960	1,160
Net income	1,015	1,959	2,974

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

NOTE 5 — NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Numerator:
For basic and diluted, net (loss) income	$(5,807)	$1,395	$(3,621)	$2,974

Denominator:
For basic, weighted average common shares outstanding	17,684	14,271	16,144	14,308
Effect of dilutive stock options and restricted stock	—	4	—	3

Average diluted common shares outstanding	17,684	14,275	16,144	14,311

Basic and diluted net (loss) income per share	$(.33)	$.10	$(.22)	$.21

Options to purchase 355,000 and 193,000 shares of common stock were not included in computing diluted net loss per share for the three and six month periods ended June 30, 2002, respectively, because their effects were antidilutive.

NOTE 6 — COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income was $(5,042,000) and $(2,777,000), respectively, for the three and six-month periods ended June 30, 2002, and $1,300,000 and $3,387,000, respectively, for the three and six-month periods ended June 30, 2001. Total comprehensive (loss) income consists of net (loss) income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

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

NOTE 10 — RESTATEMENT

      On February 6, 2003, the Corporation announced that it had identified certain loans extended upon the authorization of the now former president of The Bank’s Bristol, Florida bank group. These loans exceeded that former employee’s loan authority and were approved or otherwise extended in violation of The Bank’s lending policies and procedures. Upon discovering these violations, the Corporation, assisted by outside counsel, along with federal and state banking regulators conducted an extensive review of the loan portfolio at the Bristol bank group.

      Based on this review, it was determined that certain loan documents had been improperly executed during the second quarter of 2002 and loan payments had been made through additional extensions of credit in order to conceal problems that existed in the loan portfolio as of that time. In addition, it was determined that certain problem loans had been sold during the second quarter of 2002 by the former employee and simultaneously a full recourse agreement was executed that was concealed from any other members of the Corporation’s management. The loans were sold for their carrying value and no gain or loss was recorded. As a result, the Corporation has restated its financial statements for the three and six month periods ended June 30, 2002.

     The loans for which documents were improperly executed have been reflected as charge-offs as of the date they were executed, all interest which accrued on them has been reversed and additional provision for loan losses has been made for the amounts charged off. The loans which were erroneously reported as sold have been recorded on the statement of condition as of June 30, 2002 and additional provision for loan losses has been made for these loans based on the risk ratings assigned as of that date. One loan for which material payments had been made through additional extensions of credit has been risk rated appropriately and additional provision for loan losses has been made for this loan based on the risk rating assigned. In addition, any interest capitalized into principal through extensions of credit to borrowers determined not to be creditworthy has been reversed.

      As a result of the restatement, the Corporation had a net loss for the three months ended June 30, 2002 of $(5,807,000) or $(.33) per share compared to net income of $2,502,000 or $.14 per share as previously reported and a net loss for the six months ended June 30, 2002 of $(3,621,000) or $(.22) per share compared to net income of $4,688,000 or $.14 per share as previously reported.

      A summary of the effects of the restatement on the Corporation’s consolidated statement of condition and statements of operations follows:

	June 30, 2002

Statement of Condition	As previously	As
(in thousands)	Reported	Restated

Loans	$1,144,983	$1,135,903
Allowance for loan losses	(14,102)	$(15,199)
Accrued interest receivable	7,260	7,067
Accrued expenses and other liabilities	9,901	7,840
Retained earnings	35,017	26,708

	For the three		For the six
	months ended		months ended
	June 30, 2002		June 30, 2002

	As		As
Statement of Operations	previously		previously
(in thousands)	Reported	As Restated	Reported	As Restated

Interest and fees on loans	$22,106	$21,913	$42,941	$42,748
Total interest income	23,165	22,972	44,946	44,753
Net interest income	13,176	12,983	24,568	24,375
Provision for loan losses	2,002	14,998	3,117	16,113
Income (loss) before income taxes	3,625	(9,564)	6,863	(6,326)
Income tax expense (benefit)	1,123	(3,757)	2,175	(2,705)
Net income (loss)	2,502	(5,807)	4,688	(3,621)
Basic and diluted net income (loss) per share	.14	(.33)	.29	(.22)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 10 to the consolidated financial statements, we have restated our financial statements for the three and six months ended June 30, 2002. The accompanying Management’s Discussion and Analysis of Financial Condition gives effect to the restatement.

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

Financial Overview

Total assets were $1.372 billion at June 30, 2002, an increase of $166 million, or 13.8% from $1.207 billion as of December 31, 2001. Total loans, net of unearned income, were $1.136 billion at June 30, 2002, an increase of $137 million, or 13.7% from $999 million as of December 31, 2001. Total deposits were $1.089 billion at June 30, 2002, an increase of $137 million, or 14.4% from $952 million as of December 31, 2001. Total stockholders’ equity was $92 million at June 30, 2002, an increase of $15 million, or 20.3% from $77 million as of December 31, 2001. The acquisition of CF Bancshares, Inc., headquartered in Port St. Joe, Florida (“CF Bancshares”), on February 15, 2002 added approximately $100 million in total assets, $88 million in total loans and $77 million in total deposits.

Results of Operations

Our net loss for the three-month period ended June 30, 2002 was $5.8 million compared to net income of $1.4 million for the three-month period ended June 30, 2001, a decrease of $7.2 million. Our basic net loss per share was $.33 for the second quarter of 2002 down from net income of $.10 per share for the second quarter of 2001.

Our net loss for the six-month period ended June 30, 2002 was $3.6 million compared to net income of $3.0 million for the six-month period ended June 30, 2001, a decrease of $6.6 million. Our basic net loss per share was $.22 for the first six months of 2002 down from net income per share of $.21 per share for the first six months of 2001. Our return on average assets, on an annualized basis, was (.56)% for the first six months of 2002 compared to .54% for the first six months of 2001. Our return on average stockholders’ equity, on an annualized basis, was (8.15)% for the first six months of 2002 compared to 7.87% for the first six months of 2001. Our book value per share at June 30, 2002 was $5.22 compared to $5.41 as of December 31, 2001, and our tangible book value per share at June 30, 2002 was $4.47 compared to $4.98 as of December 31, 2001. The decrease in tangible book value was primarily a result of the loan loss provision and a $7.4 million addition to intangible assets related to the CF Bancshares acquisition.

The decrease in our net income during the second quarter of 2002 compared with the second quarter of 2001 is primarily the result of the loan loss provision offset by an increase in net interest income. The provision for loan losses increased to $15.0 million during the second quarter of 2002 from $835,000 in the second quarter of 2001. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $3.1 million, or 30.7% to $13.0 million for the second quarter of 2002 from $9.9 million for the second quarter of 2001. The increase in net interest income was primarily due to a $3.1 million, or 23.8% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 192 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.56% for the second quarter of 2002 compared to 5.48% for the second quarter of 2001. Our net interest spread and net interest margin were 4.00% and 4.28%, respectively, for the second quarter of 2002, compared to 3.50% and 3.88% for the second quarter of 2001.

Our average interest-earning assets for the second quarter of 2002 increased $189 million, or 18.3% to $1.222 billion from $1.033 billion in the second quarter of 2001. This growth in our average interest-earning assets was primarily funded by a $167 million, or 17.4 % increase in our average interest-bearing liabilities to $1.127 billion for the second quarter of 2002 from $960 million for the second quarter of 2001. Our ratio of average interest-earning assets to average interest-bearing liabilities was 108.5% and 107.6% for the second quarters of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.56% for the second quarter of 2002 compared to 8.98% for the second quarter of 2001. The 142 basis point decline in the yield was offset by both a 192 basis point decline in the average rate paid on interest-bearing liabilities and a $250 million, or 28.3 % increase in the average volume of loans from $880 million in the second quarter of 2001 to $1.130 billion in the second quarter of 2002.

The decrease in our net income during the first six months of 2002 compared with the first six months of 2001 is primarily the result of an increase in the provision for loan losses offset by an increase in net interest income. The provision for loan losses increased to $16.1 million for the first six months of 2002 from $1.6 million for the first six months of 2001. Net interest income increased $5.2 million, or 27.1% to $24.4 million for the first six months of 2002 from $19.2 million for the first six months of 2001. The increase in net interest income was primarily due to a $6.1 million, or 22.9% decrease in total interest expense offset by a $855,000, or 1.9% decrease in total interest income. The decline in total interest expense is primarily attributable to a 207 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.71% for the first six months of 2002 compared to 5.78% for the first six months of 2001. Our net interest spread and net interest margin were 3.89% and 4.15%, respectively, for the first six months of 2002, compared to 3.36% and 3.86% for the first six months of 2001.

Our average interest-earning assets for the first six months of 2002 increased $181 million, or 17.9% to $1.191 billion from $1.010 billion in the first six months of 2001. This growth in our average interest-earning assets was primarily funded by a $183 million, or 19.9 % increase in our average interest-bearing liabilities to $1.106 billion for the first six months of 2002 from $923 million for the first six months of 2001. The ratio of our average interest-earning assets to average interest-bearing liabilities was 107.2% and 97.2% for the first six months of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.60% for the first six months of 2002 compared to 9.14% for the first six months of 2001. The 154 basis point decline in the yield was offset by both a 207 basis point decline in the average rate paid on interest-bearing liabilities and a $242 million, or 28.3 % increase in the average volume of loans from $859 million in the first six months of 2001 to $1.101 billion in the first six months of 2002.

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

	Three Months Ended June 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest- earning assets:
Loans, net of unearned income(1)	$1,129,680	$21,913	7.78%	$880,223	$20,929	9.54%
Investment securities
Taxable	52,294	767	5.88	90,584	1,367	6.05
Tax-exempt(2)	8,983	167	7.44	10,075	182	7.25

Total investment securities	61,277	934	6.11	100,659	1,549	6.17
Federal funds sold	20,567	69	1.35	39,529	441	4.47
Other investments	10,375	113	4.37	12,087	190	6.31

Total interest-earning assets	1,221,899	23,029	7.56	1,032,498	23,109	8.98
Noninterest-earning assets:
Cash and due from banks	32,028			40,956
Premises and equipment	54,123			44,628
Accrued interest and other assets	48,789			37,476
Allowance for loan losses	(13,855)			(9,496)

Total assets	$1,342,984			$1,146,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$282,990	912	1.29	$239,728	2,288	3.83
Savings deposits	38,304	68	0.71	31,148	156	2.01
Time deposits	619,612	6,219	4.03	530,403	8,244	6.23
Other borrowings	154,817	2,161	5.60	143,718	2,027	5.66
Guaranteed preferred beneficial interest in our subordinated debentures	31,000	629	8.14	15,000	397	10.62

Total interest-bearing liabilities	1,126,723	9,989	3.56	959,997	13,112	5.48
Noninterest-bearing liabilities:
Demand deposits	106,887			100,952
Accrued interest and other liabilities	9,312			7,756
Stockholders’ equity	100,062			77,357

Total liabilities and stockholders’ equity	$1,342,984			$1,146,062

Net interest income/net interest spread		13,040	4.00%		9,997	3.50%

Net yield on earning assets			4.28%			3.88%

Taxable equivalent adjustment:
Investment securities(2)		57			62

Net interest income		$12,983			$9,935

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$984	$(4,291)	$5,275
Interest on securities:
Taxable	(600)	(37)	(563)
Tax-exempt	(15)	5	(20)
Interest on federal funds	(372)	(220)	(152)
Interest on other investments	(77)	(53)	(24)

Total interest income	(80)	(4,596)	4,516

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,376)	(1,731)	355
Interest on savings deposits	(88)	(118)	30
Interest on time deposits	(2,025)	(3,249)	1,224
Interest on other borrowings	134	(22)	156
Interest on guaranteed preferred beneficial interest in our subordinated debentures	232	(111)	343

Total interest expense	(3,123)	(5,231)	2,108

Net interest income	$3,043	$635	$2,408

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Six Months Ended June 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$1,101,111	$42,748	7.83%	$858,981	$41,210	9.67%
Investment securities
Taxable	52,115	1,415	5.48	91,079	2,824	6.25
Tax-exempt(2)	8,302	309	7.51	12,051	445	7.45

Total investment securities	60,417	1,724	5.75	103,130	3,269	6.39
Federal funds sold	18,268	156	1.72	36,132	903	5.04
Other investments	10,886	230	4.26	11,767	377	6.46

Total interest-earning assets	1,190,682	44,858	7.60	1,010,010	45,759	9.14
Noninterest-earning assets:
Cash and due from banks	30,110			29,618
Premises and equipment	52,337			44,243
Accrued interest and other assets	48,110			40,704
Allowance for loan losses	(13,592)			(9,363)

Total assets	$1,307,647			$1,115,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$277,437	1,858	1.35	$201,388	4,267	4.27
Savings deposits	37,324	125	0.68	32,243	386	2.41
Time deposits	609,600	12,838	4.25	541,782	17,095	6.36
Other borrowings	151,018	4,281	5.72	132,518	3,892	5.92
Guaranteed preferred beneficial interest in our subordinated debentures	31,000	1,276	8.30	15,000	795	10.69

Total interest-bearing liabilities	1,106,379	20,378	3.71	922,931	26,435	5.78
Noninterest-bearing liabilities:
Demand deposits	102,706			108,301
Accrued interest and other liabilities	9,016			7,800
Stockholders’ equity	89,546			76,180

Total liabilities and stockholders’ equity	$1,307,647			$1,115,212

Net interest income/net interest spread		24,480	3.89%		19,324	3.36%

Net yield on earning assets			4.15%			3.86%

Taxable equivalent adjustment:
Investment securities(2)		105			151

Net interest income		$24,375			$19,173

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2002 and 2001.

	Six Months Ended June 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,538	$(8,738)	$10,276
Interest on securities:
Taxable	(1,409)	(315)	(1,094)
Tax-exempt	(136)	3	(139)
Interest on federal funds	(747)	(427)	(320)
Interest on other investments	(147)	(121)	(26)

Total interest income	(901)	(9,598)	8,697

Expense from interest-bearing liabilities:
Interest on demand deposits	(2,409)	(3,627)	1,218
Interest on savings deposits	(261)	(314)	53
Interest on time deposits	(4,257)	(6,197)	1,940
Interest on other borrowings	389	(136)	525
Interest on guaranteed preferred beneficial interest in our subordinated debentures	481	(211)	692

Total interest expense	(6,057)	(10,485)	4,428

Net interest income	$5,156	$887	$4,269

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

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

Noninterest expense. Our noninterest expense increased $1.3 million, or 14.1% to $10.7 million for second quarter of 2002 from $9.4 million for the second quarter of 2001. As a percentage of our net interest income, noninterest expenses declined from 94.6% during the second quarter of 2001 to 82.5% during the second quarter of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 65.4% during the second quarter of 2002 compared to 76.9% during the second quarter of 2001 and 77.2% for the year 2001. Salaries and benefits increased $1.1 million, or 22.2% to $6.1 million for the second quarter of 2002 from $5.0 million for the second quarter of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses increased $222,000, or 5.0% to $4.6 million for the second quarter of 2002 from $4.4 million for the second quarter of 2001.

Our noninterest expense increased $2.6 million, or 14.9% to $20.5 million for first six months of 2002 from $17.9 million for the first six months of 2001. As a percentage of our net interest income, noninterest expenses declined from 93.2% during the first six months of 2001 to 84.2% during the first six months of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 67.0% during the first six months of 2002 compared to 75.1% during the first six months of 2001 and 77.2% for the year 2001. Salaries and benefits increased $2.1 million, or 21.6% to $11.6 million for the first six months of 2002 from $9.5 million for the first six months of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses increased $594,000, or 7.2% to $8.9 million for the first six months of 2002 from $8.3 million for the first six months of 2001.

Income tax expense. Our income tax benefit was $3.8 million for the second quarter of 2002, compared to an income tax expense of $532,000 for the second quarter of 2001 and $2.7 million tax benefit for the first six months of 2002, compared to $1.2 million tax expense for the first six months of 2001. The primary difference in our effective rate and the federal statutory rate (34%) for the three and six-month periods ended June 30, 2002 is due to certain tax-exempt income from investments and insurance policies. The primary difference in the three and six-month periods ended June 30, 2001 is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

Provision for Loan Losses. Our provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan losses consists primarily of valuation allowances for impaired and classified loans. The valuation allowances for impaired loans are assigned based on specific analyses of individual loans and the underlying collateral. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven-point scale, with the loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss. Reserve percentages assigned to homogeneous and non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, national and local economic conditions, and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level.

The provision for loan losses was $15.0 million for the second quarter of 2002 compared to $835,000 for the second quarter of 2001 and $16.1 million for the first six months of 2002 compared to $1.6 million for the first six months of 2001. During the first six months of 2002, the Corporation had net charged-off loans totaling $14.5 million compared to net charged-off loans of $1.1 million in the first six months of 2001. The ratio of net charged-off loans to the provision for loan losses was 90.1% in the first six months of 2002 compared to 66.3% for the first six months of 2001 and 51.9% for the year 2001. The annualized ratio of net charged-off loans to average loans was 2.66% in the first six months of 2002 compared to .25% for the first six months of 2001 and .42% for the year 2001. The allowance for loan losses totaled $15.2 million, or 1.34% of loans, net of unearned income at June 30, 2002 compared to $12.6 million, or 1.26% of loans, net of unearned income at December 31, 2001. See “Allowance for Loan Losses” section for additional discussion.

Financial Condition

Our total assets were $1.372 billion at June 30, 2002, an increase of $166 million, or 13.8% from $1.206 billion as of December 31, 2001. The increase in total assets includes approximately $100 million in assets from the CF Bancshares acquisition of which approximately $88 million were loans. Our average total assets for the first six months of 2002 totaled $1.308 billion, which was supported by average total liabilities of $1.218 billion and average total stockholders’ equity of $90 million.

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

Loans, net of unearned income. Our loans, net of unearned income, totaled $1.136 billion at June 30, 2002, an increase of 13.7%, or $137 million from $999 million at December 31, 2001. Our average loans totaled $1.101 billion for the first six months of 2002 compared to $859 million for the first six months of 2001. Our average loans totaled $1.130 billion for the second quarter of 2002 compared to $880.2 million for the second quarter of 2001. Approximately $88 million of our loans were acquired in the CF Bancshares acquisition. Of the approximately $48 million increase in our loans, exclusive of the CF Bancshares acquisition, 44.0%, or $21 million were produced by branches in the Alabama region and the other 56.0%, or $27 million were produced by branches in the Florida region.

Our loans, net of unearned income, comprised 91.5% of our interest-earning assets at June 30, 2002, compared to 91.0% at December 31, 2001. Our loan portfolio produced an average yield of 7.8% for the second quarter of 2002 compared to 9.5% for the second quarter of 2001 and 7.8% for the first six months of 2002 compared to 9.7% for the first six months of 2001. This decline in yield was offset by respective basis point declines of 192 and 200 in the average cost of the funds that support our loan portfolio.

The following table details the distribution of our loan portfolio by category as of June 30, 2002 and December 31, 2001:

Distribution of Loans by Category

(Dollars in Thousands)

	June 30, 2002		December 31, 2001

		Percent		Percent
		of		of
	Amount	Total	Amount	Total

Commercial and industrial	$278,201	24.5%	$261,196	26.1%
Real estate — construction and land development	217,201	19.1	200,250	20.0
Real estate — mortgage
Single-family (1)	282,239	24.8	224,736	22.5
Commercial	240,385	21.1	194,535	19.5
Other	25,533	2.2	24,140	2.4
Consumer	87,451	7.7	91,421	9.1
Other	6,072	.6	3,784	.4

Total loans	1,137,082	100.0%	1,000,062	100.0%

Unearned income	(1,179)		(906)
Allowance for loan losses	(15,199)		(12,546)

Net loans	$1,120,704		$986,610

(1)	The increase in the single-family loans was primarily attributable to the CF Bancshares acquisition.

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

Reserve percentages assigned to homogeneous and non-rated loans are based on historical charge-off experience adjusted for other risk factors.

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

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:

Summary of Loan Loss Experience

	Six-Month Period
	Ended	Year Ended
	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,546	$8,959
Allowance of acquired bank	1,058	—
Charge-offs:
Commercial and industrial	12,171	2,415
Real estate — construction and land development	532	48
Real estate — mortgage Single-family	71	184
Commercial	152	130
Other	31	20
Consumer and other loans	1,770	1,517

Total charge-offs	14,727	4,314
Recoveries:
Commercial and industrial	51	65
Real estate — construction and land development	14	65
Real estate — mortgage Single-family	15	27
Commercial	—	—
Other	17	—
Consumer and other loans	112	290

Total recoveries	209	447

Net charge-offs	14,518	3,867
Provision for loan losses	16,113	7,454

Allowance for loan losses at end of period	$15,199	$12,546

Loans at end of period, net of unearned income	$1,135,903	$999,156
Average loans, net of unearned income	1,101,111	914,006
Ratio of ending allowance to ending loans	1.34%	1.26%
Ratio of net charge-offs to average loans (1)	2.66%	.42%
Net charge-offs as a percentage of:
Provision for loan losses	90.10%	51.88%
Allowance for loan losses (1)	192.62%	30.82%
Allowance for loan losses as a percentage of nonperforming loans	107.29%	100.99%

(1)	Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at June 30, 2002 was 1.34% compared to 1.26% as of December 31, 2001, which is the approximate average allowance as a percentage of loans for the five-year period ending December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans increased to 107.3% at June 30, 2002 from 101.0% at December 31, 2001.

Net charge-offs were $14.5 million for the first six months of 2002. The ratio of net charge-offs to average loans on an annualized basis totaled 2.66% for the first six months of 2002. The ratio of net charge-offs to average loans averaged .97% for the five year period ended December 31, 2001, with a ratio of .42% in 2001 and .57% in 2000. Historically, net charge-offs have primarily consisted of commercial and consumer loans. Net commercial loan charge-offs totaled $12.1 million, or 83.5% of total net charge-off loans for the first six months of 2002 compared to 60.8% of total net charge-off loans for the year 2001. Net consumer and other loan charge-offs totaled $1.6 million, or 11.3% of total net charge-off loans for the first six months of 2002 compared with 31.7% of total net charge-off loans for the year 2001. The net charge-offs of real estate construction loans totaled $518,000, or 3.6% of total net charge-off loans for the first six months of 2002 compared to net recoveries in 2001. This increase is due to charge-offs related to four loan relationships in Bristol, Florida and one loan relationship North Alabama in the second quarter of 2002.

Nonperforming Loans. Nonperforming loans increased $1.8 million to $14.2 million as of June 30, 2002 from $12.4 million as of December 31, 2001. As a percentage of net loans, nonperforming loans were 1.24% at December 31, 2001 and at June 30, 2002. The following table represents our nonperforming loans for the dates indicated:

Nonaccrual, Past Due and Restructured Loans

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual	$12,502	$7,941
Past due (contractually past due 90 days or more)	1,664	4,482
Restructured	—	—

	$14,166	$12,423

Nonperforming loans as a percent of loans	1.24%	1.24%

The following is a summary of nonperforming loans by category for the dates shown:

	June 30	December 31,
	2002	2001

	(Dollars in thousands)
Commercial and industrial	$6,750	$3,078
Real estate — construction and land development	971	2,895
Real estate — mortgages Single-family	2,331	3,089
Commercial	3,052	2,400
Other	508	145
Consumer	554	669
Other	—	147

Total nonperforming loans	$14,166	$12,423

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

Impaired Loans. At June 30, 2002, the recorded investment in impaired loans totaled $18.0 million with approximately $3.8 million in allowance for loan losses specifically allocated to impaired loans. Approximately $8.8 million was added to impaired loans in the second quarter of 2002 from three loan relationships in North Alabama and one in Bristol, Florida. We have no commitments to loan additional funds to the borrowers whose loans are impaired.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2002:

	Outstanding	Specific
	Balance	Allowance

	(Dollars in thousands)
Commercial and industrial	$9,834	$2,281
Real estate — construction and land development	2,396	150
Real estate — mortgages
Commercial	4,708	991
Other	774	85
Other	331	301

Total	$18,043	$3,808

In addition to impaired loans, management has identified $9.3 million in potential problem loans as of June 30, 2002. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-performing in future periods. Of the $9.3 million in potential problem loans, $2.8 million or 30% is attributable to three relationships located primarily in North Alabama of which $1.9 million is secured by real estate; and $5.6 million or 60% is attributable to three relationships in Northwest Florida of which $768 thousand is secured by commercial and residential real estate. All potential problem loans secured by real estate totaled $3.5 million; $4.9 million of the remaining $5.8 million is secured by commercial equipment and $937 thousand is unsecured.

Stockholders’ Equity. At June 30, 2002, total stockholders’ equity was $92.4 million, an increase of $15.5 million from $76.9 million at December 31, 2001. The increase in stockholders’ equity resulted primarily from $19.3 million in net proceeds from the sale of common stock offset by total comprehensive loss of $1.1 million. During March 2002, we received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. We used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2002 there were 139,078 shares held in treasury at a cost of $779,000.

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

Regulatory Capital.The table below represents our and our subsidiary’s regulatory and minimum regulatory capital requirements at June 30, 2002 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Corporation	$123,856	10.91%	$90,816	8.00%	$113,520	10.00%
The Bank	110,843	9.86	89,948	8.00	112,435	10.00
Tier 1 Risk-Based Capital Corporation	104,888	9.24	45,408	4.00	68,112	6.00
The Bank	96,789	8.61	44,974	4.00	67,461	6.00
Leverage Capital Corporation	104,888	7.89	53,189	4.00	66,486	5.00
The Bank	96,789	7.34	52,730	4.00	65,912	5.00

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q/A, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality, the adequacy of our allowance for loan losses and other financial data and capital and performance ratios.

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

CEO and CFO Certification

     Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

Evaluation of Disclosures Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing of this quarterly report, we conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

     Prior to the discovery of the Bristol, Florida bank group situation, which ultimately caused us to restate our financial statements for the second and third quarters of 2002, we were in the process of enhancing our internal controls for financial reporting. In the fourth quarter of 2002, we instituted a peer review system to supplement our existing independent loan review function; we increased our loan review staffing; and we also established a centralized loan administration services department to serve all of our bank locations, thereby providing standardized oversight for compliance with approval authorities and bank lending policies and procedures. We also hired additional personnel for our credit risk management department.

     Although the Bristol, Florida bank group loan problems resulted from a former employee’s intentional circumvention of our existing internal controls, and although we discovered these problems as a result of the peer review system we implemented in the fourth quarter of 2002, we and our independent auditors are nonetheless treating those circumstances as reflecting material weaknesses in our internal controls with respect to the monitoring of loan risk ratings, the timely review of the loan portfolio by our loan review function, the monitoring of past due loans and the monitoring of loan approval and a loan officer’s ability to originate loans in excess of authorized lending limits.

     These concerns are being addressed in part by the actions we instituted during the fourth quarter of 2002. Going forward, we intend to centralize the loan operations of all of our branch groups in order to provide an enhanced degree of centralized supervision, monitoring and accountability. We believe that we will have this centralization completed within the next twelve months.

     We have disclosed and discussed these issues and responses with our Audit Committee and independent auditors.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

While we are a party to various legal proceedings arising in the ordinary course of business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially adversely affect our business, financial condition or results of operations. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of the pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.

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

The Banc Corporation
(Registrant)

Date: April 14, 2003	By: /s/ James A. Taylor, Jr.

James A. Taylor, Jr.
President and Chief Operating Officer

Date: April 14, 2003	By: /s/ David R. Carter

David R. Carter
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, James A. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of The Banc Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By:	/s/ James A. Taylor

James A. Taylor Chief Executive Officer

31

CERTIFICATIONS

I, David R. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of The Banc Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By:	/s/ David R. Carter

David R. Carter Chief Financial Officer

32