Form 10-Q/A
period 2002-09-30
BANC CORP
filed 2003-04-15
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC

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

     Based on this review, it was determined that certain loan documents had been improperly executed during the second quarter of 2002. It was also determined that certain problem loans had been sold during the second and third quarter of 2002 by the former employee and simultaneously a full recourse agreement was executed that was concealed from any other members of the Corporation’s management. The loans were sold for their carrying value and no gain or loss was recorded. In addition, loan payments had been made through additional extensions of credit in order to conceal problems that existed in the loan portfolio as of that time. As a result, the Corporation has restated its financial statements for the three and nine month periods ended September 30, 2002.

     The loans for which documents were improperly executed have been reflected as charge-offs as of the date they were executed, and all interest which accrued on them has been reversed and additional provision for loan losses has been made for the amounts charged off. The loans which were erroneously reported as sold have been recorded on the condensed consolidated statement of condition as of September 30, 2002 and additional provision for loan losses has been made for these loans based on the risk ratings assigned as of that date. Loans for which material payments had been made through additional extensions of credit have been risk rated appropriately and additional provision for loan losses has been made for these loans on the risk ratings assigned. In addition, any interest capitalized into principal through extensions of credit to borrowers determined not to be creditworthy has been reversed.

     As a result of the restatement, the Corporation had net income for the three months ended September 30, 2002 of $2,073,000 or $.12 per share compared to net income of $2,550,000 or $.15 per share as previously reported and net loss for the nine months ended September 30, 2002 of $(1,548,000) or $(.09) per share compared to net income of $7,238,000 or $.44 per share as previously reported. For a further discussion of the effects of the restatement see Note 10 — Restatement to the consolidated financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Dollars In Thousands)

	(As Restated, Note 10)
	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$35,121	$31,682
Interest-bearing deposits in other banks	13,491	495
Federal funds sold	32,000	20,000
Investment securities available for sale	61,329	68,847
Mortgage loans held for sale	3,306	1,131
Loans, net of unearned income	1,144,530	999,156
Less: Allowance for loan losses	(17,233)	(12,546)

Net loans	1,127,297	986,610

Premises and equipment, net	58,871	47,829
Accrued interest receivable	6,947	7,562
Stock in FHLB and Federal Reserve Bank	9,843	8,505
Other assets	56,390	33,744

Total assets	$1,404,595	$1,206,405

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$114,737	$94,655
Interest-bearing	999,656	857,580

Total deposits	1,114,393	952,235
Advances from FHLB	148,750	135,900
Other borrowed funds	6,172	813
Guaranteed preferred beneficial interests in our subordinated debentures (trust preferred securities)	31,000	31,000
Accrued expenses and other liabilities	10,067	9,604

Total liabilities	1,310,382	1,129,552
Stockholders’ Equity Preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued -0-	—	—
Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 18,011,502 in 2002 and 14,385,021 in 2001; outstanding 17,672,949 in 2002 and 14,217,371 in 2001	18	14
Surplus	68,317	47,756
Retained Earnings	28,781	30,329
Accumulated other comprehensive income (loss)	589	(322)
Treasury stock, at cost	(669)	(924)
Unearned ESOP stock	(1,815)	—
Unearned restricted stock	(1,008)	—

Total stockholders’ equity	94,213	76,853

Total liabilities and stockholders’ equity	$1,404,595	$1,206,405

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(As Restated, Note 10)		(As Restated, Note 10)
Interest income
Interest and fees on loans	$21,768	$21,253	$64,516	$62,463
Interest on investment securities
Taxable	742	1,086	2,157	3,910
Exempt from Federal income tax	104	88	308	382
Interest on federal funds sold	114	275	270	1,178
Interest and dividends on other investments	151	121	381	498

Total interest income	22,879	22,823	67,632	68,431
Interest expense
Interest on deposits	7,460	9,925	22,281	31,673
Interest on other borrowed funds	2,171	1,957	6,452	5,849
Interest on guaranteed preferred beneficial interest in our subordinated debentures (trust preferred securities)	626	657	1,902	1,452

Total interest expense	10,257	12,539	30,635	38,974

Net interest income	12,622	10,284	36,997	29,457
Provision for loan losses	2,969	925	19,082	2,555

Net interest income after provision for loan losses	9,653	9,359	17,915	26,902
Noninterest income
Service charges and fees on deposits	1,660	993	4,541	3,055
Mortgage banking income	843	331	2,225	985
Gain on sale of securities	503	993	527	1,150
Other income	1,166	520	2,810	2,100

Total noninterest income	4,172	2,837	10,103	7,290
Noninterest expenses
Salaries and employee benefits	6,225	4,700	17,846	14,258
Occupancy, furniture and equipment expense	1,931	1,691	5,709	5,163
Other	2,800	3,509	7,920	8,341

Total noninterest expenses	10,956	9,900	31,475	27,762

Income (loss) before income taxes	2,869	2,296	(3,457)	6,430
Income tax expense (benefit)	796	721	(1,909)	1,881

Net income	$2,073	$1,575	$(1,548)	$4,549

Basic net income per share	$0.12	$0.11	$(.09)	$0.32

Diluted net income per share	$0.12	$0.11	$(.09)	$0.32

Average common shares outstanding	17,532	14,248	16,612	14,288
Average common shares outstanding, assuming dilution	17,861	14,311	16,850	14,310

See Notes to Condensed Consolidated Financial Statements.

The Banc Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars In Thousands)

	Nine Months Ended
	September 30

	2002	2001

Net cash provided by operating activities	$14,448	$8,227

Cash flows from investing activities:
Net (increase)decrease in interest-bearing deposits in other banks	(12,996)	1,834
Net increase in federal funds sold	(12,000)	(15,880)
Proceeds from sales of securities available for sale	13,729	49,461
Proceeds from maturities of investment securities available for sale	32,023	44,920
Purchases of investment securities available for sale	(33,900)	(67,753)
Net increase in loans	(68,388)	(169,414)
Purchases of premises and equipment	(10,392)	(5,103)
Net cash paid in business combination	(8,619)	—
Other investing activities	(15,525)	(1,537)

Net cash used by investing activities	(116,068)	(163,472)

Cash flows from financing activities:
Net increase in deposit accounts	84,667	117,646
Net increase in FHLB advance and other borrowings	2,959	32,059
Proceeds from note payable	14,000	—
Principal payment on note payable	(14,000)	—
Proceeds from trust preferred securities	—	16,000
Proceeds from sale of common stock	19,292	—
Purchase of ESOP shares	(1,835)	—
Purchase of treasury stock	(24)	(543)

Net cash provided by financing activities	105,059	165,162

Net increase in cash and due from banks	3,439	9,917
Cash and due from banks at beginning of period	31,682	36,691

Cash and due from banks at end of period	$35,121	$46,608

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated, Note 10)

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

This Statement is effective for acquisitions which occur after September 30, 2002; the transition provisions for previously recognized unidentifiable intangibles are effective after September 30, 2002 with earlier application permitted. As such, the Corporation has reclassified to goodwill approximately $5.1 million in unidentifiable intangible assets which arose from a business combination in North Alabama. Amortization expense of $113,000, net after-tax, has been reversed from the third quarter 2002 income statement. The after-tax effect of the reversal is not considered material.

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

	For the nine-month period
	ended September 30,

	2002	2001

Reported net income	$(1,548)	$4,549
Add back: goodwill amortization	—	278

Adjusted net income	$(1,548)	$4,827

Basic and diluted net income per common share:
Reported net income	$(.09)	$.32
Add back: goodwill amortization	—	.02

Adjusted net income	$(.09)	$.34

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

	For the nine-month period
	ended September 30,

	2002	2001

Interest income	$68,527	$74,420
Interest expense	31,062	42,425

Net interest income	37,465	31,995
Provision for loan losses	19,899	2,700
Noninterest income	10,273	7,743
Noninterest expense	32,711	29,624

Income (loss) before income taxes	(4,872)	7,414
Income tax (benefit) expense	(2,349)	2,410

Net income	$(2,523)	$5,004

Basic net income per common share	$(.15)	$.35

Diluted net income per common share	$(.15)	$.35

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

	Alabama	Florida
	Region	Region	Combined

Three months ended September 30, 2002
Net interest income	$7,020	$5,602	$12,622
Provision for loan losses	2,066	903	2,969
Noninterest income	3,329	843	4,172
Noninterest expense(1)	7,825	3,131	10,956
Income tax expense (benefit)	1,171	(375)	796
Net income (loss)	(713)	2,786	2,073
Total assets	934,639	469,956	1,404,595

Three months ended September 30, 2001
Net interest income	$6,326	$3,958	$10,284
Provision for loan losses	673	252	925
Noninterest income	2,571	266	2,837
Noninterest expense(1)	7,063	2,837	9,900
Income tax expense	380	341	721
Net income	781	794	1,575
Total assets	868,737	332,070	1,200,807

Nine months ended September 30, 2002
Net interest income	$20,833	$16,164	$36,997
Provision for loan losses	4,392	14,690	19,082
Noninterest income	7,868	2,235	10,103
Noninterest expense(1)	21,827	9,648	31,475
Income tax expense (benefit)	1,885	(3,794)	(1,909)
Net income (loss)	597	(2,145)	(1,548)

Nine months ended September 30, 2001
Net interest income	$18,567	$10,890	$29,457
Provision for loan losses	1,773	782	2,555
Noninterest income	6,312	978	7,290
Noninterest expense(1)	20,730	7,032	27,762
Income tax expense	580	1,301	1,881
Net income	1,796	2,753	4,549

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

NOTE 5 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
For basic and diluted, net income	$2,073	$1,575	$(1,548)	$4,549

Denominator:
For basic, weighted average common shares outstanding	17,532	14,248	16,612	14,288
Effect of dilutive stock options and restricted stock	329	63	—	22

Average diluted common shares outstanding	17,861	14,311	16,612	14,310

Basic net income per share	$.12	$.11	$(.09)	$.32

Diluted net income per share	$.12	$.11	$(.09)	$.32

Options to purchase 238,000 shares of common stock were not included in computing diluted net loss per share for the nine month period ended September 30, 2002 because their effects were antidilutive.

NOTE 6 – COMPREHENSIVE INCOME

Total comprehensive income (loss) was $2,240,000 and $(637,000), respectively, for the three and nine-month periods ended September 30, 2002, and $1,979,000 and $5,366,000, respectively, for the three and nine-month periods ended September 30, 2001. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available for sale securities portfolio arising during the period.

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

NOTE 10 - RESTATEMENT

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

     Based on this review, it was determined that certain loan documents had been improperly executed during the second quarter of 2002. It was also determined that certain problem loans had been sold during the second and third quarter of 2002 by the former employee and simultaneously a full recourse agreement was executed that was concealed from any other members of the Corporation’s management. The loans were sold for their carrying value and no gain or loss was recorded. In addition, loan payments had been made through additional extensions of credit in order to conceal problems that existed in the loan portfolio as of that time. As a result, the Corporation has restated its financial statements for the three and nine month periods ended September 30, 2002.

     The loans for which documents were improperly executed have been reflected as charge-offs as of the date they were executed, and all interest which accrued on them has been reversed and additional provision for loan losses has been made for the amounts charged off. The loans which were erroneously reported as sold have been recorded on the condensed consolidated statement of condition as of September 30, 2002 and additional provision for loan losses has been made for these loans based on the risk ratings assigned as of that date. Loans for which material payments had been made through additional extensions of credit have been risk rated appropriately and additional provision for loan losses has been made for these loans on the risk ratings assigned. In addition, any interest capitalized into principal through extensions of credit to borrowers determined not to be creditworthy has been reversed.

     As a result of the restatement, the Corporation had net income for the three months ended September 30, 2002 of $2,073,000 or $.12 per share compared to net income of $2,550,000 or $.15 per share as previously reported and net loss for the nine months ended September 30, 2002 of $(1,548,000) or $(.09) per share compared to net income of $7,238,000 or $.44 per share as previously reported.

     A summary of the effects of the restatement on the Corporation’s condensed consolidated statement of condition and condensed statements of income follows:

	September 30, 2002

Condensed Consolidated Statement of Condition	As previously	As
(in thousands)	Reported	Restated

Loans	$1,151,747	$1,144,530
Allowance for loan losses	(15,573)	(17,233)
Accrued interest receivable	7,333	6,947
Accrued expenses and other liabilities	10,544	10,067
Retained earnings	37,567	28,781

	For the three months ended		For the nine months ended
	September 30, 2002		September 30, 2002

Condensed Consolidated Statement of Operations	As previously	As	As previously	As
(in thousands)	Reported	Restated	Reported	Restated

Interest and fees on loans	$22,085	$21,768	$65,026	$64,516
Total interest income	23,196	22,879	68,142	67,632
Net interest income	12,939	12,622	37,507	36,977
Provision for loan losses	2,530	2,969	5,647	19,082
Income (loss) before
income taxes	3,625	2,869	10,488	(3,457)
Income tax expense (benefit)	1,075	796	3,250	(1,909)
Net income	2,550	2,073	7,238	(1,548)
Basic net income per share	.15	.12	.44	(.09)
Diluted net income per share	.14	.12	.43	(.09)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 10 to the condensed consolidated financial statements, we have restated our financial statements for the three and nine months ended September 30, 2002. The accompanying Management’s Discussion and Analysis of Financial Condition gives effect to the restatement.

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

Financial Overview

Total assets were $1.405 billion at September 30, 2002, an increase of $198 million, or 16.4% from $1.207 billion as of December 31, 2001. Total loans, net of unearned income were $1.145 billion at September 30, 2002, an increase of $146 million, or 14.6% from $999 million as of December 31, 2001. Total deposits were $1.114 billion at September 30, 2002, an increase of $162 million, or 17.0% from $952 million as of December 31, 2001. Total stockholders’ equity was $94 million at September 30, 2002, an increase of $17 million, or 22.6% from $77 million as of December 31, 2001. The acquisition of CF Bancshares, Inc., headquartered in Port St. Joe, Florida (“CF Bancshares”) on February 15, 2002 added approximately $100 million in total assets, $88 million in total loans and $77 million in total deposits.

Results of Operations

Our net income for the three-month period ended September 30, 2002 was $2.1 million compared to $1.6 million for the three-month period ended September 30, 2001, an increase of $498,000, or 31.6%. Our basic net income per share was $.12 for the third quarter of 2002 which represents a 9.1% increase from $.11 per share for the third quarter of 2001.

Our net loss for the nine-month period ended September 30, 2002 was $(1.5) million compared to net income of $4.5 million for the nine-month period ended September 30, 2001, a decrease of $6.1 million, or 134.0%. Our basic net loss per share was $(.09) for the first nine months of 2002, which represents a 128.1% decrease from $.32 per share for the first nine months of 2001. Our return on average assets, on an annualized basis, was (.15)% for the first nine months of 2002 compared to .54% for the first nine months of 2001. Our return on average stockholders’ equity, on an annualized basis, was (2.63)% for the first nine months of 2002 compared to 7.87% for the first nine months of 2001. Our book value per share at September 30, 2002 was $5.33 compared to $5.60 as of December 31, 2001, and our tangible book value per share at September 30, 2002 was $4.58 compared to $5.16 as of December 31, 2001. The decrease in net income is the result of a $16.5 million increase in the provision for loan losses in 2002 compared to 2001.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $2.3 million, or 22.7% to $12.6 million for the third quarter of 2002 from $10.3 million for the third quarter of 2001. The increase in net interest income was primarily due to a $2.3 million, or 18.2% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 159 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.44% for the third quarter of 2002 compared to 5.03% for the third quarter of 2001. Our net interest spread and net interest margin were 3.80% and 4.00%, respectively, for the third quarter of 2002, compared to 3.49% and 3.85% for the third quarter of 2001.

Our average interest-earning assets for the third quarter of 2002 increased $192 million, or 18.1% to $1.260 billion from $1.065 billion in the third quarter of 2001. Our average loans increased $201 million to $1.144 billion for the third quarter of 2002 from $943 million for the third quarter of 2001. Approximately $84 million of this loan growth is attributable to the CF Bancshares acquisition. The growth in our average interest-earning assets was primarily funded by a $195 million, or 19.7% increase in our average interest-bearing liabilities to $1.184 billion for the third quarter of 2002 from $989 million for the third quarter of 2001. Our ratio of average interest-earning assets to average interest-bearing liabilities was 106.2% and 107.6% for the third quarters of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.24% for the third quarter of 2002 compared to 8.52% for the third quarter of 2001. The 128 basis point decline in the yield was offset by both a 159 basis point decline in the average rate paid on interest-bearing liabilities and a $201 million, or 21.3% increase in the average volume of loans from $943 million in the third quarter of 2001 to $1.144 billion in the third quarter of 2002.

Net interest income increased $7.5 million, or 25.6% to $37.0 million for the first nine months of 2002 from $29.5 million for the first nine months of 2001. The increase in net interest income was primarily due to an $8.3 million, or 21.4% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 189-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.62% for the first nine months of 2002 compared to 5.51% for the first nine months of 2001. Our net interest spread and net interest margin were 3.85% and 4.09%, respectively, for the first nine months of 2002, compared to 3.42% and 3.86% for the first nine months of 2001.

Our average interest-earning assets for the first nine months of 2002 increased $187 million, or 18.2% to $1.214 billion from $1.027 billion in the first nine months of 2001. Our average loans increased $229 million to $1.116 billion for the first nine months of 2002 from $887 million for the first nine months of 2001. Approximately $70 million of this loan growth is attributable to the CF Bancshares acquisition. The growth in our average interest-earning assets was primarily funded by a $186 million, or 19.7 % increase in our average interest bearing liabilities to $1.133 billion for the first nine months of 2002 from $947 million for the first nine months of 2001. The ratio of our average interest-earning assets to average interest-bearing liabilities was 107.2% and 108.5% for the first nine months of 2002 and 2001, respectively. Our average interest-bearing assets produced a tax equivalent yield of 7.47% for the first nine months of 2002 compared to 8.93% for the first nine months of 2001. The 146-basis point decline in the yield was offset by both a 189-basis point decline in the average rate paid on interest-bearing liabilities and a $229 million, or 25.8% increase in the average volume of loans from $887 million in the first nine months of 2001 to $1.116 billion in the first nine months of 2002.

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

	Three Months Ended September 30,

		2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest- earning assets:
Loans, net of unearned income(1)	$1,144,101	$21,768	7.55%	$942,692	$21,253	8.94%
Investment securities Taxable	56,819	742	5.18	73,422	1,086	5.87
Tax-exempt(2)	8,646	158	7.23	7,136	133	7.39

Total investment securities	65,465	900	5.45	80,558	1,219	6.00
Federal funds sold	26,223	114	1.72	32,453	275	3.36
Other investments	21,399	151	2.80	9,092	121	5.28

Total interest-earning assets	1,257,188	22,933	7.24	1,064,795	22,868	8.52
Noninterest-earning assets:
Cash and due from banks	30,540			31,612
Premises and equipment	58,412			45,787
Accrued interest and other assets	65,745			35,547
Allowance for loan losses	(16,216)			(9,767)

Total assets	$1,395,670			$1,167,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$275,506	780	1.12	$264,818	2,000	3.00
Savings deposits	35,978	68	0.75	29,907	123	1.63
Time deposits	688,281	6,612	3.81	528,107	7,802	5.86
Other borrowings	152,766	2,171	5.64	139,229	1,957	5.58
Guaranteed preferred beneficial interests in our subordinated debentures	31,000	626	8.01	27,000	657	9.65

Total interest-bearing liabilities	1,183,531	10,257	3.44	989,061	12,539	5.03
Noninterest-bearing liabilities:
Demand deposits	110,274			92,378
Accrued interest and other liabilities	7,972			7,843
Stockholders’ equity	93,894			78,692

Total liabilities and stockholders’ equity	$1,395,670			$1,167,974

Net interest income/net interest spread		12,676	3.80%		10,329	3.49%

Net yield on earning assets			4.00%			3.85%

Taxable equivalent adjustment:
Investment securities(2)		54			45

Net interest income		$12,622			$10,284

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended September 30, 2002 and 2001.

	Three Months Ended September 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$515	$(3,606)	$4,121
Interest on securities:
Taxable	(344)	(118)	(226)
Tax-exempt	25	(3)	28
Interest on federal funds	(161)	(116)	(45)
Interest on other investments	30	(77)	107

Total interest income	65	(3,920)	3,985

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,220)	(1,298)	78
Interest on savings deposits	(55)	(76)	21
Interest on time deposits	(1,190)	(3,172)	1,982
Interest on other borrowings	214	21	193
Interest on guaranteed preferred beneficial interest in our subordinated debentures	(31)	(121)	90

Total interest expense	(2,282)	(4,646)	2,364

Net interest income	$2,347	$726	$1,621

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Nine Months Ended September 30,

		2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
ASSETS
Interest- earning assets:
Loans, net of unearned income(1)	$1,116,288	$64,516	7.73%	$887,191	$62,463	9.41%
Investment securities Taxable	53,972	2,157	5.34	85,008	3,910	6.15
Tax-exempt(2)	8,353	467	7.47	10,394	579	7.45

Total investment securities	62,325	2,624	5.63	95,402	4,489	6.29
Federal funds sold	20,949	270	1.72	33,830	1,178	4.66
Other investments	14,405	381	3.54	10,866	498	6.13

Total interest-earning assets	1,213,967	67,791	7.47	1,027,289	68,628	8.93
Noninterest-earning assets:
Cash and due from banks	30,852			34,891
Premises and equipment	54,381			44,779
Accrued interest and other assets	51,839			37,359
Allowance for loan losses	(14,320)			(9,498)

Total assets	$1,336,719			$1,134,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$277,248	2,638	1.27	$223,843	6,267	3.74
Savings deposits	36,870	193	0.70	31,456	509	2.16
Time deposits	636,115	19,450	4.09	537,173	24,897	6.20
Other borrowings	151,607	6,452	5.69	134,589	5,849	5.81
Guaranteed preferred beneficial interests in our subordinated debentures	31,000	1,902	8.20	19,467	1,452	9.97

Total interest-bearing liabilities	1,132,840	30,635	3.62	946,528	38,974	5.51
Noninterest-bearing liabilities:
Demand deposits	105,352			103,106
Accrued interest and other liabilities	7,515			7,900
Stockholders’ equity	91,012			77,286

Total liabilities and stockholders’ equity	$1,336,719			$1,134,820

Net interest income/net interest spread		37,156	3.85%		29,654	3.42%

Net yield on earning assets			4.09%			3.86%

Taxable equivalent adjustment:
Investment securities(2)		159			197

Net interest income		$36,997			$29,457

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30 (1)

	2002 vs 2001

		Changes Due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$2,053	$(12,343)	$14,396
Interest on securities:
Taxable	(1,753)	(465)	(1,288)
Tax-exempt	(112)	2	(114)
Interest on federal funds	(908)	(566)	(342)
Interest on other investments	(117)	(249)	132

Total interest income	(837)	(13,621)	12,784

Expense from interest-bearing liabilities:
Interest on demand deposits	(3,629)	(4,861)	1,232
Interest on savings deposits	(316)	(391)	75
Interest on time deposits	(5,447)	(9,488)	4,041
Interest on other borrowings	603	(123)	726
Interest on guaranteed preferred beneficial interest in our subordinated debentures	450	(293)	743

Total interest expense	(8,339)	(15,156)	6,817

Net interest income	$7,502	$1,535	$5,967

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

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

Noninterest expense. Our noninterest expense increased $1.1 million, or 10.7% to $11.0 million for third quarter of 2002 from $9.9 million for the third quarter of 2001. As a percentage of our net interest income, noninterest expenses declined from 96.3% during the third quarter of 2001 to 86.8% during the third quarter of 2002. This relative decline in noninterest expenses and the increase in noninterest income improved our efficiency ratio to 64.1% during the third quarter of 2002 compared to 75.2% during the third quarter of 2001 and 77.2% for the year 2001. Salaries and benefits increased $1.5 million, or 32.5% to $6.2 million for the third quarter of 2002 from $4.7 million for the third quarter of 2001. The increase in our salaries and benefits primarily resulted from the opening of new branches and the acquisition of CF Bancshares. All other noninterest expenses decreased $469,000, or 9.0% to $4.7 million for the third quarter of 2002 from $5.2 million for the third quarter of 2001.

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

Income tax expense. Our income tax expense was $796,000 for the third quarter of 2002, compared to $721,000 for the third quarter of 2001 and tax benefit of $1.9 million for the first nine months of 2002, compared to tax expense of $1.9 million for the first nine months of 2001. The primary difference in our effective rate and the federal statutory rate (34%) for the three and nine-month periods ended September 30, 2002 is due to certain tax-exempt income from investments and insurance policies. The primary difference in the three and nine-month periods ended September 30, 2001 is due to the recognition of a rehabilitation tax credit generated from the restoration of the Corporation’s headquarters, the John A. Hand Building.

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

The provision for loan losses was $3.0 million for the third quarter of 2002 compared to $925,000 for the third quarter of 2001 and $19.1 million for the first nine months of 2002 compared to $2.6 million for the first nine months of 2001. During the first nine months of 2002, the Corporation had net charged-off loans totaling $15.5 million compared to net charged-off loans of $1.3 million in the first nine months of 2001. The ratio of net charged-off loans to the provision for loan losses was 81.0% in the first nine months of 2002 compared to 50.3% for the first nine months of 2001 and 51.9% for the year 2001. The annualized ratio of net charged-off loans to average loans was 1.85% in the first nine months of 2002 compared to ..19% for the first nine months of 2001 and .42% for the year 2001. The allowance for loan losses totaled $17.2 million, or 1.51% of loans, net of unearned income at September 30, 2002 compared to $12.6 million, or 1.26% of loans, net of unearned income at December 31, 2001. See “Allowance for Loan Losses” for additional discussion.

Financial Condition

Our total assets were $1.405 billion at September 30, 2002, an increase of $198 million, or 16.4% from $1.207 billion as of December 31, 2001. The increase in total assets includes approximately $100 million in assets from the CF Bancshares acquisition of which approximately $88 million were loans. Our average total assets for the first nine months of 2002 totaled $1.337 billion, which was supported by average total liabilities of $1.246 billion and average total stockholders’ equity of $91 million.

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

Loans, net of unearned income. Our loans, net of unearned income, totaled $1.144 billion at September 30, 2002, an increase of 14.6%, or $145 million from $999 million at December 31, 2001. Our average loans totaled $1.116 billion for the first nine months of 2002 compared to $887 million for the first nine months of 2001. Our average loans totaled $1.144 billion for the third quarter of 2002 compared to $943 million for the third quarter of 2001. Approximately $88 million of our loans were acquired in the CF Bancshares acquisition. Of the approximately $57 million increase in our loans, exclusive of the CF Bancshares acquisition, 30.0%, or $17 million were produced by branches in the Alabama region, the other $40 million, or 70.0% were produced by branches in the Florida region.

Our loans, net of unearned income, comprised 90.5% of our interest-earning assets at September 30, 2002, compared to 91.0% at December 31, 2001. Our loan portfolio produced an average yield of 7.5% for the third quarter of 2002 compared to 8.9% for the third quarter of 2001 and 7.7% for the first nine months of 2002 compared to 9.4% for the first nine months of 2001. This decline in yield was offset by respective basis point declines of 159 and 189 in the average cost of the funds that support our loan portfolio for the three and nine-month periods ended September 30, 2002, respectively. The following table details the distribution of our loan portfolio by category as of September 30, 2002 and December 31, 2001:

Distribution of Loans by Category

	September 30, 2002		December 31, 2001

		Percent of		Percent of
	Amount	Total	Amount	Total

Commercial and industrial	$278,850	24.4%	$261,196	26.1%
Real estate — construction and land development	211,718	18.5	200,250	20.0
Real estate — mortgage
Single-family (1)	280,440	24.4	224,736	22.5
Commercial	250,943	21.9	194,535	19.5
Other	31,948	2.8	24,140	2.4
Consumer	85,161	7.4	91,421	9.1
Other	6,624	.6	3,784	.4

Total loans	1,145,684	100.0%	1,000,062	100.0%

Unearned income	(1,154)		(906)
Allowance for loan losses	(17,233)		(12,546)

Net loans	$1,127,297		$986,610

(1)	The increase in single-family loans is primarily attributable to the CF Bancshares acquisition.

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

The average rate paid on our interest-bearing deposits during the first nine months of 2002 was 3.1% compared to 5.3% for the first nine months of 2001 and 3.0% for the third quarter of 2002 compared to 4.8% for the third quarter of 2001. Our loan portfolio which was funded by these deposits produced an average yield of 7.73% for the first nine months and 7.6% for the third quarter of 2002, compared to 9.4% for the first nine months of 2001 and 8.9% for the third quarter of 2001. Of our total interest bearing deposits $623.3 million, or 62.4% were in the Alabama branches while $376.4 million, or 37.6% were in the Florida branches.

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

Summary of Loan Loss Experience

	Nine-month period
	Ended	Year Ended
	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,546	$8,959
Allowance of acquired bank	1,058	—
Charge-offs:
Commercial and industrial	12,243	2,415
Real estate — construction and land development	532	48
Real estate — mortgage
Single-family	187	184
Commercial	407	130
Other	48	20
Consumer and other loans	2,331	1,517

Total charge-offs	15,748	4,314
Recoveries:
Commercial and industrial	55	65
Real estate — construction and land development	14	65
Real estate — mortgage
Single-family	17	27
Commercial	—	—
Other	28	—
Consumer and other loans	181	290

Total recoveries	295	447

Net charge-offs	15,453	3,867
Provision for loan losses	19,082	7,454

Allowance for loan losses at end of period	$17,233	$12,546

Loans at end of period, net of unearned income	$1,144,530	$999,156
Average loans, net of unearned income	1,116,288	914,006
Ratio of ending allowance to ending loans	1.51%	1.26%
Ratio of net charge-offs to average loans (1)	1.85%	.42%
Net charge-offs as a percentage of:
Provision for loan losses	80.98%	51.88%
Allowance for loan losses (1)	119.89%	30.82%
Allowance for loan losses as a percentage of nonperforming loans	123.51%	100.99%

(1)	Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at September 30, 2002 was 1.51% compared to 1.26% as of December 31, 2001, which is the approximate average allowance as a percentage of loans for the five-year period ending December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans increased to 123.5% at September 30, 2002 from 101.0% at December 31, 2001.

Net charge-offs were $15.5 million for the first nine months of 2002. The ratio of net charge-offs to average loans on an annualized basis totaled 1.85% for the first nine months of 2001. The ratio of net charge-offs to average loans averaged .60% for the five year period ended December 31, 2001, with a ratio of ..42% in 2001 and .57% in 2000. Historically, net charge-offs have primarily consisted of commercial and consumer loans. Net commercial loan charge-offs totaled $12.2 million, or 78.7% of total net charge-off loans for the first nine months of 2002 compared to 60.8% of total net charge-off loans for the year 2001. Net consumer and other loan charge-offs totaled $1.2 million, or 7.7% of total net charge-off loans for the first nine months of 2002 compared with 31.7% of total net charge-off loans for the year 2001. The net charge-offs of real estate construction loans totaled $518,000, or 3.4% of total net charge-off loans for the first nine months of 2002 compared to net recoveries in 2001. This increase is due to charge-offs related to four loan relationships in Bristol, FL and five loan relationships in North Alabama.

Nonperforming Loans. Nonperforming loans increased $1.5 million to $13.9 million as of September 30, 2002 from $12.4 million as of December 31, 2001. As a percentage of net loans, nonperforming loans decreased from 1.24% at December 31, 2001 to 1.22% at September 30, 2002. The following table represents our nonperforming loans for the dates indicated.

Nonaccrual, Past Due and Restructured Loans

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual	$11,448	$7,941
Past due (contractually past due 90 days or more)	2,505	4,482
Restructured	—	—

	$13,953	$12,423

Nonperforming loans as a percent of loans	1.22%	1.24%

The following is a summary of nonperforming loans by category for the dates shown:

	September 30	December 31,
	2002	2001

	(Dollars in thousands)
Commercial and industrial	$7,538	$3,078
Real estate — construction and land development	1,028	2,895
Real estate — mortgages Single-family	2,123	3,089
Commercial	2,147	2,400
Other	435	145
Consumer	682	669
Other	—	147

Total nonperforming loans	$13,953	$12,423

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

Impaired Loans.At September 30, 2002, the recorded investment in impaired loans totaled $17.8 million with approximately $4.4 million in allowance for loan losses specifically allocated to impaired loans. Approximately $5.8 million was added to impaired loans in the second quarter of 2002 from three relationships in North Alabama.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2002:

	Outstanding	Specific
	Balance	Allowance

	(Dollars in thousands)
Commercial and industrial	$11,623	$2,817
Real estate — construction and land development	2,210	590
Real estate — mortgages
Commercial	3,790	891
Other	142	57
Other	—	—

Total	$17,765	$4,355

In addition to impaired loans, management has identified $14.5 million in potential problem loans as of September 30, 2002. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-performing in future periods. Of the $14.5 million in potential problem loans, $6.7 million or 46% is attributable to five relationships located in North Alabama, and $6.2 million or 43% is attributable to three relationships in Northwest Florida. Of this $12.9 million in loans, $6.0 million is secured by commercial and residential real estate. The remaining $1.6 million in potential problem loans is secured primarily by residential real estate. As of September 30, 2002, the bank has allocated $3.1 million in loan loss reserve primarily through substandard and doubtful classification to absorb potential losses on these accounts.

Stockholders Equity. At September 30, 2002, total stockholders’ equity was $94.2 million, an increase of $17.3 million from $76.9 million at December 31, 2001. The increase in stockholders’ equity resulted primarily from $19.3 million in net proceeds from the sale of common stock. During March 2002, we received $19.3 million in proceeds, net of $1.8 million underwriting discounts and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. We used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2002, there were 118,032 shares held in treasury at a cost of $669,000.

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

     Regulatory Capital.The table below represents the regulatory and minimum regulatory capital requirements at September 30, 2002 for us and our subsidiary (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
Corporation	$125,709	10.88%	$92,414	8.00%	$115,517	10.00%
The Bank	113,976	9.96	91,546	8.00	114,433	10.00

Tier 1 Risk-Based Capital
Corporation	107,025	9.26	46,207	4.00	69,310	6.00
The Bank	99,672	8.71	45,773	4.00	68,660	6.00

Leverage Capital
Corporation	107,025	7.69	55,689	4.00	69,611	5.00
The Bank	99,672	7.21	55,271	4.00	69,089	5.00

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

Evaluation of Disclosure Controls and Procedures

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

Although the Bristol, Florida bank group loan problems resulted from a former employee's intentional circumvention of our existing internal controls, and although we discovered these problems as a result of the peer review system we implemented in the fourth quarter of 2002, we and our independent auditors are nonetheless treating those circumstances as reflecting material weaknesses in our internal controls with respect to the monitoring of loan risk ratings, the timely review of the loan portfolio by our loan review function, the monitoring of past due loans and the monitoring of loan approval and a loan officer's ability to originate loans in excess of authorized lending limits.

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