Form 10-K
period 2002-12-31
BANC CORP
filed 2003-04-15
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (205) 327-3600
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (Titles of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the voting and nonvoting common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the most recently completed second fiscal quarter, based on the last reported sales price on the Nasdaq National Market System of Common Stock was $118,319,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 28, 2003, of the registrant's only issued and outstanding class of stock, its $.001 per share par value common stock, was 17,872,146.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2003 annual meeting of stockholders that will be filed no later than April 30, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We are a Delaware-chartered financial holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 35 locations in Alabama and the Florida panhandle through The Bank, our principal subsidiary. Seven of The Bank branches between Destin and Panama City, Florida operate as Emerald Coast Bank, a division of The Bank. We had assets of approximately $1.41 billion, loans of approximately $1.14 billion, deposits of approximately $1.11 billion and stockholders' equity of approximately $76.5 million at December 31, 2002. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-3600.

RECENT DEVELOPMENTS

     Bristol, Florida Bank Group Situation. In January of 2003, our internal risk management function identified certain loans that had been extended upon the authorization and direction of the now former president of our Bristol, Florida bank group which consists of branches in Altha, Bristol and Blountstown, Florida. These loans exceeded that former employee's loan authority and were approved or otherwise extended in violation of The Bank's lending policies and procedures. It also appears that these loans were deliberately hidden from The Bank's management through direct manipulation of The Bank's loan files and other actions of the former employee. Based on our review of the loan documentation, including collateral and borrower financial information, we charged off approximately $26.0 million of these loans and provided an additional $9.5 million to our allowance for loan and lease losses as a result of these loans. We are "adequately" capitalized for regulatory purposes. (For a further explanation of the regulatory capital requirements and our position relative to those requirements, please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results Of Operations -- Financial
Condition -- Regulatory Capital," and Note 15 to our consolidated financial statements set forth in Item 8 herein.)

     The amount of our provision for loan losses was determined after a thorough loan review and consultation with The Bank's federal and state regulators. We believe that we will not need to make any additional provision related to these loans; however, no assurance can be given that any additional classifications or provision will not be required in the future. As a result of this review and the acts of our former employee, we have restated our quarterly financial statements for the periods ended June 30, 2002 and September 30, 2002. The reasons for, and the results of, this restatement are described in Note 21 of the Consolidated Financial Statements set forth in Item 8 herein. Although the Bristol, Florida bank group loan problems resulted from a former employee's intentional circumvention of our existing internal controls, and although we discovered these problems as a result of the peer review system we implemented in the fourth quarter of 2002, we and our independent auditors are nonetheless treating those circumstances as reflecting material weaknesses in our internal controls with respect to the monitoring of loan risk ratings, the timely review of the loan portfolio by our loan review function, the monitoring of past due loans and the monitoring of loan approval and a loan officer's ability to originate loans in excess of authorized lending limits. These concerns are being addressed in part by the actions we instituted during the fourth quarter of 2002. Going forward, we intend to centralize the loan operations of all of our branch groups in order to provide an enhanced degree of centralized supervision, monitoring and accountability. We believe that we will have this centralization completed within the next twelve months. We have disclosed and discussed these issues and responses with our Audit Committee and independent auditors. For a further discussion please see Item 14 "Controls and Procedures."

     We are vigorously working with legal counsel and regulatory and federal authorities to pursue all available remedies and avenues for collection. We anticipate making fidelity bond claims in an undetermined amount stemming from the unauthorized loan activity.

     Roanoke Branch Sale. On March 13, 2003, The Bank sold its Roanoke branch, including all loans and deposits, pursuant to a Branch Sale Agreement, dated November 19, 2002, for gross proceeds of approximately $3.3 million.

STRATEGY

     Operations. The Bank targets individuals and local and regional businesses that prefer prompt, local decision-making and personalized service. As a result, we conduct our business on a decentralized basis with respect to deposit gathering and most credit decisions, emphasizing local knowledge and authority to make these decisions. We supplement this decentralized management approach with centralized risk management, policy oversight, credit review, audit, asset/liability management and risk management systems. We implement these standardized administrative and operational policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community. We believe this strategy enables The Bank to generate high yielding loans and to attract and retain low cost core deposits that provide a large portion of our funding requirements. Core deposits comprised approximately 73.5% of our total deposits at December 31, 2002.

     Products and Services. We focus on commercial, consumer, residential mortgage and real estate construction lending to customers in our local markets. Our retail loan products include mortgage banking services, home equity lines of credit, consumer loans, including automobile loans, and loans secured by certificates of deposit and savings accounts. Our commercial loan products include working capital lines of credit, term loans for both real estate and equipment, letters of credit and SBA loans. We also offer a variety of deposit programs to individuals and to businesses and other organizations, including a variety of personal checking, savings, money market and NOW accounts, as well as business checking and savings accounts, investment sweep accounts and credit line sweep accounts. In addition, we offer individual retirement accounts and investment services, safe deposit and night depository facilities and additional services such as commercial cash management services, internet banking, bill payment services and the sale of traveler's checks, money orders and cashier's checks.

     The Bank increased its brokerage, investment and insurance product business lines during 2002 and plans to offer life, health and long-term care insurance and annuity products during 2003.

     Market Areas. Our primary markets are located throughout the northern half of Alabama and the panhandle of Florida.

     We are headquartered in Birmingham, Alabama. We also have branches in Albertville, Andalusia, Boaz, Childersburg, Decatur, Frisco City, Gadsden, Guntersville, Huntsville, Kinston, Madison, Monroeville, Morris, Mt. Olive, Opp, Rainbow City, Samson, Sylacauga and Warrior, Alabama. We operate a loan production office in Decatur, Alabama. Along Florida's gulf coast and in the panhandle region, we have branches in Altha, Apalachicola, Blountstown, Bristol, Carrabelle, Destin (2), Mexico Beach, Panama City, Panama City Beach (2), Port Saint Joe, Santa Rosa Beach and Seagrove.

     Growth. Since our inception, we have grown through acquisitions, internal growth and branching. Following each of our acquisitions, we have expended substantial managerial, operating, financial and other resources to integrate these entities. In addition, we have typically maintained the acquired entity's management and staff. As a result of this increase in personnel and the corresponding investment in infrastructure and systems, our efficiency ratio has been above average for our peer group.

     Our future growth depends primarily on the expansion of the business of The Bank through internal growth and the opening of new branch offices in new and existing markets. We will also consider the strategic acquisition of other financial institutions and branches with relatively high earnings or exceptional growth potential. Our ability to increase profitability and grow internally depends significantly on our ability to attract and retain low cost and core deposits coupled with the continued opportunity to generate high yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend on, among other things, our ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and locate lending and investment opportunities within such markets.

     We periodically evaluate business combination opportunities and conduct discussions, due diligence activities and negotiations in connection with those opportunities. As a result, business combination transactions involving cash, debt or equity securities might occur from time to time. Any future business combination or series of business combinations that we might undertake may be material, in terms of assets acquired or liabilities assumed, to our financial condition. Any future acquisition is subject to approval by the appropriate bank regulatory agencies. See "Supervision and Regulation."

LENDING ACTIVITIES

     General. We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2002 were approximately $1.14 billion, or 91.5% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, market interest rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

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

     We use generally recognized loan underwriting criteria, and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2002, approximately 65% of our loan portfolio consisted of loans that had variable interest rates or matured within one year. Additionally, The Bank generally does not lend without personal signatures or guarantees unless approved by the Chairman of the Board of Directors.

     We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process that includes senior management of The Bank and The Banc Corporation for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The level in our loan approval process at which a loan is approved depends on the size of the borrower's overall credit relationship with The Bank.

  LOAN PORTFOLIO

     Real Estate Loans. Loans secured by real estate are a significant component of our loan portfolio, constituting $841 million, or 73.8% of total loans at December 31, 2002. Our largest real estate loan category is nonresidential real estate mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. Nonresidential mortgage loans include commercial, industrial and raw land loans. At December 31, 2002, $355 million, or 31.2% of our total loan portfolio consisted of these loans. Our commercial real estate loans primarily provide financing for income producing properties such as shopping centers, apartments and office buildings and for owner occupied properties (primarily light industrial facilities, office buildings and farm or timber land). These loans are underwritten with loan-to-value ratios ranging from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum loan-to-value ratio. For income producing improved real estate, we underwrite the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum loan-to-value ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower's earnings and cash flow. Terms are typically three to five years and may have payments through the date of maturity based on a 15 to 30-year amortization schedule.

     At December 31, 2002, $273 million, or 23.9% of our total loan portfolio consisted of single family mortgage loans. Fixed rate loans usually have terms of three to five years or less, with payments through the date of maturity based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 years. We typically charge an origination fee on these loans.

     We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2002,

$213 million, or 18.7% of our total portfolio consisted of these loans. Our construction lending is divided into three general categories: owner occupied commercial buildings; income producing improved real estate; and single-family residential construction. For construction loans related to income producing properties, the underwriting criteria are the same as outlined in the preceding paragraph. For single family residential construction, we underwrite the financial strength and reputation of the builder, factoring in the general state of the economy and interest rates and the location of the home, with an 85% maximum loan-to-value ratio. Construction loans usually have a term of twelve months and generally require personal guarantees. The majority of land development loans consist of loans to convert raw land into residential subdivisions.

     Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 85% on loans secured by accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. We also, from time to time, make unsecured commercial loans. Commercial and industrial loans constituted $213 million, or 18.7% of our loan portfolio at December 31, 2002.

     Consumer Loans. Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans constituted $86 million, or 7.5% of our loan portfolio at December 31, 2002. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from four to five years on automobile and mobile home loans and one to three years on other consumer loans.

CREDIT REVIEW AND PROCEDURES

     There are credit risks associated with making any loan. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.

     We have a loan review process designed to promote early identification of credit quality problems. We employ a risk rating system that assigns to each loan a rating that corresponds to the perceived credit risk. Risk ratings are subject to independent review by a centralized loan review department, which also performs ongoing, independent reviews of the risk management process including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors of The Bank regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and non-performing assets. The loan review function is centralized and independent of the lending function. We also use a peer review system in which loans in one of our banks are reviewed by lenders from our other banks along with loan review and credit administration executives. Review results are reported to the Audit Committee of our board of directors as well as to our independent auditors.

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 73.5% of our total deposits as of December 31, 2002. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide The Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for The Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas.

     Deposit rates are set periodically by the Asset Liability Management Committee, which includes senior management of The Bank and The Banc Corporation. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

     The banking industry is highly competitive, and our profitability depends principally upon our ability to compete in our market areas. In our market areas, we face competition from both super-regional banks and smaller community banks. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Customers may also take into account the fact that other banks offer different services. Many of the large super-regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.

EMPLOYEES

     As of December 31, 2002, we employed approximately 460 individuals, primarily at The Bank. We believe that our employee relations have been and continue to be good.

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

     Regulatory Restrictions on Dividends. Various federal and state statutory provisions limit the amount of dividends The Bank can pay to us without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

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

     In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Our ability and The Bank's ability to pay dividends in the future is currently, and could be further, affected by bank regulatory policies and capital guidelines. Currently, we must obtain regulatory approval prior to paying dividends on our common stock or our trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distribution on our trust preferred securities in March 2003.

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

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio was 5.67% at December 31, 2002. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

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

     The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject The Bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business.

     As of December 31, 2002, both The Banc Corporation and The Bank were "adequately capitalized."

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

     Alabama and other states have laws relating specifically to acquisitions of banks, bank holding companies and other types of financial institutions. Alabama law sets five years as the minimum age of banks which may be acquired by an out of state institution.

     Restrictions on Transactions With Affiliates and Insiders. Transactions between The Bank and its affiliates, including The Banc Corporation, are subject to Sections 23A and 23B of the Federal Reserve Act and, as of April 1, 2003, Regulation W which implements Sections 23A and 23B. In general, Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of The Banc Corporation or any of its subsidiaries. Section 23B of the Federal Reserve Act generally requires that certain transactions between a bank and its respective affiliates be on terms substantially the same, or at least as favorable to such bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     Community Reinvestment Act. The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has a satisfactory CRA rating from federal banking agencies.

     USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. Among its provisions, the USA Patriot Act requires that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certificate of money laundering risk for their foreign correspondent banking relationships. We have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulation.

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

AVAILABLE INFORMATION

     The Banc Corporation maintains an Internet website at www.thebankmybank.com. The Banc Corporation makes available free of charge through its website various reports that it files with the Securities and Exchange Commission including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. These reports are made available as soon as reasonably practicable after they are filed with, or furnished to the Securities and Exchange Commission. From our home page at www.thebankmybank.com, go to and click on "Investor Relations" to access these reports.

ITEM 2.  PROPERTIES.

     Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, The Banc Corporation and The Bank, who jointly own the building, converted the building into condominiums known as The Bank Condominiums. The Bank owns the Bank unit, which consists of four floors of the building, including a branch of The Bank and our headquarters and Units 4-5 and Units 7-14 of the Bank Condominiums. We have sold or leased six Units, and we intend to use most of the remaining space for future expansion of The Bank. We will relocate our operations and data processing center to the fourth and fifth floors and centralize our risk management department on the sixth floor of our headquarters building during 2003. We may sell or lease any remaining condominium units for commercial or residential use.

     We operate through 36 office facilities, including our current operations center. We own 32 of these facilities, lease four facilities and have two ground leases on facilities we own. Rental expense on the leased properties totaled approximately $125,000 in 2002 which includes three months of rental expense on Emerald Coast Bank, a Division of The Bank, branches purchased by The Bank in March 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     While we are a party to various legal proceedings arising from the ordinary course of our business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially or adversely affect our business, financial condition or results of operations. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of the pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET FOR COMMON STOCK

     Our common stock trades on Nasdaq under the ticker symbol "TBNC". As of March 27, 2003, there were approximately 934 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low closing sales prices:

                                                               HIGH     LOW
                                                              ------   ------
2001
First Quarter...............................................  $ 6.38   $ 5.00
Second Quarter..............................................    7.10     5.00
Third Quarter...............................................    7.35     6.51
Fourth Quarter..............................................    7.30     6.15
2002
First Quarter...............................................  $ 7.40   $ 5.70
Second Quarter..............................................    8.86     6.90
Third Quarter...............................................    8.72     7.00
Fourth Quarter..............................................    8.00     7.00
2003
First Quarter...............................................  $ 8.84   $ 4.93
Second Quarter (through April 10, 2003).....................    5.09     4.41

     On December 31, 2002, the last sale price for the common stock was $7.76 per share.

DIVIDENDS

     Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. Prior to October 29, 2002, when our Board of Directors approved a quarterly cash dividend of $.02 per share or $.08 per share annually, we had not paid dividends. Our first quarterly dividend of $.02 per share was paid on November 25, 2002. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to us by our subsidiaries. There are certain restrictions that limit The Bank's ability to pay dividends to us and our ability to pay dividends. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. Currently, we must obtain regulatory approval prior to paying dividends on our common stock or our trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distribution on our trust preferred securities in March 2003. The restrictions that may limit our ability to pay dividends are discussed in this Report in Item 1 under the heading "Supervision and Regulation -- Regulatory Restrictions on Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical financial data as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See "Item 8. The Banc Corporation and Subsidiaries Consolidated Financial Statements."

                                                                      AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 2002         2001         2000        1999       1998
                                                              ----------   ----------   ----------   --------   --------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Total assets................................................  $1,405,814   $1,206,405   $1,029,215   $827,427   $630,089
Loans, net of unearned income...............................   1,138,537      999,156      808,145    632,777    431,931
Allowance for loan losses...................................      27,766       12,546        8,959      8,065      6,466
Investment securities.......................................      73,125       68,847       95,705     70,916     98,208
Deposits....................................................   1,107,798      952,235      827,304    682,517    531,070
Advances from FHLB and notes payable........................     173,750      135,900      104,300     69,604     23,160
Guaranteed preferred beneficial interest in the
  Corporation's subordinated debentures (trust preferred
  securities)(1)............................................      31,000       31,000       15,000         --         --
Stockholders' Equity........................................      76,541       76,853       74,875     68,848     65,967
SELECTED STATEMENT OF OPERATIONS DATA:
Interest income.............................................  $   88,469   $   90,351   $   75,035   $ 55,557   $ 42,472
Interest expense(2).........................................      40,431       50,518       40,425     26,749     20,206
                                                              ----------   ----------   ----------   --------   --------
  Net interest income(2)....................................      48,038       39,833       34,610     28,808     22,266
Provision for loan losses...................................      51,852        7,454        4,961      2,850      4,657
Noninterest income..........................................      15,123        9,773        7,822      6,164      4,081
Merger related costs........................................          --           --           --        744      1,466
Noninterest expense.........................................      42,669       38,497       32,118     27,938     20,663
                                                              ----------   ----------   ----------   --------   --------
(Loss) income before income tax (benefit) expenses..........     (31,360)       3,655        5,353      3,440       (439)
Income tax (benefit) expense................................     (12,959)         966          996        520       (724)
                                                              ----------   ----------   ----------   --------   --------
  Net (loss) income.........................................  $  (18,401)  $    2,689   $    4,357   $  2,920   $    285
                                                              ==========   ==========   ==========   ========   ========
PER SHARE DATA:
Net (loss) income -- basic..................................  $    (1.09)  $     0.19   $     0.30   $   0.20   $   0.02
                -- diluted..................................       (1.09)        0.19         0.30       0.20       0.02
Weighted average shares outstanding -- basic................      16,829       14,272       14,384     14,335     13,115
Weighted average shares outstanding -- diluted..............      16,829       14,302       14,387     14,362     13,210
Book value at period end....................................        4.35         5.41         5.22       4.79       4.69
Tangible book value per share...............................        3.59         4.98         4.76       4.28       4.63
Common shares outstanding at period end.....................      17,605       14,217       14,345     14,385     14,077
PERFORMANCE RATIOS AND OTHER DATA:
Return on average assets....................................       (1.36)%       0.23%        0.48%      0.41%      0.05%
Return on average stockholders' equity......................      (19.89)        3.53         6.03       4.33       0.51
Net interest margin(2)(3)(4)................................        3.94         3.83         4.29       4.55       4.73
Net interest spread(2)(4)(5)................................        3.70         3.43         3.80       3.98       3.96
Noninterest income to average assets........................        1.12         0.85         0.86       0.86       0.77
Noninterest expense to average assets(2)....................        3.15         3.34         3.58       3.98       4.17
Efficiency ratio(2)(6)......................................       67.34        77.22        75.02      80.91      82.50
Average loan to average deposit ratio.......................      117.00       100.40        95.64      89.71      74.77
Average interest-earning assets to average interest bearing
  liabilities(1)............................................      107.05       108.26       109.79     113.73     118.45
ASSETS QUALITY RATIOS:
Allowance for loan losses to nonperforming loans............      143.12%      100.99%       90.85%    216.22%    172.93%
Allowance for loan losses to loans, net of unearned
  income....................................................        2.44         1.26         1.11       1.27       1.50
Nonperforming loans to loans, net of unearned income........        1.70         1.24         1.22       0.59       0.56
Nonaccrual loans to loans, net of unearned income...........        1.51         0.79         1.16       0.49       0.35
Net loan charge-offs to average loans.......................        3.35         0.42         0.57       0.90       0.67
Net loan charge-offs as a percentage of:
  Provision for loan losses.................................       72.69        51.88        81.98     169.89      49.39
  Allowance for loan losses.................................      135.74        30.82        45.40      60.04      35.57
CAPITAL RATIOS:
Tier-1 risk-based capital ratio.............................        6.60         9.44        10.26       9.41      13.92
Total risk-based capital ratio..............................        8.81        11.41        11.36      10.61      15.05
Leverage ratio..............................................        5.67         7.92         8.47       7.74      10.59

---------------

(1) Trust preferred securities have been reclassified as long-term debt in the December 31, 2001 and 2000, statements of financial condition to conform to the December 31, 2002 presentation.
(2) Distributions on the trust preferred securities have been reclassified as interest expense in the statements of income for the periods December 31, 2001 and 2000, respectively to conform to the December 31, 2002 presentation.
(3) Net interest income divided by average earning assets.
(4) Calculated on a tax equivalent basis.
(5) Yield on average interest-earning assets less rate on average interest bearing liabilities.
(6) Efficiency ratio is calculated by dividing noninterest expense by noninterest income plus net interest income on a fully tax equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

     Our principal subsidiary is The Bank, a financial institution organized and existing under the laws of Alabama and headquartered in Birmingham, Alabama which operates 35 banking offices throughout Alabama and the panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are consolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our real properties.

     The acquisition of other banking organizations during 1998 and 1999 contributed significantly to our early development. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancorp, Inc. were merged with and into The Bank. Emerald Coast Bank became our subsidiary in February 1999, as a result of our merger with Emerald Coast Bancshares, Inc. C&L Bank became our subsidiary in June 1999 as a result of our acquisitions of C&L Bank of Blountstown and C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol. The banking subsidiary of BankersTrust of Alabama, Inc., was merged into The Bank in July 1999. The Bank also acquired three new branches in Southeast Alabama in November of 1999. In June 2000, Emerald Coast Bank and C&L Bank merged into The Bank. During March 2002, Citizens Federal Savings Bank of Port St. Joe, the banking subsidiary of CF Bancshares, Inc., was merged into The Bank in connection with our acquisition of CF Bancshares, Inc.

CRITICAL ACCOUNTING ESTIMATES

     In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles we follow and the methods of applying these principles conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to us are related primarily to our allowance for loan losses and are summarized in the following discussion and notes to the consolidated financial statements.

     Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions be made to the allowance for loan losses based on their judgments and estimates.

RECENT DEVELOPMENTS

     Bristol, Florida Bank Group Situation. In January of 2003, our internal risk management function identified certain loans that had been extended upon the authorization and direction of the now former president of our Bristol, Florida bank group which consists of branches in Altha, Bristol and Blountstown, Florida. These loans exceeded that former employee's loan authority and were approved or otherwise extended in violation of The Bank's lending policies and procedures. It also appears that these loans were deliberately hidden from The Bank's management through direct manipulation of The Bank's loan files and other actions of the former employee. Based on our review of the loan documentation, including collateral and borrower financial information, we charged off approximately $26.0 million of these loans and provided an additional

$9.5 million to our allowance for loan and lease losses. We are "adequately" capitalized for regulatory purposes. (For a further explanation of the regulatory capital requirements and our position relative to those requirements, please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results Of Operations -- Financial Condition -- Regulatory Capital," herein and Note 15 to our consolidated financial statements set forth in Item 8 herein.)

     The amount of our provision for loan losses was determined after a thorough loan review and consultation with The Bank's federal and state regulators. We believe that we will not need to make any additional provision related to these loans; however, no assurance can be given that any additional classifications or provision will not be required in the future. As a result of this review and the acts of our former employee, we have restated our quarterly financial statements for the periods ended June 30, 2002 and September 30, 2002. The reasons for, and the results of, this restatement are described in Note 21 the Consolidated Financial Statements set forth in Item 8 herein. Although the Bristol, Florida bank group loan problems resulted from a former employee's intentional circumvention of our existing internal controls, and although we discovered these problems as a result of the peer review system we implemented in the fourth quarter of 2002, we and our independent auditors are nonetheless treating those circumstances as reflecting material weaknesses in our internal controls with respect to the monitoring of loan risk ratings, the timely review of the loan portfolio by our loan review function, the monitoring of past due loans and the monitoring of loan approval and a loan officer's ability to originate loans in excess of authorized lending limits. These concerns are being addressed in part by the actions we instituted during the fourth quarter of 2002. Going forward, we intend to centralize the loan operations of all of our branch groups in order to provide an enhanced degree of centralized supervision, monitoring and accountability. We believe that we will have this centralization completed within the next twelve months. We have disclosed and discussed these issues and responses with our Audit Committee and independent auditors. For a further discussion please see Item 14 "Controls and Procedures."

     We are vigorously working with legal counsel and regulatory and federal authorities to pursue all available remedies and avenues for collection. We anticipate making fidelity bond claims in an undetermined amount stemming from the unauthorized loan activity.

     Roanoke Branch Sale. On March 13, 2003, The Bank sold its Roanoke branch, including all loans and deposits, pursuant to a Branch Sale Agreement, dated November 19, 2002, for gross proceeds of approximately $3.3 million.

RESULTS OF OPERATIONS

  Year Ended December 31, 2002, Compared With Year Ended December 31, 2001

     During the year ended December 31, 2002, we incurred a net loss of $(18.4) million compared to net income of $2.7 million in the year ended December 31, 2001. This loss was due to a $51.9 million provision for loan losses, of which $36.2 million related to Bristol. Our return on average assets in 2002 was (1.36)%, compared to 0.23% in 2001. Return on average equity was (19.89)% in 2002 compared to 3.53% in 2001. Average equity to average assets increased to 6.83% in 2002 from 6.62% in 2001.

     Net interest income increased $8.2 million, or 20.6% to $48.0 million for the year ended December 31, 2002, from $39.8 million for the year ended December 31, 2001. This was due to a decrease in interest expense of $10.1 million, or 20.0% offset by a decrease in interest income of $1.9 million, or 2.1%. This decrease in interest expense was primarily attributable to an $11.2 million, or 27.8% decrease in interest expense on deposits. Average interest-bearing liabilities increased $178.6 million, while the average interest rate decreased from 5.23% in 2001 to 3.53% in 2002.

     Our net interest spread and net interest margin increased to 3.70% and 3.94%, respectively, in 2002, from 3.43% and 3.83% in 2001. During 2002, the average interest rate earned on interest-earning assets decreased due to the decline in interest rates during the year. However, this was offset by an increase in the volume of average loans and a decrease in interest rates paid on interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities was 107.05% and 108.26% for 2002 and 2001, respectively.

The average rate paid on our interest bearing liabilities was 3.53% compared to the average yield on our loan portfolio of 7.50% during the year.

     The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance required. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected future cash flow discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, to determine the appropriate reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     The provision for loan losses was $51.9 million for the year ended December 31, 2002 compared to $7.5 million in 2001. During 2002, the Bristol bank group's provision for loan loss was $36.2 million; the Albertville bank's provision for loan losses was $3.4 million and the Huntsville bank's provision for loan losses was $7.2 million. Net charge-offs increased $33.8 million from $3.9 million in 2001 to $37.7 million in 2002. Net charge-offs, as a percentage of the provision for loan losses, were 72.7% in 2002, compared to 51.9% in 2001. The Bristol bank group contributed approximately $26.2 million to total charge-offs during 2002; the Albertville bank contributed approximately $2.3 million and the Huntsville bank contributed approximately $5.1 million. After provisions and charge-offs the allowance for loan losses was 2.44% of loans, net of unearned income, at December 31, 2002 compared to 1.26% at December 31, 2001. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Noninterest income increased $5.3 million, or 54.7% to $15.1 million in 2002, from $9.8 million in 2001. Income from mortgage banking operations for the year ended December 31, 2002 increased $1.6 million, or 92.2% to $3.3 million in 2002, from $1.7 million in 2001. Income from customer service charges and fees increased $1.7 million, or 42.6% to $5.8 million from $4.1 million in 2001. We also received $1.1 million related to the settlement of litigation. Other noninterest income was $4.3 million, an increase of $1.7 million, or 66.1% from $2.6 million in 2001. The increase in other noninterest income was primarily due to an increase of $565,000 in the cash surrender value of life insurance policies and gains on the sale of loans of $321,000.

     Noninterest expense increased $4.2 million, or 10.8% to $42.7 million in 2002 from $38.5 million in 2001. Salaries and employee benefits increased $4.0 million, or 20.8% to $23.5 million in 2002 compared to $19.5 million in 2001. The increase in salaries and benefits primarily resulted from the increased salary expense associated with the acquisition of CF Bancshares, Inc. and the addition of personnel in the administration and operation areas, specifically, loan review, risk management, internal audit and credit administration. All other noninterest expenses increased $128,000, or 0.7% to $19.2 million, compared to $19.1 million in 2001. This increase in other noninterest expenses consists primarily of a $396,000 increase in occupancy and equipment expenses offset by a $268,000 decrease in other operating expenses. Occupancy expenses increased during 2002 as a result of increased depreciation and maintenance related to our acquisition of CF Bancshares, Inc. During 2001, other operating expenses included goodwill amortization of $562,000. In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," no amortization of goodwill was recorded in 2002.

     Our income tax benefit was $(13.0) million in 2002 and our income tax expense was $966,000 in 2001, resulting in effective tax rates of (41.3%) and 26.4%, respectively. The primary difference in the effective tax rate and the federal statutory rate of 34% for 2002 is due primarily to certain tax-exempt income and for 2001 from the recognition of a rehabilitation tax credit of $522,000, respectively, generated from the restoration of our headquarters, the John A. Hand building.

     Our determination of the realization of deferred tax assets is based partially on taxable income in prior carryback years and upon management's judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We believe that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. We evaluate quarterly the realizability of the deferred tax assets and, if necessary, adjust any valuation allowance accordingly.

  Year Ended December 31, 2001, Compared With Year Ended December 31, 2000

     Our net income decreased $1.7 million, or 38.3% to $ 2.7 million in the year ended December 31, 2001, from $4.4 million in the year ended December 31, 2000. This decrease was due primarily to increases in our provision for loan losses and noninterest expenses which were offset by increases in net interest income and noninterest income. Our return on average assets in 2001 was 0.23%, compared to 0.48% in 2000. Return on average equity was 3.53% in 2001 compared to 6.03% in 2000. Average equity to average assets was 6.62% in 2001 compared to 7.92% in 2000.

     Net interest income increased $5.2 million, or 15.1% to $39.8 million for the year ended December 31, 2001, from $34.6 million for the year ended December 31, 2000 due to an increase in interest income of $15.3 million, or 20.4%, offset by an increase in interest expense of $10.1 million, or 25.0%. These increases in net interest income and interest income were primarily attributable to a $203.6 million, or 28.7% increase in average loans to $914.0 million during 2001, from $710.4 million during 2000. The growth in the loan portfolio was primarily attributable to increases in real estate construction and mortgage loans generated in the Birmingham, Alabama and Florida markets. This increase was offset by a $224.3 million, or 30.2% increase in average interest-bearing liabilities to $966.5 million during 2001, from $742.2 million during 2000.

     Our net interest spread and net interest margin were 3.43% and 3.83%, respectively, in 2001, compared to 3.80% and 4.29% in 2000. During 2001, the average interest rate earned on interest-earning assets decreased due to the decline in interest rates during the year. This, combined with an increase in the volume of higher cost sources of funds, such as certificates of deposit and Federal Home Loan Bank ("FHLB") borrowings, resulted in the decrease in our net interest margin and spread during the year. These funds were utilized to meet strong loan demand, which accounted for the increase in average interest-earning assets during 2001. The ratio of average interest-earning assets to average interest-bearing liabilities was 108.26% and 109.80% for 2001 and 2000, respectively. The average rate paid on time deposits and FHLB advances were 5.91% and 5.82%, respectively, during the year which was higher than interest rates paid on other sources of deposit funding; however, these funds were utilized to meet increased loan demand. The average yield of our loan portfolio was 9.10% during the year.

     The provision for loan losses was $7.5 million for the year ended December 31, 2001 compared to $5.0 million in 2000. Net charge-offs decreased $200,000, or 4.9% from $4.1 million in 2000 to $3.9 million in 2001. The ratio of net charge-offs to average loans averaged 0.60% for the five year period ended December 31, 2001, with a ratio of 0.42% in 2001 and 0.57% in 2000. Net charge-offs, as a percentage of the provision for loan losses, were 51.88% in 2001, compared to 81.98% in 2000. After provisions and charge-offs the allowance for loan losses was 1.26% of loans, net of unearned income at December 31, 2001, compared to 1.11% at December 31, 2000. The allowance for loan losses was increased based on management's assessment of historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Noninterest income increased $2.0 million, or 24.9% to $9.8 million in 2001, from $7.8 million in 2000, primarily as the result of investment securities gains which totaled $1.4 million in 2001 compared to $131,000 in 2000. During the third quarter of 2001, we entered into and settled an interest rate swap that was not designated as a hedging instrument. A gain of approximately $610,000 was realized and recognized currently in earnings as investment securities gains. We did not enter into any other derivative transactions during the year. Income from mortgage banking operations for the year ended December 31, 2001 remained level compared to 2000 at $1.7 million. Income from customer service charges and fees increased to $4.1 million from $4.0 million in 2000. Other noninterest income was $2.6 million, an increase of $545,000, or 26.6% from $2.1 million in 2000. The increase in other noninterest income was primarily due to an increase in rental income of $180,000 and gains on the sale of real estate of $141,000.

     Noninterest expense increased $6.4 million, or 19.9% to $38.5 million in 2001 from $32.1 million in 2000. Salaries and employee benefits increased $3.4 million, or 20.8% to $19.5 million in 2001 compared to $16.1 million in 2000. The increase in salaries and benefits primarily resulted from the addition of personnel in the administration and operation areas, specifically, loan review, internal audit and credit administration. All other noninterest expenses increased $3.0 million, or 18.9% to $19.0 million, compared to $16.0 million in 2000. This increase in other noninterest expenses consists primarily of a $971,000 increase in occupancy and equipment expenses, a $936,000 charge related to fraud and litigation settlement, a $295,000 charge related to the data processing conversion of the Florida operations and a $474,000 charge related to obsolete furniture and equipment. Occupancy expenses increased during 2001 as a result of increased depreciation and maintenance related to our headquarters and The Bank's operations center. During 2001 and 2000, other operating expenses included goodwill amortization of $562,000 per year. In accordance with SFAS Statement No. 142, "Goodwill and Other Intangible Assets," no amortization of goodwill will be recorded in future periods.

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

NET INTEREST INCOME

     The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on our interest earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin.

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

                                                                    YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                             2002                              2001                             2000
                                -------------------------------   -------------------------------   -----------------------------
                                             INTEREST   AVERAGE                INTEREST   AVERAGE              INTEREST   AVERAGE
                                 AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/    AVERAGE    EARNED/    YIELD/
                                 BALANCE       PAID      RATE      BALANCE       PAID      RATE     BALANCE      PAID      RATE
                                ----------   --------   -------   ----------   --------   -------   --------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
                                                             ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1).................  $1,124,977   $84,337     7.50%    $  914,006   $83,207     9.10%    $710,414   $68,467      9.64%
  Investment securities:
    Taxable                         55,312     2,857     5.17         80,773     4,736     5.86       66,028     4,314      6.53
    Tax-exempt(2).............       8,036       594     7.39          9,711       721     7.42       14,930     1,117      7.48
                                ----------   -------              ----------   -------              --------   -------     -----
        Total investment
          securities..........      63,348     3,451     5.45         90,484     5,457     6.03       80,958     5,431      6.71
  Federal funds sold..........      21,047       350     1.66         31,426     1,310     4.17       14,618       930      6.36
  Other investments...........      16,414       533     3.25         10,419       622     5.97        8,886       587      6.61
                                ----------   -------              ----------   -------              --------   -------     -----
        Total interest-earning
          assets..............   1,225,786    88,671     7.23      1,046,335    90,596     8.66      814,876    75,415      9.25
Noninterest-earning assets:
  Cash and due from banks.....      30,161                            29,324                          28,836
  Premises and equipment......      55,770                            45,416                          41,598
  Accrued interest and other
    assets....................      57,071                            40,570                          34,718
  Allowance for loan losses...     (14,314)                           (9,728)                         (8,524)
                                ----------                        ----------                        --------
        Total assets..........  $1,354,474                        $1,151,917                        $911,504
                                ==========                        ==========                        ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits.............  $  276,522     3,308     1.20     $  230,098     7,523     3.27     $172,579     6,541      3.79
  Savings deposits............      36,765       247     0.67         30,823       575     1.87       35,141     1,052      2.99
  Time deposits...............     648,195    25,721     3.97        548,445    32,427     5.91      443,686    27,374      6.17
  Other borrowings............     152,618     8,626     5.65        134,745     7,834     5.82       85,783     4,954      5.78
  Guaranteed preferred
    beneficial interest in
    debentures................      31,000     2,529     8.16         22,408     2,159     9.63        5,000       504     10.08
                                ----------                        ----------   -------              --------   -------
        Total interest-bearing
          liabilities.........   1,145,100    40,431     3.53        966,519    50,518     5.23      742,189    40,425      5.45
Noninterest-bearing
  liabilities:
  Demand deposits.............     106,320                           100,968                          91,420
  Accrued interest and other
    liabilities...............      10,521                             8,147                           5,696
                                ----------                        ----------                        --------
        Total liabilities.....   1,261,941                         1,075,634                         839,305
  Stockholders' equity........      92,533                            76,283                          72,199
                                ----------                        ----------                        --------
        Total liabilities and
          stockholders'
          equity..............  $1,354,474                        $1,151,917                        $911,504
                                ==========                        ==========                        ========
Net interest income/net
  interest spread.............                48,240     3.70%                  40,078     3.43%                34,990      3.80%
                                                         ====                              ====                            =====
Net yield on earning assets...                           3.94%                             3.83%                            4.29%
                                                         ====                              ====                            =====
Taxable equivalent adjustment:
  Investment securities(2)....                   202                               245                             380
                                             -------                           -------                         -------
        Net interest income...               $48,038                           $39,833                         $34,610
                                             =======                           =======                         =======

---------------

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2002 and 2001.

                                                         YEAR ENDED DECEMBER 31, (1)
                                       ----------------------------------------------------------------
                                                2002 VS 2001                      2001 VS 2000
                                       -------------------------------   ------------------------------
                                                      CHANGES DUE TO                   CHANGES DUE TO
                                        INCREASE    ------------------    INCREASE    -----------------
                                       (DECREASE)     RATE     VOLUME    (DECREASE)    RATE     VOLUME
                                       ----------   --------   -------   ----------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Income from earning assets:
  Interest and fees on loans.........   $  1,130    $(16,113)  $17,243    $14,740     $(4,008)  $18,748
  Interest on securities:
     Taxable.........................     (1,879)       (511)   (1,368)       422        (473)      895
     Tax-exempt......................       (127)         (3)     (124)      (396)         (9)     (387)
  Interest on federal funds..........       (960)       (620)     (340)       380        (405)      785
  Interest on other investments......        (89)       (356)      267         35         (60)       95
                                        --------    --------   -------    -------     -------   -------
          Total interest income......     (1,925)    (17,603)   15,678     15,181      (4,955)   20,136
                                        --------    --------   -------    -------     -------   -------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits........     (4,215)     (5,499)    1,284        982        (985)    1,967
  Interest on savings deposits.......       (328)       (423)       95       (477)       (359)     (118)
  Interest on time deposits..........     (6,706)    (11,902)    5,196      5,053      (1,191)    6,244
  Interest on other borrowings.......        792        (221)    1,013      2,880          33     2,847
  Interest on trust preferred
     securities......................        370        (366)      736      1,655         (23)    1,678
                                        --------    --------   -------    -------     -------   -------
          Total interest expense.....    (10,087)    (18,411)    8,324     10,093      (2,525)   12,618
                                        --------    --------   -------    -------     -------   -------
          Net interest income........   $  8,162    $    808   $ 7,354    $ 5,088     $(2,430)  $ 7,518
                                        ========    ========   =======    =======     =======   =======

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

     The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. In general, management's strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee, which is comprised of our head of asset/liability management, other senior officers and certain directors, in accordance with policies approved by the board of directors. Our internal Asset/Liability Committee meets weekly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to purchase and sale activity, and maturities of investments and borrowings. The committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to the full board of directors of The Bank.

     One of the primary goals of the committee is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets or liabilities through the use of interest rate contracts, such as interest rate swaps, corridors, caps and floors. Our current strategy is to hedge internally through the use of core deposit accounts, which are not as rate sensitive as other deposit instruments, and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial business, real estate and consumer loans.

     During the next twelve months, approximately $4.8 million more interest-bearing assets than interest-earning liabilities can be repriced to current market rates. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2002, was 100.55%, indicating an asset sensitive position. For the period ending December 31, 2003, our interest rate risk model, which relies on management's growth assumptions, indicates that projected net interest income will increase on an annual basis by 5.64%, or approximately $3.09 million, assuming an instantaneous increase in interest rates of 200 basis points. Assuming an instantaneous decrease of 200 basis points, projected net interest income is expected to decrease on an annual basis by 5.44%, or approximately $2.97 million. The effect on net interest income produced by these scenarios is within our asset and liability management policy, which allows the level of interest rate sensitivity to affect net interest income plus or minus 10 percent (+/-10%).

     Our board has authorized the Asset/Liability Management Committee to utilize financial futures, forward sales, options and interest rate swaps, caps and floors, and other instruments, to the extent necessary, in accordance with Federal Reserve Board regulations and our internal policy. It is expected that financial futures, forward sales and options will be primarily used in hedging mortgage banking products, and interest rate swaps, caps and floors will be used as macro hedges against our securities, loan portfolios and our liabilities.

     We recognize that positions for hedging purposes are primarily a function of three main areas of risk exposure: (1) mismatches between assets and liabilities; (2) prepayment and other option-type risks embedded in our assets, liabilities and off-balance sheet instruments; and (3) the mismatched commitments for mortgages and funding sources. We will engage in only the following types of hedges: (1) those which synthetically alter the maturities or repricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the interest rate risk exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio or liabilities and thus matching the effective maturities of the assets and liabilities.

     The primary derivative instrument used by us to manage interest rate risk is the interest rate swap. An interest rate swap allows one party to swap a fixed rate for a floating rate or vice-versa. The amount of the swap is based on a "notional amount." We most commonly use swap transactions involving callable certificate of deposit issuance, in which we enter into a swap along the same terms as a certificate of deposit ("CD"). These transactions, in some cases, are more beneficial than single maturity issuance, because they allow us to obtain a liquidity hedge (by retaining the right to call the CD), as well as to obtain relatively low-rate funding. We can enter into callable interest rate swaps in conjunction with callable CD issuance, provided the terms of the swap are substantially the same as the terms of the CD.

     As of December 31, 2002, we had outstanding interest rate swaps with a notional amount of $10 million. This was comprised of two interest rate swaps to hedge the fair value of fixed-rate consumer certificates of deposits. These hedges were deemed to be structured as a perfect hedge by our management and as such were treated with the short-cut method of accounting under SFAS Statement No. 133.

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

     Although interest rate sensitivity gap is a useful measurement that contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on our economic value of equity ("EVE"). EVE is defined as the net present value of our balance sheet's cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet's existing earning capacity. The greater the EVE, the greater our earnings capacity. The following table sets forth our EVE as of December 31, 2002:

                                                                           CHANGE
                                                                     ------------------
CHANGE (IN BASIS POINTS) IN INTEREST RATES                  EVE       AMOUNT    PERCENT
------------------------------------------                --------   --------   -------
                                                             (DOLLARS IN THOUSANDS)
+200 BP.................................................  $160,000   $ 28,400    21.58%
+100 BP.................................................   144,500     13,100     9.95
  0 BP..................................................   131,600         --       --
-100 BP.................................................   111,100    (20,500)  (15.58)
-200 BP.................................................   100,200    (31,400)  (23.86)

     The above table is based on a prime rate of 4.25% and assumes an instantaneous uniform change in interest rates at all maturities.

LIQUIDITY

     The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities and other securitized loan assets with maturities matching our offsetting liabilities. See the "Selected Loan Maturity and Interest Rate Sensitivity" and "Maturity Distribution of Investment Securities".

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

     We have entered into certain contractual obligations and commercial commitments which arise in the normal course of business and involve elements of credit risk, interest rate risk and liquidity risk. The following tables summarize these relationships by contractual cash obligations and commercial commitments:

                                                         PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------
                                                 LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                       TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                      --------   ---------   -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Advances from FHLB(1)...............  $173,750    $18,660      $84,000        $250       $ 70,840
Operating leases(2).................     1,425        203          328         250            644
Guaranteed preferred beneficial
  interest in The Banc Corporation's
  subordinated debentures(3)........    31,000         --           --          --         31,000
                                      --------    -------      -------        ----       --------
          Total Contractual Cash
            Obligations.............  $206,175    $18,863      $84,328        $500       $102,484
                                      ========    =======      =======        ====       ========

---------------

(1) See Note 7 to the Consolidated Financial Statements.
(2) See Note 5 to the Consolidated Financial Statements.
(3) See Note 8 to the Consolidated Financial Statements.

                                                          PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------
                                                                             FOUR TO
                                                  LESS THAN     ONE TO         FIVE      AFTER FIVE
                                        TOTAL     ONE YEAR    THREE YEARS     YEARS        YEARS
                                       --------   ---------   -----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
COMMERCIAL COMMITMENTS
Commitments to extend credit(1)......  $158,493   $110,353      $18,403       $5,794      $23,943
Standby letters of credit(1).........    26,329     17,553        8,776           --           --
                                       --------   --------      -------       ------      -------
          Total Commercial
            Commitments..............  $184,822   $127,906      $27,179       $5,794      $23,943
                                       ========   ========      =======       ======      =======

---------------

(1) See Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

     Our total assets were $1.41 billion at December 31, 2002, an increase of $199 million, or 16.5% from $1.21 billion as of December 31, 2001. The increase in total assets primarily related to an increase in net loans of $139 million, cash surrender value of life insurance of $16.1 million, deferred tax benefit of $9.1 million and premises and equipment of $14.0 million. The increase in total assets was funded primarily by an increase in customer deposits and borrowings from the FHLB. The acquisition of CF Bancshares, Inc. on February 15, 2002 added approximately $100 million in total assets, approximately $88 million in total loans and approximately $77 million in total deposits.

     Loans. Loans are the largest category of interest-earning assets and typically provide higher yields than other types of interest-earning assets. Loans involve inherent credit and liquidity risks which management attempts to control and mitigate. At December 31, 2002, total loans net of unearned income were $1.14 billion, an increase of $139.4 million from $999.2 million at December 31, 2001. This compares to increases of $191.0 million during 2001 from $808.2 million at December 31, 2000 and $175.4 million during

2000 from $632.8 million at December 31, 1999. The average yield of the loan portfolio was 7.50%, 9.10% and 9.64% for the years ended December 31, 2002, 2001 and 2000, respectively.

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                              2002         2001        2000       1999       1998
                                           ----------   ----------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Commercial and industrial................  $  213,210   $  194,609   $200,734   $209,349   $141,884
Real estate -- construction and land
  development............................     212,818      225,654    124,045     72,253     44,799
Real estate -- mortgages
  Single-family..........................     272,899      241,517    229,067    138,238    101,872
  Commercial.............................     340,998      210,644    158,258    122,821     56,518
  Other..................................      14,581       32,427     14,774      9,203      5,085
Consumer.................................      79,398       92,655     78,094     72,934     73,251
Other....................................       5,931        2,556      3,993      8,606      9,766
                                           ----------   ----------   --------   --------   --------
          Total loans....................   1,139,835    1,000,062    808,965    633,404    433,175
Unearned income..........................      (1,298)        (906)      (820)      (627)    (1,244)
Allowance for loan losses................     (27,766)     (12,546)    (8,959)    (8,065)    (6,466)
                                           ----------   ----------   --------   --------   --------
          Net loans......................  $1,110,771   $  986,610   $799,186   $624,712   $425,465
                                           ==========   ==========   ========   ========   ========

     The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2002. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                       RATE STRUCTURE FOR LOANS
                                                                                               MATURING
                                                                                             OVER ONE YEAR
                                     OVER ONE YEAR                                  -------------------------------
                       ONE YEAR OR   THROUGH FIVE                                   PREDETERMINED     FLOATING OR
                          LESS           YEARS       OVER FIVE YEARS     TOTAL      INTEREST RATE   ADJUSTABLE RATE
                       -----------   -------------   ---------------   ----------   -------------   ---------------
                                                          (DOLLARS IN THOUSANDS)
Commercial and
  industrial.........   $120,953       $ 86,573         $  5,684       $  213,210     $ 74,335         $ 17,922
Real estate --
  construction and
  land development...    136,954         66,849            9,015          212,818       47,447           28,417
Real estate --
  mortgages
  Single-family......     90,439        104,142           78,318          272,899      101,317           81,143
  Commercial.........     76,459        201,670           62,869          340,998      132,299          132,240
  Other..............      5,086          7,807            1,688           14,581        5,800            3,695
Consumer.............     30,166         47,924            1,308           79,398       48,072            1,160
Other................      2,956          2,319              656            5,931        2,077              898
                        --------       --------         --------       ----------     --------         --------
          Total
            loans....   $463,013       $517,284         $159,538       $1,139,835     $411,347         $265,475
                        ========       ========         ========       ==========     ========         ========
Percent to total
  loans..............       40.6%          45.4%            14.0%           100.0%        36.1%            23.3%
                        ========       ========         ========       ==========     ========         ========

     Allowance for Loan Losses. We maintain an allowance for loan losses at a level we believe is adequate to absorb estimated losses inherent in the loan portfolio. We prepare a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, we estimate the allowance using specific reserves for impaired loans, and other factors, such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. The level of allowance for loan losses to net loans will vary depending on the quarterly analysis.

     We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedures, sets limits on credit concentration and enforces regulatory requirements. In addition, we have implemented a peer review system to supplement our existing independent loan review function. We believe that this system will help us to improve our timely review of the loan portfolio.

     Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

     The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using a seven point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal Loan Review Department and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors.

     Pursuant to SFAS Statement No. 114, impaired loans are specifically reviewed loans for which it is probable that the we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

     Reserve percentages assigned to pass rated homogeneous loans are based on historical charge-off experience adjusted for current trends in the portfolio and other risk factors.

     As stated above, risk ratings are subject to independent review by the Loan Review Department, which also performs ongoing, independent review of the risk management process, which includes underwriting, documentation and collateral control. The Loan Review Department is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have also established a centralized loan administration services department to serve all of our bank locations, thereby providing standardized oversight for compliance approval authorities and bank lending policies and procedures as well as centralized supervision, monitoring and accessibility. In addition, this department will enhance the monitoring of loan risk ratings as well as the monitoring of a loan officer's ability to originate loans.

     We historically have allocated our allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio. This allocation is made for estimation purposes only and is not necessarily indicative of the allocation between categories in which future losses may occur.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                         DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                     2002                 2001                2000                1999                1998
                              ------------------   ------------------   -----------------   -----------------   -----------------
                                        PERCENT              PERCENT             PERCENT             PERCENT             PERCENT
                                        OF LOANS             OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                        IN EACH              IN EACH             IN EACH             IN EACH             IN EACH
                                        CATEGORY             CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                        TO TOTAL             TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                              AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                              -------   --------   -------   --------   ------   --------   ------   --------   ------   --------
                                                                    (DOLLARS IN THOUSANDS)
Commercial and industrial...  $10,056     18.7%    $ 6,536     19.5%    $5,689     24.8%    $4,460     33.1%    $3,119     32.8%
Real estate -- construction
  and land development......    1,317     18.7         919     22.5       392      15.3       223      11.4       181      10.3
Real estate -- Mortgages
  Single-family.............    3,636     23.9       1,273     24.2       916      28.3       500      21.8       500      23.5
  Commercial................   10,174     29.9       1,315     21.1        --      19.6       350      19.4       300      13.1
  Other.....................      396      1.3         333      3.2        --       1.8        21       1.5        26       1.2
Consumer....................    2,075      6.9       2,129      9.2     1,822       9.7     2,452      11.5     2,295      16.9
Other.......................      112       .6          41       .3        50        .5        --       1.3        --       2.2
Unallocated.................       --       --          --       --        90        --        59        --        45        --
                              -------    -----     -------    -----     ------    -----     ------    -----     ------    -----
                              $27,766    100.0%    $12,546    100.0%    $8,959    100.0%    $8,065    100.0%    $6,466    100.0%
                              =======    =====     =======    =====     ======    =====     ======    =====     ======    =====

     The allowance as a percentage of loans, net of unearned income, at December 31, 2002 was 2.44%, and the average of the allowance as a percentage of loans for the five-year period ended December 31, 2002 was 1.59%. The allowance for loan losses as a percentage of non-performing loans increased to 143.12% at December 31, 2002 from 100.99% at December 31, 2001.

     Net charge-offs increased $33.8 million from $3.9 million in 2001 to $37.7 million in 2002. The Bristol bank group contributed approximately $26.2 million to total charge-offs during 2002; the Albertville bank contributed approximately $2.3 million and the Huntsville bank contributed approximately $5.1 million which was primarily comprised of five relationships. Net charge-offs of commercial loans increased $22.8 million from $2.3 million in 2001 to $25.1 million in 2002. Net charge-offs of real estate loans increased $10.3 million from $290,000 in 2001 to $10.6 million in 2002. Net charge-offs of consumer loans increased $900,000 from $1.2 million in 2001 to $2.1 million in 2002. Net charge-offs as a percentage of the provision for loan losses were 72.69% in 2002, up from 51.88% in 2001. Net charge-offs as a percentage of the allowance for loan losses were 135.74% in 2002, up from 30.82% in 2001.

     The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                      YEAR
                                             ------------------------------------------------------
                                                2002        2001       2000       1999       1998
                                             ----------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year.....................................  $   12,546   $  8,959   $  8,065   $  6,466   $  3,741
Allowance of acquired bank.................       1,059         --         --      3,591        368
Charge-offs:
  Commercial and industrial................      25,162      2,415      3,133      4,531      1,256
  Real estate -- construction and land
     development...........................       1,704         48        524         --         --
  Real estate -- mortgages
     Single-family.........................       2,608        184        223        197        359
     Commercial............................       6,140        130          9         53         --
     Other.................................         141         20         --         36         --
  Consumer and other loans.................       2,343      1,517        726        975      1,291
                                             ----------   --------   --------   --------   --------
          Total charge-offs................      38,098      4,314      4,615      5,792      2,906
Recoveries:
  Commercial and industrial................          93         65        193        418        108
  Real estate -- construction and land
     development...........................          14         65         --         --         --
  Real estate -- mortgages
     Single-family.........................          23         --         83         62         81
     Commercial............................          --         27          4         67          5
     Other.................................          38         --         --         43         --
  Consumer and other loans.................         239        290        268        360        412
                                             ----------   --------   --------   --------   --------
          Total recoveries.................         407        447        548        950        606
Net charge-offs............................      37,691      3,867      4,067      4,842      2,300
Provision for loan losses..................      51,852      7,454      4,961      2,850      4,657
                                             ----------   --------   --------   --------   --------
Allowance for loan losses at end of year...  $   27,766   $ 12,546   $  8,959   $  8,065   $  6,466
                                             ==========   ========   ========   ========   ========
Loans at end of period, net of unearned
  income...................................  $1,138,537   $999,156   $808,145   $632,777   $431,931
Average loans, net of unearned income......   1,124,977    914,006    710,414    535,754    340,813
Ratio of ending allowance to ending
  loans....................................        2.44%      1.26%      1.11%      1.27%      1.50%
Ratio of net charge-offs to average
  loans....................................        3.35       0.42       0.57       0.90       0.67
Net charge-offs as a percentage of:
  Provision for loan losses................       72.69      51.88      81.98     169.89      49.39
  Allowance for loan losses................      135.74      30.82      45.40      60.04      35.57
Allowance for loan losses as a percentage
  of nonperforming loans...................      143.12     100.99      90.85(1)   216.22    172.93

---------------

(1) The Bank had an approximately $5.0 million commercial loan to a single bank customer which became non-performing during 2000. The loan was well secured and no loss was anticipated. The current balance at December 31, 2002 is approximately $500,000 and no losses have been incurred.

     Nonperforming Loans. Nonperforming loans increased $7.0 million to $19.4 million as of December 31, 2002 from $12.4 million as of December 31, 2001. As a percent of net loans, nonperforming loans increased from 1.24% at December 31, 2001 to 1.70% at December 31, 2002. The following table represents our nonperforming loans for the dates indicated.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       2002      2001      2000     1999     1998
                                                      -------   -------   ------   ------   ------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual..........................................  $17,165   $ 7,941   $9,340   $3,097   $1,496
Accruing loans 90 days or more delinquent...........    2,235     4,482      334      575      934
Restructured........................................       --        --      187       58       --
                                                      -------   -------   ------   ------   ------
                                                      $19,400   $12,423   $9,861   $3,730   $2,430
                                                      =======   =======   ======   ======   ======
Nonperforming loans as a percent of loans...........     1.70%     1.24%    1.22%     .59%     .56%
                                                      =======   =======   ======   ======   ======

     The following is a summary of nonperforming loans by category for the dates shown:

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       2002      2001      2000     1999     1998
                                                      -------   -------   ------   ------   ------
                                                                 (DOLLARS IN THOUSANDS)
Commercial and industrial...........................  $ 5,056   $ 3,078   $6,580   $1,780   $  560
Real estate -- construction and land development....    1,819     2,895      867      288      158
Real estate -- mortgages
  Single-family.....................................    3,284     3,089      551      333      735
  Commercial........................................    7,425     2,400    1,284      893      526
  Other.............................................      568       145       --       80       --
Consumer............................................    1,234       669      389      298      387
Other...............................................       14       147      190       58       64
                                                      -------   -------   ------   ------   ------
          Total nonperforming loans.................  $19,400   $12,423   $9,861   $3,730   $2,430
                                                      =======   =======   ======   ======   ======

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

     Due to the amount of loans that were charged off and placed on non-accrual during 2002, interest income on loans will decrease, affecting our net income in 2003. Net charge offs increased to $37.7 million in 2002 from $3.9 million in 2001. Non-accrual loans increased to $17.2 million at December 31, 2002 from $7.9 million at December 31, 2001. We expect to have some recoveries from the charged off loans and are working with our customers whose loans have been placed on non-accrual to either move their relationship to another financial institution or return their loan to a performing status. We are vigorously working with legal counsel and regulatory and federal authorities to pursue all available remedies and avenues for collection. We anticipate making fidelity bond claims in an undetermined amount stemming from the unauthorized loan activity. Classified assets increased significantly during 2002 primarily as a result of the Bristol, Florida situation discussed previously. Approximately 88% of the increase in classified assets is from the Bristol, Florida loan portfolio. The remaining 12% of the increase is centered primarily in the Huntsville and Albertville, Alabama banks.

     Impaired Loans. At December 31, 2002, our recorded investment in impaired loans totaled $26.4 million, an increase of $16.3 million from $10.1 million at December 31, 2001. The increase in the amount of impaired loans is attributable to several commercial and commercial real estate loans in the Bristol, Florida loan portfolio. Based on management's current understanding of the financial condition of the borrowers, we believe that many of these loans will be repaid other than according to their original terms. As of December 31, 2002, we considered $14.8 million of the Bristol bank group's loans impaired under SFAS Statement No. 114; $3.1 million of the Albertville bank's loans were impaired and $5.0 million of the Huntsville bank's loans were impaired. At December 31, 2002 and 2001, there were approximately $9.3 million and $3.1 million in allowance for loan losses specifically allocated to impaired loans. We have approximately $224,000 in commitments to loan additional funds to the borrowers whose loans are impaired.

     The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2002:

                                                               OUTSTANDING   SPECIFIC
                                                                 BALANCE     ALLOWANCE
                                                               -----------   ---------
                                                               (DOLLARS IN THOUSANDS)
Commercial and industrial...................................     $10,752      $4,273
Real estate -- construction and land development............       2,106         497
Real estate -- mortgages
  Commercial................................................      12,966       4,484
  Other.....................................................         536          95
Other.......................................................           2          --
                                                                 -------      ------
     Total..................................................     $26,362      $9,349
                                                                 =======      ======

     Potential Problem Loans. In addition to impaired loans, management has identified $6.4 million in potential problem loans as of December 31, 2002. Of the $6.4 million in potential problem loans, $2.3 million or 36% is attributable to the Bristol, Florida group. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Of the total, $2.9 million, or 45% is secured by 1-4 family residential real estate and $1.5 million or 23% is secured by commercial real estate. As of December 31, 2002, The Bank has allocated $1.2 million in loan loss reserve to absorb potential losses on these accounts.

     Investment Securities. The investment securities portfolio comprised 5.74% of our total interest-earning assets as of December 31, 2002. Total securities averaged $63.3 million in 2002, compared to $90.5 million in 2001 and $81.0 million in 2000. The investment securities portfolio produced average tax equivalent yields of 5.45%, 6.03% and 6.71% for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, our investment securities portfolio had an amortized cost of $72.2 million and an estimated fair value of $73.0 million.

     The following table sets forth the amortized costs of the securities we held at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                   HELD TO MATURITY          AVAILABLE FOR SALE
                                                ----------------------   ---------------------------
                                                 2002    2001    2000     2002      2001      2000
                                                ------   ----   ------   -------   -------   -------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies....................  $   --    $--   $   --   $16,769   $18,807   $39,407
State and political subdivisions..............      --    --     2,867     8,654     8,749    12,844
Mortgage-backed securities....................      --    --     1,522    32,706    39,313    38,091
Other securities..............................   1,996    --        --    12,082     2,512     1,516
                                                ------    --    ------   -------   -------   -------
          Total investment securities.........  $1,996    $--   $4,389   $70,211   $69,381   $91,858
                                                ======    ==    ======   =======   =======   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 2002.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                              MATURING
                                        -------------------------------------------------------------------------------------
                                                          AFTER ONE BUT    AFTER FIVE BUT
                                          WITHIN ONE       WITHIN FIVE       WITHIN TEN
                                             YEAR             YEARS            YEARS        AFTER TEN YEARS        TOTAL
                                        --------------   ---------------   --------------   ---------------   ---------------
                                        AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                                        ------   -----   -------   -----   ------   -----   -------   -----   -------   -----
                                                                       (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and agencies..........  $ 467    5.82%   $11,296   2.49%   $   6    5.49%   $ 5,000    3.42%  $16,769    2.86%
  State and political subdivision.....    625    4.06        862   4.64    1,144    4.19      6,023    4.37     8,654    4.35
  Mortgage-backed securities..........    173    6.12        702   6.51    1,847    6.36     29,984    4.41    32,706    4.57
  Other securities....................  1,874    2.97        509   3.10      262    5.51      9,437    7.04    12,082    6.67
                                        ------   ----    -------   ----    ------   ----    -------   -----   -------   -----
        Total.........................  $3,139   5.02%   $13,369   3.04%   $3,259   5.53%   $50,444    4.80%  $70,211    4.50%
                                        ======   ====    =======   ====    ======   ====    =======   =====   =======   =====
Securities held to maturity:
  Corporate debt......................  $  --      --%   $ 1,996   5.80%   $  --      --%   $    --      --%  $ 1,996    5.80%
                                        ======   ====    =======   ====    ======   ====    =======   =====   =======   =====

     Short-Term Investments. Short-term investments as of December 31, 2002 consisted of federal funds sold of $11.0 million compared to $20.0 million as of December 31, 2001. Federal funds sold averaged $21.0 million during 2002, compared to $31.4 million in 2001 and $14.6 million in 2000 and produced average yields of 1.66%, 4.17% and 6.36%, respectively. Federal funds are a primary source of our liquidity and are generally invested on an overnight basis. In addition to federal funds sold, we will also invest in short-term commercial paper. As of December 31, 2002, we did not hold any commercial paper.

     In addition to liquidity management, we also utilize short-term investments when the level of funds committed to lending and investment portfolios changes, or the level of deposit generation changes.

     Deposits. During 2002, average total deposits increased $157.5 million, or 17.3% to $1.07 billion, from $910.3 million in 2001. During 2001, average total deposits increased $167.5 million, or 22.6% from $742.8 million in 2000, which increased $145.6 million, or 24.4% from $597.2 million in 1999. Deposit growth has been generated primarily through internal growth in our various markets. We also acquired approximately $77 million in deposits in our acquisition of CF Bancshares, Inc.

     The following table sets forth our average deposits by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                              AVERAGE FOR THE YEAR
                                   ---------------------------------------------------------------------------
                                            2002                      2001                      2000
                                   -----------------------   -----------------------   -----------------------
                                     AVERAGE                   AVERAGE                   AVERAGE
                                     AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                                   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                                   -----------   ---------   -----------   ---------   -----------   ---------
                                                             (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits.......................  $  106,320        --%      $100,968         --%      $ 91,420         --%
Interest-bearing demand
  deposits.......................     276,522      1.20        230,098       3.27        172,579       3.79
Savings deposits.................      36,765       .67         30,823       1.87         35,141       2.99
Time deposits....................     648,195      3.97        548,445       5.91        443,686       6.17
                                   ----------      ----       --------       ----       --------       ----
          Total average
            deposits.............  $1,067,802      2.74%      $910,334       4.45%      $742,826       4.71%
                                   ==========      ====       ========       ====       ========       ====

     Noninterest-bearing deposits totaled $119.1 million at December 31, 2002, an increase of 25.9%, or $24.5 million from $94.6 million at December 31, 2001. Of the $24.5 million increase in noninterest-bearing deposits, 30.2%, or $7.4 million were generated in branches located in the Alabama region, the other 69.8%, or $17.1 million were generated in branches in the Florida region. Noninterest-bearing deposits comprised 10.7% of total deposits at December 31, 2002, compared to 9.9% at December 31, 2001.

     Interest-bearing deposits totaled $988.7 million at December 31, 2002, an increase of 15.3%, or $131.1 million from $857.6 million at December 31, 2001. Of the $131.1 million increase in interest-bearing deposits, 8.2%, or $10.8 million were generated in branches located in the Alabama region, the other 91.8%, or $120.3 million were generated in branches in the Florida region

     During 2002, average interest-bearing deposits increased $152.1 million, or 18.8% to $961.5 million, from $809.4 million in 2001, compared to an increase during 2001 of $158.0 million, or 24.2% from $651.4 million in 2000, which increased $135.7 million, or 26.3% from $515.7 million in 1999. Interest-bearing deposits comprised 89.3% of total deposits at December 31, 2002, compared to 90.1% at December 31, 2001 and carried an average rate of 3.04%, 5.01% and 5.37% for the years ended December 31, 2002, 2001 and 2000, respectively.

     Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 73.5% of our total deposits at December 31, 2002 compared to 72.8% at December 31, 2001. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 102.8% at December 31, 2002, compared to 104.9% at December 31, 2001. The maturity distribution of our time deposits over $100,000 at December 31, 2002 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                AT DECEMBER 31, 2002
----------------------------------------------------
 UNDER       3-6       6-12       OVER
3 MONTHS   MONTHS     MONTHS    12 MONTHS    TOTAL
--------   -------   --------   ---------   --------
               (DOLLARS IN THOUSANDS)
$55,102..  $99,236   $102,681    $74,281    $331,300
=======    =======   ========    =======    ========

     Approximately 16.6% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2002. We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable source of funding for liquidity planning purposes than core deposits.

     Borrowed Funds. During 2002, average borrowed funds increased $17.8 million, or 13.2% to $152.6 million, from $134.8 million during 2001, which increased $49.0 million, or 57.1% from $85.8 million during 2000. The average rate paid on borrowed funds during 2002, 2001 and 2000 was 5.65%, 5.82% and 5.78%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

     Borrowed funds as of December 31, 2002 consist primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2002 and 2001:

                                                      2002                      2001
                                             -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED
YEAR                                         AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                         ------------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
2003.......................................      4.96%      $ 18,660       4.99%      $ 15,660
2004.......................................      5.21         25,000       5.21         25,000
2005.......................................      4.15         59,000       6.31         32,400
2006.......................................      6.70            250         --             --
2008.......................................      5.74          5,500       5.51          2,500
2009.......................................      5.26          2,000       5.26          2,000
2010.......................................      6.22         31,340       6.18         26,340
2011.......................................      4.97         32,000       4.97         32,000
                                                            --------                  --------
Total......................................      4.98%      $173,750       5.58%      $135,900
                                                            ========                  ========

     Certain advances are subject to call by the FHLB as follows: 2003, $149.8 million; 2004, $2.0 million; and 2005, $3.0 million. The $149.8 million in FHLB advances subject to call during 2003 carry a weighted average interest rate of 4.90% ranging from 1.16% to 7.07%. We do not expect the FHLB to call these advances considering the current interest rate environment.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans, all with a carrying value of approximately $541.5 million at December 31, 2002. We have remaining approximately $96 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     As of December 31, 2002, we had available a $15 million line of credit with a regional bank. Interest is one and three-quarters (1.75%) percentage points in excess of the applicable LIBOR Index Rate, and the line matures May 1, 2005. The loan agreement contains various covenants pertaining to the maintenance of regulatory capital, specified levels of classified assets and the amount of stockholders' equity. At December 31, 2002, we were in breach of the classified assets covenant of that loan agreement. As a result, the lending bank must consent to each advance under the line of credit. As of December 31, 2002 and 2001, there were no outstanding balances on this line.

     We also have available approximately $30 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Guaranteed Preferred Beneficial Interest in our Subordinated
Debentures. On September 7, 2000, TBC Capital II, a Connecticut statutory trust established by us, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital II used the proceeds to purchase an equal principal amount of 10.6% subordinated debentures.

     On July 16, 2001, TBC Capital III, a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12.5% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of December 31, 2002, the interest rate on the securities was 5.61%.

     We have fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. We account for TBC Capital II and TBC Capital III as minority interests. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in our subordinated debentures." The sole assets of TBC Capital II and TBC Capital III are the subordinated debentures issued by us. Both the preferred securities of TBC Capital II and TBC Capital III and our subordinated debentures each have 30-year lives. However, The Banc Corporation, and TBC Capital II and TBC Capital III have call options with a premium after five years through ten years and call options at par, after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

     A portion of the proceeds from the offerings was used to repay borrowings under our line of credit with the balance to be used for general corporate purposes including additional capital investment in our bank subsidiary.

     Stockholder's Equity. Stockholder's equity decreased $400,000 during 2002 to $76.5 million at December 31, 2002 from $76.9 million at December 31, 2001. The decrease in stockholders' equity during 2002 primarily consisted of a net loss of approximately $18.4 million arising from increased net charge-offs and loan loss provisions related mainly to the Bristol, Florida loan portfolio offset by a secondary common stock offering completed during the first quarter of 2002 resulting in net proceeds of $19.3 million. Stockholders' equity was also decreased by certain restricted stock and employee stock ownership plan transactions as described in the following paragraphs. In September of 2000, our board of directors approved a stock repurchase plan in an amount not to exceed $10,000,000. Since September of 2000, 200,274 shares of common stock were repurchased, of which 63,418 shares were reissued during 2001 and 2002. As of December 31, 2002, there were 136,856 shares held in treasury at a total cost of $808,000.

     On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees under our Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth year. The restricted stock was issued at a total value of $1,120,000 and is classified as a contra-equity account, "Unearned restricted stock," in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended December 31, 2002, we have recognized $168,000 in restricted stock expense.

     We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of December 31, 2002, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2.1 million promissory note to reimburse us for funds used to leverage the ESOP. The unreleased shares and our guaranty secure the promissory note, which will be classified as long-term debt on our consolidated statement of financial condition. As the ESOP repays the debt, with our monthly contributions, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense as the shares are earned and committed to be released during the period. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the period ended December 31, 2002 was $52,000. The ESOP shares as of December 31, 2002 were as follows:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Allocated shares............................................           --
Estimated shares committed to be released...................        6,378
Unreleased shares...........................................      267,022
                                                               ----------
Total ESOP shares...........................................      273,400
                                                               ==========
Fair value of unreleased shares.............................   $2,072,000
                                                               ==========

     Regulatory Capital. The table below represents our and our subsidiary's actual regulatory and minimum regulatory capital requirements at December 31, 2002 (dollars in thousands):

                                                             FOR CAPITAL
                                                              ADEQUACY          TO BE WELL
                                             ACTUAL           PURPOSES         CAPITALIZED
                                        ----------------   ---------------   ----------------
                                         AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                        --------   -----   -------   -----   --------   -----
Total Risk-Based Capital
  The Banc Corporation................  $104,483   8.81%   $94,873   8.00%   $118,591   10.00%
  The Bank............................    94,393   8.04     93,894   8.00     117,368   10.00
Tier 1 Risk-Based Capital
  The Banc Corporation................    78,212   6.60     47,327   4.00      71,155    6.00
  The Bank............................    79,722   6.79     46,947   4.00      70,421    6.00
Leverage Capital
  The Banc Corporation................    78,212   5.67     55,134   4.00      68,918    5.00
  The Bank............................    79,722   5.78     55,198   4.00      68,997    5.00

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

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Annual Report on Form 10-K, including any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements.

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors' products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes;
(10) changes in consumer spending and savings habits; and (11) regulatory, legal or judicial proceedings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of The Banc Corporation meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    CONTENTS

Report of Independent Auditors..............................   36
Consolidated Statements of Financial Condition..............   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiaries (Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Corporation changed its method of accounting for goodwill.

                                          /s/ Ernst & Young LLP

Birmingham, Alabama
April 3, 2003

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $   45,365   $   31,682
Interest-bearing deposits in other banks....................      10,025          495
Federal funds sold..........................................      11,000       20,000
Securities available for sale...............................      71,129       68,847
Securities held to maturity (fair value of $1,867,000 in
  2002).....................................................       1,996            -
Mortgage loans held for sale................................         764        1,131
Loans.......................................................   1,139,835    1,000,062
Unearned income.............................................      (1,298)        (906)
                                                              ----------   ----------
Loans, net of unearned income...............................   1,138,537      999,156
Allowance for loan losses...................................     (27,766)     (12,546)
                                                              ----------   ----------
Net loans...................................................   1,110,771      986,610

Premises and equipment, net.................................      61,849       47,829
Accrued interest receivable.................................       6,876        7,562
Stock in FHLB and Federal Reserve Bank......................      10,903        8,505
Other assets................................................      75,136       33,744
                                                              ----------   ----------
         Total assets.......................................  $1,405,814   $1,206,405
                                                              ==========   ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $  119,088   $   94,655
  Interest-bearing demand...................................     285,981      250,947
  Savings...................................................      35,146       28,517
  Time deposits $100,000 and over...........................     331,300      259,143
  Other time................................................     336,283      318,973
                                                              ----------   ----------
         Total deposits.....................................   1,107,798      952,235

Advances from FHLB..........................................     173,750      135,900
Other borrowed funds........................................       1,172          813
Guaranteed preferred beneficial interests in the
  Corporation's subordinated debentures.....................      31,000       31,000
Accrued expenses and other liabilities......................      15,553        9,604
                                                              ----------   ----------
         Total liabilities..................................   1,329,273    1,129,552

Stockholders' equity:
  Preferred stock, par value $.001 per share; shares
    authorized 5,000,000; shares issued -0-.................          --           --
  Common stock, par value $.001 per share; shares authorized
    25,000,000; shares issued 18,009,002 in 2002 and
    14,385,021 in 2001; outstanding 17,605,124 in 2002 and
    14,217,371 in 2001......................................          18           14
  Surplus...................................................      68,315       47,756
  Retained earnings.........................................      11,571       30,329
  Accumulated other comprehensive income (loss).............         550         (322)
  Treasury stock, at cost -- 136,856 and 167,650 shares,
    respectively............................................        (808)        (924)
  Unearned ESOP stock.......................................      (2,153)          --
  Unearned restricted stock.................................        (952)          --
                                                              ----------   ----------
         Total stockholders' equity.........................      76,541       76,853
                                                              ----------   ----------
         Total liabilities and stockholders' equity.........  $1,405,814   $1,206,405
                                                              ==========   ==========

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans................................  $ 84,337   $83,207   $68,467
  Interest on taxable securities............................     2,857     4,736     4,314
  Interest on tax exempt securities.........................       392       476       737
  Interest on federal funds sold............................       350     1,310       930
  Interest and dividends on other investments...............       533       622       587
                                                              --------   -------   -------
  Total interest income.....................................    88,469    90,351    75,035

Interest expense:
  Interest on deposits......................................    29,276    40,525    34,967
  Interest expense on advances from FHLB and other borrowed
     funds..................................................     8,626     7,834     4,954
  Interest on guaranteed preferred beneficial interest in
     our subordinated debentures............................     2,529     2,159       504
                                                              --------   -------   -------
  Total interest expense....................................    40,431    50,518    40,425
                                                              --------   -------   -------
Net interest income.........................................    48,038    39,833    34,610
Provision for loan losses...................................    51,852     7,454     4,961
                                                              --------   -------   -------
  Net interest (loss) income after provision for loan
     losses.................................................    (3,814)   32,379    29,649

Noninterest income:
  Service charges and fees..................................     5,848     4,102     3,986
  Mortgage banking income...................................     3,253     1,692     1,654
  Securities gains..........................................       627     1,383       131
  Litigation settlement.....................................     1,082        --        --
  Other.....................................................     4,313     2,596     2,051
                                                              --------   -------   -------
  Total noninterest income..................................    15,123     9,773     7,822

Noninterest expense:
  Salaries and employee benefits............................    23,495    19,451    16,101
  Occupancy and equipment...................................     7,260     6,864     5,893
  Other.....................................................    11,914    12,182    10,124
                                                              --------   -------   -------
  Total noninterest expenses................................    42,669    38,497    32,118
                                                              --------   -------   -------
(Loss) income before income taxes...........................   (31,360)    3,655     5,353
Income tax (benefit) expense................................   (12,959)      966       996
                                                              --------   -------   -------
          Net (loss) income.................................  $(18,401)  $ 2,689   $ 4,357
                                                              ========   =======   =======
Average common shares outstanding...........................    16,829    14,272    14,384
Average common shares outstanding, assuming dilution........    16,829    14,302    14,387
Basic net (loss) income per common share....................  $  (1.09)  $   .19   $   .30
Diluted net (loss) income per common share..................     (1.09)      .19       .30

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  ACCUMULATED
                                                                     OTHER                  UNEARNED    UNEARNED        TOTAL
                                   COMMON             RETAINED   COMPREHENSIVE   TREASURY     ESOP     RESTRICTED   STOCKHOLDERS'
                                   STOCK    SURPLUS   EARNINGS   INCOME (LOSS)    STOCK      SHARES      STOCK         EQUITY
                                   ------   -------   --------   -------------   --------   --------   ----------   -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2000.......   $14     $47,756   $23,283       $(2,205)      $  --          --          --        $68,848
  Comprehensive income:
    Net income...................    --          --     4,357            --          --          --          --          4,357
    Other comprehensive income
      net of tax of $1,155;
      unrealized losses on
      securities available for
      sale, arising during the
      period, net of
      reclassification
      adjustment.................    --          --        --         1,880          --          --          --          1,880
                                                                                                                       -------
  Comprehensive income...........                                                                                        6,237
  Purchase of 40,000 shares of
    treasury stock...............    --          --        --            --        (210)         --          --           (210)
                                    ---     -------   -------       -------       -----      ------      ------        -------
Balance at December 31, 2000.....    14      47,756    27,640          (325)       (210)         --          --         74,875
  Comprehensive income:
    Net income...................    --          --     2,689            --          --          --          --          2,689
    Other comprehensive income
      net of tax of $2;
      unrealized gain on
      securities available for
      sale, arising during the
      period, net of
      reclassification
      adjustment.................    --          --        --             3          --          --          --              3
                                                                                                                       -------
  Comprehensive income...........                                                                                        2,692
  Purchase of 137,650 shares of
    treasury stock...............    --          --        --            --        (780)         --          --           (780)
  Sale of 10,000 shares of
    treasury stock...............    --          --        --            --          66          --          --             66
                                    ---     -------   -------       -------       -----      ------      ------        -------
Balance at December 31, 2001.....    14      47,756    30,329          (322)       (924)         --          --         76,853
  Comprehensive loss:
    Net loss.....................    --          --   (18,401)           --          --          --          --        (18,401)
    Other comprehensive income
      net of tax of $581;
      unrealized gain on
      securities available for
      sale, arising during the
      period, net of
      reclassification
      adjustment.................    --          --        --           872          --          --          --            872
                                                                                                                       -------
  Comprehensive loss.............    --          --        --            --          --          --          --        (17,529)
  Purchase of 22,624 shares of
    treasury stock...............    --          --        --            --        (164)         --          --           (164)
  Sale of 53,418 shares of
    treasury stock...............    --          85        --            --         280          --          --            365
  Cash dividends declared, $0.02
    per share....................    --          --      (357)           --          --          --          --           (357)
  Issuance of 3,450,000 shares of
    common stock, net of direct
    costs........................     4      19,246        --            --          --          --          --         19,250
  Issuance of 16,449 shares of
    common stock in business
    combinations.................    --         109        --            --          --          --          --            109
  Issuance of 157,500 shares of
    restricted common stock......    --       1,120        --            --          --          --      (1,120)            --
  Amortization of unearned
    restricted stock.............    --          --        --            --          --          --         168            168
  Purchase of 273,400 shares by
    ESOP.........................    --          --        --            --          --      (2,205)         --         (2,205)
  Release of 6,378 shares by
    ESOP.........................    --          (1)       --            --          --          52          --             51
                                    ---     -------   -------       -------       -----      ------      ------        -------
Balance at December 31, 2002.....   $18     $68,315   $11,571       $   550       $(808)     (2,153)       (952)       $76,541
                                    ===     =======   =======       =======       =====      ======      ======        =======

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002         2001        2000
                                                              ---------   ----------   ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income...........................................  $ (18,401)  $    2,689   $   4,357
Adjustments to reconcile net (loss) income to net cash
  provided by operations:
  Depreciation..............................................      3,305        3,017       2,598
  Net premium amortization (discount accretion) on
    securities..............................................        403          (31)       (371)
  Gain on sale of securities available for sale.............       (627)      (1,383)       (131)
  Provision for loan losses.................................     51,852        7,454       4,961
  Decrease (increase) in accrued interest receivable........      1,071        1,053      (2,329)
  Deferred income tax benefit...............................     (9,198)      (1,800)     (1,286)
  Other operating activities, net...........................     (9,205)       1,566       2,429
  Decrease (increase) in mortgage loans held for sale.......        367        3,194      (2,197)
                                                              ---------   ----------   ---------
Net cash provided by operating activities...................     19,567       15,759       8,031
INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in other
  banks.....................................................     (9,530)       1,932        (565)
Decrease (increase) in federal funds sold...................      9,000      (16,880)      2,723
Decrease in short-term commercial paper.....................         --           --      14,719
Proceeds from sales of securities available for sale........     17,403       68,786       4,578
Proceeds from maturities of securities available for sale...     35,914       96,406      13,244
Proceeds from maturities of securities held to maturity.....         --           --       1,076
Purchase of securities available for sale...................    (51,644)    (136,916)    (40,385)
Purchase of securities held to maturity.....................     (1,996)          --          --
Net increase in loans.......................................    (83,185)    (199,143)   (179,647)
Net cash paid in business combinations......................     (8,619)          --          --
Purchase of premises and equipment..........................    (14,236)      (7,617)     (9,605)
Other investing activities, net.............................    (16,586)         568      (3,461)
                                                              ---------   ----------   ---------
Net cash used in investing activities.......................   (123,479)    (192,864)   (197,323)

FINANCING ACTIVITIES
Net increase in demand and savings deposits.................     17,388       73,102      23,242
Net increase in time deposits...............................     60,684       51,829     121,545
Increase in FHLB advances...................................     22,600       31,600      41,800
Net decrease in borrowings on credit line...................         --           --      (7,104)
Proceeds from note payable..................................     14,000           --          --
Principal payment on note payable...........................    (14,000)          --          --
Net increase (decrease) in other borrowed funds.............        359          279        (115)
Proceeds from guaranteed preferred beneficial interest in
  our subordinated debentures...............................         --       16,000      15,000
Proceeds from issuance of common stock......................     19,290           66          --
Purchase of treasury stock..................................       (164)        (780)       (210)
Cash dividends paid.........................................       (357)          --          --
Purchase of ESOP shares.....................................     (2,205)          --          --
                                                              ---------   ----------   ---------
         Net cash provided by financing activities..........    117,595      172,096     194,158
                                                              ---------   ----------   ---------
Increase (decrease) in cash and due from banks..............     13,683       (5,009)      4,866
Cash and due from banks at beginning of year................     31,682       36,691      31,825
                                                              ---------   ----------   ---------
Cash and due from banks at end of year......................  $  45,365   $   31,682   $  36,691
                                                              =========   ==========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $  41,395   $   48,339   $  38,132
  Income taxes..............................................      3,900        2,794       1,523
Assets acquired in business combinations....................    101,765           --          --
Liabilities assumed in business combinations................     93,146           --          --
Transfer of held to maturity securities to available for
  sale......................................................         --        4,389          --

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

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

  Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions or balances have been eliminated in consolidation.

     On February 15, 2002, the Corporation acquired CF Bancshares, Inc. and its bank subsidiary Citizens Federal Savings Bank of Port Saint Joe ("CF Bancshares") in a business combination accounted for as a purchase. As such, the Corporation's consolidated financial statements include the results of operations of CF Bancshares only from its date of acquisition. See Note 14 for more disclosure regarding the Corporation's business combinations.

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. The guaranteed preferred beneficial interests in the Corporation's subordinated debentures (trust preferred securities) have been reclassified as long-term debt and the related distributions have been reclassified as interest expense. These trust preferred securities were previously classified as minority interest in the consolidated statement of financial condition with the associated distributions classified as noninterest expense in the consolidated statement of operations.

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

     The Corporation's banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which is based on a percentage of deposits. The amount of the reserves at December 31, 2002 was approximately $1,341,000.

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

  Loans and Allowance for Loan Losses

     Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest income with respect to loans is accrued on the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method, which approximates a level yield.

     Accrual of interest is discontinued on loans, which are past due greater than ninety days unless the loan is well secured and in the process of collection. "Well secured," means that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. "In the process of collection," means that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on these loans placed on nonaccrual is reversed from income. Interest payments received on these loans are applied as a reduction of the loan principal balance.

     Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan", impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions.

     The allowance for loan loss is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb probable losses on existing loans.

     Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a seven point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, are subject to review by the Corporation's internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss unless the loan has been specifically reviewed for impairment. Reserve percentages assigned to homogeneous and non-rated loans are based on historical charge-off experience adjusted for other risk factors.

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

  Intangible Assets

     At December 31, 2002 and 2001, goodwill, net of accumulated amortization, totaled $10,672,000 and $6,086,000, respectively. The Corporation adopted Financial Accounting Standards Board ("FASB") Statement 142 on January 1, 2002. Statement 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

     At December 31, 2002, the Corporation also had $2,612,000 of core deposit intangibles from the CF Bancshares acquisition, which is being amortized over ten years. (See Recent Accounting Pronouncements)

  Other Real Estate

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of other real estate are included in other expense. Other real estate totaled $2,360,000 and $3,608,000 at December 31, 2002 and 2001, respectively.

  Income Taxes

     The consolidated financial statements are prepared on the accrual basis. The Corporation accounts for income taxes using the liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

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

     Diluted earnings per share computations are based on the weighted average number of shares outstanding during the period, plus the dilutive effect of stock options and restricted stock awards.

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

  Derivative Financial Instruments and Hedging Activities

     SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.

     Derivative financial instruments that qualify under SFAS 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs.

     Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

derivative instrument is recognized as a component of other comprehensive income. The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For derivative financial instruments not designated as a fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value.

     The Corporation formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering various hedge transactions. The Corporation performs an assessment, at inception and on an ongoing basis, of whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

     During 2002, the Corporation entered into interest-rate swap agreements to manage interest-rate risk exposure. The interest-rate swap agreements utilized by the Corporation effectively modify the Corporation's exposure to interest risk by converting $10,000,000 fixed-rate certificates of deposit to a LIBOR floating rate. These derivative instruments are included in other assets or other liabilities on the statement of financial condition. For the year ended December 31, 2002, there was no ineffectiveness recorded to earnings related to these fair value hedges.

  Recent Accounting Pronouncements

     In July 2001, the SFAS issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with the SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

     The Corporation adopted the provisions of Statement 141 in 2001 and the provisions of Statement 142 on January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, are not to be amortized (See Note 14) but are to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were to continue to be amortized until the adoption of Statement 142.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Due to the Bristol Florida bank group situation the Corporation reassessed the residual value of the goodwill in the Florida segment and determined that there is no impairment loss.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 144 supersedes Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the statement of income. This statement was effective for the Corporation in January 2002 and did not have a material impact on its financial condition or results of operations.

     In October of 2002, the FASB released statement, SFAS No. 147, "Acquisitions of Certain Financial Institutions," (Statement 147) amending Statements No. 72 and 144 and FASB Interpretation No. 9 allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, and No. 142. In addition, Statement 147 amends Statement No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

     This Statement is effective for acquisitions which occur after September 30, 2002; the transition provisions for previously recognized unidentifiable intangibles are effective after September 30, 2002 with earlier application permitted. As such, the Corporation has reclassified to goodwill approximately $5.1 million in unidentifiable intangible assets which arose from a business combination in North Alabama. Amortization expense of $113,000, net after-tax, has been reversed from the third quarter 2002 income statement. The after-tax effect of the reversal is not considered material to previously issued financial statements.

     At December 31, 2002, the Corporation had unamortized goodwill in the amount of $10,672,000, which is subject to the provisions of Statements 141 and
142. The adoption of Statement 142 and 147 resulted in the loss before tax benefit of approximately $562,000 and a decrease in net loss of approximately $393,000, or approximately $.02 per share in 2002. During the first quarter of 2002, the Corporation performed the first of the required impairment tests of goodwill and intangible assets with indefinite lives. No impairment was noted.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The following table sets forth the reconcilement of net (loss) income and
(loss) earnings per share excluding goodwill amortization for the twelve-month period ended December 31, 2002 compared to the twelve-month period ended December 31, 2001 (in thousands, except per share data):

                                                              FOR THE TWELVE-MONTH PERIOD
                                                                   ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 2002              2001
                                                              -----------        ---------
Reported net (loss) income..................................   $(18,401)          $2,689
Add back: goodwill amortization.............................         --              393
                                                               --------           ------
          Adjusted net (loss) income........................   $(18,401)          $3,082
                                                               ========           ======
Basic net (loss) income per common share:
  Reported net (loss) income................................   $  (1.09)          $  .19
  Add back: goodwill amortization...........................         --              .02
                                                               --------           ------
          Adjusted net (loss) income........................   $  (1.09)          $  .21
                                                               ========           ======

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity's activities through voting rights; and/or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation does not expect Interpretation 46 to have any impact on its financial position or results of operation.

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2002 and 2001 are as follows:

                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
                                                                 (IN THOUSANDS)
DECEMBER 31, 2002
Investment securities available for sale:
  U.S. agency securities.......................   $16,769       $157         $ 17       $16,909
  State, county and municipal securities.......     8,654        232           35         8,851
  Mortgage-backed securities...................    32,706        567           23        33,250
  Corporate debt...............................     6,516         32           --         6,548
  Other securities.............................     5,566          5           --         5,571
                                                  -------       ----         ----       -------
          Total................................   $70,211       $993         $ 75       $71,129
                                                  =======       ====         ====       =======
Investment securities held to maturity:
  Corporate debt...............................   $ 1,996       $ --         $129       $ 1,867
                                                  =======       ====         ====       =======
DECEMBER 31, 2001
Investment securities available for sale:
  U.S. agency securities.......................   $18,807       $ 65         $ --       $18,872
  State, county and municipal securities.......     8,749        117          193         8,673
  Mortgage-backed securities...................    39,313        204          739        38,778
  Corporate debt...............................       399         14           --           413
  Other securities.............................     2,113         --            2         2,111
                                                  -------       ----         ----       -------
          Total................................   $69,381       $400         $934       $68,847
                                                  =======       ====         ====       =======

     Securities with an amortized cost of $41,953,000 and $62,744,000 at December 31, 2002 and 2001, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

     The transition provisions of SFAS No. 133 provide that at the date of initial application (January 1, 2001), debt securities categorized as held-to-maturity may be transferred into the available-for-sale category without calling into question the Corporation's intent to hold other debt securities until maturity. As such, on January 1, 2001, the Corporation transferred debt securities with a carrying value of $4,389,000 and a market value of $4,317,000 to the available-for-sale category and the $72,000 unrealized loss on the transfer was recorded in other comprehensive income.

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

     The amortized cost and estimated fair values of investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    SECURITIES HELD        SECURITIES AVAILABLE
                                                      TO MATURITY                FOR SALE
                                                 ----------------------   ----------------------
                                                 AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                   COST      FAIR VALUE     COST      FAIR VALUE
                                                 ---------   ----------   ---------   ----------
                                                                 (IN THOUSANDS)
Due in one year or less........................   $   --       $   --      $ 2,965     $ 2,998
Due after one year through five years..........    1,996        1,867       12,667      12,859
Due after five years through ten years.........       --           --        1,412       1,465
Due after ten years............................       --           --       20,461      20,557
Mortgage-backed securities.....................       --           --       32,706      33,250
                                                  ------       ------      -------     -------
                                                  $1,996       $1,867      $70,211     $71,129
                                                  ======       ======      =======     =======

     Gross realized gains on sales of investment securities available for sale in 2002, 2001 and 2000 were $629,000, $1,461,000 and $169,000, respectively, and gross realized losses for the same periods were $2,000, $78,000 and $38,000, respectively.

     The components of other comprehensive income for the years ended December 31, 2002 and 2001 are as follows:

                                                          PRE-TAX   INCOME TAX     NET OF
                                                          AMOUNT     EXPENSE     INCOME TAX
                                                          -------   ----------   ----------
                                                                   (IN THOUSANDS)
2002
Unrealized gain on available for sale securities........  $2,080      $  813       $1,267
Less reclassification adjustment for gains realized in
  net loss..............................................     627         232          395
                                                          ------      ------       ------
          Net unrealized gain...........................  $1,453      $  581       $  872
                                                          ======      ======       ======
2001
Unrealized gain on available for sale securities........  $1,388      $  527       $  861
Less reclassification adjustment for gains realized in
  net income............................................   1,383         525          858
                                                          ------      ------       ------
          Net unrealized gain...........................  $    5      $    2       $    3
                                                          ======      ======       ======
2000
Unrealized gains on available for sale securities.......  $3,166      $1,205       $1,961
Less reclassification adjustment for gains realized in
  net income............................................     131          50           81
                                                          ------      ------       ------
          Net unrealized gain...........................  $3,035      $1,155       $1,880
                                                          ======      ======       ======

                     THE BANC CORPORATION AND SUBSIDIARIES

3.  LOANS

     At December 31, 2002 and 2001, the composition of the loan portfolio was as follows:

                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Commercial and industrial...................................  $  213,210   $  194,609
Real estate -- construction and land development............     212,818      225,654
Real estate -- mortgage
  Single-family.............................................     272,899      241,517
  Commercial................................................     340,998      210,644
  Other.....................................................      14,581       32,427
Consumer....................................................      79,398       92,655
All other loans.............................................       5,931        2,556
                                                              ----------   ----------
          Total loans.......................................  $1,139,835   $1,000,062
                                                              ==========   ==========

     At December 31, 2002 and 2001, the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $26,400,000 and $10,100,000, respectively. At December 31, 2002 and 2001, there were approximately $9,300,000 and $3,100,000, respectively, in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2002, 2001 and 2000 was approximately $16,175,000, $12,500,000 and $15,100,000, respectively. Interest income recognized on loans considered impaired totaled approximately $575,000, $385,000 and $857,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Corporation had approximately $224,000 of commitments to loan additional funds to the borrowers whose loans were impaired at December 31, 2002.

4.  ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 follows:

                                                             2002      2001      2000
                                                           --------   -------   -------
                                                                  (IN THOUSANDS)
Balance at beginning of year.............................  $ 12,546   $ 8,959   $ 8,065
  Allowance of acquired bank.............................     1,059        --        --
  Provision for loan losses..............................    51,852     7,454     4,961
  Loan charge-offs.......................................   (38,098)   (4,314)   (4,615)
  Recoveries.............................................       407       447       548
                                                           --------   -------   -------
Balance at end of year...................................  $ 27,766   $12,546   $ 8,959
                                                           ========   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

5.  PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 2002 and 2001 are as follows:

                                                                2002      2001
                                                              --------   -------
                                                                (IN THOUSANDS)
Land........................................................  $  9,888   $ 5,244
Premises....................................................    46,827    38,819
Furniture and equipment.....................................    17,167    12,570
                                                              --------   -------
                                                                73,882    56,633
Less accumulated depreciation and amortization..............   (13,046)   (9,947)
                                                              --------   -------
Net book value of premises and equipment in service.........    60,836    46,686
Real estate under renovation or held for sale...............     1,013     1,143
                                                              --------   -------
          Total.............................................  $ 61,849   $47,829
                                                              ========   =======

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $3,305,000, $3,017,000 and $2,598,000, respectively.

     Future minimum lease payments under the operating leases are summarized as follows:

                                                             PROPERTY   EQUIPMENT   TOTAL
                                                             --------   ---------   ------
Year ending December 31
  2003.....................................................   $  125      $ 78      $  203
  2004.....................................................      125        49         174
  2005.....................................................      125        29         154
  2006.....................................................      125        --         125
  2007.....................................................      125        --         125
  2008 and thereafter......................................      644         -         644
                                                              ------      ----      ------
          Total minimum lease payments.....................   $1,269      $156      $1,425
                                                              ======      ====      ======

     Rental expense relating to operating leases amounted to approximately $766,000, $918,000 and $757,003 for the years ended December 31, 2002, 2001 and
2000, respectively.

6.  DEPOSITS

     The following schedule details interest expense on deposits:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2002      2001      2000
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Interest-bearing demand...................................  $ 3,308   $ 7,523   $ 6,541
Savings...................................................      247       575     1,052
Time deposits $100,000 and over...........................   10,701     9,955     8,257
Other time................................................   15,020    22,472    19,117
                                                            -------   -------   -------
          Total...........................................  $29,276   $40,525   $34,967
                                                            =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

6.  DEPOSITS -- (CONTINUED)

     At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

2003........................................................  $512,762
2004........................................................    69,295
2005........................................................    31,813
2006........................................................    12,589
2007 and thereafter.........................................    41,124
                                                              --------
                                                              $667,583
                                                              ========

7.  BORROWED FUNDS

     The following is a summary, by year of maturity, of advances from the Federal Home Loan Bank ("FHLB") as of December 31, 2002 and 2001 (in thousands):

                                                      2002                      2001
                                             -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED
YEAR                                         AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                         ------------   --------   ------------   --------
2003.......................................      4.96%      $ 18,660       4.99%      $ 15,660
2004.......................................      5.21         25,000       5.21         25,000
2005.......................................      4.15         59,000       6.31         32,400
2006.......................................      6.70            250         --             --
2008.......................................      5.74          5,500       5.51          2,500
2009.......................................      5.26          2,000       5.26          2,000
2010.......................................      6.22         31,340       6.18         26,340
2011.......................................      4.97         32,000       4.97         32,000
                                                 ----       --------       ----       --------
          Total............................      4.98%      $173,750       5.58%      $135,900
                                                 ====       ========       ====       ========

     The above schedule is by contractual maturity. Call dates for the above are as follows: 2003, $149,840,000; 2004, $2,000,000; and 2005, $3,000,000.

     The advances are secured by a blanket lien on certain residential and commercial real estate loans all with a carrying value of approximately $541,459,000 at December 31, 2002.

     As of December 31, 2002 the Corporation had available a $15,000,000 line of credit with a regional bank. Interest is one and three-quarters (1.75%) percentage points in excess of the applicable LIBOR Index Rate and the line matures May 1, 2005. The loan agreement contains various covenants pertaining to the maintenance of regulatory capital, specified levels of classified assets and the amount of stockholders' equity. At December 31, 2002, the Corporation was in breach of the classified assets covenant of that agreement. As a result, the lending bank must consent to each advance under the line of credit. As of December 31, 2002 and 2001, there were no outstanding balances on this line.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

8. GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES -- (CONTINUED)

     On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% annum ceiling for the first ten years. As of December 31, 2002 and 2001, the interest rate on the securities was 5.61% and 7.57%, respectively.

     The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and III on a subordinated basis with respect to the preferred securities. The Corporation accounts for TBC Capital II and III as minority interests. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in the Corporation's subordinated debentures." The sole assets of TBC Capital II and III are the subordinated debentures issued by the Corporation. Both the preferred securities of TBC Capital II and III and the subordinated debentures of the Corporation each have 30-year lives. However, both the Corporation and TBC Capital II and III have call options, with a premium after five years through ten years and call options at par after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements. Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distribution on our trust preferred securities in March 2003.

     A portion of the proceeds from the offering were used to repay borrowings under the Corporation's line of credit with the balance to be used for general corporate purposes including additional capital investment in the Corporation's bank subsidiary.

9.  CASH AND STOCK INCENTIVE PLANS

     The Corporation has established a stock incentive plan for directors and certain key employees that provide for the granting of restricted stock and incentive and nonqualified options to purchase up to 1,500,000 shares of the Corporation's common stock. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted.

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

                                                               DECEMBER 31,
                                  -----------------------------------------------------------------------
                                           2002                     2001                    2000
                                  ----------------------   ----------------------   ---------------------
                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                AVERAGE                  AVERAGE                 AVERAGE
                                               EXERCISE                 EXERCISE                EXERCISE
                                    NUMBER       PRICE       NUMBER       PRICE      NUMBER       PRICE
                                  ----------   ---------   ----------   ---------   ---------   ---------
Under option, beginning of
  year..........................   1,032,009     $6.44        981,509     $8.99       715,669    $10.68
     Granted....................     401,000      7.56        735,000      6.58       376,000      6.13
     Exercised..................          --        --             --        --            --        --
     Cancelled..................          --        --       (566,000)    10.87            --        --
     Forfeited..................     (25,000)     6.48       (118,500)     7.25      (110,160)    10.19
                                  ----------               ----------               ---------
Under option, end of year.......   1,408,009      6.76      1,032,009      6.44       981,509      8.99
                                  ==========               ==========               =========
Exercisable at end of year......     553,309                  283,209                 425,809
                                  ==========               ==========               =========
Weighted-average fair value per
  option of options granted
  during the year...............  $     2.95               $     2.71               $    2.69
                                  ==========               ==========               =========

     On December 31, 2001, the Corporation cancelled previously issued stock options totaling 566,000. The most recent option grant date prior to the cancellation was June 19, 2001, the Corporation's normal timing for grants. The Corporation's first grant date after December 31, 2001 was July 31, 2002.

     A further summary about options outstanding at December 31, 2002 is as follows:

                                                                         OPTIONS OUTSTANDING
                                                              -----------------------------------------
                                                                              WEIGHTED-
                                                                               AVERAGE
                                                                NUMBER       CONTRACTUAL      NUMBER
EXERCISE PRICE                                                OUTSTANDING   LIFE IN YEARS   EXERCISABLE
--------------                                                -----------   -------------   -----------
$5.68.......................................................      50,000        8.00           20,000
 5.94.......................................................       2,500        8.25            1,000
 6.00.......................................................     204,000        7.55          122,400
 6.24.......................................................      29,009        3.50           29,009
 6.31.......................................................      50,000        7.46           30,000
 6.50.......................................................      32,500        9.21            6,500
 6.65.......................................................     666,000        8.55          266,400
 6.77.......................................................       5,000        9.04            1,000
 7.00.......................................................       8,000        7.80            4,800
 7.67.......................................................     361,000        9.58           72,200
                                                               ---------                      -------
                                                               1,408,009                      553,309
                                                               =========                      =======

     As of December 31, 2002, there were no shares of the Corporation's common stock available for future grants.

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation

                     THE BANC CORPORATION AND SUBSIDIARIES

9.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2002, 2001 and 2000. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                    DECEMBER 31,
                                                             --------------------------
                                                               2002      2001     2000
                                                             --------   ------   ------
Net (loss) income:
  As reported..............................................  $(18,401)  $2,689   $4,357
  Pro forma................................................   (19,231)   2,254    3,344
Basic net (loss) income per share:
  As reported..............................................  $  (1.09)  $  .19   $  .30
  Pro forma................................................     (1.14)     .16      .23
Diluted net (loss) income per share:
  As reported..............................................     (1.09)     .19      .30
  Pro forma................................................     (1.14)     .16      .23

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for:

                                                              2002   2001   2000
                                                              ----   ----   ----
Risk free interest rate.....................................  3.92%  4.60%  5.34%
Volatility factor...........................................   .28%   .29%   .30%
Weighted average life of options (in years).................  6.00   6.00   6.00
Dividend yield..............................................  0.00%  0.00%  0.00%

     On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at a total value of $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. The amount of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the period ended December 31, 2002, the Corporation has recognized $168,000 in restricted stock expense.

     The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of December 31, 2002, the ESOP has been internally leveraged with 267,022 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which will be classified as long-term debt on the Corporation's statement of financial condition. As the ESOP repays the debt, with monthly contributions from the Corporation, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to

                     THE BANC CORPORATION AND SUBSIDIARIES

9.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2002 was $52,000. The ESOP shares as of December 31, 2002 were as follows:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Allocated shares............................................           --
Estimated shares committed to be released...................        6,378
Unreleased shares...........................................      267,022
                                                               ----------
          Total ESOP shares.................................      273,400
                                                               ==========
          Fair value of unreleased shares...................   $2,072,000
                                                               ==========

10.  RETIREMENT PLANS

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $255,000, $243,000 and $108,000 in 2002, 2001 and 2000, respectively.

     The Corporation has nonqualified benefit plans that are designed to provide retirement and death benefits to certain executive officers and directors. The benefit amounts are based on the excess amount earned on single premium life insurance policies owned by the Corporation. Under the plan, the Corporation recovers both its investment and opportunity costs before allocating any benefits to the participants. Benefit payments to participants are not guaranteed since they are dependent on the excess earnings generated by the life insurance policies. Payments under these plans are scheduled to begin in 2003 for some participants who will reach retirement age. In connection with the plans, the Corporation has purchased single premium life insurance policies with cash surrender values of approximately $15,006,000 and $13,704,000 at December 31, 2002 and 2001, respectively. Compensation expense related to these plans totaled $669,000, $378,000 and $401,000 for 2002, 2001 and 2000, respectively.

11.  INCOME TAXES

     The components of the income tax (benefit) expense are as follows (in thousands):

                                                             2002      2001      2000
                                                           --------   -------   -------
Current:
  Federal................................................  $ (3,355)  $ 2,335   $ 1,768
  State..................................................      (406)      431       514
                                                           --------   -------   -------
          Total current (benefit) expense................    (3,761)    2,766     2,282
Deferred:
  Federal................................................    (7,806)   (1,725)   (1,210)
  State..................................................    (1,392)      (75)      (76)
                                                           --------   -------   -------
          Total deferred tax benefit.....................    (9,198)   (1,800)   (1,286)
                                                           --------   -------   -------
          Total income tax (benefit) expense.............  $(12,959)  $   966   $   996
                                                           ========   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)

     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                               2002      2001
                                                              -------   ------
Deferred tax assets:
  Rehabilitation tax credit.................................  $ 4,633   $1,986
  Provision for loan losses.................................   10,274    4,321
  Net operating loss carryforward...........................      713       --
  Alternative minimum tax credit carryover..................      465      228
  Unrealized loss on securities.............................       --      215
  Other.....................................................    2,018    1,480
                                                              -------   ------
          Total deferred tax assets.........................   18,103    8,230
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................    2,633    2,604
  Depreciation..............................................      628      434
  Unrealized gain on securities.............................      367       --
  Other.....................................................      297       68
                                                              -------   ------
          Total deferred tax liabilities....................    3,925    3,106
                                                              -------   ------
          Net deferred tax asset............................  $14,178   $5,124
                                                              =======   ======

     The effective tax rate differs from the expected tax using statutory rate of 34%. Reconciliation between the expected tax and the actual income tax (benefit) expense follows (in thousands):

                                                              2002      2001     2000
                                                            --------   ------   -------
Expected tax (benefit) expense at 34% of (loss) income
  before taxes............................................  $(10,662)  $1,243   $ 1,820
Add (deduct):
  Rehabilitation tax credit...............................      (384)    (522)   (1,255)
  State income taxes, net of federal tax benefit..........    (1,115)     106       351
  Effect of interest income exempt from Federal income
     taxes................................................      (182)    (214)     (267)
  Basis reduction.........................................       131      178       428
  Increase in cash surrender value of life insurance......      (414)    (202)     (190)
  Other items -- net......................................      (333)     377       109
                                                            --------   ------   -------
Income tax (benefit) expense..............................  $(12,959)  $  966   $   996
                                                            ========   ======   =======

     The Corporation has net operating loss carryforwards for two states of approximately $4,600,000 in Alabama and $7,600,000 in Florida which can be carried forward eight years and twenty years, respectively.

     The Corporation has available at December 31, 2002 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows:

Year of expiration:
  2018......................................................  $1,734
  2019......................................................     738
  2020......................................................   1,255
  2021......................................................     522
  2022......................................................     384
                                                              ------
                                                              $4,633
                                                              ======

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)

     This credit was established as a result of the restoration and enhancement of the John A. Hand building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 2002. The Corporation is required to reduce its tax basis in the John A. Hand building by the amount of the credit.

     Applicable income tax expense of $232,000, $525,000 and $50,000 on securities gains for the years ended December 31, 2002, 2001 and 2000, respectively, is included in income taxes.

12.  RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2002 and 2001 were $12,739,000 and $14,888,000, respectively. Activity during the year ended December 31, 2002 is summarized as follows (in thousands):

  BALANCE                                          BALANCE
DECEMBER 31,                            OTHER    DECEMBER 31,
    2001       ADVANCES   REPAYMENTS   CHANGES       2002
------------   --------   ----------   -------   ------------
14$,888...      $4,870     $(9,560)    $2,531      $12,729
  =======       ======     =======     ======      =======

     At December 31, 2002, the deposits of such related parties in the subsidiary banks amounted to approximately $2,845,000.

     In July 1998, prior to its acquisition by the Corporation, Emerald Coast Bancshares, Inc. sold the land and building of its main office and two branch offices to an entity under the control of certain members of Emerald Coast Bancshares' Board of Directors for the fair value of approximately $3,794,700. The sales were accounted for under a sale-leaseback arrangement. The deferred gain on the sales amounted to $87,000 and is being amortized into income over the lease terms. At December 31, 2001, the deferred gain amounted to approximately $27,000. Terms of the leases are described Note 5. Rental expense under these operating leases amounted to approximately $175,000 in 2002 and $473,000 in 2001 and 2000, respectively.

     In June 2002, The Bank purchased these properties for their fair value of approximately $3,892,200.

     The Corporation sold commercial real estate to certain directors realizing gains of $305,000 and $161,000 in 2001 and 2000, respectively. The Corporation received consideration of $650,000 and $250,000 in 2001 and 2000, respectively, for the commercial real estate sales.

     During 2002, the Corporation, through its real estate management subsidiary, received from an affiliated company $180,000 in rental income and $105,000 in personnel and management related fees. As of December 31, 2002 and 2001, approximately $156,000 and $112,000, respectively in receivables were due from the affiliated company. These respective receivables have been paid in full subsequent to December 31, 2002 and 2001 in the normal course of business.

     On September 27, 2002, The Bank sold an undivided 87.5% ownership interest in a $4 million loan that was held in our portfolio to an entity controlled by a director of the Corporation for $3.5 million. The sale was nonrecourse and no gain or loss was recognized.

                     THE BANC CORPORATION AND SUBSIDIARIES

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

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Commitments to extend credit................................  $158,493   $134,768
Standby letters of credit...................................    26,329      6,706

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

     During 2001, 2002 and subsequent to year-end, the Corporation settled various litigation matters. Additionally, Preston Peete v. The Bank et al Case No. CV-00-804, Circuit Court of Morgan County, Alabama, was tried to a jury verdict on November 16, 2001, resulting in a judgment against The Bank for approximately $211,000 in compensatory damages and $422,000 in punitive damages and a judgment in favor of The Bank against Mr. Peete in the amount of $105,000. The net amount awarded to Mr. Peete totaled approximately $528,000. The Corporation adequately provided for estimated loss exposure from these settlements and judgments in the 2001 consolidated financial statements.

     The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

14.  MERGERS AND ACQUISITIONS

     On February 15, 2002, the Corporation acquired one-hundred percent (100%) of the outstanding common shares of CF Bancshares, Inc. ("CF Bancshares") in a business combination accounted for as a purchase. CF Bancshares was a unitary thrift holding company operating in the panhandle of Florida. As a result of this acquisition, the Corporation expanded its market in the panhandle of Florida and increased its assets in Florida by approximately $100,000,000.

     The total cost of the acquisition was $15,636,000, which included 16,449 shares of common stock valued at $108,563. The value of common stock issued was determined based on the average of the closing sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. The purchase price exceeded the fair value of the net assets of CF Bancshares by $7,445,000. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 is goodwill (See Note 1). The Corporation's consolidated financial statements include the results of operations of CF Bancshares only for the period February 15, 2002 to December 31, 2002.

                     THE BANC CORPORATION AND SUBSIDIARIES

14.  MERGERS AND ACQUISITIONS -- (CONTINUED)

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

                                                              FOR THE TWELVE-MONTH
                                                                     PERIOD
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Interest income.............................................  $ 89,364    $98,069
Interest expense............................................    40,858     54,955
                                                              --------    -------
     Net interest income....................................    48,506     43,114
Provision for loan losses...................................    52,669      7,700
Noninterest income..........................................    15,293     10,580
Noninterest expense.........................................    43,905     41,120
                                                              --------    -------
  (Loss) income before income taxes.........................   (32,775)     4,874
Income tax (benefit) expense................................   (13,399)     1,580
                                                              --------    -------
     Net (loss) income......................................  $(19,376)   $ 3,294
                                                              --------    -------
     Basic and diluted net (loss) income per common share...  $  (1.15)   $   .23
                                                              ========    =======

15.  REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiary. Banking regulations limit the amount of dividends that may be paid without prior approval of the subsidiary's regulatory agency. As of December 31, 2002, there are no retained earnings available to be paid as dividends by the subsidiary without prior approval by the subsidiary's regulatory agency. Currently, we must obtain regulatory approval prior to paying dividends on our common stock or our trust preferred securities.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001 that the Corporation and its subsidiary meet all capital adequacy requirements to which they are subject.

     The most recent notification from the Federal Reserve Bank stated that as of September 30, 2002, the Corporation and its subsidiary met or exceeded all requirements necessary to be deemed "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Corporation and its subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage

                     THE BANC CORPORATION AND SUBSIDIARIES

15.  REGULATORY RESTRICTIONS -- (CONTINUED)

ratios as set forth in the table below. Since that notification the Corporation has incurred significant credit losses and restated its results for the second and third quarters of 2002 (Note 21). The Corporation would continue to be categorized as "well-capitalized" for the second and third quarters and the subsidiary would be categorized as "adequately capitalized" for the second and third quarters. The Corporation and its subsidiary are "adequately capitalized" at December 31, 2002.

                                                                                TO BE WELL
                                                            FOR CAPITAL        CAPITALIZED
                                                             ADEQUACY          UNDER PROMPT
                                            ACTUAL           PURPOSES       CORRECTIVE ACTION
                                       ----------------   ---------------   ------------------
                                        AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                       --------   -----   -------   -----   ---------   ------
AS OF DECEMBER 31, 2002
Total Capital (to Risk Weighted
  Assets)
  Corporation........................  $104,483    8.81%  $94,873   8.00%   $118,591    10.00%
  The Bank...........................    94,393    8.04    93,894   8.00     117,368    10.00
Tier I Capital (to Risk Weighted
  Assets)
  Corporation........................    78,212    6.60    47,437   4.00      71,155     6.00
  The Bank...........................    79,722    6.79    46,947   4.00      70,421     6.00
Tier I Capital (to Average Assets)
  Corporation........................    78,212    5.67    55,134   4.00      68,918     5.00
  The Bank...........................    79,722    5.78    55,198   4.00      68,997     5.00
AS OF DECEMBER 31, 2001
Total Capital (to Risk Weighted
  Assets)
  Corporation........................  $114,538   11.41%  $80,326   8.00%   $100,408    10.00%
  The Bank...........................   103,521   10.40    79,668   8.00      99,585    10.00
Tier I Capital (to Risk Weighted
  Assets)
  Corporation........................    94,785    9.44    40,163   4.00      60,245     6.00
  The Bank...........................    91,072    9.15    39,834   4.00      59,751     6.00
Tier I Capital (to Average Assets)
  Corporation........................    94,785    7.92    47,856   4.00      59,820     5.00
  The Bank...........................    91,072    7.61    47,864   4.00      59,830     5.00

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

     Derivative instruments. The fair value of derivatives utilized by the Corporation for interest rate risk management purposes is obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the contracts or agreements.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values of the Corporation's financial instruments are as follows:

                                              DECEMBER 31, 2002        DECEMBER 31, 2001
                                           -----------------------   ---------------------
                                            CARRYING       FAIR      CARRYING      FAIR
                                             AMOUNT       VALUE       AMOUNT      VALUE
                                           ----------   ----------   --------   ----------
                                                           (IN THOUSANDS)
Financial assets:
  Cash and due from banks................  $   45,365   $   45,365   $ 31,682   $   31,682
  Interest bearing deposits in other
     banks...............................      10,025       10,025        495          495
  Federal funds sold.....................      11,000       11,000     20,000       20,000
  Securities available for sale..........      71,129       71,129     68,847       68,847
  Securities held to maturity............       1,996        1,867         --           --
  Mortgage loans held for sale...........         764          764      1,131        1,131
  Net loans..............................   1,110,771    1,119,069    986,610    1,012,939
  Stock in FHLB and Federal Reserve
     Bank................................      10,903       10,903      8,505        8,505
  Accrued interest receivable............       6,876        6,876      7,562        7,562
  Derivative asset position..............          47           47         --           --
Financial liabilities:
  Deposits...............................   1,107,798    1,119,296    952,235      962,971
  Advances from FHLB.....................     173,750      188,351    135,900      144,957
  Other borrowed funds...................       1,172        1,172        813          813
  Guaranteed preferred beneficial
     interest in the Corporation's
     subordinated debentures.............      31,000       32,986     31,000       33,500
  Derivative liability position..........          47           47         --           --

17.  OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2002      2001      2000
                                                            -------   -------   -------
Professional fees.........................................  $ 2,288   $ 1,984   $ 2,366
Directors fees............................................      348       475       653
Insurance and assessments.................................    1,025       800       638
Postage, stationery and supplies..........................    1,462     1,250     1,100
Advertising...............................................      714       555       562
Foreclosure losses........................................      837     1,033       910
Fraud loss and litigation settlement......................       --       936        12
Other operating expense...................................    5,240     5,149     3,883
                                                            -------   -------   -------
          Total...........................................  $11,914   $12,182   $10,124
                                                            =======   =======   =======

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

19.  NET (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                             2002      2001      2000
                                                           --------   -------   -------
Numerator:
  For basic and diluted, net (loss) income...............  $(18,401)  $ 2,689   $ 4,357
                                                           ========   =======   =======
Denominator:
  For basic, weighted average common shares
     outstanding.........................................    16,829    14,272    14,384
  Effect of dilutive stock options.......................        --        30         3
                                                           --------   -------   -------
  Average common shares outstanding, assuming dilution...    16,829    14,302    14,387
                                                           ========   =======   =======
          Basic net (loss) income per common share.......  $  (1.09)  $   .19   $   .30
                                                           ========   =======   =======
          Diluted net (loss) income per common share.....  $  (1.09)  $   .19   $   .30
                                                           ========   =======   =======

     Options on 248,000 shares of common stock were not included in computing diluted net income per share for the year ended December 31, 2002 because their effects were antidilutive.

20.  PARENT COMPANY

     The condensed financial information for The Banc Corporation (Parent Company only) is presented as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $    893   $  3,283
  Investment in subsidiaries................................    97,909     97,709
  Loans.....................................................        --        200
  Intangibles, net..........................................       214        214
  Premises and equipment -- net.............................     8,629      6,423
  Other assets..............................................     2,510      2,618
                                                              --------   --------
                                                              $110,155   $110,447
                                                              ========   ========
Liabilities:
  Accrued expenses and other liabilities....................  $  1,655   $  1,635
  Subordinated debentures...................................    31,959     31,959
Stockholders' equity........................................    76,541     76,853
                                                              --------   --------
                                                              $110,155   $110,447
                                                              ========   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

20.  PARENT COMPANY -- (CONTINUED)


                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2002      2001      2000
                                                           --------   -------   -------
STATEMENTS OF OPERATIONS
Income:
  Dividends from subsidiaries............................  $     47   $    67   $    16
  Interest...............................................        78        80        50
  Other income...........................................     2,699     2,366     1,278
                                                           --------   -------   -------
                                                              2,824     2,513     1,344
Expense:
  Directors' fees........................................        48        42        54
  Salaries and benefits..................................     3,228     2,147     1,103
  Occupancy expense......................................       470       355       240
  Interest expense.......................................     2,733     2,353       930
  Other..................................................       780       844     1,173
                                                           --------   -------   -------
                                                              7,259     5,741     3,500
                                                           --------   -------   -------
Loss before income taxes and equity in undistributed
  (loss) earnings of subsidiaries........................    (4,435)   (3,228)   (2,156)
Income tax benefit.......................................     1,730       850     1,072
                                                           --------   -------   -------
Loss before equity in undistributed (loss) earnings of
  subsidiaries...........................................    (2,705)   (2,378)   (1,084)
Equity in undistributed (loss) earnings of
  subsidiaries...........................................   (15,696)    5,067     5,441
                                                           --------   -------   -------
          Net (loss) income..............................  $(18,401)  $ 2,689   $ 4,357
                                                           ========   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

20.  PARENT COMPANY -- (CONTINUED)


                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            2002       2001      2000
                                                          --------   --------   -------
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net (loss) income.......................................  $(18,401)  $  2,689   $ 4,357
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
  Amortization and depreciation expense.................       228        219       148
  Equity in undistributed loss (earnings) of
     subsidiaries.......................................    15,696     (5,067)   (5,441)
  Gain on sale of property..............................       (46)      (305)     (165)
  Increase in other liabilities.........................        39        605       842
  Decrease (increase) in other assets...................       356       (996)   (1,324)
                                                          --------   --------   -------
          Net cash used by operating activities.........    (2,128)    (2,855)   (1,583)
INVESTING ACTIVITIES
Purchases of premises and equipment.....................    (2,264)      (442)   (3,387)
Purchase of securities available for sale...............      (337)        --        --
Proceeds from sale of securities available for sale.....       383         --        --
Proceeds from sale of property..........................       200        450       450
Net cash paid in acquisition............................   (15,172)        --        --
Capital contribution to subsidiaries....................        --    (11,495)   (2,064)
                                                          --------   --------   -------
          Net cash used in investing activities.........   (17,190)   (11,487)   (5,001)
FINANCING ACTIVITIES
Proceeds from issuance of common stock..................    19,654         66        --
Purchase of treasury stock..............................      (164)      (780)     (210)
Purchase of ESOP shares.................................    (2,205)        --        --
Decrease in borrowings on credit line...................        --         --    (7,104)
Proceeds from note payable..............................    14,000         --        --
Principal payment on note payable.......................   (14,000)        --        --
Cash dividends paid.....................................      (357)        --        --
Proceeds from issuance of subordinated debentures.......        --     16,495    15,464
                                                          --------   --------   -------
          Net cash provided by financing activities.....    16,928     15,781     8,150
          Net (decrease) increase in cash...............    (2,390)     1,439     1,566
          Cash at beginning of year.....................     3,283      1,844       278
                                                          --------   --------   -------
          Cash at end of year...........................  $    893   $  3,283   $ 1,844
                                                          ========   ========   =======

21.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     On February 6, 2003, the Corporation announced it had identified certain loans extended upon the authorization of the now former president of The Bank's Bristol, Florida bank group. These loans exceeded the former employee's loan authority and were approved or otherwise extended in violation of The Bank's lending policies and procedures. Upon discovering these violations, the Corporation, assisted by outside counsel, along with federal and state banking regulators conducted an extensive review of the loan portfolio at the Bristol bank group.

     Based on this review, it was determined that certain loan documents had been improperly executed during the second quarter of 2002. It was also determined that certain problem loans had been sold during the second and third quarters of 2002 by the former employee and simultaneously a full recourse agreement was

                     THE BANC CORPORATION AND SUBSIDIARIES

21.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) -- (CONTINUED)

executed that was concealed from any other members of the Corporation's management. The loans were sold for their carrying value and no gain or loss was recorded. In addition, loan payments had been made through additional extensions of credit in order to conceal problems that existed in the loan portfolio as of that time. As a result, the Corporation has restated its quarterly financial statements for the three and six month periods ended June 30, 2002 and for the three and nine month periods ended September 30, 2002.

     The loans for which documents were improperly executed have been reflected as charge-offs as of the date they were executed, and all interest which accrued on them has been reversed and additional provision for loan losses has been made for the amounts charged off. The loans which were erroneously reported as sold have been recorded on the condensed consolidated statements of condition as of June 30 and September 30, 2002 and additional provision for loan losses has been made for these loans based on the risk ratings assigned as of these dates. Loans for which material payments had been made through additional extensions of credit have been risk rated appropriately and additional provision for loan losses has been made for these loans on the risk ratings assigned. In addition, any interest capitalized into principal through extensions of credit to borrowers determined not to be creditworthy has been reversed.

     As a result of the restatement, the Corporation had a net loss for the three months ended June 30, 2002 of $(5,807,000) or $(.33) per share compared to net income of $2,502,000 or $.14 per share as previously reported and net income for the three months ended September 30, 2002 of $2,073,000 or $.12 per share compared to net income of $2,550,000 or $.15 per share as previously reported.

     A summary of the effects of the restatement on the Corporation's consolidated statement of condition and statements of operations follows:

                                                           SECOND                    THIRD
                                                         QUARTER AS     SECOND     QUARTER AS     THIRD
                                                         ORIGINALLY   QUARTER AS   ORIGINALLY   QUARTER AS
                                                          REPORTED     RESTATED     REPORTED     RESTATED
                                                         ----------   ----------   ----------   ----------
2002
Total interest income..................................   $23,165      $22,972      $23,196      $22,879
Total interest expense.................................     9,989        9,989       10,257       10,257
Net interest income....................................    13,176       12,983       12,939       12,622
Provision for loan losses..............................     2,002       14,998        2,530        2,969
Securities gains.......................................        24           24          503          503
Income (loss) before income taxes......................     3,625       (9,564)       3,625        2,869
Net income (loss)......................................     2,502       (5,807)       2,550        2,073
Basic net income (loss) per share......................       .14         (.33)         .15          .12
Diluted net income (loss) per share....................       .14         (.33)         .14          .12

                     THE BANC CORPORATION AND SUBSIDIARIES

21.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) -- (CONTINUED)

     A summary of the unaudited results of operations for each quarter of 2002 and 2001 follows (in thousands, except per share data):

                                                            FIRST    SECOND     THIRD     FOURTH
                                                           QUARTER   QUARTER   QUARTER   QUARTER
                                                           -------   -------   -------   --------
2002
  Total interest income..................................  $21,781   $22,972   $22,879   $ 20,837
  Total interest expense.................................   10,389     9,989    10,257      9,796
  Net interest income....................................   11,392    12,983    12,622     11,041
  Provision for loan losses..............................    1,115    14,998     2,969     32,770
  Securities gains.......................................       --        24       503        100
  Income (loss) before income taxes......................    3,238    (9,564)    2,869    (27,903)
  Net income (loss)......................................    2,186    (5,807)    2,073    (16,853)
  Basic net income (loss) per share......................      .15      (.33)      .12       (.97)
  Diluted net income (loss) per share....................      .15      (.33)      .12       (.97)
2001
  Total interest income..................................  $22,561   $23,047   $22,823   $ 21,920
  Total interest expense.................................   12,925    12,715    11,882     10,837
  Net interest income....................................    9,636    10,332    10,941     11,083
  Provision for loan losses..............................      795       835       925      4,899
  Securities gains.......................................       37       120       993        233
  Distributions on guaranteed preferred beneficial
     interest in our subordinated debentures.............      398       397       657        707
  Income (loss) before income taxes......................    2,207     1,927     2,296     (2,775)
  Net income (loss)......................................    1,579     1,395     1,575     (1,860)
  Basic and diluted net income (loss) per share..........      .11       .10       .11       (.13)

22.  SUBSEQUENT EVENT (UNAUDITED)

     On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke branch, which had assets of $9,800,000 and liabilities of $44,672,000, pursuant to a Branch Sale Agreement, dated as of November 19, 2002, for approximately $3.3 million. The Corporation realized a gain on the sale of approximately $2.3 million.

     Subsequent to year end, the Corporation contributed certain floors it owned in the Corporation's headquarters with a book value of $2,500,000 to The Bank as a capital contribution.

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

     The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting

                     THE BANC CORPORATION AND SUBSIDIARIES

23.  SEGMENT REPORTING -- (CONTINUED)

policies used by each reportable segment are the same as those discussed in Note
1. All costs have been allocated to the reportable segments. Therefore, combined segment amounts agree to the consolidated totals.

                                                              ALABAMA    FLORIDA
                                                               REGION     REGION     COMBINED
                                                              --------   --------   ----------
2002
Net interest income.........................................  $ 27,383   $ 20,655   $   48,038
Provision for loan losses...................................    14,133     37,719       51,852
Noninterest income..........................................    11,911      3,212       15,123
Noninterest expense (1).....................................    29,336     13,333       42,669
Income tax (benefit) expense................................    (1,623)   (11,336)     (12,959)
Net (loss) income...........................................    (2,552)   (15,849)     (18,401)
          Total assets......................................   937,647    468,167    1,405,814
2001
Net interest income.........................................  $ 24,719   $ 15,114   $   39,833
Provision for loan losses...................................     5,093      2,361        7,454
Noninterest income..........................................     8,364      1,409        9,773
Noninterest expense (1).....................................    28,687      9,810       38,497
Income tax (benefit) expense................................      (349)     1,315          966
Net (loss) income...........................................      (348)     3,037        2,689
          Total assets......................................   855,346    351,059    1,206,405
2000
Net interest income.........................................  $ 22,303   $ 12,307   $   34,610
Provision for loan losses...................................     3,526      1,435        4,961
Noninterest income..........................................     6,326      1,496        7,822
Noninterest expense (1).....................................    25,324      6,794       32,118
Income tax (benefit) expense................................      (778)     1,774          996
Net income..................................................       557      3,800        4,357
          Total assets......................................   767,559    261,656    1,029,215

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

     The information set forth under the captions "Directors and Executive Officers of the Registrant," "Election of Directors," "Committees of the Company's Board of Directors and Meeting Attendance," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" included in The Banc Corporation's definitive proxy statement to be filed no later than April 30, 2003, in connection with The Banc Corporation's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

CEO AND CFO CERTIFICATION

     Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 14 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing of this annual report, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

     Prior to the discovery of the Bristol, Florida bank group situation, which ultimately caused us to restate our financial statements for the second and third quarters of 2002, we were in the process of enhancing our internal controls for financial reporting. In the fourth quarter of 2002, we instituted a peer review system to supplement our existing independent loan review function; we increased our loan review staffing; and we established a centralized loan administration services department to serve all of our bank locations, thereby providing standardized oversight for compliance approval authorities and bank lending policies and procedures. We also hired additional personnel for our credit risk management department.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Schedules and Exhibits.

     (l) The consolidated financial statements of The Banc Corporation and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

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

EXHIBIT
  NO.                                    EXHIBIT
--------                                 -------
   (2)-l  --   Reorganization Agreement and Plan of Merger, dated as of
               August 30, 200l, by and between The Banc Corporation, TBC
               Merger Corporation, The Bank, Citizens Federal Savings Bank
               of Port St. Joe and CF Bancshares, Inc., filed as Annex A to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (3)-l  --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-l to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), are hereby incorporated herein by reference.
   (4)-1  --   Amended and Restated Declaration of Trust, dated as of
               September 7, 2000, by and among State Street Bank and Trust
               Company of Connecticut, National Association, as
               Institutional Trustee, The Banc Corporation, as Sponsor,
               David R. Carter and James A. Taylor, Jr., as Administrators,
               filed as Exhibit (4)-l to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.
   (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
               Company of Connecticut, National Association, filed as
               Exhibit (4)-2 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2000, is hereby
               incorporated herein by reference.
   (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
               Banc Corporation as issuer and State Street Bank and Trust
               Company of Connecticut, National Association, as Trustee,
               filed as Exhibit (4)-3 to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
   (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
               among The Banc Corporation, TBC Capital Statutory Trust II,
               Keefe Bruyette & Woods, Inc., and First Tennessee Capital
               Markets, filed as Exhibit (4)-4 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2000, is hereby incorporated herein by reference.
   (4)-5  --   Amended and Restated Declaration of Trust, dated as of July
               16, 2001, by and among The Banc Corporation, The Bank of New
               York, David R. Carter, and James A. Taylor, Jr. filed as
               Exhibit (4)-5 to The Banc Corporation's Registration
               Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
--------                                 -------
   (4)-6  --   Guarantee Agreement, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-6 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-7  --   Indenture, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-7 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-8  --   Placement Agreement, dated as of June 28, 2001, among TBC
               Capital Statutory Trust III, and The Banc Corporation and
               Sandler O'Neill & Partners, L.P. filed as Exhibit (4)-8 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
  (10)-1  --   Second Amended and Restated 1998 Stock Incentive Plan of The
               Banc Corporation, filed as Annex A to The Banc Corporation's
               Proxy Statement for the 2000 Annual Meeting of Shareholders
               is hereby incorporated herein by reference.
  (10)-2  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Banc Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to
               The Banc Corporation's Registration Statement on Form S-8,
               dated January 21, 1999 (Registration No. 333-7953), is
               hereby incorporated herein by reference.
  (10)-4  --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to The Banc
               Corporation's Quarterly Report on Form 10-Q for quarter
               ended March 31, 2002 is hereby incorporated herein by
               reference.
  (10)-5  --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to
               The Banc Corporation's Registration Statement on Form S-l
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.
  (10)-7  --   Employment Agreement, dated as of January 1, 1999, by and
               between The Bank and Marie Swift filed as Exhibit (10)-9 to
               The Banc Corporation's Annual Report on Form 10-K for the
               year ended December 31, 1998, is hereby incorporated herein by reference.
  (10)-8  --   Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto filed as Exhibit (10)-11 to The Banc
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1999, is hereby incorporated herein by
               reference.
  (10)-9  --   Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto filed as Exhibit (10)-11 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               1999, is hereby incorporated by reference herein.
 (10)-10  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter, filed as
               Exhibit (10)-14 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
--------                                 -------
 (10)-11  --   Employment Agreement, dated as of July 13, 2000 by and
               between The Banc Corporation and Don J. Giardina, filed as
               Exhibit 10 to The Banc Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2001, is
               hereby incorporated herein by reference.
 (10)-12  --   Employment Agreement, dated as of January 16, 2001, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed February 28, 2002 as Exhibit (10)-13 to The Banc
               Corporation's Registration Statement on Form S-l
               (Registration No. 333-82428) is hereby incorporated herein by reference.
 (10)-13  --   The Banc Corporation and Subsidiaries Employee Stock
               Ownership Plan.
    (21)  --   Subsidiaries of The Banc Corporation.
  (23)-1  --   Consent of Ernst & Young LLP.

     (b) Reports on Form 8-K.

     On October 24, 2002, The Banc Corporation filed a current report on Form 8-K, dated October 24, 2002, under Item 9 Regulation FD disclosure announcing earnings and the creation of its risk management department.

     (c) Exhibits.

     The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV,
Item 15(a) (3) of this Annual Report on Form 10-K, and are hereby incorporated herein by reference.

     (d) Financial Statement Schedules.

     The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV,
Item 15(a) (2) of this Annual Report on Form 10-K, and are hereby incorporated herein by reference.

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

                                          THE BANC CORPORATION

                                          By:      /s/ JAMES A. TAYLOR
                                            ------------------------------------
                                                      James A. Taylor
                                                 Chairman of the Board and
                                                  Chief Executive Officer

April 14, 2003

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Taylor, Jr. and David R. Carter, and each of them, the true and lawful agents and attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 2002 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                 /s/ JAMES A. TAYLOR                   Chairman of the Board and Chief   April 14, 2003
-----------------------------------------------------    Executive Officer (Principal
                   James A. Taylor                       Executive Officer)

                 /s/ DAVID R. CARTER                   Executive Vice President Chief    April 14, 2003
-----------------------------------------------------    Financial Officer and Director
                   David R. Carter                       (Principal Financial and
                                                         Accounting Officer)

             /s/ JAMES MAILON KENT, JR.                Vice Chairman                     April 14, 2003
-----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ LARRY D. STRIPLIN, JR.                Vice Chairman                     April 14, 2003
-----------------------------------------------------
               Larry D. Striplin, Jr.

                 /s/ K. EARL DURDEN                    Vice Chairman                     April 14, 2003
-----------------------------------------------------
                   K. Earl Durden

             /s/ JAMES R. ANDREWS, M.D.                Director                          April 14, 2003
-----------------------------------------------------
               James R. Andrews, M.D.

               /s/ NEAL R. BERTE, ED.D                 Director                          April 14, 2003
-----------------------------------------------------
                 Neal R. Berte, Ed.D

               /s/ W. T. CAMPBELL, JR.                 Director                          April 14, 2003
-----------------------------------------------------
                 W. T. Campbell, Jr.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----


                /s/ PETER N. DICHIARA                              Director              April 14, 2003
-----------------------------------------------------
                  Peter N. DiChiara

                /s/ JOHN F. GITTINGS                               Director              April 14, 2003
-----------------------------------------------------
                  John F. Gittings

                 /s/ STEVEN C. HAYS                                Director              April 14, 2003
-----------------------------------------------------
                   Steven C. Hays

             /s/ THOMAS E. JERNIGAN, JR.                           Director              April 14, 2003
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ RANDALL E. JONES                               Director              April 14, 2003
-----------------------------------------------------
                  Randall E. Jones

                 /s/ MAYER MITCHELL                                Director              April 14, 2003
-----------------------------------------------------
                   Mayer Mitchell

              /s/ RONALD W. ORSO, M.D.                             Director              April 14, 2003
-----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ HAROLD W. RIPPS                               Director              April 14, 2003
-----------------------------------------------------
                   Harold W. Ripps

                 /s/ JERRY M. SMITH                                Director              April 14, 2003
-----------------------------------------------------
                   Jerry M. Smith

               /s/ MICHAEL E. STEPHENS                             Director              April 14, 2003
-----------------------------------------------------
                 Michael E. Stephens

                   /s/ MARIE SWIFT                                 Director              April 14, 2003
-----------------------------------------------------
                     Marie Swift

              /s/ JAMES A. TAYLOR, JR.                             Director              April 14, 2003
-----------------------------------------------------
                James A. Taylor, Jr.

               /s/ T. MANDELL TILLMAN                              Director              April 14, 2003
-----------------------------------------------------
                 T. Mandell Tillman

                  /s/ JOHNNY WALLIS                                Director              April 14, 2003
-----------------------------------------------------
                    Johnny Wallis

                                 CERTIFICATIONS

I, James A. Taylor, certify that:

     1. I have reviewed this annual report on Form 10-K of The Banc Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries; is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ JAMES A. TAYLOR
                                            ------------------------------------
                                                      James A. Taylor
                                            Chairman and Chief Executive Officer

Date: April 14, 2003

                                 CERTIFICATIONS

I, David R. Carter, certify that:

     1. I have reviewed this annual report on Form 10-K of The Banc Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries; is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ DAVID R. CARTER
                                            ------------------------------------
                                                      David R. Carter
                                                Executive Vice President and
                                                  Chief Financial Officer

Date April 14, 2003

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                    EXHIBIT
--------                                 -------
   (2)-l  --   Reorganization Agreement and Plan of Merger, dated as of
               August 30, 200l, by and between The Banc Corporation, TBC
               Merger Corporation, The Bank, Citizens Federal Savings Bank
               of Port St. Joe and CF Bancshares, Inc., filed as Annex A to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (3)-l  --   Restated Certificate of Incorporation of The Banc
               Corporation, filed as Exhibit (3)-l to the Corporation's
               Registration Statement on Form S-4 (Registration No.
               333-58493), is hereby incorporated herein by reference.
   (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-58493), are hereby incorporated herein by reference.
   (4)-1  --   Amended and Restated Declaration of Trust, dated as of
               September 7, 2000, by and among State Street Bank and Trust
               Company of Connecticut, National Association, as
               Institutional Trustee, The Banc Corporation, as Sponsor,
               David R. Carter and James A. Taylor, Jr., as Administrators,
               filed as Exhibit (4)-l to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.
   (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
               Company of Connecticut, National Association, filed as
               Exhibit (4)-2 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2000, is hereby
               incorporated herein by reference.
   (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
               Banc Corporation as issuer and State Street Bank and Trust
               Company of Connecticut, National Association, as Trustee,
               filed as Exhibit (4)-3 to The Banc Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
   (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
               among The Banc Corporation, TBC Capital Statutory Trust II,
               Keefe Bruyette & Woods, Inc., and First Tennessee Capital
               Markets, filed as Exhibit (4)-4 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2000, is hereby incorporated herein by reference.
   (4)-5  --   Amended and Restated Declaration of Trust, dated as of July
               16, 2001, by and among The Banc Corporation, The Bank of New
               York, David R. Carter, and James A. Taylor, Jr. filed as
               Exhibit (4)-5 to The Banc Corporation's Registration
               Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-6  --   Guarantee Agreement, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-6 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-7  --   Indenture, dated as of July 16, 2001, by The Banc
               Corporation and The Bank of New York filed as Exhibit (4)-7 to The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
   (4)-8  --   Placement Agreement, dated as of June 28, 2001, among TBC
               Capital Statutory Trust III, and The Banc Corporation and
               Sandler O'Neill & Partners, L.P. filed as Exhibit (4)-8 to
               The Banc Corporation's Registration Statement on Form S-4
               (Registration No. 333-69734) is hereby incorporated herein by reference.
  (10)-1  --   Second Amended and Restated 1998 Stock Incentive Plan of The
               Banc Corporation, filed as Annex A to The Banc Corporation's
               Proxy Statement for the 2000 Annual Meeting of Shareholders
               is hereby incorporated herein by reference.

EXHIBIT
  NO.                                    EXHIBIT
--------                                 -------
  (10)-2  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
               filed as Exhibit (4)-3 to The Banc Corporation's
               Registration Statement on Form S-8, dated February 22, 1999
               (Registration No. 333-72747), is hereby incorporated herein by reference.
  (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to
               The Banc Corporation's Registration Statement on Form S-8,
               dated January 21, 1999 (Registration No. 333-7953), is
               hereby incorporated herein by reference.
  (10)-4  --   Employment Agreement by and between The Banc Corporation and
               James A. Taylor, filed as Exhibit (10)-1 to The Banc
               Corporation's Quarterly Report on Form 10-Q for quarter
               ended March 31, 2002 is hereby incorporated herein by
               reference.
  (10)-5  --   Deferred Compensation Agreement by and between The Banc
               Corporation and James A. Taylor, filed as Exhibit (10)-2 to
               The Banc Corporation's Registration Statement on Form S-l
               (Registration No. 333-67011), is hereby incorporated herein by reference.
  (10)-6  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.
  (10)-7  --   Employment Agreement, dated as of January 1, 1999, by and
               between The Bank and Marie Swift filed as Exhibit (10)-9 to
               The Banc Corporation's Annual Report on Form 10-K for the
               year ended December 31, 1998, is hereby incorporated herein by reference.
  (10)-8  --   Form of Deferred Compensation Agreement by and between The
               Banc Corporation and the individuals listed on Schedule A
               attached thereto filed as Exhibit (10)-11 to The Banc
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1999, is hereby incorporated herein by
               reference.
  (10)-9  --   Form of Deferred Compensation Agreement by and between The
               Bank and the individuals listed on Schedule A attached
               thereto filed as Exhibit (10)-11 to The Banc Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               1999, is hereby incorporated by reference herein.
 (10)-10  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter, filed as
               Exhibit (10)-14 to The Banc Corporation's Annual Report on
               Form 10-K for the year ended December 31, 2001, is hereby
               incorporated herein by reference.
 (10)-11  --   Employment Agreement, dated as of July 13, 2000 by and
               between The Banc Corporation and Don J. Giardina, filed as
               Exhibit 10 to The Banc Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2001, is
               hereby incorporated herein by reference.
 (10)-12  --   Employment Agreement, dated as of January 16, 2001, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed February 28, 2002 as Exhibit (10)-13 to The Banc
               Corporation's Registration Statement on Form S-l
               (Registration No. 333-82428) is hereby incorporated herein by reference.
 (10)-13  --   The Banc Corporation and Subsidiaries Employee Stock
               Ownership Plan.
    (21)  --   Subsidiaries of The Banc Corporation.
  (23)-1  --   Consent of Ernst & Young LLP.