Form 10-Q
period 2003-03-31
BANC CORP
filed 2003-05-15
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission File number 0-25033


                              The Banc Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                                63-1201350
         ----------------------------                  -------------------
         (State or Other Jurisdiction                    (IRS Employer
              of Incorporation)                        Identification No.)


                 17 North 20th Street, Birmingham, Alabama 35203
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (205) 327-3600
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X       No
         ----------     ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes     X       No
         ----------     ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding as of March 31, 2003
-----------------------------                   --------------------------------
Common stock, $.001 par value                              17,611,349

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2003            2002
                                                                                    ----------     ------------
                                                                                    (UNAUDITED)
ASSETS
Cash and due from banks                                                             $   34,605      $   45,365
Interest bearing deposits in other banks                                                32,003          10,025
Federal funds sold                                                                      36,000          11,000
Investment securities available for sale                                                67,311          71,129
Investment securities held for sale (fair value of $1,937,000 in 2003 and
  $1,867,000 in 2002)                                                                    1,996           1,996
Mortgage loans held for sale                                                            15,459             764
Loans, net of unearned income                                                        1,135,720       1,138,537
Less: Allowance for loan losses                                                        (28,679)        (27,766)
                                                                                    ----------      ----------
    Net loans                                                                        1,107,041       1,110,771
                                                                                    ----------      ----------
Premises and equipment, net                                                             60,901          61,849
Accrued interest receivable                                                              6,274           6,876
Stock in FHLB and Federal Reserve Bank                                                  10,903          10,903
Other assets                                                                            73,555          75,136
                                                                                    ----------      ----------
      TOTAL ASSETS                                                                  $1,446,048      $1,405,814
                                                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                               $  111,296      $  119,088
  Interest-bearing                                                                   1,038,698         988,710
                                                                                    ----------      ----------
      TOTAL DEPOSITS                                                                 1,149,994       1,107,798

Advances from FHLB                                                                     173,550         173,750
Other borrowed funds                                                                     1,117           1,172
Long-term debt                                                                           2,083              --
Guaranteed preferred beneficial interests in our
  subordinated debentures (trust preferred securities)                                  31,000          31,000
Accrued expenses and other liabilities                                                   8,818          15,553
                                                                                    ----------      ----------
      TOTAL LIABILITIES                                                              1,366,562       1,329,273

Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
    shares issued -0-                                                                       --              --
  Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 18,013,002 in 2003 and 18,009,002 in 2002; outstanding 17,611,349
    in 2003 and 17,605,124 in 2002                                                          18              18
  Surplus                                                                               68,336          68,315
  Retained Earnings                                                                     14,585          11,571
  Accumulated other comprehensive income                                                   386             550
  Treasury stock, at cost                                                                 (808)           (808)
  Unearned ESOP stock                                                                   (2,135)         (2,153)
  Unearned restricted stock                                                               (896)           (952)
                                                                                    ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                                                        79,486          76,541
                                                                                    ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,446,048      $1,405,814
                                                                                    ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                       2003             2002
                                                                    ---------        ---------
INTEREST INCOME
Interest and fees on loans                                          $  19,844        $  20,835
Interest on investment securities
  Taxable                                                                 718              648
  Exempt from Federal income tax                                           92               94
Interest on federal funds sold                                            103               87
Interest and dividends on other investments                               177              117
                                                                    ---------        ---------
    Total interest income                                              20,934           21,781

INTEREST EXPENSE
Interest on deposits                                                    6,754            7,622
Interest on other borrowed funds                                        2,186            2,120
Interest on guaranteed preferred beneficial interest in our
  subordinated debentures (trust preferred securities)                    617              647
                                                                    ---------        ---------
    Total interest expense                                              9,557           10,389
                                                                    ---------        ---------
        NET INTEREST INCOME                                            11,377           11,392

Provision for loan losses                                               1,200            1,115
                                                                    ---------        ---------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                10,177           10,277

NONINTEREST INCOME
Service charges and fees on deposits                                    1,623            1,196
Mortgage banking income                                                   875              714
Gain on sale of securities                                                 26               --
Gain on sale of branch                                                  2,246               --
Other income                                                              955              848
                                                                    ---------        ---------
    TOTAL NONINTEREST INCOME                                            5,725            2,758

NONINTEREST EXPENSES
Salaries and employee benefits                                          6,318            5,552
Occupancy, furniture and equipment expense                              2,089            1,804
Other                                                                   3,104            2,441
                                                                    ---------        ---------
    TOTAL NONINTEREST EXPENSES                                         11,511            9,797
                                                                    ---------        ---------
        Income before income taxes                                      4,391            3,238

INCOME TAX EXPENSE                                                      1,377            1,052
                                                                    ---------        ---------
        NET INCOME                                                  $   3,014        $   2,186
                                                                    =========        =========

BASIC NET INCOME PER SHARE                                          $    0.17        $    0.15
                                                                    =========        =========

DILUTED NET INCOME PER SHARE                                        $    0.17        $    0.15
                                                                    =========        =========

AVERAGE COMMON SHARES OUTSTANDING                                      17,450           14,583
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION                   17,618           14,613

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                             --------------------------
                                                                                2003             2002
                                                                             ---------        ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                             $  (9,882)       $   4,080
                                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest bearing deposits in other banks                     (21,978)              --
  Net increase in federal funds sold                                           (25,000)          (1,500)
  Proceeds from sales of securities available for sale                          13,419               --
  Proceeds from maturities of investment securities available for sale           8,331           18,475
  Purchases of investment securities available for sale                        (18,411)          (2,557)
  Net increase in loans                                                        (13,277)         (29,444)
  Purchases of premises and equipment                                             (654)          (2,027)
  Net cash paid in branch sale                                                 (31,949)              --
  Net cash paid in business combination                                             --           (8,619)
                                                                             ---------        ---------
      Net cash used by investing activities                                    (89,519)         (25,672)
                                                                             =========        =========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                                              86,789            7,034
  Net (decrease) increase in FHLB advances and other borrowed funds               (255)             420
  Proceeds received on long term debt                                            2,100               --
  Payments made on long term debt                                                  (17)              --
  Proceeds from note payable                                                        --           14,000
  Principal payment on note payable                                                 --          (14,000)
  Proceeds from sale of common stock                                                24           19,498
  Purchase of treasury stock                                                        --              (24)
                                                                             ---------        ---------
      Net cash provided by financing activities                                 88,641           26,928
                                                                             ---------        ---------
Net (decrease) increase in cash and due from banks                             (10,760)           5,336
Cash and due from banks at beginning of period                                  45,365           31,682
                                                                             ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                     $  34,605        $  37,018
                                                                             =========        =========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2002. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The statement of financial condition at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Provisions of Statement 145 related to the rescission of Statement 4 were effective for financial statements issued by the Corporation after January 1, 2003. The adoption of the provisions of Statement 145 did not have a material impact on the Corporation's financial condition or results of operations.

On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of Statement 146 did not have a material impact on the Corporation's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation beginning January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

The Corporation, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation for which it receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under which it receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At March 31, 2003, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at March 31, 2003 was $19.4 million and represents the Corporation's maximum credit risk. At March 31, 2003, the Corporation had no significant liabilities and receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of Interpretation 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation
46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses at the entity; and (2) The equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation does not have any ownership of a variable interest entity.

NOTE 3 - BUSINESS COMBINATION AND BRANCH SALE

On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke, Alabama branch, which had assets of approximately $9,800,000 and liabilities of $44,672,000, pursuant to a Branch Sale Agreement, dated as of November 19, 2002, for approximately $3,300,000. The Corporation realized a $2,246,000 gain on the sale.

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

 The total cost of the acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,794 shares of common stock valued at $110,840. The value of common stock issued was determined based on the average of the last sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2002. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consists of goodwill. The Corporation's condensed consolidated statement of income for the three month period ended March 31, 2002 includes the results of operations of CF Bancshares only for the period February 15, 2002, to March 31, 2002.

The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if CF Bancshares had been acquired on January 1, 2002. The pro forma summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the period presented, or the results that may occur in the future (in thousands, except per share data).


                                                                   Period Ended
                                                                  March 31, 2002
                                                                  --------------

Interest income                                                      $ 22,676
Interest expense                                                       10,816
                                                                     --------
    Net interest income                                                11,860
Provision for loan losses                                               1,932
Noninterest income                                                      2,928
Noninterest expense                                                    11,033
                                                                     --------
    Income before income taxes                                          1,823
Income tax expense                                                        612
                                                                     --------
Net income                                                           $  1,211
                                                                     ========

Basic and diluted net income per common share                        $    .08
                                                                     ========


NOTE 4 - SEGMENT REPORTING

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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2002. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

                                                                            Alabama            Florida
                                                                            Region              Region           Combined
                                                                           ---------           --------         ----------
Three months ended March 31, 2003
      Net interest income                                                   $  6,089           $  5,288         $   11,377
      Provision for loan losses                                                1,106                 94              1,200
      Noninterest income                                                       4,823                902              5,725
      Noninterest expense(1)                                                   7,659              3,852             11,511
      Income tax expense                                                         686                691              1,377
         Net income                                                            1,461              1,553              3,014
      Total assets                                                           945,876            500,172          1,446,048

Three months ended March 31, 2002
      Net interest income                                                   $  6,463           $  4,929         $   11,392
      Provision for loan losses                                                  630                485              1,115
      Noninterest income                                                       2,204                554              2,758
      Noninterest expense(1)                                                   6,749              3,048              9,797
      Income tax expense                                                         458                594              1,052
         Net income                                                              830              1,356              2,186
      Total assets                                                           876,269            452,466          1,328,735

(1) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.


NOTE 5 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                       Three Months Ended
                                                                           March 31
                                                                    -------------------------
                                                                      2003              2002
                                                                    -------           -------
Numerator:
     For basic and diluted, net income                              $ 3,014           $ 2,186
                                                                    =======           =======
Denominator:
     For basic, weighted average common shares outstanding           17,450            14,583
     Effect of dilutive stock options                                   168                30
                                                                    -------           -------
     Average diluted common shares outstanding                       17,618            14,613
                                                                    =======           =======
Basic and diluted net income per share                              $   .17           $   .15
                                                                    =======           =======

NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income was $2,850,000 and $2,265,000 for the three-month periods ended March 31, 2003, and 2002, respectively. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.


NOTE 7 - INCOME TAXES

The primary difference between the effective tax rate and the federal statutory rate in 2003 and 2002 is due to certain tax-exempt income.


NOTE 8 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES)

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

On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of March 31, 2003, the interest rate on these securities had repriced to 5.10%.

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


NOTE 9 - STOCKHOLDERS' EQUITY

In September of 2000, the Corporation's board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of March 31, 2003, there were 136,856 shares held in treasury at a cost of $808,000.

During March 2002, the Corporation received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. The Corporation used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares.

On April 24, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner until such shares have vested. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at a cost $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended March 31, 2003, the Corporation has recognized $37,000 in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of March 31, 2003, the ESOP has been leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, the Corporation finalized a $2.1 million promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation will secure the promissory note, which has been classified as long-term debt on the Corporation's statement of financial condition. As the Corporation repays the debt, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended March 31, 2003 was $15,000. The ESOP shares as of March 31, 2003 were as follows:


                                                                      March 31,
                                                                        2003
                                                                     ----------
Allocated shares                                                          6,378
Estimated shares committed to be released                                 2,225
Unreleased shares                                                       264,797
                                                                     ----------
Total ESOP shares                                                       273,400
                                                                     ==========
Fair value of unreleased shares                                      $1,305,449
                                                                     ==========

The Corporation has established a stock incentive plan for directors and certain key employees that provide for the granting of restricted stock and incentive and nonqualified options to purchase up to 1,500,000 shares of the Corporation's common stock. The compensation committee of the Board determines the terms of the restricted stock and options granted.

All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the anniversary of the grant date.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Corporation has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows (in thousands except earnings per share information):

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                       --------------------------
                                                                                         MARCH 31,     MARCH 31
                                                                                           2003          2002
                                                                                       -----------     ----------
Net income:
  As reported                                                                             $3,014        $2,186
  Deduct: Total stock-based compensation expense determined under fair
           value based method for all awards, net of related tax effects                    (192)         (194)
                                                                                          ------        ------
  Pro forma                                                                               $2,822        $1,992
Earnings per common share:
  As reported                                                                             $  .17        $  .15
  Pro forma                                                                               $  .16        $  .14
Diluted earnings per common share:
  As reported                                                                             $  .17        $  .15
  Pro forma                                                                               $  .16        $  .14

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

                                              March 31
                                          ----------------
                                          2003        2002
                                          ----        ----
Risk free interest rate                   2.93%       5.30%
Volatility factor                          .33         .30
Weighted average life of options          6.00        6.00

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Basis of Presentation

The following is a discussion and analysis of our March 31, 2003 consolidated financial condition and results of operations for the three-month periods ended March 31, 2003 (first quarter of 2003) and 2002 (first quarter of 2002). All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in our Annual Report on Form 10-K for the year ended December 31, 2002.


Financial Overview

Total assets were $1.446 billion at March 31, 2003, an increase of $40 million, or 2.9% from $1.406 billion as of December 31, 2002. Total loans, net of unearned income, were $1.136 billion at March 31, 2003, a decrease of $3 million, or .3% from $1.139 billion as of December 31, 2002. Total deposits were $1.150 billion at March 31, 2003, an increase of $42 million, or 3.8% from $1.108 billion as of December 31, 2002. Total stockholders' equity was $80 million at March 31, 2003, an increase of $3 million, or 3.9% from $77 million as of December 31, 2002.


Results of Operations

Our net income increased $828,000, or 37.9% to $3.0 million for the first quarter of 2003 from $2.2 million for the first quarter of 2002. Basic and diluted net income per share was $.17 and $.15, respectively, for the first quarter of 2003 and 2002, based on average weighted shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .85% for the first quarter of 2003 compared to .69% for the first quarter of 2002. Return on average stockholders' equity, on an annualized basis, was 15.85% for the first quarter of 2003 compared to 11.23% for the first quarter of 2002. Book value per share at March 31, 2003 was $4.51 compared to $4.35 as of December 31, 2002. Tangible book value per share at March 31, 2003 was $3.78 compared to $3.59 as of December 31, 2002.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income remained level at $11.4 million for the first quarter of 2003 and the first quarter of 2002. Net interest income remained level primarily due to an $847,000, or 3.9% decrease in total interest income offset by an $832,000, or 8.0% decrease in total interest expense. The decline in total interest income is primarily due to a decline in our yield on loans. The yield on our loan portfolio declined primarily as a result of declining market interest rates, significant charged off loans in 2002 and an increase in nonperforming loans.

The decline in total interest expense is primarily attributable to a 74 basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.12% for the first quarter of 2003 compared to 3.86% for the first quarter of 2002. Our net interest spread and net interest margin were 3.52% and 3.61%, respectively, for the first quarter of 2003, compared to 3.76% and 3.99% for the first quarter of 2002.

Average interest-earning assets for the first quarter of 2003 increased $120 million, or 10.4% to $1.282 billion from $1.162 billion in the first quarter of 2002. This growth in average interest-earning assets was primarily funded by a $150 million, or 13.7% increase in average interest-bearing liabilities to $1.241 billion for the first quarter of 2003 from $1.091 billion for the first quarter of 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 103.30% and 106.45% for the first quarters of 2003 and 2002, respectively. Average interest-bearing assets produced a tax equivalent yield of 6.64% for the first quarter of 2003 compared to 7.62% for the first quarter of 2002. The 98 basis point decline in the yield was partially offset by a 74 basis point decline in the average rate paid on interest-bearing liabilities.

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


                                                                 THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------------------------------------------------------
                                                      2003                                          2002
                                     --------------------------------------        ---------------------------------------
                                      AVERAGE         INCOME/        YIELD/         AVERAGE         INCOME/         YIELD/
                                      BALANCE         EXPENSE         RATE          BALANCE         EXPENSE          RATE
                                     ----------      ---------       ------        ----------      ---------        ------
                                                                    (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1).................       $1,142,333      $  19,844        7.05%        $1,072,233      $  20,835          7.88%
  Investment securities
    Taxable...................           57,982            718        5.02             51,715            648          5.08
    Tax-exempt(2).............            7,966            139        7.10              7,614            142          7.56
                                     ----------      ---------                     ----------      ---------
        Total investment
          securities..........           65,948            857        5.27             59,329            790          5.40
    Federal funds sold........           35,555            103        1.17             20,839             87          1.69
    Other investments.........           38,598            177        1.86              9,510            117          4.99
                                     ----------      ---------                     ----------      ---------
        Total interest-earning
          assets..............        1,282,434         20,981        6.64          1,161,911         21,829          7.62
Noninterest-earning assets:
  Cash and due from banks.....           36,402                                        36,278
  Premises and equipment......           61,025                                        50,662
  Accrued interest and other
    assets....................           80,920                                        41,652
  Allowance for loan losses...          (27,965)                                      (13,282)
                                     ----------                                    ----------
        Total assets..........       $1,432,816                                    $1,277,221
                                     ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits.............       $  288,826            694        0.97         $  271,781            946          1.41
  Savings deposits............           35,928             41        0.46             38,304             57          0.60
  Time deposits...............          710,900          6,019        3.43            599,476          6,619          4.48
  Other borrowings............          174,807          2,186        5.07            150,926          2,120          5.70
  Guaranteed preferred
    beneficial interest in our
      subordinated debentures            31,000            617        8.07             31,000            647          8.46
                                     ----------      ---------                     ----------      ---------
        Total interest-bearing
          liabilities.........        1,241,461          9,557        3.12          1,091,487         10,389          3.86
Noninterest-bearing liabilities:
  Demand deposits.............          105,802                                        98,400
  Accrued interest and other
    liabilities...............            8,432                                         8,419
  Stockholders' equity........           77,121                                        78,915
                                     ----------                                    ----------
        Total liabilities and
          stockholders' equity       $1,432,816                                    $1,277,221
                                     ==========                                    ==========
Net interest income/net interest
  spread......................                          11,424        3.52%                           11,440          3.76%
                                                                      =====                                           =====
Net yield on earning assets...                                        3.61%                                           3.99%
                                                                      =====                                           =====
Taxable equivalent adjustment:
  Investment securities(2)....                              47                                            48
                                                     ---------                                     ---------
        Net interest income...                       $  11,377                                     $  11,392
                                                     =========                                     =========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2003 and 2002.


                                                       THREE MONTHS ENDED MARCH 31 (1)
                                                                2003 VS 2002
                                                      ----------------------------------
                                                                        CHANGES DUE TO
                                                       INCREASE       ------------------
                                                      (DECREASE)      RATE        VOLUME
                                                      ----------      ----        ------
                                                             (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans.................        $ (991)    $(2,292)      $ 1,301
     Interest on securities:
          Taxable...............................            70          (8)           78
          Tax-exempt............................            (3)         (9)            6
     Interest on federal funds..................            16         (32)           48
     Interest on other investments..............            60        (112)          172
                                                      --------     -------       -------
          Total interest income.................          (848)     (2,453)        1,605
                                                      --------     -------       -------
Expense from interest-bearing liabilities:
  Interest on demand deposits...................          (252)       (309)           57
  Interest on savings deposits..................           (16)        (13)           (3)
  Interest on time deposits.....................          (600)     (1,708)        1,108
  Interest on other borrowings..................            66        (249)          315
  Interest on guaranteed preferred beneficial
    interest in our subordinated debentures.....           (30)        (30)           --
                                                      --------     -------       -------
          Total interest expense................          (832)     (2,309)        1,477
                                                      --------     -------       -------
          Net interest income...................      $    (16)    $  (144)     $    128
                                                      ========     =======      ========

----------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.


Noninterest income. Noninterest income increased $3.0 million, or 107.6% to $5.7 million for the first quarter of 2003 from $2.7 million for the first quarter of 2002, primarily due to a gain on the sale of our Roanoke branch of $2.2 million. Service charges on deposits increased $427,000, or 35.7% to $1.6 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002. Mortgage banking income increased $161,000, or 22.5% to $875,000 in the first quarter of 2003 from $714,000 in the first quarter of 2002.

Noninterest expense. Noninterest expense increased $1.7 million, or 17.5% to $11.5 million for first quarter of 2003 from $9.8 million for the first quarter of 2002. Because of the increase in noninterest income, our efficiency ratio improved to 67.1% during the first quarter of 2003 compared to 69.0% during the first quarter of 2002 and 67.3% for the year 2002. Salaries and benefits increased $766,000, or 13.8% to $6.3 million for the first quarter of 2003 from $5.6 million for the first quarter of 2002. The increase in salaries and benefits primarily resulted from the addition of risk management personnel and general raises to personnel salaries and wages. All other noninterest expenses increased $948,000, or 22.3% to $5.2 million for the first quarter of 2003 from $4.2 million for the first quarter of 2002. The increase in other noninterest expenses is primarily due to increases in professional fees, advertising, insurance and travel cost.

Income tax expense. Income tax expense was $1.4 million for the first quarter of 2003, compared to $1.1 million for the first quarter of 2002. The primary difference in the effective rate and the federal statutory rate (34%) for the first quarter of 2003 and 2002 is due to certain tax-exempt income from investments and insurance policies.

Provision for Loan Losses. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using an eight-point scale, with the loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance required. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected future cash flows discounted at the loan's effective interest rate, the loans observable market price or the fair value of the collateral, if the loan is collateral dependent, to determine the appropriate reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions, and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

The provision for loan losses was $1.2 million for the first quarter of 2003 compared to $1.1 million for the first quarter of 2002. During the first quarter of 2003, we had net charged-off loans totaling $195,000 compared to net charged-off loans of $875,000 in the first quarter of 2002. The ratio of net charged-off loans to the provision for loan losses was 16.3% in the first quarter of 2003 compared to 78.5% for the first quarter of 2002 and 72.7% for the year 2002. The annualized ratio of net charged-off loans to average loans was .07% in the first quarter of 2003 compared to .33% for the first quarter of 2002 and 3.35% for the year 2002. The allowance for loan losses totaled $28.7 million, or 2.53% of loans, net of unearned income at March 31, 2003, compared to $27.8 million, or 2.44% of loans, net of unearned income at December 31, 2002. See "Financial Condition - Allowance for Loan Losses" for additional discussion.


Financial Condition

Total assets were $1.446 billion at March 31, 2003, an increase of $40 million, or 2.9% from $1.406 billion as of December 31, 2002. Average total assets for the first quarter of 2003 were $1.433 billion, which was supported by average total liabilities of $1.356 billion and average total stockholders' equity of $77 million.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $36.2 million, or 54.6%, to $102.6 million at March 31, 2003 from $66.4 million at December 31, 2002. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the FHLB. These excess funds were attributable primarily to an increase in deposits. These deposits were invested in short-term liquid assets primarily to improve our liquidity position. At March 31, 2003, short-term liquid assets comprised 7.1% of total assets compared to 4.7% at December 31, 2002. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Total investment securities decreased $3.8 million, or 5.2% to $69.3 million at March 31, 2003, from $73.1 million at December 31, 2002. Mortgage-backed securities, which comprised 58.0% of the total investment portfolio at March 31, 2003, increased $7.0 million, or 21.1%, to $40.2 million from $33.2 million at December 31, 2002. Investments in U.S. agency securities, which comprised 7.9% of the total investment portfolio at March 31, 2003, decreased $11.4 million, or 67.5%, to $5.5 million from $16.9 million at December 31, 2002. The reduction in our agency securities allowed us to reinvest in mortgage-backed securities which enhanced our repricing opportunities. The total investment portfolio at March 31, 2003 comprised 5.3% of all interest-earning assets compared to 5.8% at December 31, 2002 and produced an average tax equivalent yield of 5.3% for the first quarter of 2003 compared to 5.4% for the first quarter of 2002.

Loans. Loans, net of unearned income, totaled $1.136 billion at March 31, 2003, a decrease of .3%, or $2.8 million from $1.139 billion at December 31, 2002. Mortgage loans held for sale totaled $15.5 million at March 31, 2003, an increase of $14.7 million from $764,000 at December 31, 2002. Average loans, including mortgage loans held for sale, totaled $1.142 billion for the first quarter of 2003 compared to $1.072 billion for the first quarter of 2002. Loans, net of unearned income, comprised 87.4% of interest-earning assets at March 31, 2003, compared to 91.5% at December 31, 2002. Mortgage loans held for sale comprised 1.2% of interest-earning assets at March 31, 2003, compared to .1% at December 31, 2002. The loan portfolio produced an average yield of 7.1% for the first quarter of 2003, compared to 7.9% for the first quarter of 2002. This decline in yield was substantially offset by a 74 basis point decline in the average cost of the funds that support the loan portfolio. The following table details the distribution of the loan portfolio by category as of March 31, 2003 and December 31, 2002:


                       DISTRIBUTION OF LOANS BY CATEGORY

                                                            MARCH 31, 2003          DECEMBER 31, 2002
                                                         --------------------     --------------------
                                                                      PERCENT                  PERCENT
                                                                        OF                        OF
                                                           AMOUNT      TOTAL       AMOUNT       TOTAL
                                                         ----------   -------     ----------   -------
Commercial and industrial.........................       $  181,347     16.0%    $   213,210     18.7%
Real estate -- construction and land development..          222,711     19.6         212,818     18.7
Real estate -- mortgage
   Single-family..................................          264,028     23.2         272,899     23.9
   Commercial.....................................          346,050     30.4         317,359     27.8
   Other..........................................           40,807      3.6          38,220      3.4
Consumer..........................................           72,819      6.4          79,398      7.0
Other.............................................            9,279       .8           5,931       .5
                                                         ----------    ------     ----------    ------
          Total loans.............................        1,137,041    100.0%      1,139,835    100.0%
                                                                       ======                   ======
Unearned income...................................           (1,321)                  (1,298)
Allowance for loan losses.........................          (28,679)                 (27,766)
                                                         ----------               ----------
          Net loans...............................       $1,107,041               $1,110,771
                                                         ==========               ==========

Deposits. Noninterest-bearing deposits totaled $111.3 million at March 31,
2003, a decrease of 6.5%, or $7.8 million from $119.1 million at December 31, 2002. Noninterest-bearing deposits comprised 9.7% of total deposits at March 31, 2003, compared to 10.8% at December 31, 2002. Of total noninterest-bearing deposits $69.4 million, or 62.4% were in the Alabama branches while $41.9 million, or 37.6% were in the Florida branches.

Interest-bearing deposits totaled $1.039 billion at March 31, 2003, an increase of 5.1%, or $50.0 million from $989 million at December 31, 2002. Interest-bearing deposits averaged $1.036 billion for the first quarter of 2003 compared to $909.6 million for the first quarter of 2002. The average rate paid on all interest-bearing deposits during the first quarter of 2003 was 2.6% compared to 3.4% for the first quarter of 2002. Of total interest-bearing deposits, $644.8 million, or 62.1% were in the Alabama branches while $393.9 million, or 37.9% were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $174.0 million at March 31, 2003 and December 31, 2002. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 5.1%. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

Guaranteed Preferred Beneficial Interests in Our Subordinated Debentures. On September 7, 2000, TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust established by us, received $15,000,000 in proceeds in exchange for $15,000,000 principal amount of TBC Capital II's 10.6% cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital II used the proceeds to purchase an equal principal amount of our 10.6% subordinated debentures.

On July 16, 2002, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of March 31, 2003, the interest rate is 5.10%.

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

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased $6.7 million from $15.6 million at December 31, 2002 to $8.8 million at March 31, 2003. This decline is primarily due to the repurchase of $5.3 million in loans sold with recourse during 2002.

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

We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting/approval procedures, set limits on credit concentration and enforces regulatory requirements. In addition, we have implemented a peer review system to supplement our existing independent loan review functions. We believe that this system will help us to improve our timely review of the loan portfolio.

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

Pursuant to SFAS 114, impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price or at the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

Reserve percentages assigned to pass rated homogeneous loans are based on historical charge-off experience adjusted for current trends in the portfolio and other risk factors.

As stated above, risk ratings are subject to independent review by the Loan Review Department, which also performs ongoing, independent review of the risk management process, which includes underwriting, documentation and collateral control. The Loan Review Department is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have also established a centralized loan administration services department to serve all of our bank locations, thereby providing standardized oversight for compliance, approval authorities, and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility. Indeed, this department will enhance the monitoring of loan risk ratings as well as the monitoring of a loan officer's ability to originate loans.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.


                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                      THREE-MONTH
                                                      PERIOD ENDED      YEAR ENDED
                                                       MARCH 31,       DECEMBER 31,
                                                          2003             2002
                                                      ------------     ------------
                                                         (Dollars in thousands)
Allowance for loan losses at beginning of period..    $   27,766        $   12,546
Allowance of (branch sold) acquired bank..........           (92)            1,058
Charge-offs:
  Commercial and industrial.......................           112            25,162
  Real estate -- construction and land development            --             1,704
  Real estate -- mortgage
      Single-family...............................             5             2,608
      Commercial..................................            --             6,140
      Other.......................................            --               141
  Consumer........................................           148             2,343
                                                      ----------        ----------
          Total charge-offs.......................           265            38,098
Recoveries:
  Commercial and industrial.......................            19                94
  Real estate -- construction and land development             3                14
  Real estate -- mortgage
      Single-family...............................             1                23
      Commercial..................................            --                --
      Other.......................................             7                38
  Consumer........................................            40               239
                                                      ----------        ----------
          Total recoveries........................            70               408
                                                      ----------        ----------
Net charge-offs...................................           195            37,690
Provision for loan losses                                  1,200            51,852
                                                      ----------        ----------
Allowance for loan losses at end of period........    $   28,679        $   27,766
                                                      ==========        ==========
Loans at end of period, net of unearned income....    $1,135,720        $1,138,537
Average loans, net of unearned income.............     1,142,333         1,124,977
Ratio of ending allowance to ending loans.........          2.53%            2.44%
Ratio of net charge-offs to average loans (1).....           .07%            3.35%
Net charge-offs as a percentage of:
  Provision for loan losses.......................         16.25%           72.69%
  Allowance for loan losses (1)...................          2.76%          135.74%
Allowance for loan losses as a percentage
  of nonperforming loans.....................              86.38%          105.00%

(1) Annualized.


The allowance for loan losses as a percentage of loans, net of unearned income, at March 31, 2003 was 2.53% compared to 2.44% as of December 31, 2002. The allowance for loan losses as a percentage of nonperforming loans decreased to 86.4% at March 31, 2003 from 105.0% at December 31, 2002 due to an increase in nonperforming loans of $6.8 million. The increase in nonperforming loans primarily resulted from the amount of potential problem loans (See "Potential Problem Loans" section) migrating to a nonperforming status during the current quarter. This migration of potential problem loans did not have a significant effect on the allowance for loan losses at March 31, 2003 because approximately $1.2 million of allowance had been allocated to these loans at December 31, 2002.

Net charge-offs were $195,000 for the first quarter of 2003. Net charge-offs to average loans on an annualized basis totaled .07% for the first quarter of 2002. Net commercial loan charge-offs totaled $93,000, or 47.7% of total net charge-off loans for the first quarter of 2003 compared to 66.5% of total net charge-off loans for the year 2002. Net consumer loan charge-offs totaled $108,000, or 55.4% of total net charge-off loans for the first quarter of 2003 compared with 5.6% of total net charge-off loans for the year 2002.

Nonperforming Loans. Nonperforming loans increased $6.8 million to $33.2 million as of March 31, 2003 from $26.4 million as of December 31, 2002. As a percentage of net loans, nonperforming loans increased from 2.32% at December 31, 2002 to 2.92% at March 31, 2003. The increase in nonperforming loans resulted primarily from the amount of potential problem loans (see "Potential Problem Loans" section) reported at December 31, 2002 migrating to a nonperforming status. The following table represents our nonperforming loans for the dates indicated.


                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                      MARCH 31,      DECEMBER 31,
                                                                         2003            2002
                                                                      ---------      ------------
                                                                        (Dollars in thousands)
Nonaccrual..................................................         $ 32,506         $ 24,715
Past due (contractually past due 90 days or more)...........              694            1,729
Restructured................................................               --               --
                                                                     --------         --------
                                                                     $ 33,200         $ 26,444
                                                                     ========         ========
Nonperforming loans as a percent of loans...................            2.92%            2.32%
                                                                     ========         ========


The following is a summary of nonperforming loans by category for the dates shown:


                                                                      MARCH 31,      DECEMBER 31,
                                                                         2003            2002
                                                                      ---------      ------------
                                                                        (Dollars in thousands)
Commercial and industrial.........................                   $ 11,972         $  9,661
Real estate-- construction and land development...                      2,922            2,226
Real estate-- mortgages
     Single-family................................                      5,289            3,672
     Commercial...................................                     10,080            8,434
     Other........................................                        825              888
Consumer..........................................                      2,051            1,548
Other.............................................                         61               15
                                                                     --------         --------
          Total nonperforming loans...............                   $ 33,200         $ 26,444
                                                                     ========         ========


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

Impaired Loans. At March 31, 2003, the recorded investment in impaired loans totaled $33.2 million with approximately $11.0 million in allowance for loan losses specifically allocated to impaired loans. This represents an increase of $6.8 million from $26.4 million at December 31, 2002. A significant portion of our impaired loans are centered in three of our bank groups; Bristol bank $19.8 million, Albertville bank $3.5 million and Hunstville bank $5.2 million. The increase in impaired loans resulted primarily from the amount of potential problem loans (see "Potential Problem Loans" section) reported at December 31, 2002 migrating to a nonperforming status during the first quarter. Any estimated losses related to these potential problem loans had been adequately provided at December 31, 2002. We have approximately $337,000 in commitments to loan additional funds to the borrowers whose loans are impaired.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2003:


                                                                    OUTSTANDING    SPECIFIC
                                                                      BALANCE     ALLOWANCE
                                                                    -----------   ---------
                                                                     (Dollars in thousands)
Commercial and industrial.........................                   $ 13,445      $  5,078
Real estate -- construction and land development..                      2,933           595
Real estate -- mortgages
     Commercial...................................                     16,123         5,178
     Other........................................                        676           108
Other.............................................                          2             1
                                                                     --------      --------
          Total...................................                   $ 33,179      $ 10,960
                                                                     ========      ========

In addition to impaired loans, management has identified $7.4 million in potential problem loans as of March 31, 2003. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Of the $7.4 million in potential problem loans at March 31, 2003, $3.8 million or 51% is attributable to the Bristol, Florida group and $1.3 million or 18% is concentrated in the forest products industry in Bristol. Overall, 25% of these potential problem loans are secured by 1-4 family residential real estate and 34% of these potential problem loans are secured by commercial real estate. Management will work closely with these customers in an attempt to prevent these loans from migrating into nonperforming status. The bank has allocated $774,000 in loan loss reserve to absorb potential losses on these accounts.

Stockholders Equity. At March 31, 2003, total stockholders' equity was $79.5 million, an increase of $3.0 million from $76.5 million at December 31, 2002. The increase in stockholders' equity resulted primarily from net income of $3.0 million for the first quarter of 2003. As of March 31, 2003 we had 18,013,002 shares of common stock issued and 17,611,349 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of March 31, 2003, there were 136,856 shares held in treasury at a cost of $808,000.

On April 24, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner until such shares have vested. During the restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at a cost $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the period ended March 31, 2003, we recognized $37,000 in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of March 31, 2003, the ESOP has been leveraged with 273,400 shares of our's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, we finalized a $2.1 million promissory note to reimburse funds used to leverage the ESOP. The unreleased shares and our guarantee will secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As we repay the debt, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we reported is equal to the average fair value of the shares earned and committed to be released during the period. We recognized compensation expense during the period ended March 31, 2003 of $15,000. The ESOP shares as of March 31, 2003 were as follows:


                                                               March 31,
                                                                 2003
                                                              ----------
Allocated shares                                                   6,378
Estimated shares committed to be released                          2,225
Unreleased shares                                                264,797
                                                              ----------
  Total ESOP shares                                              273,400
                                                              ----------
Fair value of unreleased shares                               $1,305,449
                                                              ==========


Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at March 31, 2003 (dollars in thousands):


                                                                         FOR CAPITAL
                                                                          ADEQUACY            TO BE WELL
                                                       ACTUAL             PURPOSES           CAPITALIZED
                                                -----------------     ---------------      ------------------
                                                 AMOUNT     RATIO      AMOUNT   RATIO       AMOUNT     RATIO
                                                --------    -----     -------   -----      --------    ------
Total Risk-Based Capital
      Corporation                               $106,027    9.09%     $93,351   8.00%      $116,688    10.00%
      The Bank                                    99,845    8.69       91,901   8.00        114,876    10.00

Tier 1 Risk-Based Capital
      Corporation                                 80,417    6.89       46,675   4.00         70,013     6.00
      The Bank                                    85,284    7.42       45,950   4.00         68,926     6.00

Leverage Capital
      Corporation                                 80,417    5.69       56,561   4.00         70,701     5.00
      The Bank                                    85,284    6.13       55,678   4.00         69,598     5.00

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity" included in our Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.


ITEM 4.  CONTROLS AND PROCEDURES


CEO AND CFO CERTIFICATION

Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). The Certifications are required to be made by Rule 13a - 14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.


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

Within 90 days prior to the filing of this quarterly report, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management including the CEO and CFO, particularly during the period when our periodic reports are being prepared.


CHANGES IN INTERNAL CONTROLS

Prior to the discovery of the Bristol, Florida bank group situation (that was disclosed and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002) which ultimately caused us to restate our financial statements for the second and third quarters of 2002, we were in the process of enhancing our internal controls for financial reporting. In the fourth quarter of 2002, we instituted a peer review system to supplement our existing independent loan review function; we increased our loan review staffing; and we also established a centralized loan administration services department to serve all of our bank locations, thereby providing standardized oversight for compliance with approval authorities and bank lending policies and procedures. We also hired additional personnel for our credit risk management department.

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


ITEM 1.  LEGAL PROCEEDINGS.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.  OTHER INFORMATION.

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit:

        None


(b) Report on Form 8-K:

         We filed Current Report on Form 8-K dated February 7, 2003 pursuant to
         Item 9 Regulation FD Disclosure of Form 8-K containing as an Exhibit a press release dated February 6, 2003.


SIGNATURE

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The Banc Corporation
                                           (Registrant)


Date: May 15, 2003                By: /s/ James A. Taylor, Jr.
                                      ------------------------------------------
                                      James A. Taylor, Jr.
                                      President and Chief Operating Officer


Date: May 15, 2003                By: /s/  David R. Carter
                                      ------------------------------------------
                                      David R. Carter
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May  15, 2003

By: /s/ James A. Taylor
    ---------------------------------
    James A. Taylor
    Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003


By: /s/ David R. Carter
    ------------------------------
    David R. Carter
    Chief Financial Officer