Form 10-Q
period 2003-06-30
BANC CORP
filed 2003-08-14
CIK 1065298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission File number 0-25033


                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                         63-1201350
----------------------------------------------          ---------------------------------
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

      Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                        Outstanding as of June 30, 2003
-----------------------------                           -------------------------------
Common stock, $.001 par value                                     17,641,676

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                            JUNE 30             DECEMBER 31
                                                                                              2003                  2002
                                                                                          -----------           -----------
                                                                                          (UNAUDITED)
ASSETS
Cash and due from banks                                                                   $    41,540           $    45,365
Interest bearing deposits in other banks                                                       10,836                10,025
Federal funds sold                                                                             25,000                11,000
Investment securities available for sale                                                       93,619                71,129
Investment securities held to maturity (fair value of $2,053,000 in 2003 and
      $1,867,000 in 2002)                                                                       1,996                 1,996
Mortgage loans held for sale                                                                   31,187                   764
Loans, net of unearned income                                                               1,104,855             1,138,537
Less: Allowance for loan losses                                                               (22,555)              (27,766)
                                                                                          -----------           -----------
        Net loans                                                                           1,082,300             1,110,771
                                                                                          -----------           -----------
Premises and equipment, net                                                                    60,750                61,849
Accrued interest receivable                                                                     5,553                 6,876
Stock in FHLB and Federal Reserve Bank                                                         11,122                10,903
Other assets                                                                                   76,266                75,136
                                                                                          -----------           -----------
        TOTAL ASSETS                                                                      $ 1,440,169           $ 1,405,814
                                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                                    $   124,607           $   119,088
   Interest-bearing                                                                         1,010,535               988,710
                                                                                          -----------           -----------
       TOTAL DEPOSITS                                                                       1,135,142             1,107,798
Advances from FHLB                                                                            173,550               173,750
Other borrowed funds                                                                            1,183                 1,172
Long-term debt                                                                                  2,030                    --
Guaranteed preferred beneficial interests in our
  subordinated debentures (trust preferred securities)                                         31,000                31,000
Accrued expenses and other liabilities                                                          8,904                15,553
                                                                                          -----------           -----------
        TOTAL LIABILITIES                                                                   1,351,809             1,329,273

Stockholders' Equity

  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued 62,000                                                                          --                    --
   Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 18,013,002 in 2003 and 18,009,002 in 2002; outstanding 17,641,676
      in 2003 and 17,605,124 in 2002                                                               18                    18
   Surplus - preferred                                                                          6,193                    --
           - common                                                                            68,310                68,315
   Retained Earnings                                                                           17,089                11,571
   Accumulated other comprehensive income                                                         356                   550
   Treasury stock, at cost                                                                       (684)                 (808)
   Unearned ESOP stock                                                                         (2,082)               (2,153)
   Unearned restricted stock                                                                     (840)                 (952)
                                                                                          -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY                                                             88,360                76,541
                                                                                          -----------           -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,440,169           $ 1,405,814
                                                                                          ===========           ===========



See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30                          JUNE 30
                                                                       ------------------------         ------------------------
                                                                         2003            2002             2003            2002
                                                                       --------        --------         --------        --------
INTEREST INCOME
Interest and fees on loans                                             $ 19,682        $ 21,913         $ 39,526        $ 42,748
Interest on investment securities
  Taxable                                                                   822             767            1,540           1,415
  Exempt from Federal income tax                                             67             110              159             204
Interest on federal funds sold                                               96              69              199             156
Interest and dividends on other investments                                 168             113              345             230
                                                                       --------        --------         --------        --------
   Total interest income                                                 20,835          22,972           41,769          44,753

INTEREST EXPENSE
Interest on deposits                                                      6,152           7,199           12,906          14,821
Interest on other borrowed funds                                          2,220           2,161            4,406           4,281
Interest on guaranteed preferred beneficial interest in our
  subordinated debentures (trust preferred securities)                      614             629            1,231           1,276
                                                                       --------        --------         --------        --------
  Total interest expense                                                  8,986           9,989           18,543          20,378
                                                                       --------        --------         --------        --------
        NET INTEREST INCOME                                              11,849          12,983           23,226          24,375

Provision for loan losses                                                   725          14,998            1,925          16,113
                                                                       --------        --------         --------        --------
     NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES          11,124          (2,015)          21,301           8,262

NONINTEREST INCOME
Service charges and fees on deposits                                      1,656           1,685            3,279           2,881
Mortgage banking income                                                   1,185             668            2,060           1,382
Gain on sale of securities                                                  637              24              663              24
Gain on sale of branch                                                       --              --            2,246              --
Other income                                                              1,202             796            2,157           1,644
                                                                       --------        --------         --------        --------
    TOTAL NONINTEREST INCOME                                              4,680           3,173           10,405           5,931

NONINTEREST EXPENSES
Salaries and employee benefits                                            6,371           6,069           12,689          11,621
Occupancy, furniture and equipment expense                                2,196           1,974            4,285           3,778
Other                                                                     3,793           2,679            6,897           5,120
                                                                       --------        --------         --------        --------
    TOTAL NONINTEREST EXPENSES                                           12,360          10,722           23,871          20,519
                                                                       --------        --------         --------        --------
        Income (loss) before income taxes                                 3,444          (9,564)           7,835          (6,326)

INCOME TAX EXPENSE (BENEFIT)                                                940          (3,757)           2,317          (2,705)
                                                                       --------        --------         --------        --------
        NET INCOME (LOSS)                                              $  2,504        $ (5,807)        $  5,518        $ (3,621)
                                                                       ========        ========         ========        ========
BASIC NET INCOME (LOSS) PER SHARE                                      $   0.14        $  (0.33)        $   0.32        $  (0.22)
                                                                       ========        ========         ========        ========
DILUTED NET INCOME (LOSS) PER SHARE                                    $   0.14        $  (0.33)        $   0.31        $  (0.22)
                                                                       ========        ========         ========        ========
AVERAGE COMMON SHARES OUTSTANDING                                        17,472          17,684           17,461          16,144
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION                     17,884          17,684           17,751          16,144


See Notes to Condensed Consolidated Financial Statements.

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                               -------------------------
                                                                                 2003             2002
                                                                               --------         --------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                $(21,911)        $  8,897
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest bearing deposits in other banks             (811)             297
   Net increase in federal funds sold                                           (14,000)          (1,000)
   Proceeds from sales of securities available for sale                          22,654              995
   Proceeds from maturities of investment securities available for sale          28,142           20,550
   Purchases of investment securities available for sale                        (73,572)         (20,106)
   Net decrease(increase) in loans                                                9,313          (62,165)
   Purchases of premises and equipment                                           (1,468)          (8,218)
   Net cash paid in branch sale                                                 (31,949)              --
   Net cash paid in business combination                                             --           (8,619)
   Other investing activities                                                      (219)            (525)
                                                                               --------         --------

          Net cash used by investing activities                                 (61,910)         (78,791)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                              71,937           59,311
   Net (decrease) increase in FHLB advances and other borrowed funds               (189)              10
   Proceeds received on long term debt                                            2,100               --
   Payments made on long term debt                                                  (70)              --
   Proceeds from note payable                                                        --           14,000
   Principal payment on note payable                                                 --          (14,000)
   Proceeds from sale of common stock                                                25           19,498
   Proceeds from sale of preferred stock                                          6,193               --
   Purchase of ESOP shares                                                           --           (1,250)
   Purchase of treasury stock                                                        --              (24)
                                                                               --------         --------
          Net cash provided by financing activities                              79,996           77,545
                                                                               --------         --------

Net (decrease) increase in cash and due from banks                               (3,825)           7,651

Cash and due from banks at beginning of period                                   45,365           31,682
                                                                               --------         --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                       $ 41,540         $ 39,333
                                                                               ========         ========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2002. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The statement of financial condition at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Provisions of Statement 145 that related to the rescission of Statement 4 were effective for financial statements issued by the Corporation after January 1, 2003. The adoption of the provisions of Statement 145 did not have a material impact on the Corporation's financial condition or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation beginning January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

The Corporation, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation for which it receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under which it receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At June 30, 2003, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at June 30, 2003 was $19.8 million and represents the Corporation's maximum credit risk. At June 30, 2003, the Corporation had no significant liabilities and receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of Interpretation 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation
46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses at the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation is evaluating the impact of applying Interpretation 46 and has not yet completed it's analysis.

Note 3 - Business Combination and Branch Sales

On June 18, 2003, the Corporation announced the execution of a definitive purchase and assumption agreement with Trustmark National Bank pursuant to which Trustmark National Bank will acquire seven Florida branches of the Bank, known as the Emerald Coast Division, serving the markets from Destin to Panama City for a $46.8 million deposit premium. The transaction is subject to regulatory approval and is expected to close during the third quarter of 2003.

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

The total cost of the acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,449 shares of common stock valued at $108,563. The value of common stock issued was determined based on the average of the last sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consists of goodwill. The Corporation's consolidated financial statements for the six-month period ended June 30, 2002 include the results of operations of CF Bancshares only for the period February 15, 2002, to June 30, 2002.

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

                                               For the six-month
                                               period ended June
                                                    30, 2002
                                               -----------------
Interest income                                     $ 45,648
Interest expense                                      20,805
                                                    --------
    Net interest income                               24,843
Provision for loan losses                             16,930
Noninterest income                                     6,101
Noninterest expense                                   21,755
                                                    --------
    Loss before income taxes                          (7,741)
Income tax benefit                                    (3,145)
                                                    --------
Net loss                                            $ (4,596)
                                                    --------
Basic and diluted net loss per common
  share                                             $   (.28)
                                                    ========

Note 4 - Segment Reporting

The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in or near the panhandle region of Florida. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

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

                                                  Alabama                    Florida
                                                   Region                    Region                     Combined
                                                -----------                -----------                -----------
Three months ended June 30, 2003
      Net interest income                       $     6,736                $     5,113                $    11,849
      Provision for loan losses                        (275)                     1,000                        725
      Noninterest income                              3,934                        746                      4,680
      Noninterest expense(1)                          8,482                      3,878                     12,360
      Income tax expense                                648                        292                        940
         Net income                                   1,815                        689                      2,504
      Total assets                                  947,574                    492,595                  1,440,169

Three months ended June 30, 2002
      Net interest income                       $     7,350                $     5,633                $    12,983
      Provision for loan losses                       1,696                     13,302                     14,998
      Noninterest income                              2,335                        838                      3,173
      Noninterest expense(1)                          7,253                      3,469                     10,722
      Income tax expense(benefit)                       256                     (4,013)                    (3,757)
         Net income(loss)                               480                     (6,287)                    (5,807)
      Total assets                                  912,329                    459,965                  1,372,294

Six months ended June 30, 2003
      Net interest income                       $    12,825                $    10,401                $    23,226
      Provision for loan losses                         831                      1,094                      1,925
      Noninterest income                              8,757                      1,648                     10,405
      Noninterest expense(1)                         16,141                      7,730                     23,871
      Income tax expense                              1,334                        983                      2,317
         Net income                                   3,276                      2,242                      5,518

Six months ended June 30, 2002
      Net interest income                       $    13,813                $    10,562                $    24,375
      Provision for loan losses                       2,326                     13,787                     16,113
      Noninterest income                              4,539                      1,392                      5,931
      Noninterest expense(1)                         14,002                      6,517                     20,519
      Income tax expense(benefit)                       714                     (3,419)                    (2,705)
         Net income(loss)                             1,310                     (4,931)                    (3,621)

(1) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

Note 5 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                            Three Months Ended               Six Months Ended
                                                                  June 30                        June 30
                                                          -----------------------        -----------------------
                                                            2003           2002            2003           2002
                                                          --------       --------        --------       --------
Numerator:
     For basic and diluted, net income (loss)             $  2,504       $ (5,807)          5,518       $ (3,621)
                                                          ========       ========        ========       ========
Denominator:
     For basic, weighted average common shares
          outstanding                                       17,472         17,684          17,461         16,144
     Effect of dilutive stock options,
         restricted stock and convertible preferred            412             --             290             --
                                                          --------       --------        --------       --------

Average diluted common shares outstanding                   17,884         17,684          17,751         16,144
                                                          ========       ========        ========       ========

Basic net income (loss) per share                         $    .14       $   (.33)       $    .32       $   (.22)
                                                          ========       ========        ========       ========

Diluted net income (loss) per share                       $    .14       $   (.33)       $    .31       $   (.22)
                                                          ========       ========        ========       ========

Note 6 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $2,474,000 and $5,323,000, respectively, for the three and six-month periods ended June 30, 2003, and $(5,042,000) and $(2,777,000), respectively, for the three and six-month periods ended June 30, 2002. Total comprehensive income (loss) consists of net income (loss) and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

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

On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of June 30, 2003, the interest rate on these securities had repriced to 5.10%.

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

Note 9 - Stockholders' Equity

In May 2003, the Corporation received $6,193,000 in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends will accrue on the liquidation value of $100 per share at the rate of LIBOR plus 5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance the Corporation can redeem the preferred stock at the following prices stated as a percent of the liquidation value: 2003 - 105%; 2004 - 104%; 2005 - 103%; 2006 - 102%; 2007 - 101%; 2008 and thereafter - 100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock may be redeemed by the Corporation at a redemption price of 106%.

In September of 2000, the Corporation's board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2003, there were 113,204 shares held in treasury at a cost of $684,000.

During March 2002, the Corporation received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. The Corporation used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares.

On April 24, 2002, the Corporation issued 157,000 shares of restricted common stock to certain directors and key employees. Under the restricted stock agreements, the shares of restricted stock may not be sold or assigned in any manner until such shares have vested. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at a cost of $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the periods ended June 30, 2003 and 2002, the Corporation has recognized $112,000 and $56,000 in restricted stock expense, respectively.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of June 30, 2003 the ESOP has been internally leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the Corporation completed a $2.1 million promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which is classified as long-term debt on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the periods ended June 30, 2003, and 2002, was $55,000 and $13,000, respectively. The ESOP shares as of June 30, 2003 were as follows:

                                               June 30, 2003
                                               -------------
Allocated shares ...........................           6,378
Estimated shares committed to be released ..           8,900
Unreleased shares ..........................         258,122
                                                 -----------
Total ESOP shares ..........................         273,400
                                                 -----------
Fair value of unreleased shares ............     $ 1,796,000
                                                 ===========

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

                                              For the three-months ended          For the six-months ended
                                              --------------------------          ------------------------
                                            June 30, 2003    June 30, 2002     June 30, 2003    June 30, 2002
                                            -------------    -------------     -------------    -------------
Net income (loss):
  As reported ...........................     $   2,504        $  (5,807)        $   5,518        $  (3,621)
  Pro forma .............................         2,321           (6,007)            5,156           (4,016)
Earnings (loss) per common share:
  As reported ...........................     $     .14        $    (.33)        $     .32        $    (.22)
  Pro forma .............................           .13             (.34)              .30             (.25)
Diluted earnings (loss)per common share:
  As reported ...........................     $     .14        $    (.33)        $     .31        $    (.22)
  Pro forma .............................           .13             (.34)              .29             (.25)

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

                                                June 30,
                                                --------
                                          2003           2002
                                          ----           ----
Risk free interest rate ...............   3.33%          4.93%
Volatility factor .....................    .34            .33
Weighted average life of options ......   3.50           4.50
Dividend yield ........................   0.00           0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of our June 30, 2003 consolidated financial condition and results of operations for the three and six-month periods ended June 30, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Developments

On June 18, 2003, the Corporation announced the execution of a definitive purchase and assumption agreement with Trustmark National Bank pursuant to which Trustmark National Bank will acquire seven Florida branches of The Bank, known as the Emerald Coast Division, serving the markets from Destin to Panama City for a $46.8 million deposit premium. The transaction is subject to regulatory approval and is expected to close during the third quarter of 2003.

Financial Overview

Total assets were $1.440 billion at June 30, 2003, an increase of $34 million, or 2.4% from $1.406 billion as of December 31, 2002. Total loans, net of unearned income were $1.105 billion at June 30, 2003, a decrease of $34 million, or 2.96% from $1.139 billion as of December 31, 2002. Total deposits were $1.135 billion at June 30, 2003, an increase of $27.3 million, or 2.47% from $1.108 billion as of December 31, 2002. Total stockholders' equity was $88 million at June 30, 2003, an increase of $11 million, or 15.4% from $77 million as of December 31, 2002.

Results of Operations

Our net income for the three-month period ended June 30, 2003 (second quarter of 2003), was $2.5 million compared to a net loss of $5.8 million for the three-month period ended June 30, 2002 (second quarter of 2002), an increase of $8.3 million. Our basic and diluted net income per share was $.14 for the second quarter of 2003 which represents a $.47 increase from $(.33) per share for the second quarter of 2002.

Our net income for the six-month period ended June 30, 2003 (first six months of 2003) was $5.5 million compared to a net loss of $3.6 million for the six-month period ended June 30, 2002 (first six months of 2002), an increase of $9.1 million. Our basic net income per share was $.32 and diluted net income per share was $.31 for the first six months of 2003 which represents a $.54 and $.53 increase, respectively, from $(.22) per share for the first six months of 2002. Our return on average assets, on an annualized basis, was .70% for the first six months of 2003 compared to (.56)% for the first six months of 2002. Our return on average stockholders' equity, on an annualized basis, was 13.97% for the first six months of 2003 compared to (8.15)% for the first six months of 2002. Our book value per common share at June 30, 2003 was $4.66 compared to $4.35 as of December 31, 2002 and our tangible book value per common share at June 30, 2003 was $3.93 compared to $3.59 as of December 31, 2002.

The growth in our net income during the first six months of 2003 compared with the first six months of 2002 is primarily the result of a decrease in loan loss provision and an increase in noninterest income which was partially offset by an increase in noninterest expenses. Provision for loan losses decreased $14.2 million, or 88.1%, from $16.1 million in the first six months of 2002 to $1.9 million in the first six months of 2003. Noninterest income increased $4.5 million, or 75.4%, from $5.9 million in the first six months of 2002 to $10.4 million in the first six months of 2003. Noninterest expense increased $3.4 million, or 16.3%, from $20.5 million in the first six months of 2002 to $23.9 million in the first six months of 2003.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $1.1 million, or 8.7% to $11.8 million for the second quarter of 2003 from $12.9 million for the second quarter of 2002. The decrease in net interest income was primarily due to a $2.1 million or 9.3% decrease in total interest income offset by a $1.0 million, or 10.0% decrease in total interest expense. The decline in total interest income is primarily attributable to a decline in our yield on loans which is the result of declining market interest rates, significant charged off loans in 2002 and an increase in nonperforming loans.

The decline in total interest expense is primarily attributable to a 64-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.92% for the second quarter of 2003 compared to 3.56% for the second quarter of 2002. Our net interest spread and net interest margin were 3.52% and 3.67%, respectively, for the second quarter of 2003, compared to 4.00% and 4.28% for the second quarter of 2002.

Our average interest-earning assets for the second quarter of 2003 increased $77 million, or 6.3% to $1.299 billion from $1.222 billion in the second quarter of 2002. This growth in our average interest-earning assets was primarily funded by a $107 million, or 9.5% increase in our average interest-bearing liabilities to $1.234 billion for the second quarter of 2003 from $1.127 billion for the second quarter of 2002. Our ratio of average interest-earning assets to average interest-bearing liabilities was 105.3% and 108.5% for the second quarters of 2003 and 2002, respectively. Our average interest-bearing assets produced a tax equivalent yield of 6.44% for the second quarter of 2003 compared to 7.56% for the second quarter of 2002. The 112-basis point decline in the yield was partially offset by a 64-basis point decline in the average rate paid on interest-bearing liabilities.

Net interest income decreased $1.2 million, or 4.71% to $23.2 million for the first six months of 2003 from $24.4 million for the first six months of 2002. The decrease in net interest income was primarily due to a $3.0 million, or 6.7% decrease in total interest income offset by a $1.8 million, or 9.0% decrease in total interest expense. The decline in total interest expense is primarily attributable to a 207-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.02% for the first six months of 2003 compared to 3.71% for the first six months of 2002. Our net interest spread and net interest margin were 3.47% and 3.61%, respectively, for the first six months of 2003, compared to 3.89% and 4.15%, respectively, for the first six months of 2002.

Our average interest-earning assets for the first six months of 2003 increased $110 million, or 9.2% to $1.301 billion from $1.191 billion in the first six months of 2002. This growth in our average interest-earning assets was primarily funded by a $131 million, or 11.8% increase in our average interest-bearing liabilities to $1.237 billion for the first six months of 2003 from $1.106 million for the first six months of 2002. The ratio of our average interest-earning assets to average interest-bearing liabilities was 105.1% and 107.6% for the first six months of 2003 and 2002, respectively. Our average interest-bearing assets produced a tax equivalent yield of 6.49% for the first six months of 2003 compared to 7.60% for the first six months of 2002. The 111-basis point decline in the yield was offset by both a 69-basis point decline in the average rate paid on interest-bearing liabilities and a $50 million, or
4.5 % increase in the average volume of loans from $1.101 billion in the first six months of 2002 to $1.151 billion in the first six months of 2003.

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

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                              2003                                         2002
                                                              ----                                         ----
                                                 AVERAGE       INCOME/      YIELD/          AVERAGE          INCOME/      YIELD/
                                                 BALANCE       EXPENSE       RATE           BALANCE          EXPENSE       RATE
                                                 -------       -------       ----           -------          -------       ----
                                                                              (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1).......     $ 1,144,563     $  19,682       6.90%       $ 1,129,680       $  21,913       7.78%
  Investment securities
    Taxable..............................          60,363           822       5.46             52,294             767       5.88
    Tax-exempt(2)........................           6,162           102       6.61              8,983             167       7.46
                                              -----------     ---------                   -----------       ---------
        Total investment securities......          66,525           924       5.57             61,277             934       6.11
    Federal funds sold...................          32,253            96       1.19             20,567              69       1.35
    Other investments....................          55,973           168       1.20             10,375             113       4.37
                                              -----------     ---------                   -----------       ---------
        Total interest-earning assets....       1,299,314        20,870       6.44          1,221,899          23,029       7.56
Noninterest-earning assets:
  Cash and due from banks................          34,214                                      32,028
  Premises and equipment.................          61,151                                      54,123
  Accrued interest and other assets......          70,567                                      48,789
  Allowance for loan losses..............         (28,761)                                    (13,855)
                                              -----------                                 -----------
        Total assets.....................     $ 1,436,485                                 $ 1,342,984
                                              ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits........................     $   298,865           713       0.96        $   282,990             912       1.29
  Savings deposits.......................          35,523            28       0.32             38,304              68       0.71
  Time deposits..........................         693,702         5,411       3.13            619,612           6,219       4.03
  Other borrowings.......................         174,748         2,220       5.10            154,817           2,161       5.60
  Guaranteed preferred beneficial
    interest in our subordinated debentures        31,000           614       7.94             31,000             629       8.14
                                              -----------     ---------                   -----------       ---------
        Total interest-bearing liabilities      1,233,838         8,986       2.92          1,126,723           9,989       3.56
Noninterest-bearing liabilities:
  Demand deposits........................         114,695                                     106,887
  Accrued interest and other liabilities.           6,275                                       9,312
  Stockholders' equity...................          81,677                                     100,062
                                              -----------                                 -----------
        Total liabilities and
          stockholders' equity...........     $ 1,436,485                                 $ 1,342,984
                                              ===========                                 ===========
Net interest income/net interest
  spread.................................                        11,884       3.52%                            13,040       4.00%
                                                                             =====                                         =====
Net yield on earning assets..............                                     3.67%                                         4.28%
                                                                             =====                                         =====
Taxable equivalent adjustment:
  Investment securities(2)...............                            35                                            57
                                                              ---------                                     ---------
        Net interest income..............                     $  11,849                                     $  12,983
                                                              =========                                     =========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended June 30, 2003 and 2002.

                                                              THREE MONTHS ENDED JUNE 30, (1)
                                                                      2003 VS 2002
                                                                      ------------
                                                                              CHANGES DUE TO
                                                             INCREASE         --------------
                                                            (DECREASE)       RATE       VOLUME
                                                            ----------       ----       ------
                                                                  (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans ..........................   $(2,231)      $(2,515)      $ 284
     Interest on securities:
          Taxable ........................................        55           (57)        112
          Tax-exempt .....................................       (65)          (17)        (48)
     Interest on federal funds ...........................        27            (9)         36
     Interest on other investments .......................        55          (133)        188
                                                             -------       -------       -----
          Total interest income ..........................    (2,159)       (2,731)        572
                                                             -------       -------       -----
Expense from interest-bearing liabilities:
  Interest on demand deposits ............................      (199)         (247)         48
  Interest on savings deposits ...........................       (40)          (35)         (5)
  Interest on time deposits ..............................      (808)       (1,496)        688
  Interest on other borrowings ...........................        59          (204)        263
  Interest on guaranteed preferred beneficial  interest
   in our subordinated debentures                                (15)          (15)         --
                                                             -------       -------       -----
          Total interest expense .........................    (1,003)       (1,997)        994
                                                             -------       -------       -----
          Net interest income ............................   $(1,156)      $  (734)      $(422)
                                                             =======       =======       =====

-------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a tax-equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                              2003                                 2002
                                                              ----                                 ----
                                                AVERAGE       INCOME/     YIELD/       AVERAGE      INCOME/     YIELD/
                                                BALANCE       EXPENSE     RATE         BALANCE      EXPENSE     RATE
                                                -------       -------     ----         -------      -------     ----
                                                                        (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1).......     $ 1,150,899    $ 39,526      6.93%    $ 1,101,111    $ 42,748      7.83%
  Investment securities
    Taxable..............................          54,081       1,540      5.74          52,115       1,415      5.48
    Tax-exempt(2)........................           7,158         241      6.79           8,302         309      7.51
                                              -----------    --------               -----------    --------
        Total investment securities......          61,239       1,781      5.86          60,417       1,724      5.75
    Federal funds sold...................          33,895         199      1.18          18,268         156      1.72
    Other investments....................          54,655         345      1.27          10,886         230      4.26
                                              -----------    --------               -----------    --------
        Total interest-earning assets....       1,300,688      41,851      6.49       1,190,682      44,858      7.60
Noninterest-earning assets:
  Cash and due from banks................          33,650                                30,110
  Premises and equipment.................          61,108                                52,337
  Accrued interest and other assets......          71,335                                48,110
  Allowance for loan losses..............         (33,278)                              (13,592)
                                              -----------                           -----------
        Total assets.....................     $ 1,433,503                           $ 1,307,647
                                              ===========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits........................     $   293,391       1,407      0.97     $   277,437       1,858      1.35
  Savings deposits.......................          35,725          69      0.39          37,324         125      0.68
  Time deposits..........................         702,254      11,430      3.28         609,600      12,838      4.25
  Other borrowings.......................         174,777       4,406      5.08         151,018       4,281      5.72
  Guaranteed preferred beneficial
    interest in our subordinated debentures        31,000       1,231      8.01          31,000       1,276      8.30
                                              -----------    --------               -----------    --------
        Total interest-bearing liabilities      1,237,147      18,543      3.02       1,106,379      20,378      3.71
Noninterest-bearing liabilities:
  Demand deposits........................         110,180                               102,706
  Accrued interest and other liabilities.           6,535                                 9,016
  Stockholders' equity...................          79,641                                89,546
                                              -----------                           -----------
        Total liabilities and
          stockholders' equity...........     $ 1,433,503                           $ 1,307,647
                                              ===========                           ===========
Net interest income/net interest
  spread.................................                      23,308      3.47%                     24,480      3.89%
                                                                          =====                                 =====
Net yield on earning assets..............                                  3.61%                                 4.15%
                                                                          =====                                 =====
Taxable equivalent adjustment:
  Investment securities(2)...............                          82                                   105
                                                             --------                              --------
        Net interest income..............                    $ 23,226                              $ 24,375
                                                             ========                              ========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

      The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2003 and 2002.

                                                                SIX MONTHS ENDED JUNE 30, (1)
                                                                       2003 VS 2002
                                                                       ------------
                                                                               CHANGES DUE TO
                                                             INCREASE        -------------------
                                                            (DECREASE)       RATE         VOLUME
                                                            ----------       ----         ------
                                                                   (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans...........................   $(3,222)      $(5,087)      $ 1,865
     Interest on securities:
          Taxable.........................................       125            70            55
          Tax-exempt......................................       (68)          (29)          (40)
     Interest on federal funds............................        43           (60)          103
     Interest on other investments........................       115          (258)          373
                                                             -------       -------       -------
          Total interest income...........................    (3,007)       (5,364)        2,356
                                                             -------       -------       -------
Expense from interest-bearing liabilities:
  Interest on demand deposits.............................      (451)         (552)          101
  Interest on savings deposits............................       (56)          (51)           (5)
  Interest on time deposits...............................    (1,408)       (3,189)        1,781
  Interest on other borrowings............................       125          (508)          633
  Interest on guaranteed preferred beneficial interest
   in our subordinated debentures.........................       (45)          (45)           --
                                                             -------       -------       -------
          Total interest expense..........................    (1,835)       (4,345)        2,510
                                                             -------       -------       -------
          Net interest income.............................   $(1,172)      $(1,019)      $  (154)
                                                             =======       =======       =======

----------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Our noninterest income increased $1.5 million or 47.5% to $4.7 million for the second quarter of 2003 from $3.2 million for the second quarter of 2002, primarily due to an increase in mortgage banking income and gains on sales of securities. Our mortgage banking income increased $517,000, or 77.4% to $1.2 million in the second quarter of 2003 from $668,000 in the second quarter of 2002. Our gains on sales of securities increased $613,000 to $637,000 in the second quarter of 2003 from $24,000 in the second quarter of 2002.

Our noninterest income increased $4.5 million, or 75.4% to $10.4 million for the first six months of 2003 from $5.9 million for the first six months of 2002, primarily due to a gain on the sale of our Roanoke branch of $2.2 million. Our mortgage banking income increased $678,000, or 49.06% to $2.1 million in the first six months of 2003 from $1.4 million in the first six months of 2002. Our gains on sales of securities increased $639,000 to $663,000 in the first six months of 2003 from $24,000 in the first six months of 2002.

Noninterest expense. Our noninterest expense increased $1.6 million, or 15.3% to $12.3 million for second quarter of 2003 from $10.7 million for the second quarter of 2002. As a percentage of our net interest income, noninterest expenses increased from 82.5% during the second quarter of 2002 to 104.3% during the second quarter of 2003. This increase in noninterest expenses increased our efficiency ratio to 74.6% during the second quarter of 2003 compared to 66.1% during the second quarter of 2002 and 67.3% for the year 2002. Salaries and benefits increased $302,000, or 4.98% to $6.4 million for the second quarter of 2003 from $6.1 million for the second quarter of 2002. All other noninterest expenses increased $1.3 million, or 28.3% to $5.9 million for the second quarter of 2003 from $4.6 million for the second quarter of 2002. Other noninterest expenses increased during the second quarter of 2003 primarily as a result of expenses related to the relocation of our data processing center to our corporate headquarters, which will be completed in the fourth quarter of 2003, the sale of our branch office building in Port St.
Joe and losses on other real estate.

Our noninterest expense increased $3.4 million, or 16.3% to $23.9 million for first six months of 2003 from $20.5 million for the first six months of 2002. As a percentage of our net interest income, noninterest expenses increased from 84.2% during the first six months of 2002 to 102.8% during the first six months of 2003. This increase in noninterest expenses increased our efficiency ratio to 70.8% during the first six months of 2003 compared to 67.5% during the first six months of 2002 and 67.3% for the year 2002. Salaries and benefits increased $1.1 million, or 9.2% to $12.7 million for the first six months of 2003 from $11.6 million for the first six months of 2002. All other noninterest expenses increased $2.3 million, or 25.8% to $11.2 million for the first six months of 2003 from $8.9 million for the first six months of 2002. Other noninterest expenses increased for the first six months of 2003 primarily due to the one-time expenses referred to in the previous paragraph plus increases in professional fees and costs associated with increased mortgage activity.

Income tax expense. Our income tax expense was $940,000 for the second quarter of 2003, compared to income tax benefit of $3.8 million for the second quarter of 2002 and $2.3 million tax expense for the first six months of 2003, compared to income tax benefit of $2.7 million for the first six months of 2002. The primary difference in the effective rate and the federal statutory rate (34%) for the three and six-month periods ended June 30, 2003 is due to certain tax-exempt income from investments and insurance policies.

Provision for Loan Losses. Our provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan losses is established using an eight-point scale, with the loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. This process and the assigned risk ratings are subject to review by our internal Loan Review Department. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance required. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards Statement No. 114 ("Statement 114") to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, to determine the appropriate reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions, and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

The provision for loan losses was $725,000 for the second quarter of 2003 compared to $15.0 million for the second quarter of 2002 and $1.9 million for the first six months of 2003 compared to $16.1 million for the first six months of 2002. During the first six months of 2003, the Corporation had net-charged off loans totaling $7.0 million compared to net charged-off loans of $14.5 million in the first six months of 2002. The ratio of net charged-off loans to the provision for loan losses was 365.9% in the first six months of 2003 compared to 90.1% for the first six months of 2002 and 72.7% for the year 2002. The annualized ratio of net charged-off loans to average loans was 1.23% in the first six months of 2003 compared to 2.66% for the first six months of 2002 and 4.12% for the year 2002. The allowance for loan losses totaled $22.6 million, or 2.04% of loans, net of unearned income at June 30, 2003 compared to $27.8 million, or 2.44% of loans, net of unearned income at December 31, 2002. See "Allowance for Loan Losses" section for additional discussion.

Financial Condition

Our total assets were $1.440 billion at June 30, 2003, an increase of $34.4 million, or 2.44% from $1.406 billion as of December 31, 2002. Our average total assets for the first six months of 2003 totaled $1.434 billion, which was supported by average total liabilities of $1.354 billion and average total stockholders' equity of $80 million.

Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $11.0 million, or 16.57%, to $77.4 million at June 30, 2003 from $66.4 million at December 31, 2002. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the Federal Home Loan Bank ("FHLB"). These excess funds were attributable primarily to an increase in deposits. These deposits were invested in short-term liquid assets primarily to improve our liquidity position. At June 30, 2003, our short-term liquid assets comprised 5.4% of total assets compared to 4.7% at December 31, 2002. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Our total investment securities increased $22.5 million, or 31.6% to $95.6 million at June 30, 2003, from $73.1 million at December 31, 2002. Mortgage-backed securities, which comprised 38.2% of the total investment portfolio at June 30, 2003, increased $3.3 million, or 9.9%, to $36.5 million from $33.2 million at December 31, 2002. Investments in U.S. Treasury and agency securities, which comprised 36.6% of the total investment portfolio at June 30, 2003, increased $18.1 million, or 107.1%, to $35.0 million from $16.9 million at December 31, 2002. The total investment portfolio at June 30, 2003 comprised 7.5% of all interest-earning assets compared to 5.8% at December 31, 2002 producing an average tax equivalent yield of 5.6% for the second quarter of 2003 compared to 6.1% for the second quarter of 2002 and 5.9% for the first six months of 2003 compared to 5.8% for the first six months of 2002.

Loans, net of unearned income. Our loans, net of unearned income, totaled $1.105 billion at June 30, 2003, a decrease of 3.0%, or $34 million from $1.139 billion at December 31, 2002. Mortgage loans held for sale totaled $31.2 million at June 30, 2003, an increase of $30.4 million from $764,000 at December 31, 2002. Average loans, including mortgage loans held for sale, totaled $1.151 billion for the first six months of 2003 compared to $1.101 million for the first six months of 2002. Average loans, including mortgage loans held for sale, totaled $1.145 billion for the second quarter of 2003 compared to $1.130 billion for the second quarter of 2002. Loans, net of unearned income, comprised 86.4% of interest-earning assets at June 30, 2003, compared to 91.5% at December 31, 2002. Mortgage loans held for sale comprised 2.4% of interest-earning assets at June 30, 2003, compared to .1% at December 31, 2002. The loan portfolio produced an average yield of 6.9% for the second quarter and first six months of 2003 compared to 7.8% for the second quarter and first six months of 2002. This decline in yield was offset by basis point declines of 64 and 69 in the average cost of the funds for the second quarter and first six months of 2003, respectively, that support our loan portfolio. The following table details the distribution of our loan portfolio by category as of June 30, 2003 and December 31, 2002:

                        DISTRIBUTION OF LOANS BY CATEGORY

                                                                JUNE 30, 2003                    DECEMBER 31, 2002
                                                       -----------------------------       ----------------------------
                                                                          PERCENT                            PERCENT
                                                                             OF                                 OF
                                                          AMOUNT           TOTAL             AMOUNT           TOTAL
                                                       -----------      ------------       -----------     ------------
Commercial and industrial ........................     $   197,092              17.8%      $   213,210             18.7%
Real estate -- construction and land development .         208,187              18.8           212,818             18.7
Real estate -- mortgage
   Single-family .................................         257,029              23.2           272,899             23.9
   Commercial ....................................         329,532              29.8           317,359             27.8
   Other .........................................          40,264               3.7            38,220              3.4
Consumer .........................................          65,025               5.9            79,398              7.0
Other ............................................           8,864                .8             5,931               .5
                                                       -----------      ------------       -----------     ------------
          Total loans ............................       1,105,993             100.0%        1,139,835            100.0%
                                                                        ============                       ============
Unearned income ..................................          (1,138)                             (1,298)
Allowance for loan losses ........................         (22,555)                            (27,766)
                                                       -----------                         -----------
          Net loans ..............................     $ 1,082,300                        $  1,110,771
                                                       ===========                         ===========

Deposits. Noninterest-bearing deposits totaled $124.6 million at June 30, 2003, an increase of 4.6%, or $5.5 million from $119.1 million at December 31, 2002. Noninterest-bearing deposits comprised 11.0% of total deposits at June 30, 2003, compared to 10.8% at December 31, 2002. Of total noninterest-bearing deposits $72.0 million, or 57.8% were in our Alabama branches while $52.6 million, or 42.2% were in our Florida branches.

Interest-bearing deposits totaled $1.011 billion at June 30, 2003, an increase of 2.2%, or $21.8 million from $989 million at December 31, 2002. Interest-bearing deposits averaged $1.031 billion for the first six months of 2003 compared to $924.4 million for the first six months of 2002, an increase of $106.6 million, or 11.5%. Our average interest-bearing deposits for the second quarter of 2003 totaled $1.028 billion compared to $940.9 million for the second quarter of 2002, an increase of $87.1 million, or 9.3%.

The average rate paid on all interest-bearing deposits during the first six months of 2003 was 2.5% compared to 3.3% for the first six months of 2002 and 2.4% for the second quarter of 2003 compared to 3.1% for the second quarter of 2002. Of total interest-bearing deposits $610.1 million, or 60.3% were in the Alabama branches while $400.4 million, or 39.7% were in the Florida branches.

Borrowings. Advances from the FHLB totaled $174.0 million at June 30, 2003 and December 31, 2002. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 5.1%. These advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

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

On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of June 30, 2003, the interest rate was 5.10%.

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

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased $6.7 million from $15.6 million at December 31, 2002, to $8.9 million at June 30, 2003. This $6.7 million decline is primarily due to the repurchase of $5.3 million in loans sold with recourse during 2002.

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

The quarterly allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by the internal loan review function and senior management. Based on the assigned risk ratings, the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned risk factors.

Pursuant to Statement 114, impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price or at the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                            SIX-MONTH
                                                              PERIOD
                                                              ENDED               YEAR ENDED
                                                             JUNE 30,             DECEMBER 31,
                                                              2003                   2002
                                                           -----------            -----------
                                                                 (Dollars in thousands)
Allowance for loan losses at beginning of period.......    $    27,766            $    12,546
Allowance of (branch sold) acquired bank ..............            (92)                 1,058
Charge-offs:
  Commercial and industrial ...........................          3,071                 25,162
  Real estate -- construction and land development.....             71                  1,704
  Real estate -- mortgage
      Single-family ...................................             38                  2,608
      Commercial ......................................          3,255                  6,140
      Other ...........................................            215                    141
  Consumer ............................................            874                  2,343
                                                           -----------            -----------
          Total charge-offs ...........................          7,524                 38,098
Recoveries:
  Commercial and industrial ...........................            382                     94
  Real estate -- construction and land development.....              3                     14
  Real estate -- mortgage
      Single-family ...................................             19                     23
      Commercial ................................                   --                     --
      Other ...........................................             15                     38
  Consumer ............................................             61                    239
                                                           -----------            -----------
          Total recoveries ............................            480                    408
                                                           -----------            -----------
Net charge-offs .......................................          7,044                 37,690
Provision for loan losses .............................          1,925                 51,852
                                                           -----------            -----------
Allowance for loan losses at end of period ............    $    22,555            $    27,766
                                                           ===========            ===========
Loans at end of period, net of unearned income ........    $ 1,104,855            $ 1,138,537
Average loans, net of unearned income .................      1,150,899              1,124,977
Ratio of ending allowance to ending loans .............           2.04%                  2.44%
Ratio of net charge-offs to average loans (1) .........           1.23%                  3.35%
Net charge-offs as a percentage of:
  Provision for loan losses ...........................         365.92%                 72.69%
  Allowance for loan losses (1) .......................          62.98%                135.74%
Allowance for loan losses as a percentage
  of nonperforming loans ..............................          62.84%                105.00%

(1)Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at June 30, 2003 was 2.04% compared to 2.44% as of December 31, 2002. The allowance for loan losses as a percentage of nonperforming loans decreased to 62.8% at June 30, 2003 from 105.0% at December 31, 2002 due to the $7.04 million in net charge-off loans during the first six months 2003 on which an allowance had been previously provided. In addition, the amount of nonperforming loans increased as well. The increase in nonperforming loans primarily resulted from the amount of potential problem loans (See "Potential Problem Loans") migrating to a nonperforming status during the first six months of 2003. This migration of potential problem loans did not have a significant effect on the allowance for loan losses at June 30, 2003 because approximately $774,000 and $1.2 million of the allowance had been allocated to these loans at March 31, 2003 and December 31, 2002, respectively.

Net charge-offs were $7.04 million for the first six months of 2003. Net charge-offs to average loans on an annualized basis totaled 1.23% for the first six months of 2003. Net commercial loan charge-offs totaled $2.7 million, or 38.2% of total net charge-off loans for the first six months of 2003 compared to 66.5% of total net charge-off loans for the year 2002. Net commercial real estate loan charge-offs totaled $3.2 million, or 46.2% of total net charge-off loans for the first six months of 2003 compared to 16.3% of total net charge-off loans for the year 2002. Net consumer loan charge-offs totaled $685,000, or 9.7% of total net charge-off loans for the first six months of 2003 compared to 5.6% of total net charge-off loans for the year 2002.

The amount of past due loans 30 days or more ("past due loans"), net of nonaccrual loans, improved during the second quarter of 2003. Past due loans at June 30, 2003 totaled $13.4 million, or 1.21% of total loans, a decrease from $50.9 million, or 4.48% at March 31, 2003.

Nonperforming Loans. Nonperforming loans increased $9.5 million to $35.9 million as of June 30, 2003 from $26.4 million as of December 31, 2002. As a percentage of net loans, nonperforming loans increased from 2.32% at December 31, 2002 to 3.25% at June 30, 2003. The increase in nonperforming loans resulted primarily from the amount of potential problem loans (See "Potential Problem Loans") reported at March 31, 2003 and December 31, 2002 migrating to a nonperforming status. The following table represents our nonperforming loans for the dates indicated.

                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                      JUNE 30,  DECEMBER 31,
                                                       2003        2002
                                                      -------     -------
                                                     (Dollars in thousands)
Nonaccrual .........................................  $32,906     $24,715
Past due (contractually past due 90 days or more) ..    2,246       1,729
Restructured .......................................      743          --
                                                      -------     -------
                                                      $35,895     $26,444
                                                      =======     =======
Nonperforming loans as a percent of loans...........    3.25%        2.32%
                                                      =======     =======

The following is a summary of nonperforming loans by category for the dates shown:

                                                    JUNE 30         DECEMBER 31,
                                                     2003             2002
                                                    -------          -------
                                                     (Dollars in thousands)
Commercial and industrial ........................  $11,955          $ 9,661
Real estate -- construction and land development..    2,688            2,226
Real estate -- mortgages
     Single-family ...............................    5,536            3,672
     Commercial ..................................   13,707            8,434
     Other .......................................      723              888
Consumer .........................................    1,232            1,548
Other ............................................       54               15
                                                    -------          -------
          Total nonperforming loans ..............  $35,895          $26,444
                                                    =======          =======

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

Impaired Loans. At June 30, 2003, the recorded investment in impaired loans totaled $28.3 million with approximately $6.4 million in allowance for loan losses specifically allocated to impaired loans. This represents an increase of $1.9 million from $26.4 million at December 31, 2002. A significant portion of our impaired loans are centered in three of our bank groups; Bristol bank group
- $16.0 million, Albertville bank group - $3.1 million and Huntsville bank group
- $4.4 million. We have approximately $339,000 in commitments to lend additional funds to the borrowers whose loans are impaired.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2003:

                                                  OUTSTANDING   SPECIFIC
                                                    BALANCE    ALLOWANCE
                                                    -------     -------
                                                   (Dollars in thousands)
Commercial and industrial ........................  $11,211     $ 3,166
Real estate -- construction and land development..    2,719         558
Real estate -- mortgages
     Commercial ..................................   13,795       2,610
     Other .......................................      572          93
                                                    -------     -------
          Total ..................................  $28,297     $ 6,427
                                                    =======     =======

In addition to impaired loans, management has identified $4.0 million in potential problem loans as of June 30, 2003. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Of the $4.0 million in potential problem loans at June 30, 2003, $1.8 million or 44% are attributable to the Bristol, Florida group. Of the $1.8 million attributable to the Bristol Florida group, $1.4 million or 36% is concentrated in a single credit to a commercial customer. Overall, 20% of these potential problem loans are secured by 1-4 family residential real estate, and 40% of these potential problem loans are secured by commercial real estate and raw land. Management will work closely with these customers in an attempt to prevent these loans from migrating into nonperforming status. The bank has allocated $472,000 in loan loss reserve to absorb potential losses on these accounts.

Stockholders Equity. At June 30, 2003, total stockholders' equity was $88.4 million, an increase of $11.9 million from $76.5 million at December 31, 2002. The increase in stockholders' equity resulted primarily from net income of $5.5 million for the first six months of 2003 and $6.2 million in proceeds from the issuance of our Series A Convertible Preferred Stock. As of June 30, 2003 we had 18,013,002 shares of common stock issued and 17,641,676 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2003, there were 113,204 shares held in treasury at a cost of $684,000.

In May 2003, the Corporation received $6.2 million in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends will accrue on the liquidation value of $100 per share at the rate of LIBOR plus 5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance the Corporation can redeem the preferred stock at the following prices stated as a percent of the liquidation value: 2003 -

105%; 2004 - 104%; 2005 - 103%; 2006 - 102%; 2007 - 101%; 2008 and thereafter -
100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock can be redeemed by us at a redemption price of 106%.

On April 24, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees. Under the restricted stock agreements, the shares of restricted stock may not be sold or assigned in any manner until such shares have vested. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at a cost of $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the periods ended June 30, 2003 and 2002, we recognized $112,000 and $56,000 in restricted stock expense, respectively.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of June 30, 2003, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, we issued a $2.1 million promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our consolidated statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. We recognized compensation expense during the period ended June 30, 2003 of $55,000. The ESOP shares as of June 30, 2003, were as follows:

                                             June 30, 2003
                                              ----------
Allocated shares ........................          6,378
Estimated shares committed to be released          8,900
Unreleased shares .......................        258,122
                                              ----------
Total ESOP shares .......................        273,400
                                              ==========
Fair value of unreleased shares .........     $1,796,000
                                              ==========

Regulatory Capital.The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at June 30, 2003 (dollars in thousands):

                                                         FOR CAPITAL
                                                           ADEQUACY               TO BE WELL
                                    ACTUAL                 PURPOSES              CAPITALIZED
                              ------------------      ------------------      ------------------
                               AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                              --------     -----      --------      ----      --------     -----
Total Risk-Based Capital
      Corporation             $116,409     10.09%     $ 92,267      8.00%     $115,334     10.00%
      The Bank                 109,159      9.55        91,458      8.00       114,322     10.00
Tier 1 Risk-Based Capital
      Corporation               94,360      8.18        46,134      4.00        69,200      6.00
      The Bank                  94,645      8.28        45,729      4.00        68,593      6.00
Leverage Capital
      Corporation               94,360      6.65        56,770      4.00        70,963      5.00
      The Bank                  94,645      6.71        56,436      4.00        70,545      5.00

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q, including, among others, any statements preceded by, followed by, or which include, the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements.

These forward-looking statements are based upon and include, implicitly and explicitly, our assumptions with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, these statements involve risks and uncertainties which that subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from what is reflected in our forward-looking statements: the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; the willingness of users to substitute competitors' products and services for our products and services; the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; technological changes; changes in consumer spending and savings habits; and regulatory, legal or judicial proceedings.

If one or more of our assumptions proves incorrect or there are unanticipated changes in the factors affecting our financial performance, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

We do not intend to update our forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity" included in our Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

CEO AND CFO CERTIFICATIONS

Appearing as exhibits to this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). The Certifications are required to be made by Rule 13a - 14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this
Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

As of June 30, 2003, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon that Evaluation, our management, including our CEO and CFO have concluded that, (subject to the limitations noted below), our disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in our internal controls, (other than those discussed below), over financial reporting that occurred during the fiscal quarter ended June 30, 2003, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are a party to various legal proceedings arising in the ordinary course of business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially adversely effect our business, financial condition or results of operations. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we should prevail in each lawsuit, there can be no assurance that the outcome of any pending or future litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2003, we received $6,193,000 in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends will accrue on the liquidation value of $100 per share at the rate of LIBOR plus 5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance, we can redeem the preferred stock at the following prices stated as a percent of the liquidation value:
2003, 105%; 2004, 104%; 2005, 103%; 2006, 102%; 2007, 101%; 2008 and thereafter
100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock can be redeemed by us at a redemption price of 106%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2003, our Annual Meeting of Stockholders was held at which shares of common stock represented at the Annual Meeting were voted in favor of the directors listed below as follows:

Director                                        For                     Against          Withheld        Broker Nonvotes
--------                                        ---                     -------          --------        ---------------
1.  Peter N. DiChiara                       11,781,484                     -              366,215             -
2.  Steven C. Hays                          11,779,484                     -              368,215             -
3.  Randell E. Jones                        11,799,984                     -              367,715             -
4.  Jerry M. Smith.                         11,321,594                     -              826,105             -
5.  Michael E. Stephens                     11,781,484                     -              366,215             -
6.  Marie Swift                             11,323,094                     -              824,605             -
7.  Johnny Wallis                           11,323,094                     -              824,605             -

In addition to the directors elected at the meeting, the following individuals will continue to serve as directors until the end of their respective terms:

James R. Andrews, M.D.             Neal R. Berte, Ed. D.
David R.Carter                     W. T. Campbell, Jr.
K. Earl Durden                     John F. Gittings
Thomas E. Jernigan,Jr.             Mayer Mitchell
James Mailon Kent, Jr.             Ronald Orso, M.D.
Harold Ripps                       Larry D. Striplin, Jr.
James A. Taylor                    James A. Taylor, Jr.
T. Mandell Tillman

In addition, shares of common stock represented at the Annual Meeting were voted in favor of the ratification of Ernst & Young LLP as independent auditors as follows:

For                        Against          Abstain           Broker Nonvotes      Withheld
---                        -------          -------           ---------------      --------
11,925,924                 167,979          53,796                  -                 -

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      3 Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock of The Banc Corporation.

      31.01 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.02 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.01 Certification of principal executive officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.02 Certification of principal financial officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      We furnished a Current Report on Form 8-K dated April 15, 2003 under Item 9 Regulation FD Disclosure of Form 8-K containing as an Exhibit a press release dated April 14, 2003.

      We furnished a Current Report on Form 8-K dated April 25, 2003 under Item 9 Regulation FD Disclosure of Form 8-K containing as an Exhibit a press release dated April 24, 2003.

      We filed a Current Report on Form 8-K dated May 23, 2003 under Item 5 of Form 8-K containing as an Exhibit a press release dated May 22, 2003.

      We filed a Current Report on Form 8-K dated June 18, 2003 under Item 5 of Form 8-K containing as an Exhibit a press release dated June 18, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Banc Corporation
                                            (Registrant)

Date: August 14, 2003       By:/s/ James A. Taylor, Jr.
                               ----------------------------------------
                            James A. Taylor, Jr.
                            President and Chief Operating Officer
                            (Duly authorized officer of the registrant)

Date: August 14, 2003       By:/s/  David R. Carter
                               ----------------------------------------
                            David R. Carter
                            Executive Vice President and Chief Financial Officer
                            (Principal accounting officer of the registrant)