Form 10-Q
period 2003-09-30
BANC CORP
filed 2003-11-14
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission File number 0-25033


                              The Banc Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                           63-1201350
         ----------------------------          ---------------------------
         (State or Other Jurisdiction                (IRS Employer
              of Incorporation)                    Identification No.)

                 17 North 20th Street, Birmingham, Alabama 35203
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 326-2265
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         Yes [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of September 30, 2003
-----------------------------              ------------------------------------
Common stock, $.001 par value                          17,681,413

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2003                 2002
                                                                                 -------------        ------------
                                                                                  (UNAUDITED)
ASSETS
Cash and due from banks                                                           $    32,729         $    45,365
Interest bearing deposits in other banks                                               46,282              10,025
Federal funds sold                                                                     27,000              11,000
Investment securities available for sale                                              116,238              71,129
Investment securities held to maturity (fair value of $1,867,000 in 2002)                  --               1,996
Mortgage loans held for sale                                                           16,743                 764
Loans, net of unearned income                                                         887,396           1,138,537
Less: Allowance for loan losses                                                       (23,714)            (27,766)
                                                                                  -----------         -----------
        Net loans                                                                     863,682           1,110,771
                                                                                  -----------         -----------
Premises and equipment, net                                                            55,408              61,849
Accrued interest receivable                                                             5,100               6,876
Stock in FHLB and Federal Reserve Bank                                                 11,122              10,903
Other assets                                                                           68,442              75,136
                                                                                  -----------         -----------

        TOTAL ASSETS                                                              $ 1,242,746         $ 1,405,814
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                            $    91,459         $   119,088
   Interest-bearing                                                                   820,325             988,710
                                                                                  -----------         -----------
       TOTAL DEPOSITS                                                                 911,784           1,107,798

Advances from FHLB                                                                    173,350             173,750
Other borrowed funds                                                                    1,005               1,172
Long-term debt                                                                          1,978                  --
Guaranteed preferred beneficial interests in our
  subordinated debentures (trust preferred securities)                                 31,000              31,000
Accrued expenses and other liabilities                                                 15,313              15,553
                                                                                  -----------         -----------
        TOTAL LIABILITIES                                                           1,134,430           1,329,273

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued 62,000 at September 30, 2003                                            --                  --
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      shares issued 18,013,002 and 18,009,002, respectively;
      outstanding 17,681,413, 17,672,949 and 17,605,124, respectively                      18                  18
   Surplus - preferred                                                                  6,193                  --
           - common stock                                                              68,372              68,315
   Retained Earnings                                                                   37,363              11,571
   Accumulated other comprehensive (loss) income                                         (289)                550
   Treasury stock, at cost                                                               (529)               (808)
   Unearned ESOP stock                                                                 (2,028)             (2,153)
   Unearned restricted stock                                                             (784)               (952)
                                                                                  -----------         -----------
        TOTAL STOCKHOLDERS' EQUITY                                                    108,316              76,541
                                                                                  -----------         -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,242,746         $ 1,405,814
                                                                                  ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                                   ----------------------        -----------------------
                                                                     2003           2002           2003            2002
                                                                   -------        -------        -------        --------
INTEREST INCOME
Interest and fees on loans                                         $17,796        $21,768        $57,322        $ 64,516
Interest on investment securities
  Taxable                                                              860            742          2,400           2,157
  Exempt from Federal income tax                                         8            104            167             308
Interest on federal funds sold                                          59            114            258             270
Interest and dividends on other investments                            141            151            486             381
                                                                   -------        -------        -------        --------

   Total interest income                                            18,864         22,879         60,633          67,632

INTEREST EXPENSE
Interest on deposits                                                 5,138          7,460         18,044          22,281
Interest on other borrowed funds                                     2,223          2,171          6,629           6,452
Interest on guaranteed preferred beneficial interest in our
  subordinated debentures (trust preferred securities)                 609            626          1,840           1,902
                                                                   -------        -------        -------        --------

  Total interest expense                                             7,970         10,257         26,513          30,635
                                                                   -------        -------        -------        --------

        NET INTEREST INCOME                                         10,894         12,622         34,120          36,997

Provision for loan losses                                            9,250          2,969         11,175          19,082
                                                                   -------        -------        -------        --------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,644          9,653         22,945          17,915

NONINTEREST INCOME
Service charges and fees on deposits                                 1,481          1,660          4,760           4,541
Mortgage banking income                                              1,428            843          3,488           2,225
Gain on sale of securities                                              95            503            758             527
Gain on sale of branches                                            46,057             --         48,303              --
Other income                                                           948          1,085          2,941           2,565
                                                                   -------        -------        -------        --------

    TOTAL NONINTEREST INCOME                                        50,009          4,091         60,250           9,858

NONINTEREST EXPENSES
Salaries and employee benefits                                      10,677          6,225         23,366          17,846
Occupancy, furniture and equipment expense                           2,074          1,850          6,195           5,464
Other                                                                5,102          2,800         11,999           7,920
                                                                   -------        -------        -------        --------

    TOTAL NONINTEREST EXPENSES                                      17,853         10,875         41,560          31,230
                                                                   -------        -------        -------        --------

        Income (loss) before income taxes                           33,800          2,869         41,635          (3,457)

INCOME TAX EXPENSE (BENEFIT)                                        13,525            796         15,842          (1,909)
                                                                   -------        -------        -------        --------

        NET INCOME (LOSS)                                          $20,275        $ 2,073        $25,793        $ (1,548)
                                                                   =======        =======        =======        ========

BASIC NET INCOME (LOSS) PER SHARE                                  $  1.16        $  0.12        $  1.48        $  (0.09)
                                                                   =======        =======        =======        ========

DILUTED NET INCOME (LOSS) PER SHARE                                $  1.10        $  0.12        $  1.41        $  (0.09)
                                                                   =======        =======        =======        ========

AVERAGE COMMON SHARES OUTSTANDING                                   17,507         17,532         17,476          16,612
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION                18,461         17,861         18,244          16,612


See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                            ---------------------------
                                                                              2003              2002
                                                                            ---------         ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                            $  (5,692)        $  14,448
                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits in other banks                   (36,257)          (12,996)
   Net increase in federal funds sold                                         (16,000)          (12,000)
   Proceeds from sales of securities available for sale                        28,285            13,729
   Proceeds from maturities of securities available for sale                   49,656            32,023
   Purchases of investment securities available for sale                     (124,326)          (33,900)
   Proceeds from sale of investment securities held to maturity                 2,070                --
   Net increase in loans                                                       (8,162)          (68,388)
   Purchases of premises and equipment                                         (3,806)          (10,392)
   Net cash received in branch sales                                           36,741                --
   Net cash paid in business combination                                           --            (8,619)
   Other investing activities                                                    (219)          (15,525)
                                                                            ---------         ---------

          Net cash used by investing activities                               (72,018)         (116,068)
                                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                            57,421            84,667
   Net (decrease) increase in FHLB advances and other borrowed funds             (567)            2,959
   Proceeds received on long term debt                                          2,100                --
   Payments made on long term debt                                               (122)               --
   Proceeds from note payable                                                      --            14,000
   Principal payment on note payable                                               --           (14,000)
   Proceeds from sale of common stock                                              49            19,292
   Proceeds from sale of preferred stock                                        6,193                --
   Purchase of ESOP shares                                                         --            (1,835)
   Purchase of treasury stock                                                      --               (24)
                                                                            ---------         ---------

          Net cash provided by financing activities                            65,074           105,059
                                                                            ---------         ---------

Net (decrease) increase in cash and due from banks                            (12,636)            3,439

Cash and due from banks at beginning of period                                 45,365            31,682
                                                                            ---------         ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                    $  32,729         $  35,121
                                                                            =========         =========


See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2002. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation have been included (See Note 10). Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The statement of financial condition at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reclassification

Certain reclassifications have been made to the September 30, 2002 consolidated financial statements to conform to the September 30, 2003 presentation.

Note 2 - Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Provisions of Statement 145 that related to the rescission of Statement 4 were effective for financial statements issued by the Corporation after January 1, 2003. The adoption of Statement 145 did not have a material impact on the Corporation's financial condition or results of operations.

On January 1, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Corporation's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation beginning January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

The Corporation, as part of its ongoing business operations, issues financial guarantees through its banking subsidiary in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation and receives a fee for this guarantee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At September 30, 2003, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at September 30, 2003 was $19.6 million and represents the Corporation's maximum credit risk. At September 30, 2003, the Corporation had no significant liabilities or receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation
46). Interpretation 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities." A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses at the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Interpretation 46 does not require consolidation by transferors to qualifying special purpose entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation is evaluating the impact of applying Interpretation 46 and has not yet completed its analysis.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (Statement 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. The implementation of Statement 149 did not have a material affect on the Corporation's financial condition or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (Statement 150). This statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity. Statement 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have a material impact on the Corporation's financial condition or results of operations.

Note 3 - Business Combination and Branch Sales

On August 29, 2003, the Corporation's banking subsidiary, The Bank, sold seven branches, known as the Emerald Coast Division, serving the markets from Destin to Panama City, Florida for a $46,800,000 deposit premium. These branches had assets of approximately $234,000,000 and liabilities of $209,000,000. The Corporation realized a $46,057,000 gain on the sale.

On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke, Alabama branch, which had assets of approximately $9,800,000 and liabilities of $44,672,000. The Corporation realized a $2,246,000 gain on the sale.

On February 15, 2002, the Corporation acquired one-hundred percent (100%) of the outstanding common shares of CF Bancshares, Inc. ("CF Bancshares") in a business combination accounted for as a purchase. CF Bancshares was a unitary thrift holding company operating in the panhandle of Florida from Mexico Beach to Apalachicola. As a result of this acquisition, the Corporation expanded its market in the panhandle of Florida and increased its assets in Florida approximately $100,000,000.

 The total cost of the CF Bancshares acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,449 shares of Corporation common stock valued at $108,563. The value of common stock issued was determined based on the average of the last sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consists of goodwill. The Corporation's consolidated financial statements for the nine-month period ended September 30, 2002 include the results of operations of CF Bancshares only for the period February 15, 2002 to September 30, 2002.

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

                                              For the nine-month
                                                 period ended
                                              September 30, 2002
                                              ------------------
   Interest income                              $     68,527
   Interest expense                                   31,062
                                                ------------
       Net interest income                            37,465
   Provision for loan losses                          19,899
   Noninterest income                                 10,273
   Noninterest expense                                32,711
                                                ------------
       Loss before income taxes                       (4,872)
   Income tax benefit                                 (2,349)
                                                ------------
   Net loss                                     $     (2,523)
                                                ============

   Basic and diluted net loss per common
     share                                      $       (.15)
                                                ============

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

                                               Alabama              Florida
                                                Region               Region             Combined
                                             ------------         ------------         ------------
Three months ended September 30, 2003
      Net interest income                    $      6,045         $      4,849         $     10,894
      Provision for loan losses                     6,490                2,760                9,250
      Noninterest income                            3,333                  619                3,952
      Gain on sale of branches                         --               46,057               46,057
      Noninterest expense(1)                       13,805                4,048               17,853
      Income tax expense (benefit)                 (4,362)              17,887               13,525
         Net income (loss)                         (6,555)              26,830               20,275
      Total assets                                945,440              297,306            1,242,746

Three months ended September 30, 2002
      Net interest income                    $      7,020         $      5,602         $     12,622
      Provision for loan losses                     2,066                  903                2,969
      Noninterest income                            3,248                  843                4,091
      Noninterest expense(1)                        7,744                3,131               10,875
      Income tax expense(benefit)                   1,171                 (375)                 796
         Net income(loss)                            (713)               2,786                2,073
      Total assets                                934,639              469,956            1,404,595

Nine months ended September 30, 2003
      Net interest income                    $     18,870         $     15,250         $     34,120
      Provision for loan losses                     7,321                3,854               11,175
      Noninterest income                            9,680                2,267               11,947
      Gain on sale of branches                      2,246               46,057               48,303
      Noninterest expense(1)                       29,782               11,778               41,560
      Income tax expense(benefit)                  (2,376)              18,218               15,842
         Net income                                (3,931)              29,724               25,793

Nine months ended September 30, 2002
      Net interest income                    $     20,833         $     16,164         $     36,997
      Provision for loan losses                     4,392               14,690               19,082
      Noninterest income                            7,623                2,235                9,858
      Noninterest expense(1)                       21,582                9,648               31,230
      Income tax expense(benefit)                   1,885               (3,794)              (1,909)
         Net income(loss)                             597               (2,145)              (1,548)

(1) Noninterest expense for the Alabama region includes all expenses for the corporate holding company, which have not been prorated to the Florida region.

Note 5 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                        Three Months Ended                Nine Months Ended
                                                                            September 30                      September 30
                                                                     --------------------------        --------------------------
                                                                       2003             2002             2003             2002
                                                                     ---------        ---------        ---------        ---------
          Numerator:
               For basic and diluted, net income (loss)              $  20,275        $   2,073        $  25,793        $  (1,548)

          Denominator:
               For basic, weighted average common shares
                   outstanding                                          17,507           17,532           17,476           16,612
               Effect of dilutive stock options,
                   restricted stock and convertible preferred              954              329              768               --
                                                                     ---------        ---------        ---------        ---------

          Average diluted common shares outstanding                     18,461           17,861           18,244           16,612
                                                                     =========        =========        =========        =========

          Basic net income (loss) per share                          $    1.16        $     .12        $    1.48        $    (.09)
                                                                     =========        =========        =========        =========

          Diluted net income (loss) per share                        $    1.10        $     .12        $    1.41        $    (.09)
                                                                     =========        =========        =========        =========


Note 6 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $19,630,000 and $24,953,000, respectively, for the three and nine-month periods ended September 30, 2003, and $2,240,000 and $(637,000) respectively, for the three and nine-month periods ended September 30, 2002. Total comprehensive income (loss) consists of net income
(loss) and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

Note 7 - Income Taxes

The primary difference between the effective tax rate and the federal statutory rate in 2003 and 2002 is certain tax-exempt income.

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

On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by the Corporation, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. The proceeds were used to purchase an equal principal amount of variable rate subordinated debentures of the Corporation. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of September 30, 2003, the interest rate on these securities had repriced to 4.90%.

The Corporation has fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in our subordinated debentures." The sole assets of TBC Capital II and TBC Capital III are the subordinated debentures issued by the Corporation. The preferred securities of TBC Capital II and TBC Capital III and the subordinated debentures of the Corporation each have 30-year lives. However, the Corporation and TBC Capital II and TBC Capital III have call options beginning five years after issuance, with a premium through ten years and call options at par after ten years subject to regulatory approval or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

Note 9 - Stockholders' Equity

In May 2003, the Corporation received $6,193,000 in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends will accrue on the liquidation value of $100 per share at the rate of LIBOR plus 5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance the Corporation can redeem the preferred stock at the following prices stated as a percentage of the liquidation value: 2003 - 105%; 2004 - 104%; 2005 - 103%; 2006
- 102%; 2007, 101% - 2008 and thereafter - 100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock may be redeemed by the Corporation at a redemption price of 106%.

In September 2000, the Corporation's board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2003, there were 83,942 shares held in treasury at a cost of $529,000.

During March 2002, the Corporation received $19.3 million in proceeds, net of $1.8 million underwriting discount and other costs, from the sale of 3,450,000 shares of common stock in a secondary offering priced at $6.125 per share. The Corporation used $14.0 million of these proceeds to repay debt incurred in the acquisition of CF Bancshares.

On April 24, 2002, the Corporation issued 157,000 shares of restricted common stock to certain key employees and directors. Under the restricted stock agreements, the shares of restricted stock may not be sold or assigned in any manner until such shares have vested. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at a cost of $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock," in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the periods ended September 30, 2003 and 2002, the Corporation recognized $168,000 and $112,000, respectively, in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who have attained the age of twenty-one and have completed a year of service. As of September 30, 2003, the ESOP has been internally leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, the Corporation completed a $2.1 million promissory note to reimburse for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which is classified as long-term debt on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the ratio of an employee's eligible compensation to total compensation of all participants. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the periods ended September 30, 2003 and 2002, was $101,000 and $21,000, respectively. The ESOP shares as of September 30, 2003 were as follows:

                                                       September 30, 2003
                                                       ------------------
          Allocated shares                                      6,378
          Estimated shares committed to be released            15,575
          Unreleased shares                                   251,447
                                                           ----------
          Total ESOP shares                                   273,400
                                                           ==========

          Fair value of unreleased shares                  $1,888,000
                                                           ==========

The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 1,500,000 shares of the Corporation's common stock. The compensation committee of the Board determines the terms of the restricted stock and options granted.

All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the succeeding anniversaries of the grant date.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees"(APB Opinion 25). The Corporation has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows (in thousands except earnings per share information):


                                                For the three-months ended        For the nine-months ended
                                              ------------------------------    ------------------------------
                                              September 30,    September 30,    September 30,    September 30,
                                                  2003             2002             2003             2002
                                              -------------    -------------    -------------    -------------
Net income (loss):
    As reported                                 $  20,275        $   2,073        $  25,793        $  (1,548)
    Pro forma                                      20,091            1,857           25,246           (2,092)
Earnings (loss) per common share:
    As reported                                 $    1.16        $     .12        $    1.48        $    (.09)
    Pro forma                                        1.15              .11             1.44             (.13)
Diluted earnings (loss)per common share:
    As reported                                 $    1.10        $     .12        $    1.41        $    (.09)
    Pro forma                                        1.09              .10             1.38             (.12)


The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:


                                                                September 30
                                                             2003          2002
                                                             ----          ----
             Risk free interest rate                         3.94%         3.63%
             Volatility factor                                .33           .31
             Weighted average life of options                3.50          4.50
             Dividend yield                                  0.00          0.00

Note 10 - Deferred Compensation and Discretionary Bonuses

In September 2003, the federal bank regulatory agencies published a formal position regarding the accounting treatment for certain indexed retirement plans sponsored by banks. The Corporation has such plans that were established for the benefit of certain directors and executive officers by the Corporation in the years 1998, 1999 and 2002. Generally, the plans provide a retirement benefit that is divided into a primary and secondary benefit. The primary benefit represents the cumulative amount of excess earnings over the amount of estimated opportunity cost from a related life insurance asset through the participants' retirement date. This amount will be paid to the participant in equal installments ranging from 10 - 15 years. The secondary benefit results from the continuing excess earnings on the life insurance assets, if any, over the opportunity cost and will be paid to the participant after retirement for periods ranging from 10 years to the duration of the participant's life.

In accordance with APB opinion No. 12, as amended by FASB Statement No. 106, the secondary benefit represents a postretirement benefit that should be estimated and accrued over the participant's service period until the participant reaches full eligibility. In prior periods, the Corporation has only accrued the estimated primary benefit liability in its financial statements. The secondary benefit was not accrued because the benefit is not guaranteed and there is a high degree of uncertainty regarding the ultimate health of the participant, future performance of the insurance policies and the Corporation's opportunity rates.

The Corporation has estimated and accrued the present value of the future benefits that are expected to be paid. As of September 30, 2003, and for the three-month period then ended, the Corporation accrued an additional deferred compensation liability of approximately $1.9 million before tax and $1.2 million after tax related to the fiscal years 1998 through 2002. This amount was considered by management and the Corporation's audit committee to be immaterial to the current and prior period financial statements; therefore, no restatement of prior periods was necessary.

The Corporation accrued $1.9 million during the quarter ended September 30, 2003 related to discretionary bonuses for all employees of the Corporation and its subsidiary. The bonuses were approved by the compensation committee of the board of directors on September 30, 2003 in recognition of the efforts of the Corporation's personnel in returning the Corporation to well-capitalized status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of our September 30, 2003 consolidated financial condition and results of operations for the three and nine-month periods ended September 30, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in our Annual Report on Form 10-K for the year ended December 31, 2002.

Financial Overview

On August 29, 2003, our banking subsidiary, The Bank, sold seven branches, known as the Emerald Coast Division, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. These branches had assets, primarily loans, of approximately $234 million and liabilities, primarily deposits, of $209 million. We realized a pretax gain of $46.1 million and after-tax gain of $28 million on the sale.

Total assets were $1.243 billion at September 30, 2003, a decrease of $163 million, or 11.6% from $1.406 billion as of December 31, 2002. Total loans, net of unearned income were $887 million at September 30, 2003, a decrease of $252 million, or 22.1% from $1.139 billion as of December 31, 2002. Total deposits were $912 million at September 30, 2003, a decrease of $196 million, or 17.7% from $1.108 billion as of December 31, 2002. Total stockholders' equity was $108 million at September 30, 2003, an increase of $32 million, or 41.5% from $77 million as of December 31, 2002.

Results of Operations

Our net income for the three-month period ended September 30, 2003 (third quarter of 2003) was $20.3 million compared to net income of $2.1 million for the three-month period ended September 30, 2002 (third quarter of 2002), an increase of $18.2 million. Our basic and diluted net income per share was $1.16 and $1.10, respectively for the third quarter of 2003 compared to $.12 per share for the third quarter of 2002.

Our net income for the nine-month period ended September 30, 2003 (first nine months of 2003) was $25.8 million compared to a net loss of $1.5 million for the nine-month period ended September 30, 2002 (first nine months of 2002). Our basic net income per share was $1.48 and diluted net income per share was $1.41 for the first nine months of 2003 compared to a net loss per share of $(.09) per share for the first nine months of 2002. Our return on average assets, on an annualized basis, was 2.44% for the first nine months of 2003 compared to (.15) % for the first nine months of 2002. Our return on average stockholders' equity, on an annualized basis, was 40.44% for the first nine months of 2003 compared to (2.27) % for the first nine months of 2002. Our book value per common share at September 30, 2003 was $5.78 compared to $4.35 as of December 31, 2002, and our tangible book value per common share at September 30, 2003 was $5.06 compared to $3.59 as of December 31, 2002.

The growth in our net income during the third quarter of 2003 compared to the third quarter of 2002 is the result of a $46.1 million gain on the sale of branches offset by an increase in loan loss provision and noninterest expenses. Provision for loan losses increased $6.3 million, or 211.6% from $3.0 million in the third quarter of 2002 to $9.3 million in the third quarter of 2003. Noninterest expense increased $7.0 million, or 64.2% from $10.9 million in the third quarter of 2002 to $17.9 million in the third quarter of 2003.

The growth in our net income during the first nine months of 2003 compared to the first nine months of 2002 is the result of a $48.3 million gain on the sale of branches and a decrease in loan loss provision, which was offset by an increase in noninterest expenses. Provision for loan losses decreased $7.9 million, or 41.4% from $19.1 million in the first nine months of 2002 to $11.2 million in the first nine months of 2003. Noninterest income, exclusive of the branch sales, increased $2.0 million, or 21.1% from $9.9 million in the first nine months of 2002 to $11.9 million in the first nine months of 2003. Noninterest expense increased $10.3 million, or 33.1% from $31.2 million in the first nine months of 2002 to $41.5 million in the first nine months of 2003.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $1.7 million, or 13.7% to $10.9 million for the third quarter of 2003 from $12.6 million for the third quarter of 2002. The decrease in net interest income was primarily due to a $4.0 million, or 17.5% decrease in total interest income offset by a $2.3 million, or 22.3% decrease in total interest expense. The decline in total interest income is primarily attributable to a decline in our yield on loans which is the result of declining market interest rates, significant charged off loans and a high level of nonperforming loans. Also, approximately $1.2 million is attributable to a decline in the average volume of loans which is primarily the result of our branch sales and charged off loans.

The decline in total interest expense is primarily attributable to a 75-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.78% for the third quarter of 2003 compared to 2.93% for the third quarter of 2002. Our net interest spread and net interest margin were 3.34% and 3.53%, respectively, for the third quarter of 2003, compared to 3.80% and 4.00% for the third quarter of 2002.

Our average interest-earning assets for the third quarter of 2003 decreased $34 million, or 2.7% to $1.223 billion from $1.257 billion in the third quarter of 2002. This decline in our average interest-earning assets was primarily attributable to an $80 million, or 7.0% decrease in our average loans which were offset by an average increase in investments of $46 million during the third quarter of 2003. The increase in investments was funded primarily by proceeds from the sale of branches. Our ratio of average interest-earning assets to average interest-bearing liabilities was 107.4% and 106.2% for the third quarters of 2003 and 2002, respectively. Our average interest-bearing assets produced a tax equivalent yield of 6.12% for the third quarter of 2003 compared to 7.24% for the third quarter of 2002. The 112-basis point decline in the yield was partially offset by a 66-basis point decline in the average rate paid on interest-bearing liabilities.

Net interest income decreased $2.9 million, or 7.8% to $34.1 million for the first nine months of 2003 from $37.0 million for the first nine months of 2002. The decrease in net interest income was primarily due to a $7.0 million, or 10.4% decrease in total interest income offset by a $4.1 million, or 13.5% decrease in total interest expense. The decline in total interest income is primarily attributable to a decline in our yield on loans which is the result of declining market interest rates, significant charged off loans and a high level of nonperforming loans.

The decline in total interest expense is primarily attributable to a 65-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.94% for the first nine months of 2003 compared to 3.62% for the first nine months of 2002. Our net interest spread and net interest margin were 3.43% and 3.59%, respectively, for the first nine months of 2003, compared to 3.85% and 4.09%, respectively, for the first nine months of 2002.

Our average interest-earning assets for the first nine months of 2003 increased $61 million, or 5.0% to $1.275 billion from $1.214 billion in the first nine months of 2002. This growth in our average interest-earning assets was funded by a $72 million, or 6.4% increase in our average interest-bearing liabilities to $1.205 billion for the first nine months of 2003 from $1.133 million for the first nine months of 2002. The ratio of our average interest-earning assets to average interest-bearing liabilities was 105.8% and 107.2% for the first nine months of 2003 and 2002, respectively. Our average interest-bearing assets produced a tax equivalent yield of 6.37% for the first nine months of 2003 compared to 7.47% for the first nine months of 2002. The 110-basis point decline in the yield was offset by a 68-basis point decline in the average rate paid on interest-bearing liabilities.

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

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------
                                                                      2003                                  2002
                                                      ---------------------------------     ---------------------------------
                                                       AVERAGE       INCOME/     YIELD/      AVERAGE       INCOME/     YIELD/
                                                       BALANCE       EXPENSE     RATE        BALANCE       EXPENSE      RATE
                                                      ----------     -------     -----      ----------     -------     -----
                                                                               (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1) ..............     $1,063,686     $17,796      6.64%     $1,144,101     $21,768      7.55%
  Investment securities
    Taxable .....................................         74,248         860      4.60          56,819         742      5.18
    Tax-exempt(2) ...............................            841          12      5.72           8,646         158      7.23
                                                      ----------     -------                ----------     -------
        Total investment securities .............         75,089         872      4.61          65,465         900      5.45
    Federal funds sold ..........................         24,576          59      0.95          26,223         114      1.72
    Other investments ...........................         59,964         141      0.93          21,399         151      2.80
                                                      ----------     -------                ----------     -------
        Total interest-earning assets ...........      1,223,315      18,868      6.12       1,257,188      22,933      7.24


Noninterest-earning assets:
  Cash and due from banks .......................         35,743                                30,540
  Premises and equipment ........................         58,646                                58,412
  Accrued interest and other assets .............         70,159                                65,745
  Allowance for loan losses .....................        (23,303)                              (16,215)
                                                      ----------                            ----------
        Total assets ............................     $1,364,560                            $1,395,670
                                                      ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits ...............................     $  288,251         653      0.90      $  275,506         780      1.12
  Savings deposits ..............................         34,943          18      0.20          35,978          68      0.75
  Time deposits .................................        609,983       4,466      2.90         688,281       6,612      3.81
  Other borrowings ..............................        174,630       2,223      5.05         152,766       2,171      5.64
  Guaranteed preferred beneficial
   interest in our subordinated debentures ......         31,000         610      7.81          31,000         626      8.10
                                                      ----------     -------                ----------     -------
        Total interest-bearing liabilities ......      1,138,807       7,970      2.78       1,183,531      10,257      3.44
Noninterest-bearing liabilities:
  Demand deposits ...............................        113,203                               110,274
  Accrued interest and other liabilities ........         15,509                                 7,972
  Stockholders' equity ..........................         97,041                                93,893
                                                      ----------                            ----------
        Total liabilities and
          stockholders' equity ..................     $1,364,560                            $1,395,670
                                                      ==========                            ==========
Net interest income/net interest
  spread ........................................                     10,898      3.34%                     12,676      3.80%
                                                                                 =====                                 =====
Net yield on earning assets .....................                                 3.53%                                 4.00%
                                                                                 =====                                 =====
Taxable equivalent adjustment:

  Investment securities(2) ......................                          4                                    54
                                                                     -------                               -------
        Net interest income .....................                    $10,894                               $12,622
                                                                     =======                               =======



(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended September 30, 2003 and 2002.

                                                                      THREE MONTHS ENDED SEPTEMBER 30(1)
                                                                                 2003 VS 2002
                                                                     ------------------------------------
                                                                                      CHANGES DUE TO
                                                                     INCREASE      ----------------------
                                                                    (DECREASE)       RATE         VOLUME
                                                                     --------      --------      --------
                                                                             (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans ................................     $ (3,972)     $ (2,509)     $ (1,463)
     Interest on securities:
          Taxable ..............................................          118           (89)          207
          Tax-exempt ...........................................         (146)          (28)         (118)
     Interest on federal funds .................................          (55)          (48)           (7)
     Interest on other investments .............................          (10)         (148)          138
                                                                     --------      --------      --------
          Total interest income ................................       (4,065)       (2,822)       (1,243)
                                                                     --------      --------      --------
Expense from interest-bearing liabilities:
  Interest on demand deposits ..................................         (127)         (160)           33
  Interest on savings deposits .................................          (50)          (48)           (2)
  Interest on time deposits ....................................       (2,146)       (1,454)         (692)
  Interest on other borrowings .................................           52          (238)          290
  Interest on guaranteed preferred beneficial interest
   in our subordinated debentures ..............................          (16)          (16)           --
                                                                     --------      --------      --------
          Total interest expense ...............................       (2,287)       (1,916)         (371)
                                                                     --------      --------      --------
          Net interest income ..................................     $ (1,778)     $   (906)     $   (872)
                                                                     ========      ========      ========

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

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------
                                                                      2003                                  2002
                                                      ---------------------------------     ---------------------------------
                                                       AVERAGE       INCOME/     YIELD/      AVERAGE       INCOME/     YIELD/
                                                       BALANCE       EXPENSE     RATE        BALANCE       EXPENSE      RATE
                                                      ----------     -------     -----      ----------     -------     -----
                                                                               (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1) ..............     $1,121,508     $57,322      6.83%     $1,116,288     $64,516      7.73%
  Investment securities
    Taxable .....................................         60,877       2,400      5.27          53,972       2,157      5.34
    Tax-exempt(2) ...............................          5,029         253      6.73           8,353         467      7.47
                                                      ----------     -------                ----------     -------
        Total investment securities .............         65,906       2,653      5.38          62,325       2,624      5.63
    Federal funds sold ..........................         30,755         258      1.12          20,949         270      1.72
    Other investments ...........................         56,444         486      1.15          14,405         381      3.54
                                                      ----------     -------                ----------     -------
        Total interest-earning assets ...........      1,274,613      60,719      6.37       1,213,967      67,791      7.47
Noninterest-earning assets:
  Cash and due from banks .......................         35,793                                30,852
  Premises and equipment ........................         60,945                                54,381
  Accrued interest and other assets .............         72,085                                51,839
  Allowance for loan losses .....................        (29,916)                              (14,320)
                                                      ----------                            ----------
        Total assets ............................     $1,413,520                            $1,336,719
                                                      ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits ...............................     $  292,725       2,060      0.94      $  277,248       2,638      1.27
  Savings deposits ..............................         35,461          87      0.33          36,870         193      0.70
  Time deposits .................................        671,159      15,896      3.17         636,115      19,450      4.09
  Other borrowings ..............................        174,728       6,629      5.07         151,607       6,452      5.69
  Guaranteed preferred beneficial
    interest in our subordinated debentures .....         31,000       1,841      7.94          31,000       1,902      8.20
                                                      ----------     -------                ----------     -------
        Total interest-bearing liabilities ......      1,205,073      26,513      2.94       1,132,840      30,635      3.62

Noninterest-bearing liabilities:
  Demand deposits ...............................        111,247                               105,352
  Accrued interest and other  liabilities .......         11,924                                 7,515
  Stockholders' equity ..........................         85,276                                91,012
                                                      ----------                            ----------
        Total liabilities and
          stockholders' equity ..................     $1,413,520                            $1,336,719
                                                      ==========                            ==========

Net interest income/net interest
  spread ........................................                     34,206      3.43%                     37,156      3.85%
                                                                                 =====                                 =====
Net yield on earning assets .....................                                 3.59%                                 4.09%
                                                                                 =====                                 =====
Taxable equivalent adjustment:
  Investment securities(2) ......................                         86                                   159
                                                                     -------                               -------
        Net interest income .....................                    $34,120                               $36,997
                                                                     =======                               =======

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

         The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2003 and 2002.


                                                                     NINE MONTHS ENDED SEPTEMBER 30(1)
                                                                               2003 VS 2002
                                                                    -----------------------------------
                                                                                     CHANGES DUE TO
                                                                     INCREASE     ---------------------
                                                                    (DECREASE)      RATE        VOLUME
                                                                     --------     --------     --------
                                                                          (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans ................................     $(7,194)     $(7,301)     $   107
     Interest on securities:
          Taxable ..............................................         243          (11)         254
          Tax-exempt ...........................................        (214)         (44)        (171)
     Interest on federal funds .................................         (12)         (77)          65
     Interest on other investments .............................         105         (258)         363
                                                                     -------      -------      -------
          Total interest income ................................      (7,072)      (7,691)         618
                                                                     -------      -------      -------
Expense from interest-bearing liabilities:
  Interest on demand deposits ..................................        (578)        (636)          58
  Interest on savings deposits .................................        (106)         (99)          (7)
  Interest on time deposits ....................................      (3,554)      (3,997)         443
  Interest on other borrowings .................................         177         (470)         647
  Interest on guaranteed preferred beneficial interest
   in our subordinated debentures ..............................         (61)         (61)          --
                                                                     -------      -------      -------
          Total interest expense ...............................      (4,122)      (5,263)       1,141
                                                                     -------      -------      -------
          Net interest income ..................................     $(2,950)     $(2,428)     $  (523)
                                                                     =======      =======      =======

----------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Our noninterest income decreased $139,000, or 3.4% to $4.0 million, exclusive of a $46.1 million gain on the sale of branches, for the third quarter of 2003 from $4.1 million for the third quarter of 2002, primarily due to a decline in gains on sales of securities. Our service charges on deposits decreased $179,000, or 10.8% to $1.5 million in the third quarter of 2003 from $1.7 million in the third quarter of 2002 primarily due to the sale of the Emerald Coast branches. Our mortgage banking income increased $585,000, or 69.4% to $1.4 million in the third quarter of 2003 from $843,000 in the third quarter of 2002. Our gains on sales of securities decreased $408,000 to $95,000 in the third quarter of 2003 from $503,000 in the third quarter of 2002.

Our noninterest income increased $2.1 million, or 21.2% to $11.9 million, exclusive of a $48.3 million gain on branch sales, for the first nine months of 2003 from $9.8 million for the first nine months of 2002. Our mortgage banking income increased $1.3 million, or 56.8% to $3.5 million in the first nine months of 2003 from $2.2 million in the first nine months of 2002. Our gains on sales of securities increased $231,000 to $758,000 in the first nine months of 2003 from $527,000 in the first nine months of 2002.

Noninterest expense. Our noninterest expense increased $7.0 million, or 64.2% to $17.9 million for third quarter of 2003 from $10.9 million for the third quarter of 2002. Salaries and benefits increased $4.5 million, or 71.5% to $10.7 million for the third quarter of 2003 from $6.2 million for the third quarter of 2002. In addition to normal merit raises, the increase in salaries and benefits relates primarily to the accrual of employee bonuses of $1.9 million and a $1.9 million liability adjustment related to certain deferred compensation plans (See
Note 10 to the consolidated financial statements). All other noninterest expenses increased $2.5 million, or 54.3% to $7.0 million for the third quarter of 2003 from $4.5 million for the third quarter of 2002. Other noninterest expenses increased during the third quarter of 2003 primarily as a result of an increase in our FDIC premiums, a loss on the sale of our Huntsville branch building, an increase in professional fees and losses on other real estate.

Our bank subsidiary was assessed a $750,000 quarterly FDIC deposit insurance premium for the third quarter of 2003 which increased to $880,000 for the fourth quarter of 2003. We appealed this assessment and are awaiting word from the FDIC in Washington, D.C. about that appeal. We believe that this increased premium will not be assessed in the future, beginning with the first quarter of 2004, regardless of the outcome of the appeal of the assessment for the third and fourth quarters of 2003. Our premium for the first and second quarters of 2003 was $45,000 per quarter.

In connection with the sale of our Emerald Coast branches our employee count was reduced by approximately 70. We instituted other staff reductions of approximately 37 employees that were completed in October, reducing the overall staff from 473 employees to 366 employees as of October 31, 2003. The staff reductions were in the areas of tellers, processors and other administrative support. During this same period, we increased staff in the centralized risk management areas of Loan Administration Services, Internal Audit, Special Assets, Compliance and Security. We expect the reductions in staff will reduce our salary and benefit expenses approximately $1.0 million to $1.5 million in 2004.

Our noninterest expense increased $10.3 million, or 33.1% to $41.6 million for first nine months of 2003 from $31.2 million for the first nine months of 2002. Salaries and benefits increased $5.5 million, or 30.9% to $23.4 million for the first nine months of 2003 from $17.9 million for the first nine months of 2002. In addition to normal merit raises, the increase in salaries and benefits relates primarily to the accrual in the third quarter of employee bonuses of $1.9 million and a $1.9 million liability adjustment related to certain deferred compensation plans (See Note 10 to the consolidated financial statements). All other noninterest expenses increased $4.8 million, or 35.9% to $18.2 million for the first nine months of 2003 from $13.4 million for the first nine months of 2002. Other noninterest expenses increased for the first nine months of 2003 primarily due to the expenses referred to in the previous paragraph plus one-time expenses related to the relocation of our data processing center to our corporate headquarters, the sale of our branch office building in Port St. Joe and costs associated with increased mortgage activity.

Income tax expense. Our income tax expense was $13.5 million for the third quarter of 2003, compared to $796,000 for the third quarter of 2002 and $15.8 million for the first nine months of 2003, compared to an income tax benefit of $1.9 million for the first nine months of 2002. There was no significant difference in our effective tax rate and the federal statutory rate (35%) and state tax rates (5% to 6.5%) for the three and nine-month periods ended September 30, 2003.

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

Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

The provision for loan losses was $9.3 million for the third quarter of 2003 compared to $3.0 million for the third quarter of 2002 and $11.2 million for the first nine months of 2003 compared to $19.1 million for the first nine months of 2002. During the first nine months of 2003, we had net charged-off loans totaling $15.1 million compared to net charged-off loans of $15.5 million in the first nine months of 2002. The ratio of net charged-off loans to the provision for loan losses was 135.4% in the first nine months of 2003 compared to 81.0% for the first nine months of 2002 and 72.7% for the year 2002. The annualized ratio of net charged-off loans to average loans was 1.80% in the first nine months of 2003 compared to 1.85% for the first nine months of 2002 and 3.35% for the year 2002. The allowance for loan losses totaled $23.7 million, or 2.67% of loans, net of unearned income at September 30, 2003 compared to $27.8 million, or 2.44% of loans, net of unearned income at December 31, 2002. See "Allowance for Loan Losses" section for additional discussion.

Financial Condition

Our total assets were $1.243 billion at September 30, 2003, a decrease of $163 million, or 11.6% from $1.406 billion as of December 31, 2002. Our average total assets for the first nine months of 2003 were $1.414 billion, which was supported by average total liabilities of $1.328 billion and average total stockholders' equity of $86 million. On August 29, 2003, our banking subsidiary, The Bank, sold seven branches, known as the Emerald Coast Division, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. These branches had assets, primarily loans, of approximately $234 million and liabilities, primarily deposits, of $209 million; we realized a pretax gain of $46 million and after-tax gain of $28 million on the sale.

Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $39.6 million, or 59.7% to $106.0 million at September 30, 2003 from $66.4 million at December 31, 2002. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the Federal Home Loan Bank ("FHLB"). These excess funds are attributable to proceeds we received from the sale of branches in the third quarter. These funds were invested in short-term liquid assets to improve our liquidity position and may be used to fund future loan growth. At September 30, 2003, our short-term liquid assets comprised 8.5% of total assets compared to 4.7% at December 31, 2002. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Our total investment securities increased $45.1 million, or 63.4% to $116.2 million at September 30, 2003, from $73.1 million at December 31, 2002. Mortgage-backed securities, which comprised 24.4% of the total investment portfolio at September 30, 2003, decreased $4.8 million, or 14.5% to $28.4 million from $33.2 million at December 31, 2002. Investments in U.S. Treasury and agency securities, which comprised 55.5% of the total investment portfolio at September 30, 2003, increased $46.4 million, or 274.6% to $64.5 million from $16.9 million at December 31, 2002. The total investment portfolio at September 30, 2003 comprised 10.5% of all interest-earning assets compared to 5.8% at December 31, 2002 producing an average tax equivalent yield of 4.6% for the third quarter of 2003 compared to 5.5% for the third quarter of 2002 and 5.4% for the first nine months of 2003 compared to 5.6% for the first nine months of 2002.

Loans, net of unearned income. Our loans, net of unearned income, totaled $887 million at September 30, 2003, a decrease of 22.1%, or $252 million from $1.139 billion at December 31, 2002. This decrease is due primarily to the sale of the Emerald Coast branches in the third quarter. Mortgage loans held for sale totaled $16.7 million at September 30, 2003, an increase of $16.0 million from $764,000 at December 31, 2002. Average loans, including mortgage loans held for sale, totaled $1.121 billion for the first nine months of 2003 compared to $1.116 billion for the first nine months of 2002. Average loans, including mortgage loans held for sale, totaled $1.064 billion for the third quarter of 2003 compared to $1.144 billion for the third quarter of 2002. Loans, net of unearned income, comprised 80.3% of interest-earning assets at September 30, 2003, compared to 91.5% at December 31, 2002. Mortgage loans held for sale comprised 1.5% of interest-earning assets at September 30, 2003, compared to .1% at December 31, 2002. The loan portfolio produced an average yield of 6.6% and 6.8% for the third quarter and first nine months of 2003, respectively, compared to 7.6% and 7.7% for the third quarter and first nine months of 2002, respectively. This decline in yield was offset by basis point declines of 66 and 68 in the average cost of funds for the third quarter and first nine months of 2003, respectively. The following table details the distribution of our loan portfolio by category as of September 30, 2003 and December 31, 2002:

                        DISTRIBUTION OF LOANS BY CATEGORY

                                                                  SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                                 ---------------------     ---------------------
                                                                                PERCENT                   PERCENT
                                                                                  OF                         OF
                                                                  AMOUNT         TOTAL       AMOUNT        TOTAL
                                                                 ---------      -------    ----------     -------
Commercial and industrial ...............................        $ 161,546        18.2%    $  213,210       18.7%
Real estate -- construction and land development ........          142,083        16.0        212,818       18.7
Real estate -- mortgage
   Single-family ........................................          229,930        25.9        272,899       23.9
   Commercial ...........................................          259,748        29.3        317,359       27.8
   Other ................................................           34,655         3.9         38,220        3.4
Consumer ................................................           51,602         5.8         79,398        7.0
Other ...................................................            8,614          .9          5,931         .5
                                                                 ---------      ------     ----------     ------
          Total loans ...................................          888,178       100.0%     1,139,835      100.0%
                                                                                ======                    ======
Unearned income .........................................             (782)                    (1,298)
Allowance for loan losses ...............................          (23,714)                   (27,766)
                                                                 ---------                 ----------
          Net loans .....................................        $ 863,682                 $1,110,771
                                                                 =========                 ==========

Deposits. Noninterest-bearing deposits totaled $91.5 million at September 30, 2003, a decrease of 23.2%, or $27.6 million from $119.1 million at December 31, 2002. Exclusive of the sale of the Emerald Coast branches, noninterest-bearing deposits decreased $711,000. Noninterest-bearing deposits comprised 10.0% of total deposits at September 30, 2003, compared to 10.8% at December 31, 2002. $69.1 million, or 75.5% of total noninterest-bearing deposits were in our Alabama branches while $22.4 million, or 24.5% were in our Florida branches.

Interest-bearing deposits totaled $820 million at September 30, 2003, a decrease of 17.0%, or $169 million from $989 million at December 31, 2002. Exclusive of the sale of our Emerald Coast branches, interest-bearing deposits increased $11,000. Interest-bearing deposits averaged $999 million for the first nine months of 2003 compared to $950 million for the first nine months of 2002, an increase of $49 million, or 5.2%. Our average interest-bearing deposits for the third quarter of 2003 totaled $933 million compared to $999 million for the third quarter of 2002, a decrease of $66 million, or 6.6%.

The average rate paid on all interest-bearing deposits during the first nine months of 2003 was 2.4% compared to 3.1% for the first nine months of 2002 and 2.2% for the third quarter of 2003 compared to 2.9% for the third quarter of 2002. Of total interest-bearing deposits, $602 million, or 73.4% were in the Alabama branches while $218 million, or 26.6% were in the Florida branches.

Borrowings. Advances from the FHLB totaled $173.40 million at September 30, 2003 and $173.8 million at December 31, 2002. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 5.1%. These advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

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

On July 16, 2001, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust established by us, received $16,000,000 in proceeds in exchange for $16,000,000 principal amount of TBC Capital III's variable rate cumulative trust preferred securities in a pooled trust preferred private placement. TBC Capital III used the proceeds to purchase an equal principal amount of our variable rate subordinated debentures. The stated interest rate is the six-month LIBOR plus 375 basis points. The interest rate on the securities reprices every six months and has a 12% per annum ceiling for the first ten years. As of the date of issuance, the interest rate on the securities was 7.57%. As of September 30, 2003, the interest rate is 4.90%.

We have fully and unconditionally guaranteed all obligations of TBC Capital II and TBC Capital III on a subordinated basis with respect to the preferred securities. Subject to certain limitations, the preferred securities qualify as Tier 1 capital and are presented in the Consolidated Statement of Financial Condition as "Guaranteed preferred beneficial interests in our subordinated debentures." The sole assets of TBC Capital II and TBC Capital III are our subordinated debentures. The preferred securities of TBC Capital II and TBC Capital III and our subordinated debentures each have 30-year lives. However, we and TBC Capital II and TBC Capital III have call options beginning five years after issuance, with a premium through ten years and call options at par after ten years, subject to regulatory approval, or earlier depending upon certain changes in tax or investment company laws, or regulatory capital requirements.

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

We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedures, sets limits on credit concentration and enforces regulatory requirements. In addition, we have hired Credit Risk Management, LLC, an independent loan review firm to supplement our existing independent loan review functions. We believe that this group will help us to timely and comprehensively review our loan portfolio.

Loan portfolio concentration risk is reduced through concentration limits for borrowers and collateral types and through geographical diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

The quarterly allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by the internal loan review function and senior management. Based on the assigned risk ratings, criticized and classified loans in the loan portfolio is segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss, adjusted for previously mentioned risk factors.

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

As stated above, risk ratings are subject to independent review by loan review, which also performs ongoing, independent review of the risk management process, which includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have also established a centralized loan administration services department to serve all of our bank locations, thereby providing standardized oversight for compliance, approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                                     NINE-MONTH
                                                                    PERIOD ENDED         YEAR ENDED
                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        2003                2002
                                                                    -----------          -----------
                                                                           (Dollars in thousands)
Allowance for loan losses at beginning of period ...........        $    27,766          $    12,546
Allowance of (branches sold) acquired bank .................               (102)               1,058
Charge-offs:
  Commercial and industrial ................................              7,291               25,162
  Real estate -- construction and land development .........                352                1,704
  Real estate -- mortgage
      Single-family.........................................              1,409                2,608
      Commercial ...........................................              4,480                6,140
      Other ................................................                277                  141
  Consumer .................................................              2,044                2,343
                                                                    -----------          -----------
          Total charge-offs ................................             15,853               38,098
Recoveries:
  Commercial and industrial ................................                430                   94
  Real estate -- construction and land development .........                 23                   14
  Real estate -- mortgage
      Single-family ........................................                 32                   23
      Commercial ...........................................                 --                   --
      Other ................................................                 17                   38
  Consumer .................................................                226                  239
                                                                    -----------          -----------
          Total recoveries .................................                728                  408
                                                                    -----------          -----------
Net charge-offs ............................................             15,125               37,690
Provision for loan losses ..................................             11,175               51,852
                                                                    -----------          -----------

Allowance for loan losses at end of period .................        $    23,714          $    27,766
                                                                    ===========          ===========

Loans at end of period, net of unearned income .............        $   887,389          $ 1,138,537
Average loans, net of unearned income ......................          1,121,508            1,124,977
Ratio of ending allowance to ending loans ..................               2.67%                2.44%
Ratio of net charge-offs to average loans (1) ..............               1.80%                3.35%
Net charge-offs as a percentage of:
  Provision for loan losses ................................             135.35%               72.69%
  Allowance for loan losses (1) ............................              85.27%              135.74%
Allowance for loan losses as a percentage
  of nonperforming loans ...................................              67.86%              105.00%

(1)      Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at September 30, 2003, was 2.67% compared to 2.44% as of December 31, 2002. Net charged-offs were $15.1 million for the first nine months of 2003 and net charged-offs to average loans on an annualized basis totaled 1.80%. Net commercial loan charged-offs totaled $6.9 million, or 45.4% of total net charged-off loans for the first nine months of 2003 compared to 66.5% of total net charged-off loans for the year 2002. Net commercial real estate loan charged-offs totaled $4.5 million, or 29.6% of total net charged-offs for the first nine months of 2003 compared to 16.3% of total net charged-offs for the year 2002. Net consumer loan charged-offs totaled $1.8 million, or 12.0% of total net charged-offs for the first nine months of 2003 compared to 5.6% of total net charged-offs for the year 2002.

The allowance for loan losses as a percentage of nonperforming loans decreased to 67.9% at September 30, 2003 from 105.0% at December 31, 2002. This decrease is due to $7.04 million in net charged-off loans incurred during the six month period ended June 30, 2003 on which an allowance had been previously provided. In addition, the amount of nonperforming loans increased during this period as well. The increase in nonperforming loans primarily resulted from the amount of potential problem loans (See "Potential Problem Loans") migrating to a nonperforming status during the first six months of 2003. This migration of potential problem loans did not have a significant effect on the allowance for loan losses at June 30, 2003 because approximately $774,000 and $1.2 million of the allowance had been allocated to these loans at March 31, 2003 and December 31, 2002, respectively.

Net charged-off loans for the third quarter of 2003 were $8.1 million and total charged-off loans were $8.3 million. Of the $8.3 million, $2.2 million was located in the Bristol group which, as discussed below, had approximately $13.0 million in loan relationships file Chapter 11 bankruptcy in the third quarter of 2003. In addition, the $8.3 million was comprised of $6.2 million which had been reported as nonperforming at June 30, 2003. Of the $6.2 million, $4.6 million had been specifically identified as impaired as of June 30, 2003 and the remaining $1.6 million was comprised of homogeneous consumer and 1-4 family loans. We also charged-off an additional $2.2 million that was reported as performing as of June 30, 2003. Of this $2.2 million, $1.2 million was classified as of June 30, 2003 and $445,000 of the remaining $1.0 million was past due. These loans were charged off or partially charged off, primarily due to increased bankruptcy filings during the third quarter and revised estimates of collateral values. Management expects net charge-offs to decrease in future periods.

Nonperforming Loans. Nonperforming loans increased $8.5 million to $34.9 million as of September 30, 2003 from $26.4 million as of December 31, 2002. As a percentage of net loans, nonperforming loans increased from 2.32% at December 31, 2002 to 3.93% at September 30, 2003. The increase in the percentage to net loans is partially the result of a decline in net loans due to the sale of the Emerald Coast Branches. The increase in the amount of nonperforming loans resulted primarily from certain potential problem loans (See "Potential Problem Loans") reported in prior quarters migrating to a nonperforming status. In addition, a $3.3 million loan relationship in Bristol was placed on nonaccrual status during the third quarter because of a bankruptcy filing which increased the amount of nonaccrual loans in the Bristol group to approximately $18.2 million as of September 30, 2003. Of the $18.2 million, approximately $13.0 million entered Chapter 11 bankruptcy during the third quarter. Management believes that these loans have been charged down to their estimated net collateral values as of September 30, 2003 and that bankruptcy proceedings are expected to conclude in 2004. The following table represents our nonperforming loans for the dates indicated.

                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                          2003            2002
                                                       -------------   ------------
                                                          (Dollars in thousands)

Nonaccrual ........................................      $ 30,847         $ 24,715
Past due (contractually past due 90 days or more)           3,386            1,729
Restructured ......................................           714               --
                                                         --------         --------
                                                         $ 34,947         $ 26,444
                                                         ========         ========

Nonperforming loans as a percent of loans .........          3.93%            2.32%
                                                         ========         ========



The following is a summary of nonperforming loans by category for the dates shown:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2003             2002
                                                               -------------   ------------
                                                                 (Dollars in thousands)
Commercial and industrial ...............................        $ 11,707        $  9,661
Real estate -- construction and land development ........           2,246           2,226
Real estate -- mortgages
     Single-family ......................................           5,453           3,672
     Commercial .........................................          14,032           8,434
     Other ..............................................             703             888
Consumer ................................................             785           1,548
Other ...................................................              21              15
                                                                 --------        --------
          Total nonperforming loans .....................        $ 34,947        $ 26,444
                                                                 ========        ========

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.

Impaired Loans. At September 30, 2003, the recorded investment in impaired loans totaled $25.8 million with approximately $5.8 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $560,000 from $26.4 million at December 31, 2002. A significant portion of our impaired loans are centered in three of our bank groups; Bristol bank group - $16.6 million, Albertville bank group - $2.5 million and Huntsville bank group - $3.3 million. We have approximately $245,000 in commitments to lend additional funds to the borrowers whose loans are impaired.

Of the impaired loans, $7.1 million have been partially charged down to their estimated collateral values as of September 30, 2003. Of this amount, $2.1 million have no specific allocation; $5.0 million have a specific allocation of $1.4 million and the remaining specific allocation of $4.4 million is on $18.7 million of the impaired loan portfolio.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2003:


                                                                OUTSTANDING      SPECIFIC
                                                                  BALANCE        ALLOWANCE
                                                                -----------      ---------
                                                                 (Dollars in thousands)
Commercial and industrial ...............................        $  9,652        $  2,571
Real estate -- construction and land development ........           2,218             490
Real estate -- mortgages
     Commercial .........................................          13,383           2,607
     Other ..............................................             549              89
                                                                 --------        --------
          Total .........................................        $ 25,802        $  5,757
                                                                 ========        ========

In addition to impaired loans, management has identified $2.3 million in potential problem loans as of September 30, 2003. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Of the $2.3 million in potential problem loans at September 30, 2003, $810,000, or 35% is attributable to certain loans retained in the sale of the Emerald Coast branches, $625,000 or 27% is attributable to the Andalusia group, $279,000 or 12% is attributable to the Albertville group and $249,000 or 11% is attributable to the Bristol group. Overall, 19% of these loans are secured by 1-4 family residential real estate and 53% of these loans are secured by commercial real estate. These loans will be turned over to our Special Assets department for resolution if they become nonperforming. Until such time, management will work closely with these customers in an attempt to prevent these loans from migrating into nonperforming status. The bank has allocated $338,000 in loan loss reserve to absorb potential losses on these accounts.

Stockholders' Equity. At September 30, 2003, total stockholders' equity was $108.3 million, an increase of $31.8 million from $76.5 million at December 31, 2002. The increase in stockholders' equity resulted primarily from net income of $25.8 million for the first nine months of 2003 and $6.2 million in proceeds from the issuance of our Series A Convertible Preferred Stock. As of September 30, 2003, we had 18,013,002 shares of common stock issued and 17,681,413 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2003, there were 83,942 shares held in treasury at a cost of $529,000.

In May 2003, we received $6.2 million in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends will accrue on the liquidation value of $100 per share at the rate of LIBOR plus
5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance, we can redeem the preferred stock at the following prices stated as a percent of the liquidation value: 2003 - 105%; 2004 - 104%; 2005 - 103%; 2006 - 102%; 2007,
101% - 2008 and thereafter - 100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock can be redeemed by us at a redemption price of 106%.

On April 24, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees. Under the restricted stock agreements, the shares of restricted stock may not be sold or assigned in any manner until such shares have vested. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting on each of the third, fourth and fifth anniversary date of the date of issuance. The restricted stock was issued at a cost of $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock," in stockholders' equity. The $1,120,000 is being amortized as expense as the stock is earned during the restricted period. For the periods ended September 30, 2003 and 2002, we recognized $168,000 and $112,000, respectively, in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees who have attained the age of twenty-one and have completed a year of service. As of September 30, 2003, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, we issued a $2.1 million promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our consolidated statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Released shares are allocated to eligible employees at the end of the plan year based on the ratio of an employee's eligible compensation to total compensation of all participants. We recognize compensation expense as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. We recognized compensation expense during the periods ended September 30, 2003 and 2002, of $101,000 and $21,000, respectively. The ESOP shares as of September 30, 2003, were as follows:

                                                                    September 30, 2003
                                                                    ------------------
          Allocated shares                                                  6,378
          Estimated shares committed to be released                        15,575
          Unreleased shares                                               251,447
                                                                       ----------
          Total ESOP shares                                               273,400
                                                                       ==========

          Fair value of unreleased shares                              $1,888,000
                                                                       ==========

Regulatory Capital. At September 30, 2003, we and our banking subsidiary exceeded the minimum standards to be considered "well capitalized" under regulatory guidelines. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at September 30, 2003 (dollars in thousands):

                                                                          FOR CAPITAL
                                                                            ADEQUACY           TO BE WELL
                                                        ACTUAL              PURPOSES           CAPITALIZED
                                                   -----------------    ---------------     -----------------
                                                    AMOUNT     RATIO     AMOUNT   RATIO     AMOUNT      RATIO
                                                   -------     -----    -------   -----     ------      -----
  Total Risk-Based Capital
        Corporation                                $138,922    14.59%   $76,175    8.00%    $95,219     10.00%
        The Bank                                    132,908    14.10     75,433    8.00      94,292     10.00

  Tier 1 Risk-Based Capital
        Corporation                                 126,874    13.32     38,088    4.00      57,131      6.00
        The Bank                                    120,974    12.83     37,717    4.00      56,575      6.00

  Leverage Capital
        Corporation                                 126,874     9.38     54,082    4.00      67,602      5.00
        The Bank                                    120,974     9.02     53,666    4.00      67,082      5.00


Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions and may borrow from the FHLB under a blanket floating lien on certain commercial loans and residential real estate loans. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from what is reflected in our forward-looking statements: the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; our timely development of new products and services to a changing environment, including the features, pricing and quality compared to the products and services of our competitors; the willingness of users to substitute competitors' products and services for our products and services; the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; technological changes; changes in consumer spending and savings habits; and regulatory, legal or judicial proceedings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity" included in our Annual Report on Form 10-K for the year ended December 31, 2002 is hereby incorporated herein by reference.


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

As of September 30, 2003, we conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon that Evaluation, our management, including our CEO and CFO have concluded that, (subject to the limitations noted below), our disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in our internal controls, (other than those discussed below), over financial reporting that occurred during the fiscal quarter ended September 30, 2003, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

CHANGES IN INTERNAL CONTROLS

As previously reported, we are continuing with the centralization of the loan operations of all of our branch groups in order to provide an enhanced degree of centralized supervision, monitoring and accountability. We believe that we will have this centralization completed by December 31, 2003.

We conducted an independent loan review during the third quarter to supplement our existing internal loan review. Credit Risk Management, LLC of Raleigh, North Carolina reviewed approximately $290 million in commercial loans that had not been previously reviewed during the Federal Reserve Bank of Atlanta's and the Alabama Banking Department's examination in the first quarter of 2003. The combined coverage of our loan portfolio from these reviews was 71% and included 90% of the loans in the Bristol, Florida portfolio. We have entered into a contractual relationship with Credit Risk Management to conduct ongoing supplemental loan reviews in the future. Credit Risk Management conducts independent loan reviews and provides other loan review services throughout the southeast. Management has also implemented revised credit standards, a new online credit manual and developed a new loan platform system all to further enhance credit quality.

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

None.

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


(b) Reports on Form 8-K:

                  We furnished a Current Report on Form 8-K dated July 22, 2003 under Item 9 Regulation FD Disclosure of Form 8-K containing as an Exhibit a press release dated July 22, 2003.

                  We filed a Current Report on Form 8-K dated September 2, 2003 under Item 5 of Form 8-K containing as an Exhibit a press release dated September 2, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              The Banc Corporation
                                                  (Registrant)



Date: November 14, 2003          By:/s/ James A. Taylor, Jr.
                                    --------------------------------------------
                                 James A. Taylor, Jr.
                                 President and Chief Operating Officer
                                 (Duly authorized officer of the registrant)


Date: November 14, 2003         By:/s/  David R. Carter
                                   --------------------------------------------
                                David R. Carter
                                Executive Vice President and Chief
                                Financial Officer
                                (Principal accounting officer of the registrant)