Form 10-K
period 2003-12-31
BANC CORP
filed 2004-03-15
CIK 1065298

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 8, 2004, based on a closing price of $7.85 per share of common stock, was $116,806,799.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 8, 2004, of the registrant's only issued and outstanding class of stock, its $.001 per share par value common stock, was 17,707,982.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2004 annual meeting of stockholders that will be filed no later than April 29, 2004.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We are a Delaware-chartered bank holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 26 locations in Alabama and the eastern Florida panhandle through The Bank, our principal subsidiary. We had assets of approximately $1.2 billion, loans of approximately $857 million, deposits of approximately $890 million and stockholders' equity of approximately $100 million at December 31, 2003. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-3600.

STRATEGY

     Operations. The Bank targets individuals and local and regional businesses that prefer prompt, local decision-making and personalized service. As a result, we conduct our business on a decentralized basis with respect to deposit gathering and most credit decisions, emphasizing local knowledge and authority to make these decisions. We supplement this decentralized management approach with centralized loan administration, policy oversight, credit review, audit, asset/liability management, data processing, human resource management and risk management systems. We implement these standardized administrative and operational policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community. We believe this strategy enables The Bank to generate high-yielding loans and attract and retain low-cost core deposits that provide a large portion of our funding requirements. Core deposits comprised approximately 67.7% of our total deposits at December 31, 2003.

     Products and Services. We focus on commercial, consumer, residential mortgage and real estate construction lending to customers in our local markets. Our retail loan products include mortgage banking services, home equity lines of credit, consumer loans, including automobile loans and loans secured by certificates of deposit and savings accounts. Our commercial loan products include working capital lines of credit, term loans for both real estate and equipment, letters of credit and SBA loans. We also offer a variety of deposit programs to individuals and to businesses and other organizations, including a variety of personal checking, savings, money market and NOW accounts, as well as business checking and savings accounts, investment sweep accounts and credit line sweep accounts. In addition, we offer individual retirement accounts and investment services, safe deposit and night depository facilities and additional services such as commercial cash management services, Internet banking, bill payment services and the sale of traveler's checks, money orders and cashier's checks. In addition to our banking services, we offer life, health and long-term care insurance and annuity products.

     Market Areas. Our primary markets are located in northern and central Alabama and the eastern panhandle of Florida.

     We are headquartered in Birmingham, Alabama. We also have branches in Albertville, Andalusia, Boaz, Childersburg, Decatur, Frisco City, Gadsden, Guntersville, Huntsville, Kinston, Madison, Monroeville, Mt. Olive, Opp, Rainbow City, Samson, Sylacauga and Warrior, Alabama. We also operate a loan production office in Decatur, Alabama. Along Florida's gulf coast and in the panhandle region, we have branches in Altha, Apalachicola, Blountstown, Bristol, Carrabelle, Mexico Beach and Port St. Joe.

     Growth. Since our inception, we have grown through acquisitions, internal growth and branching. Following each of our acquisitions, we have expended substantial managerial, operating, financial and other resources to integrate these entities. Over the past eighteen months, The Bank has centralized all loan files and all loan processing, and we have enhanced our internal audit and loan review staffing. As a result of the corresponding increase in personnel and the significant investment in infrastructure and systems, our efficiency ratio has been above average for our peer group.

     Our future growth depends primarily on the expansion of the business of our primary wholly owned subsidiary, The Bank. That expansion will most likely depend on internal growth and the opening of new branch offices in new and existing markets. The Bank will also consider the strategic acquisition of other financial institutions and branches that have relatively high earnings or that we believe to have exceptional growth potential. Our ability to increase profitability and grow internally depends on our ability to attract and retain low-cost and core deposits coupled with the continued opportunity to generate high-yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on our ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and locate lending and investment opportunities within such markets.

     We periodically evaluate business combination opportunities and conduct discussions, due diligence activities and negotiations in connection with those opportunities. As a result, business combination transactions involving cash, debt or equity securities might occur from time to time. Any future business combination or series of business combinations that we might undertake may be material to our business, financial condition or results of operations in terms of assets acquired or liabilities assumed. Any future acquisition is subject to approval by the appropriate bank regulatory agencies. See "Supervision and Regulation."

LENDING ACTIVITIES

     General. We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2003 were $857 million, or 83.6% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

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

     We use generally recognized loan underwriting criteria, and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2003, approximately 71% of our loan portfolio consisted of loans that had variable interest rates or matured within one year. Additionally, The Bank generally does not lend without personal signatures or guarantees unless it is recommended by the account officer or loan committee and approved by the Chairman of the Board of Directors.

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

LOAN PORTFOLIO

     Real Estate Loans. Loans secured by real estate are a significant component of our loan portfolio, constituting $660 million, or 77.0% of total loans at December 31, 2003. At that date, $231 million, or 26.9% of our total loan portfolio, consisted of single-family mortgage loans, typically structured with fixed or adjustable interest rates, based on market conditions. Nonresidential mortgage loans include commercial, industrial and raw land loans. At December 31, 2003, $282 million, or 32.8% of our total loan portfolio, consisted of these loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with loan-to-value ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum loan-to-value ratio. For income-producing improved real estate, we underwrite the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum loan-to-value ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower's earnings and cash flow. Terms are typically three to five years and may have payments through the date of maturity based on a 15 to 30-year amortization schedule.

     At December 31, 2003, $231 million, or 26.9% of our total loan portfolio consisted of single-family mortgage loans. Fixed rate loans usually have terms of three to five years or less, with payments through the date of maturity based on a 15 to 30-year amortization schedule. Adjustable rate loans generally have a term of 15 to 30 years. We typically charge an origination fee on these loans.

     We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2003, $148 million, or 17.2% of our total loan portfolio, consisted of such loans. Our construction lending is divided into three general categories: owner-occupied commercial buildings; income-producing improved real estate; and single-family residential construction. For construction loans related to income-producing properties, the underwriting criteria are the same as outlined in the preceding paragraph. For single-family residential construction, generally using an 85% maximum loan-to-value ratio, we underwrite the financial strength and reputation of the builder and factor in the general state of the economy, interest rates and the location of the home. The majority of land development loans consists of loans to convert raw land into residential subdivisions.

     Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by accounts receivable, inventory or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 85% on loans secured by accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans constituted $142 million, or 16.6% of our loan portfolio, at December 31, 2003. We also, from time to time, make unsecured commercial loans.

     Consumer Loans. Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans constituted $46 million, or 5.4% of our loan portfolio at December 31, 2003. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from one to six years on automobile loans and one to three years on other consumer loans.

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

     We have a loan review process designed to promote early identification of credit quality problems. We employ a risk rating system that assigns to each loan a rating that corresponds to the perceived credit risk. Risk ratings are subject to independent review by a centralized loan review department and an independent, external loan review function. Internal loan review and internal audit also perform ongoing, independent review of the risk management process, including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and non-performing assets. The loan review function is centralized and independent of the lending function.

     During the third quarter of 2003 we established a new special assets department. This department is staffed with nine employees, and is managed by our special assets executive who has over 18 years of experience in dealing with special assets. With this department, we believe we can better monitor and control our collection efforts. Segregating our problem assets into this department will allow us to accurately monitor the performance of our individual branches on an ongoing basis without the influences of these nonperforming and classified relationships.

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 67.7% of our total deposits as of December 31, 2003. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide The Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for The Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas.

     Our other sources of funds consist primarily of advances from the Federal Home Loan Bank ("FHLB"). These advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans. We also have available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Deposit rates are set periodically by the Asset/Liability Management Committee, which includes certain members of senior management and two directors of The Bank and The Banc Corporation. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

COMPETITION

     The banking industry is highly competitive, and our profitability depends principally upon our ability to compete in our market areas. In our market areas, we face competition from both super-regional banks and smaller community banks, as well as non-bank financial services companies. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Customers may also take into account the fact that other banks offer different services. Many of the large super-regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See "Supervision and Regulation." Competition may further intensify if additional financial services companies enter markets in which we conduct business.

EMPLOYEES

     As of December 31, 2003, we employed approximately 376 full-time equivalent employees, primarily at The Bank. We believe that our employee relations have been and continue to be good.

SUPERVISION AND REGULATION

     We are a bank holding company, which means that we are subject to the supervision, examination and reporting requirements of the Federal Reserve Board and the Bank Holding Company Act ("BHCA"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The following description summarizes some of the laws to which we are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

     The Banc Corporation owns all the stock of its subsidiary depository institution, The Bank, an Alabama-chartered state bank and member of the Federal Reserve System which is subject to regulation, supervision and examination by the Federal Reserve Board and the Alabama Banking Department. The insurance activities of The Bank's subsidiary, TBNC Financial Management, Inc., are subject to regulation, supervision and examination by the Alabama and Florida Departments of Insurance.

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

     Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. The Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the Alabama Banking Department for its payment of dividends if the total of all dividends declared by The Bank in any calendar year will exceed the total of (1) The Bank's net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from The Bank's surplus without the prior written approval of the Superintendent.

     In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. Our ability and The Bank's ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Currently, The Banc Corporation must obtain regulatory approval prior to paying dividends. The Federal Reserve Board approved the timely payment of our semi-annual distribution on our trust preferred securities in January and March 2004 and on our preferred stock in December 2003.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Our Total Risk-Based Capital Ratio is 14.07% as of December 31, 2003. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves ("Tier 2 Capital"). The minimum guideline for Tier 1 Capital to risk-based assets is 4%. Our Tier 1 Capital to risk-weighted assets is 12.60% at December 31, 2003.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio was 9.72% at December 31, 2003. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital Leverage Ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     As of December 31, 2003, both The Banc Corporation and The Bank were "well capitalized".

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

     The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Failure to meet capital guidelines could subject The Bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and to certain restrictions on business.

     Restrictions on Transactions with Affiliates and Insiders. The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. State banking laws also have similar provisions. In addition, the Sarbanes-Oxley Act of 2002 prohibits us from making loans to our directors or executive officers except those made in compliance with the restrictions described above.

     FDIC Insurance Assessments. Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized;
(2) adequately capitalized; and (3) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

     Our bank subsidiary was assessed a $725,000 quarterly FDIC deposit insurance premium for the third quarter of 2003, which increased to $880,000 during the fourth quarter of 2003. We appealed this assessment and are awaiting word from the FDIC in Washington, D.C. about that appeal. Our assessment for the first quarter of 2004 was lowered to $417,000. We have also requested the FDIC to rebate a portion of this premium.

     Community Reinvestment Act ("CRA"). The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has a satisfactory CRA rating from federal banking agencies.

     USA Patriot Act. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. Among its provisions, the USA Patriot Act requires that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certificate of money laundering risk for any foreign correspondent banking relationships. We have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

INSTABILITY OF REGULATORY STRUCTURE

     Various bills are routinely introduced in the United States Congress and state legislatures with respect to the regulation of financial institutions. Some of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

AVAILABLE INFORMATION

     We maintain an Internet website at www.thebankmybank.com. We make available free of charge through our website various reports that we file with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. From our home page at www.thebankmybank.com, go to and click on "Investor Relations" to access these reports.

CODE OF ETHICS

     We have adopted, and are in the process of revising, a code of ethics that applies to all of our employees, including our principal executive, financial and accounting officers. We intend to make a copy of our code of ethics, as so revised, available on our Internet website. We intend to disclose information about any amendments to, or waivers from, our code of ethics that are required to be disclosed under applicable Securities and Exchange Commission regulations by providing appropriate information on our website. Until such time as our code of ethics is available on our website, we will provide a copy of it to any person free of charge upon written request.

ITEM 2.  PROPERTIES.

     Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, The Banc Corporation and The Bank, who jointly own the building, converted the building into condominiums known as The Bank Condominiums. The Bank owns the Bank Unit, which consists of eight floors of the building, including a branch of The Bank and our headquarters. We have sold or leased four Units. We intend to use the remaining space for future expansion of The Bank. We relocated our operations and data processing center to the fourth and fifth floors and centralized our risk management department on the sixth floor of our headquarters building during 2003.

     We operate through facilities at 26 locations. We own 24 of these facilities, lease two of these facilities and have two ground leases on facilities we own. Rental expense on the leased properties totaled approximately $160,000 in 2003. In the third quarter of 2003, we disposed of seven facilities (including one leased facility) in the Florida panhandle as part of the sale of the Emerald Coast branches of The Bank.

ITEM 3.  LEGAL PROCEEDINGS.

     While we are a party to various legal proceedings arising in the ordinary course of our business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially and adversely affect our business, financial condition or results of operations. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of the pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our business, our financial condition or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET FOR COMMON STOCK

     Our common stock trades on Nasdaq under the ticker symbol "TBNC". As of March 8, 2004, there were approximately 907 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices:

                                                              HIGH     LOW
                                                              -----   -----
2002
First Quarter...............................................  $7.40   $5.70
Second Quarter..............................................   8.86    6.90
Third Quarter...............................................   8.72    7.00
Fourth Quarter..............................................   8.00    7.00
2003
First Quarter...............................................  $9.00   $4.90
Second Quarter..............................................   7.75    4.00
Third Quarter...............................................   7.90    6.40
Fourth Quarter..............................................   9.29    7.44
2004
First Quarter (through March 8, 2004).......................  $8.77   $7.55

     On March 8, 2004, the last sale price for the common stock was $7.85 per share.

DIVIDENDS

     Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. Prior to October 29, 2002, when our Board of Directors approved a quarterly cash dividend of $.02 per share, or $.08 per share annually, we had not paid dividends. Our first quarterly dividend of $.02 per share was paid on November 25, 2002. No dividends have been paid on our common stock since that time. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to us by our subsidiaries. There are certain restrictions that limit The Bank's ability to pay dividends to us and, in turn, our ability to pay dividends. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. Currently, we must obtain regulatory approval prior to paying dividends on our common stock, our preferred stock or our trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distribution on our trust preferred securities in January and March 2004 and on our preferred stock in December 2003. The restrictions that may limit The Banc Corporation's ability to pay dividends are discussed in this Report in Item 1 under the heading "Supervision and Regulation -- Regulatory Restrictions on Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical financial data as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See "Item 8. The Banc Corporation and Subsidiaries Consolidated Financial Statements."

                                                                       AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------
                                                                 2003         2002         2001         2000        1999
                                                              ----------   ----------   ----------   ----------   --------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Total assets................................................  $1,176,626   $1,406,800   $1,207,397   $1,029,694   $827,427
Loans, net of unearned income...............................     856,941    1,138,537      999,156      808,145    632,777
Allowance for loan losses...................................      25,174       27,766       12,546        8,959      8,065
Investment securities.......................................     141,601       73,125       68,847       95,705     70,916
Deposits....................................................     889,935    1,107,798      952,235      827,304    682,517
Advances from FHLB and other borrowings.....................     131,919      174,922      135,900      104,300     69,604
Long-term debt..............................................       1,925           --
Junior subordinated debentures owed to unconsolidated
  trusts(1).................................................      31,959       31,959       31,959       15,464         --
Stockholders' Equity........................................     100,122       76,541       76,853       74,875     68,848
SELECTED STATEMENT OF OPERATIONS DATA:
Interest income.............................................  $   76,213   $   88,548   $   90,418   $   75,052   $ 55,557
Interest expense............................................      33,487       40,510       50,585       40,440     26,749
                                                              ----------   ----------   ----------   ----------   --------
  Net interest income.......................................      42,726       48,038       39,833       34,612     28,808
Provision for loan losses...................................      20,975       51,852        7,454        4,961      2,850
Noninterest income..........................................      14,592       15,123        9,773        7,821      6,164
Gain on sale of branches....................................      48,264           --           --           --         --
Prepayment penalty --  FHLB advances........................       2,532           --           --           --         --
Merger related costs........................................          --           --           --           --        744
Noninterest expense.........................................      55,398       42,669       38,497       32,119     27,938
                                                              ----------   ----------   ----------   ----------   --------
Income before income taxes(benefit).........................      26,677      (31,360)       3,655        5,353      3,440
Income tax expense(benefit).................................       9,178      (12,959)         966          996        520
                                                              ----------   ----------   ----------   ----------   --------
  Net income(loss)..........................................  $   17,499   $  (18,401)  $    2,689   $    4,357   $  2,920
                                                              ==========   ==========   ==========   ==========   ========
PER SHARE DATA:
Net income(loss) -- basic(2)................................  $     0.99   $    (1.09)  $     0.19   $     0.30   $   0.20
                -- diluted(2)(3)............................  $     0.95   $    (1.09)  $     0.19   $     0.30   $   0.20
Weighted average shares outstanding -- basic................      17,492       16,829       14,272       14,384     14,335
Weighted average shares outstanding -- diluted(3)...........      18,137       16,829       14,302       14,387     14,362
Book value at period end....................................  $     5.31   $     4.35   $     5.41   $     5.22   $   4.79
Tangible book value per share...............................  $     4.59   $     3.59   $     4.98   $     4.76   $   4.28
Preferred shares outstanding at period end..................          62           --           --           --         --
Common shares outstanding at period end.....................      17,695       17,605       14,217       14,345     14,385
PERFORMANCE RATIOS AND OTHER DATA:
Return on average assets....................................        1.29%       (1.36)%       0.23%        0.48%      0.41%
Return on average stockholders' equity......................       19.08       (19.89)        3.53         6.03       4.33
Net interest margin(4)(5)...................................        3.50         3.93         3.83         4.29       4.55
Net interest spread(5)(6)...................................        3.35         3.70         3.43         3.80       3.98
Noninterest income to average assets........................        4.62         1.12         0.85         0.86       0.86
Noninterest expense to average assets.......................        4.26         3.15         3.34         3.58       3.98
Efficiency ratio(7).........................................       96.49        67.34        77.22        75.02      80.91
Average loan to average deposit ratio.......................      100.69       105.35       100.40        95.64      89.71
Average interest-earning assets to average interest bearing
  liabilities...............................................      105.82       107.04       108.26       109.79     113.73
ASSETS QUALITY RATIOS:
Allowance for loan losses to nonperforming loans............       78.59%      105.00%      100.99%       90.85%    216.22%
Allowance for loan losses to loans, net of unearned
  income....................................................        2.94         2.44         1.26         1.11       1.27
Nonperforming loans to loans, net of unearned income........        3.74         2.32         1.24         1.22       0.59
Nonaccrual loans to loans, net of unearned income...........        3.46         2.17         0.79         1.16       0.49
Net loan charge-offs to average loans.......................        2.21         3.35         0.42         0.57       0.90
Net loan charge-offs as a percentage of:
  Provision for loan losses.................................      111.87        72.69        51.88        81.98     169.89
  Allowance for loan losses.................................       93.21       135.74        30.82        45.40      60.04
CAPITAL RATIOS:
Tier-1 risk-based capital ratio.............................       12.60         6.51         9.44        10.26       9.41
Total risk-based capital ratio..............................       14.07         8.83        11.41        11.36      10.61
Leverage ratio..............................................        9.72         5.45         7.92         8.47       7.74

---------------

(1)- See Note 9 to consolidated financial statements.
(2)- Earnings per share for the year 2003 has been calculated on net income adjusted for the $219,000 preferred stock dividend.
(3)- Common stock equivalents of 287,000 shares were not included in computing diluted earnings per share for the year ended December 31, 2002 because their effects were antidilutive.
(4)- Net interest income divided by average earning assets.
(5)- Calculated on a tax equivalent basis.
(6)- Yield on average interest earning assets less rate on average interest bearing liabilities.
(7)- Efficiency ratio is calculated by dividing noninterest expense, adjusted for FHLB prepayment penalties in 2003, by noninterest income, adjusted for gain on sale of branches in 2003, plus net interest income on a fully tax equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

OVERVIEW

     Our principal subsidiary is The Bank, an Alabama-chartered financial institution headquartered in Birmingham, Alabama which operates 26 banking offices in Alabama and the eastern panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by The Bank.

     During 1998 and 1999, we acquired several banking organizations which contributed significantly to our early development. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancorp, Inc. were merged with and into The Bank. Emerald Coast Bank became our subsidiary in February 1999, as a result of our merger with Emerald Coast Bancshares, Inc. C&L Bank became our subsidiary in June 1999 as a result of our acquisitions of C&L Bank of Blountstown and C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol. The banking subsidiary of BankersTrust of Alabama, Inc., was merged into The Bank in July 1999. The Bank also acquired three new branches in Southeast Alabama in November of 1999. In June 2000, Emerald Coast Bank and C&L Bank merged into The Bank. During February 2002, Citizens Federal Savings Bank of Port St. Joe, the banking subsidiary of CF Bancshares, Inc., was merged into The Bank in connection with our acquisition of CF Bancshares, Inc.

     In March 2003, we sold our branch in Roanoke, Alabama which had assets of approximately $9.8 million and liabilities of $44.7 million. We realized a $2.3 million gain on the sale. In August 2003, we sold seven branches of The Bank, known as the Emerald Coast branches, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. These branches had assets of approximately $234 million and liabilities of $209 million. We realized a $46.0 million gain on the sale.

     The primary source of our revenue is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by the provision for loan losses and other noninterest expenses such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence.

     During 2003, our net interest income decreased by 11.1% primarily due to a decline in the yield on our loan portfolio. This decline was due in large part to falling market interest rates, significant charged-off loans and a high level of nonperforming loans. The decline in loan yield was partially offset by a decline in market interest rates on borrowings and deposits, which is reflected in lower interest costs to us.

     The level of nonperforming and charged-off loans in 2003 also resulted in a significant provision for loan losses. Our high levels of nonperforming loans and charged-off loans were primarily concentrated in four locations: Bristol, Albertville, Huntsville and Andalusia. The management teams and lending staffs in these markets have been replaced within the last twelve months. Our highest concentration of nonperforming and charged-off loans was in our Bristol, Florida bank group. In January of 2003, our internal risk management function identified certain loans that had been extended upon the authorization and direction of the now former president of our Bristol bank group in violation of our lending policies. We realized significant losses during 2002 and 2003 related to these loans.

     During 2003, we initiated several operational and organizational changes. First, we assigned reputable management personnel, with proven abilities, to these locations. Second, we established a centralized process to monitor and enforce our policies with respect to authorized lending limits and approval of loans. In addition, all loan files have been, and loan operations are in the final stages of being, centralized in our Birmingham headquarters.

     In order to enhance performance in future periods we plan to increase the volume of our interest-earning assets, decrease our nonperforming assets and improve our efficiency ratio. We have initiated several strategies to accomplish these objectives.

     In January of 2004, we transferred substantially all of our nonperforming loans and approximately $7 million of other problem loans to our special assets department. Approximately $39.0 million in loans were transferred along with the related allowance for loan loss of $9.8 million. This department is staffed with nine employees, and is managed by our special assets executive, who has over 18 years of experience in dealing with special assets. By segregating these relationships, we believe we can better monitor and control our collection efforts. Segregating these relationships also allows us to accurately monitor the performance of our individual branches on an ongoing basis without the influence of these nonperforming and problem relationships. Management is vigorously pursuing appropriate collection efforts and expects the nonperforming and problem relationships to decline over the next twelve months.

     During 2003, we relocated our operations center to our Birmingham headquarters and reduced the number of personnel assigned to the operations center. We also reduced personnel in other locations throughout our system. We opened a new headquarters for our North Alabama market in Huntsville, Alabama and completed construction of our new Florida headquarters in Port St. Joe, Florida. We also completed an internal business optimization analysis conducted with the assistance of Sheshunoff Management Services. Most of the procedural enhancements suggested by that analysis were implemented during the third and fourth quarters of 2003. As previously stated, we also sold branches in our Emerald Coast, Florida and Roanoke, Alabama markets.

     In December 2003, we repaid $33.6 million in Federal Home Loan Bank ("FHLB") borrowings that carried an average interest rate of 6.33% and incurred a prepayment penalty of approximately $2.5 million. Overall, we reduced FHLB borrowings during 2003 by approximately $52.7 million with an average rate of 5.83%. An additional $25 million in FHLB borrowings will mature in April of 2004 with an average rate of 5.21%.

CRITICAL ACCOUNTING ESTIMATES

     In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States and to general banking practices. Estimates and assumptions most significant to us are related primarily to our allowance for loan losses and are summarized in the following discussion and in the notes to the consolidated financial statements.

     Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates.

RECENT DEVELOPMENTS

     Morris Branch Sale. On February 6, 2004, The Bank sold its Morris branch, which had assets of $1.0 million and liabilities of $8.2 million, for an after-tax gain of $465,000.

RESULTS OF OPERATIONS

  Year Ended December 31, 2003, Compared with year ended December 31, 2002

     Our net income for the year ended December 31, 2003 was $17.5 million compared to a net loss of $(18.4) million for the year ended December 31, 2002. Our basic net income per share was $.99 and diluted net income per share was $.95 for the year ended December, 31 2003 compared to a net loss per share of $(1.09) per share for the year ended December 31, 2002. Our return on average assets was 1.29% in 2003 compared to (1.36)% in 2002. Our return on average stockholders' equity increased to 19.08% in 2003 from (19.89)% in 2002. Our book value per common share at December 31, 2003 increased to $5.31 from $4.35 as of December 31, 2002, and our tangible book value per common share at December 31, 2003 increased to $4.59 from $3.59 as of December 31, 2002. Average equity to average assets decreased to 6.74% in 2003 from 6.83% in 2002.

     The growth in our net income for the year ended December 31, 2003 compared to the year ended December 31, 2002 is the result of a $48.3 million gain on the sale of branches and a decrease in loan loss provision, which was partially offset by an increase in noninterest expenses. Provision for loan losses decreased $30.9 million, or 59.6% from $51.9 million for the year ended December 31, 2002 to $21.0 million for the year ended December 31, 2003. Noninterest income, exclusive of the branch sales and litigation settlement, increased $551,000, or 3.9% from $14.0 million for the year ended December 31, 2002 to $14.6 million for the year ended December 31, 2003. Noninterest expense, exclusive of prepayment penalty on FHLB advances, increased $12.7 million, or 29.8% from $42.7 million for the year ended December 31, 2002 to $55.4 million for the year ended December 31, 2003.

     Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $5.3 million, or 11.1% to $42.7 million for the year ended December 31, 2003, from $48.0 million for the year ended December 31, 2002. This was due to a decrease in total interest income of $12.3 million, or 13.9% offset by a decrease in total interest expense of $7.0 million, or 17.3%. This decrease in total interest income was primarily attributable to a $13.0 million, or 15.4% decrease in interest income on loans which is the result of declining market interest rates, significant charged-off loans and a high level of nonperforming loans.

     The decline in total interest expense is primarily attributable to a 63-basis point decline in the average interest rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.90% for the year ended December 31, 2003 compared to 3.53% for the year ended December 2002. Our net interest spread and net interest margin were 3.35% and 3.50%, respectively, for the year ended December 31, 2003, compared to 3.70% and 3.93%, respectively, for the year ended December 31, 2002.

     Our average interest-earning assets for the year ended December 31, 2003 decreased $5.0 million, or 0.4% to $1.222 billion from $1.227 billion for the year ended December 31, 2002. This decline in our average interest-earning assets was due to the sale of our Emerald Coast branches in the third quarter of 2003. The ratio of our average interest-earning assets to average interest-bearing liabilities was 105.8% and 107.0% for the year ended December 31, 2003 and 2002, respectively. Our average interest-bearing assets produced a tax equivalent yield of 6.25% for the year ended December 31, 2003 compared to 7.23% for the year ended December 31, 2002. The 98-basis point decline in the yield was partially offset by a 63-basis point decline in the average rate paid on interest-bearing liabilities.

     The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight point scale with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected future cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     The provision for loan losses was $21.0 million for the year ended December 31, 2003 compared to $51.9 million in 2002. During 2003, $16.4 million, or 78.1% of the provision for loan losses was attributable to four of our bank groups: the Bristol bank group's provision was $8.2 million; the Albertville bank group's provision was $2.1 million; the Andalusia bank group's provision was $4.3 million and the Huntsville bank group's provision was $1.8 million. In the third and fourth quarters of 2003, approximately $13.2 million (before writedowns) in Bristol loan relationships filed Chapter 11 bankruptcy. This resulted in increased charge-offs and additional provision for loan losses in these quarters. Net charge-offs decreased $14.2 million from $37.7 million in 2002 to $23.5 million in 2003. Net charge-offs, as a percentage of the provision for loan losses, were 111.9% in 2003, compared to 72.7% in 2002. During 2003, $20.0 million or 81.6% of total charged-off loans were attributable to the same four bank groups: the Bristol bank group contributed approximately $12.1 million to total charge-offs during 2003; the Albertville bank group contributed approximately $3.2 million; the Andalusia bank group contributed approximately $2.1 million; and the Huntsville bank group contributed approximately $2.6 million. After provisions and charge-offs, the allowance for loan losses was 2.94% of loans, net of unearned income, at December 31, 2003 compared to 2.44% at December 31, 2002. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Noninterest income increased $47.7 million, or 315.6% to $62.8 million in 2003, from $15.1 million in 2002. This increase includes gains on sales of branches of $48.3 million in 2003. Income from mortgage banking operations for the year ended December 31, 2003 increased $781,000, or 24% to $4.0 million in 2003, from $3.3 million in 2002. Income from customer service charges and fees remained constant at $5.8 million in 2003 and 2002. Other non-interest income was $4.2 million, a decrease of $157,000, or 3.6% from $4.3 million in 2002.

     Noninterest expense increased $15.2 million, or 35.8% to $57.9 million in 2003 from $42.7 million in 2002. Salaries and employee benefits increased $6.0 million, or 25.4% to $29.5 million in 2003 compared to $23.5 million in 2002. In addition to normal merit raises, the increase in salaries and benefits relates primarily to the accrual of employee bonuses of $1.9 million and a $1.9 million liability adjustment related to certain deferred compensation plans (See Note 11 to the consolidated financial statements).

     All other noninterest expenses increased $9.3 million, or 48% to $28.5 million from $19.2 million in 2002. Other noninterest expenses increased during 2003 primarily as a result of a prepayment penalty on FHLB advances, an increase in our FDIC premiums, a loss on the sale of our former Huntsville and Port St. Joe branch buildings, one-time expenses related to the relocation of our data processing center to our corporate headquarters, an increase in professional fees and losses on other real estate. Our bank subsidiary was assessed a $725,000 quarterly FDIC deposit insurance premium for the third quarter of 2003 which increased to $880,000 during the fourth quarter of 2003. We appealed this assessment and are awaiting word from the

FDIC in Washington, D.C. about that appeal. Our assessment for the first quarter of 2004 was lowered to $417,000. We have also requested the FDIC to rebate a portion of this premium.

     In connection with the sale of the Emerald Coast branches of The Bank, our full-time equivalent ("FTE") employee count went down by approximately 66. We instituted other staff reductions of approximately 50 FTE employees that were completed during the fourth quarter of 2003, reducing the overall staff to 376 FTE employees as of December 31, 2003. The staff reductions were in the areas of tellers, processors and other administrative support. During this same period, we increased staff in the centralized risk management areas of Loan Administration Services, Internal Audit, Special Assets, Compliance and Security. We expect the reductions in staff will reduce our salary and benefit expenses between $1.0 million and $1.5 million in 2004.

     Our income tax expense was $9.2 million in 2003 and our income tax benefit was $(13.0) million in 2002, resulting in effective tax rates of 34.4% and (41.3)%, respectively. The difference in the effective tax rate and the federal statutory rate of 35% for 2003 is due primarily to certain tax-exempt income and the recognition of a rehabilitation tax credit of $960,000 generated from the restoration of our headquarters, the John A. Hand Building. The difference in the effective tax rate and the federal statutory rate of 34% for 2002 is due primarily to certain tax-exempt income.

     Our determination of the realization of deferred tax assets is based partially on taxable income in prior carry back years and upon management's judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We believe that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. We evaluate quarterly the realizability of the deferred tax assets and, if necessary, adjust any valuation allowance accordingly.

  Year Ended December 31, 2002, Compared With Year Ended December 31, 2001

     During the year ended December 31, 2002, we incurred a net loss of $(18.4) million compared to net income of $2.7 million in the year ended December 31, 2001. This loss was due to a $51.9 million provision for loan losses, of which $36.2 million related to the Bristol bank group. Our return on average assets in 2002 was (1.36)%, compared to 0.23% in 2001. Return on average equity was (19.89)% in 2002 compared to 3.53% in 2001. Average equity to average assets increased to 6.83% in 2002 from 6.62% in 2001.

     Net interest income increased $8.2 million, or 20.6% to $48.0 million for the year ended December 31, 2002, from $39.8 million for the year ended December 31, 2001. This was due to a decrease in interest expense of $10.1 million, or 20.0% offset by a decrease in interest income of $1.9 million, or 2.1%. This decrease in interest expense was primarily attributable to an $11.2 million, or 27.8% decrease in interest expense on deposits. Average interest-bearing liabilities increased $178.6 million, while the average interest rate on these liabilities decreased from 5.23% in 2001 to 3.53% in 2002.

     Our net interest spread and net interest margin increased to 3.70% and 3.93%, respectively, in 2002, from 3.43% and 3.83% in 2001. During 2002, the average interest rate earned on interest-earning assets decreased due to the decline in interest rates during the year. However, this was offset by an increase in the volume of average loans and a decrease in interest rates paid on interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities was 107.05% and 108.26% for 2003 and 2002, respectively.

     The average rate paid on our interest-bearing liabilities was 3.53% compared to the average yield on our loan portfolio of 7.50% during the year.

     The provision for loan losses was $51.9 million for the year ended December 31, 2002 compared to $7.5 million in 2001. During 2002, the Bristol bank group's provision for loan loss was $36.2 million; the Albertville bank's provision for loan losses was $3.4 million; and the Huntsville bank's provision for loan losses was $7.2 million. Net charge-offs increased $33.8 million from $3.9 million in 2001 to $37.7 million in 2002. Net charge-offs, as a percentage of the provision for loan losses, were 72.7% in 2002, compared to 51.9% in

2001. The Bristol bank group contributed approximately $26.2 million to total charge-offs during 2002; the Albertville bank contributed approximately $2.3 million and the Huntsville bank contributed approximately $5.1 million. After provisions and charge-offs, the allowance for loan losses was 2.44% of loans, net of unearned income, at December 31, 2002 compared to 1.26% at December 31, 2001. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

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

     Noninterest expense increased $4.2 million, or 10.8% to $42.7 million in 2002 from $38.5 million in 2001. Salaries and employee benefits increased $4.0 million, or 20.8% to $23.5 million in 2002 compared to $19.5 million in 2001. The increase in salaries and benefits primarily resulted from the increased salary expense associated with the acquisition of CF Bancshares, Inc. and the addition of personnel in the administration and operation areas, specifically loan review, risk management, internal audit and credit administration. All other noninterest expenses increased $128,000, or 0.7% to $19.2 million, compared to $19.1 million in 2001. This increase in other non-interest expenses consists primarily of a $396,000 increase in occupancy and equipment expenses offset by a $268,000 decrease in other operating expenses. Occupancy expenses increased during 2002 as a result of increased depreciation and maintenance related to our acquisition of CF Bancshares, Inc. During 2001, other operating expenses included goodwill amortization of $562,000. In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," no amortization of goodwill was recorded in 2002.

     Our income tax benefit was $(13.0) million in 2002 and our income tax expense was $966,000 in 2001, resulting in effective tax rates of (41.3%) and 26.4%, respectively. The difference in the effective tax rate and the federal statutory rate of 34% for 2002 is due primarily to certain tax-exempt income and for 2001 from the recognition of a rehabilitation tax credit of $522,000, respectively, generated from the restoration of our headquarters, the John A. Hand Building.

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

                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2003                              2002                              2001
                              -------------------------------   -------------------------------   -------------------------------
                                           INTEREST   AVERAGE                INTEREST   AVERAGE                INTEREST   AVERAGE
                               AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/
                               BALANCE       PAID      RATE      BALANCE       PAID      RATE      BALANCE       PAID      RATE
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
                                                                            ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1)...............  $1,063,451   $71,335     6.71%    $1,124,977   $84,337     7.50%    $  914,006   $83,207     9.10%
  Investment securities
    Taxable.................      93,523     3,696     3.95         55,312     2,857     5.17         80,773     4,736     5.86
    Tax-exempt(2)...........       4,045       280     6.93          8,036       594     7.39          9,711       721     7.42
                              ----------   -------              ----------   -------              ----------   -------
        Total investment
          securities........      97,568     3,976     4.08         63,348     3,451     5.45         90,484     5,457     6.03
  Federal funds sold........      27,375       298     1.09         21,047       350     1.66         31,426     1,310     4.17
  Other investments.........      33,373       699     2.09         17,373       612     3.25         11,131       689     5.97
                              ----------   -------     ----     ----------   -------     ----     ----------   -------     ----
        Total
          interest-earning
          assets............   1,221,767    76,308     6.25      1,226,745    88,750     7.23      1,047,047    90,663     8.66
Noninterest-earning assets:
  Cash and due from banks...      33,508                            30,161                            29,324
  Premises and equipment....      58,857                            55,770                            45,416
  Accrued interest and other
    assets..................      75,279                            57,071                            40,570
  Allowance for loan
    losses..................     (28,395)                          (14,314)                           (9,728)
                              ----------                        ----------                        ----------
        Total assets........  $1,361,016                        $1,355,433                        $1,152,629
                              ==========                        ==========                        ==========
                                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Demand deposits...........  $  277,326     2,651      .96     $  276,522     3,308     1.20     $  230,098     7,523     3.27
  Savings deposits..........      34,809       100      .29         36,765       247     0.67         30,823       575     1.87
  Time deposits.............     638,555    19,617     3.07        648,195    25,721     3.97        548,445    32,427     5.91
  Other borrowings..........     171,948     8,597     5.00        152,618     8,626     5.65        134,745     7,834     5.82
Subordinated debentures.....      31,959     2,522     7.89         31,959     2,608     8.16         23,120     2,225     9.63
                              ----------   -------     ----     ----------   -------     ----     ----------   -------     ----
        Total
          interest-bearing
          liabilities.......   1,154,597    33,487     2.90      1,146,059    40,510     3.53        967,231    50,584     5.23
Noninterest-bearing
  liabilities:
  Demand deposits...........     105,482                           106,320                           100,968
  Accrued interest and other
    liabilities.............       9,219                            10,521                             8,147
                              ----------                        ----------                        ----------
        Total liabilities...   1,269,298                         1,262,900                         1,076,346
  Stockholders' equity......      91,718                            92,533                            76,283
                              ----------                        ----------                        ----------
        Total liabilities
          and stockholders'
          equity............  $1,361,016                        $1,355,433                        $1,152,629
                              ==========                        ==========                        ==========
Net interest income/net
  interest spread...........                42,821     3.35%                  48,240     3.70%                  40,078     3.43%
                                                       ====                              ====                              ====
Net yield on earning
  assets....................                           3.50%                             3.93%                             3.83%
                                                       ====                              ====                              ====
Taxable equivalent
  adjustment:
  Investment
    securities(2)...........                    95                               202                               245
                                           -------                           -------                           -------
        Net interest
          income............               $42,726                           $48,038                           $39,833
                                           =======                           =======                           =======

---------------

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2003 and 2002.

                                                          YEAR ENDED DECEMBER 31(1)
                                       ----------------------------------------------------------------
                                                2003 VS 2002                     2002 VS 2001
                                       ------------------------------   -------------------------------
                                                     CHANGES DUE TO                    CHANGES DUE TO
                                        INCREASE    -----------------    INCREASE    ------------------
                                       (DECREASE)    RATE     VOLUME    (DECREASE)     RATE     VOLUME
                                       ----------   -------   -------   ----------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
Income from earning assets:
  Interest and fees on loans.........   $(13,002)   $(8,559)  $(4,443)   $  1,130    $(16,113)  $17,243
  Interest on securities:
     Taxable.........................        839       (792)    1,631      (1,879)       (511)   (1,368)
     Tax-exempt......................       (314)       (35)     (279)       (127)         (3)     (124)
  Interest on federal funds..........        (52)      (140)       88        (960)       (620)     (340)
  Interest on other investments......         87       (318)      405         (77)       (369)      292
                                        --------    -------   -------    --------    --------   -------
          Total interest income......    (12,442)    (9,844)   (2,598)     (1,913)    (17,616)   15,703
                                        --------    -------   -------    --------    --------   -------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits........       (657)      (667)       10      (4,215)     (5,499)    1,284
  Interest on savings deposits.......       (147)      (134)      (13)       (328)       (423)       95
  Interest on time deposits..........     (6,104)    (5,728)     (376)     (6,706)    (11,902)    5,196
  Interest on other borrowings.......        (29)    (1,053)    1,024         792        (221)    1,013
  Interest on subordinated
     debentures......................        (86)       (86)        0         383        (374)      757
                                        --------    -------   -------    --------    --------   -------
          Total interest expense.....     (7,023)    (7,668)      645     (10,074)    (18,419)    8,345
                                        --------    -------   -------    --------    --------   -------
          Net interest income........   $ (5,419)   $(2,177)  $(3,243)   $  8,161    $    803   $ 7,358
                                        ========    =======   =======    ========    ========   =======

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

     We evaluate interest rate sensitivity risk and then formulate guidelines regarding asset generation, funding sources, pricing and off-balance sheet commitments in order to decrease interest rate sensitivity risk. We use computer simulations to measure the net interest income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net interest income over specified periods of time.

     The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. In general, management's strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee, which is comprised of our head of asset/liability management, other senior officers and certain directors, in accordance with policies approved by the board of directors. Our internal Asset/Liability Committee, comprised of certain members of senior management, meets weekly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to purchase and sale activity, and maturities of investments and borrowings. This committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to the full board of directors of The Bank.

     One of the primary goals of the Asset/Liability committee is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. These duration adjustments can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets or liabilities through the use of interest rate contracts, such as interest rate swaps, caps and floors. Our current strategy is primarily to hedge internally through the use of core deposit accounts, which are not as rate sensitive as other deposit instruments, and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial business, real estate and consumer loans.

     During the next twelve months, approximately $56.2 million more interest-earning assets than interest-bearing liabilities can be repriced to current market rates. As a result, the one-year cumulative gap (the ratio of rate sensitive assets to rate sensitive liabilities) at December 31, 2003, was 108.9%, indicating an asset sensitive position. For the period ending December 31, 2003, our interest rate risk model, which relies on management's growth assumptions, indicates that projected net interest income will increase on an annual basis by 12.9%, or approximately $5.52 million, assuming an instantaneous increase in interest rates of 200 basis points. Assuming an instantaneous decrease of 200 basis points, projected net interest income is expected to decrease on an annual basis by 18.2%, or approximately $7.8 million. The effect on net interest income produced by these scenarios is within our asset and liability management policy in the rising rate scenario, but outside our asset liability policy in the falling rate scenario. Our policy allows the level of interest rate sensitivity to affect net interest income plus or minus 10 percent (+/-10%). However, we do not expect rates to decline 200 basis points in the next twelve months.

     Our board has authorized the Asset/Liability Management Committee to utilize financial futures, forward sales, options and interest rate swaps, caps and floors, and other instruments, to the extent necessary, in accordance with Federal Reserve Board regulations and our internal policy. It is expected that financial futures, forward sales and options will be primarily used in hedging mortgage banking products, and interest rate swaps, caps and floors will be used as hedges against our securities, loan portfolios and our liabilities.

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

     As of December 31, 2003, we had outstanding interest rate swaps with a notional amount of $11 million. This was composed of three interest rate swaps to hedge the fair value of fixed-rate consumer certificates of deposits. These hedges were deemed to be structured as a perfect hedge by our management and as such were treated with the short-cut method of accounting under SFAS Statement No. 133.

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

     Although the interest rate sensitivity gap is a useful measurement that contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on our economic value of equity ("EVE"). EVE is defined as the net present value of our balance sheet's cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet's existing earning capacity. The greater the EVE, the greater our earnings capacity. The following table sets forth our EVE as of December 31, 2003:

                                                                            CHANGE
                                                                      ------------------
       CHANGE (IN BASIS POINTS) IN INTEREST RATES            EVE       AMOUNT    PERCENT
       ------------------------------------------          --------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
+ 200 BP.................................................  $155,135   $ 16,451    11.86%
+ 100 BP.................................................   147,530      8,846     6.38
  0 BP...................................................   138,684         --       --
- 100 BP.................................................   120,119    (18,565)  (13.39)
- 200 BP.................................................   101,991    (36,693)  (26.46)

     The above table is based on our prime rate of 4.25% and assumes an instantaneous uniform change in interest rates at all maturities.

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

     Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB and federal funds lines. Long-term liquidity needs are met primarily through these sources, the repayment of loans, sales of loans and the maturity or sale of investment securities, including short-term investments.

     We have entered into certain contractual obligations and commercial commitments which arise in the normal course of business and involve elements of credit risk, interest rate risk and liquidity risk. The following tables summarize these relationships by contractual cash obligations and commercial commitments:

                                                          PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------
                                                  LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                        TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                       --------   ---------   -----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Advances from FHLB(1)................  $121,090    $25,000      $25,250      $ 5,500      $65,340
Operating leases(2)..................     2,122        469          545          386          722
Long term debt -- ESOP(3)............     1,925        210          420          420          875
Repurchase transactions(4)...........     7,829        829           --        7,000           --
Federal funds purchased(4)...........     3,000      3,000           --           --           --
Trade date purchase of debt
  securities.........................     3,429      3,429           --           --           --
Junior subordinated debentures owed
  to unconsolidated trusts(5)........    31,959         --           --           --       31,959
                                       --------    -------      -------      -------      -------
          Total Contractual Cash
            Obligations..............  $171,354    $32,937      $26,215      $13,306      $98,896
                                       ========    =======      =======      =======      =======

---------------

(1) See Note 8 to the Consolidated Financial Statements.
(2) See Note 5 to the Consolidated Financial Statements.
(3) See Note 10 to the Consolidated Financial Statements.
(4) See Note 7 to the Consolidated Financial Statements.
(5) See Note 9 to the Consolidated Financial Statements.

                                                          PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------
                                                  LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                        TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                       --------   ---------   -----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
COMMERCIAL COMMITMENTS
Commitments to extend credit(1)......  $120,401    $68,514      $37,620       $2,188      $12,079
Standby letters of credit(1).........    19,045     12,139        6,906           --           --
Commitment to purchase security when
  issued(1)..........................     9,995      9,995           --           --           --
                                       --------    -------      -------       ------      -------
          Total Commercial
            Commitments..............  $149,441    $90,648      $44,526       $2,188      $12,079
                                       ========    =======      =======       ======      =======

---------------

(1) See Note 14 to the Consolidated Financial Statements.

FINANCIAL CONDITION

     Our total assets were $1.17 billion at December 31, 2003, a decrease of $235.2 million, or 16.7% from $1.41 billion as of December 31, 2002. Our average total assets for 2003 were $1.361 billion, which was supported by average total liabilities of $1.269 billion and average total stockholders' equity of $92 million. In March 2003, we sold our branch in Roanoke, Alabama which had assets, primarily loans, of approximately $9.8 million and liabilities, primarily deposits, of $44.7 million; we realized a $2.3 million gain on the sale and an after-tax gain of $1.5 million. On August 29, 2003, we sold seven branches, known as the Emerald Coast Division, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. Our Emerald Coast division had assets, primarily loans, of approximately $234 million and liabilities, primarily deposits, of $209 million; we realized a pretax gain of $46 million and after-tax gain of $30 million on the sale.

     Loans, net of unearned income. Our loans, net of unearned income, totaled $857 million at December 31, 2003, a decrease of 24.7%, or $282 million from $1.139 billion at December 31, 2002. This decrease is due primarily to the sale of the Emerald Coast branches in the third quarter of 2003. Mortgage loans held for sale totaled $6.4 million at December 31, 2003, an increase of $5.6 million from $764,000 at December 31,

2002. Average loans, including mortgage loans held for sale, totaled $1.063 billion for 2003 compared to $1.125 billion for 2002. Loans, net of unearned income, comprised 83.6% of interest-earning assets at December 31, 2003, compared to 91.5% at December 31, 2002. Mortgage loans held for sale comprised ..62% of interest-earning assets at December 31, 2003, compared to .06% at December 31, 2002. The average yield of the loan portfolio was 6.71%, 7.50% and 9.10% for the years ended December 31, 2003, 2002 and 2001, respectively. The following table details the distribution of our loan portfolio by category for the periods presented:

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                         DECEMBER 31
                                   --------------------------------------------------------
                                     2003        2002         2001        2000       1999
                                   --------   ----------   ----------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Commercial and industrial........  $142,072   $  213,210   $  194,609   $200,734   $209,349
Real estate -- construction and
  land development...............   147,917      212,818      225,654    124,045     72,253
Real estate -- mortgages
  Single-family..................   231,064      272,899      241,517    229,067    138,238
  Commercial.....................   250,032      340,998      210,644    158,258    122,821
  Other..........................    31,645       14,581       32,427     14,774      9,203
Consumer.........................    46,201       79,398       92,655     78,094     72,934
Other............................     8,923        5,931        2,556      3,993      8,606
                                   --------   ----------   ----------   --------   --------
          Total loans............   857,854    1,139,835    1,000,062    808,965    633,404
Unearned income..................      (913)      (1,298)        (906)      (820)      (627)
Allowance for loan losses........   (25,174)     (27,766)     (12,546)    (8,959)    (8,065)
                                   --------   ----------   ----------   --------   --------
          Net loans..............  $831,767   $1,110,771   $  986,610   $799,186   $624,712
                                   ========   ==========   ==========   ========   ========

     The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2003. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                 RATE STRUCTURE FOR LOANS
                                                                                  MATURING OVER ONE YEAR
                                       OVER ONE YEAR                          -------------------------------
                            ONE YEAR   THROUGH FIVE    OVER FIVE              PREDETERMINED     FLOATING OR
                            OR LESS        YEARS         YEARS      TOTAL     INTEREST RATE   ADJUSTABLE RATE
                            --------   -------------   ---------   --------   -------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
Commercial and
  industrial..............  $ 79,053     $ 59,571      $  3,448    $142,072     $ 44,698         $ 18,321
Real
  estate -- construction
  and land development....    96,973       43,113         7,831     147,917       16,874           34,070
Real
  estate -- mortgages.....
  Single-family...........    28,290       60,242       142,532     231,064       69,664          133,110
  Commercial..............    54,407      151,024        44,601     250,032       83,789          111,836
  Other...................    26,549        4,021         1,075      31,645        2,920            2,176
Consumer..................    17,348       28,315           538      46,201       28,432              421
Other.....................     5,358        2,826           739       8,923        2,411            1,154
                            --------     --------      --------    --------     --------         --------
          Total loans.....  $307,978     $349,112      $200,764    $857,854     $248,788         $301,088
                            ========     ========      ========    ========     ========         ========
Percent to total loans....      35.9%        40.7%         23.4%      100.0%        29.0%            35.1%
                            ========     ========      ========    ========     ========         ========

     Allowance for Loan Losses. We maintain an allowance for loan losses within a range we believe is adequate to absorb estimated losses inherent in the loan portfolio. We prepare a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, we estimate the allowance using specific reserves for impaired loans, and other factors, such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. The level of allowance for loan losses to net loans will vary depending on the quarterly analysis.

     We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedures, sets limits on credit concentration and enforces regulatory requirements. In addition, we have engaged Credit Risk Management, LLC, an independent loan review firm, to supplement our existing internal loan review function.

     Loan portfolio concentration risk is reduced through concentration limits for borrowers, collateral types and geographic diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

     The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages (5%, Special Mention; 15%, Substandard; 50%, Doubtful; 100%, Loss) are applied to these categories to estimate the amount of loan loss allowance required, adjusted for previously mentioned risk factors.

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

     As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have also established a centralized loan administration services department to serve our entire bank. This department will provide standardized oversight for compliance with loan approval authorities and bank lending policies and procedures as well as centralized supervision, monitoring and accessibility.

     We historically have allocated our allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio. This allocation is made for estimation purposes only and is not necessarily indicative of the allocation between categories in which future losses may occur.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                         DECEMBER 31,
                             ----------------------------------------------------------------------------------------------------
                                    2003                 2002                 2001                2000                1999
                             ------------------   ------------------   ------------------   -----------------   -----------------
                                       PERCENT              PERCENT              PERCENT             PERCENT             PERCENT
                                       OF LOANS             OF LOANS             OF LOANS            OF LOANS            OF LOANS
                                       IN EACH              IN EACH              IN EACH             IN EACH             IN EACH
                                       CATEGORY             CATEGORY             CATEGORY            CATEGORY            CATEGORY
                                       TO TOTAL             TO TOTAL             TO TOTAL            TO TOTAL            TO TOTAL
                             AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                             -------   --------   -------   --------   -------   --------   ------   --------   ------   --------
                                                                    (DOLLARS IN THOUSANDS)
Commercial and
  industrial...............  $10,110     16.6%    $10,056     18.7%    $ 6,536     19.5%    $5,689     24.8%    $4,460     33.1%
Real estate -- construction
  and land development.....    1,099     17.2       1,317     18.7         919     22.5       392      15.3       223      11.4
Real estate -- Mortgages
  Single-family............    4,538     26.9       3,636     23.9       1,273     24.2       916      28.3       500      21.8
  Commercial...............    7,613     29.1      10,174     29.9       1,315     21.1        --      19.6       350      19.4
  Other....................      320      3.7         396      1.3         333      3.2        --       1.8        21       1.5
Consumer...................    1,374      5.4       2,075      6.9       2,129      9.2     1,822       9.7     2,452      11.5
Other......................      120      1.1         112      0.6          41       .3        50       0.5        --       1.3
Unallocated................       --       --          --       --          --       --        90        --        59        --
                             -------    -----     -------    -----     -------    -----     ------    -----     ------    -----
                             $25,174    100.0%    $27,766    100.0%    $12,546    100.0%    $8,959    100.0%    $8,065    100.0%
                             =======    =====     =======    =====     =======    =====     ======    =====     ======    =====

     The allowance as a percentage of loans, net of unearned income, at December 31, 2003 was 2.94% compared to 2.44% as of December 31, 2002. Net charge-offs decreased $14.2 million from $37.7 million in 2002 to $23.5 million in 2003. During 2003, $20.0 million, or 81.6% of total charge-off loans were attributable to four of our bank groups: the Bristol bank group contributed approximately $12.1 million, the Albertville bank group contributed approximately $3.2 million, the Andalusia bank group contributed approximately $2.1 million and the Huntsville bank group contributed approximately $2.6 million. Net charge-offs of commercial loans decreased $14.8 million from $25.1 million in 2002 to $10.3 million in 2003. Net charge-offs of real estate loans decreased $643,000 from $10.5 million in 2002 to $9.9 million in 2003. Net charge-offs of consumer loans increased $735,000 from $2.1 million in 2002 to $2.8 million in 2003. Net charge-offs as a percentage of the provision for loan losses were 111.87% in 2003, up from 72.69% in 2002. Net charge-offs as a percentage of the allowance for loan losses were 93.21% in 2003, down from 135.74% in 2002.

     In the third and fourth quarters of 2003, approximately $13.2 million, before writedowns, in Bristol loan relationships filed Chapter 11 bankruptcy. This resulted in increased charge-offs and additional provision for loan losses in these quarters.

     The allowance for loan losses as a percentage of nonperforming loans decreased to 78.59% at December 31, 2003 from 105.0% at December 31, 2002. This decrease is due to $7.04 million in net charge-off loans incurred during the six-month period ended June 30, 2003 on which an allowance had been previously provided. In addition, the amount of nonperforming loans increased during this period. The increase in nonperforming loans primarily resulted from the amount of potential problem loans (See "Potential Problem Loans") migrating to a nonperforming status during the first six months of 2003. This migration of potential problem loans did not have a significant effect on the allowance for loan losses because approximately $1.2 million of the allowance had been allocated to these loans at December 31, 2002. Approximately $8.6 million in allowance for loan losses has been allocated to nonperforming loans as of December 31, 2003. As of December 31, 2003, the $32.0 million in nonperforming loans included $19.7 million, or 61.6% in loans secured by real estate compared to $15.2 million or 57.6% as of December 31, 2002. Of the $8.6 million in allowance for loan losses allocated to nonperforming loans, $4.7 million is attributable to these real estate loans with the remaining $3.9 million allocated to remaining nonperforming loans which consist primarily of commercial loans.(See "Nonperforming Loans").

     The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                     YEAR
                                           --------------------------------------------------------
                                              2003         2002        2001       2000       1999
                                           ----------   ----------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year...................................  $   27,266   $   12,546   $  8,959   $  8,065   $  6,466
Allowance of (branches sold) acquired
  bank...................................        (102)       1,059         --         --      3,591
Charge-offs:
  Commercial and industrial..............      10,823       25,162      2,415      3,133      4,531
  Real estate -- construction and land
     development.........................         630        1,704         48        524         --
  Real estate -- mortgages
     Single-family.......................       1,505        2,608        184        223        197
     Commercial..........................       6,696        6,140        130          9         53
     Other...............................       1,187          141         20         --         36
  Consumer...............................       3,092        2,343      1,517        726        975
  Other..................................         517           --         --         --         --
                                           ----------   ----------   --------   --------   --------
          Total charge-offs..............      24,450       38,098      4,314      4,615      5,792
Recoveries:
  Commercial and industrial..............         554           93         65        193        418
  Real estate -- construction and land
     development.........................          23           14         65         --         --
  Real estate -- mortgages
     Single-family.......................          23           23         --         83         62
     Commercial..........................          49           --         27          4         67
     Other...............................          48           38         --         --         43
  Consumer...............................         282          239        290        268        360
  Other..................................           6           --         --         --         --
                                           ----------   ----------   --------   --------   --------
          Total recoveries...............         985          407        447        548        950
                                           ----------   ----------   --------   --------   --------
Net charge-offs..........................      23,465       37,691      3,867      4,067      4,842
Provision for loan losses................      20,975       51,852      7,454      4,961      2,850
                                           ----------   ----------   --------   --------   --------
Allowance for loan losses at end of
  year...................................  $   25,174   $   27,766   $ 12,546   $  8,959   $  8,065
                                           ==========   ==========   ========   ========   ========
Loans at end of period, net of unearned
  income.................................  $  856,941   $1,138,537   $999,156   $808,145   $632,777
Average loans, net of unearned income....   1,063,451    1,124,977    914,006    710,414    535,754
Ratio of ending allowance to ending
  loans..................................        2.94%        2.44%      1.26%      1.11%      1.27%
Ratio of net charge-offs to average
  loans..................................        2.21         3.35        .42       0.57       0.90
Net charge-offs as a percentage of:
  Provision for loan losses..............      111.87        72.69      51.88      81.98     169.89
  Allowance for loan losses..............       93.21       135.74      30.82      45.40      60.04
Allowance for loan losses as a percentage
  of nonperforming loans.................       78.59       105.00     100.99      90.85     216.22

     Nonperforming Loans. Nonperforming loans increased $5.6 million to $32.0 million as of December 31, 2003 from $26.4 million as of December 31, 2002. As a percent of net loans, nonperforming loans increased from 2.32% at December 31, 2002 to 3.74% at December 31, 2003. The increase in nonperforming loans resulted primarily from certain potential problem loans (See "Potential Problem Loans") reported in prior quarters migrating to a nonperforming status. In addition, two loan relationships totaling approximately $3.4 million in Bristol were placed on nonaccrual status during the third and fourth quarters because of bankruptcy filings, which increased the amount of nonaccrual loans in the Bristol group to approximately $17.1 million as of December 31, 2003. Of the $17.1 million, approximately $9.8 million constitutes loan relationships that entered Chapter 11 bankruptcy during the third and fourth quarters. Management believes that these loans have been charged down to their estimated net collateral values as of December 31, 2003 and that bankruptcy proceedings are expected to conclude in 2004. The following table represents our non-performing loans for the dates shown.

                  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      2003      2002      2001      2000     1999
                                                     -------   -------   -------   ------   ------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual.........................................  $29,630   $24,715   $ 7,941   $9,340   $3,097
Accruing loans 90 days or more delinquent..........    1,438     1,729     4,482      334      575
Restructured.......................................      966        --        --      187       58
                                                     -------   -------   -------   ------   ------
                                                     $32,034   $26,444   $12,423   $9,861   $3,730
                                                     =======   =======   =======   ======   ======
Nonperforming loans as a percent of loans..........     3.74%     2.32%     1.24%    1.22%     .59%
                                                     =======   =======   =======   ======   ======

     The following is a summary of nonperforming loans by category for the dates shown:

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      2003      2002      2001      2000     1999
                                                     -------   -------   -------   ------   ------
                                                                (DOLLARS IN THOUSANDS)
Commercial and industrial..........................  $11,621   $ 9,661   $ 3,078   $6,580   $1,780
Real estate -- construction and land development...    1,735     2,226     2,895      867      288
Real estate -- mortgages...........................
  Single-family....................................    5,472     3,672     3,089      551      333
  Commercial.......................................   12,378     8,434     2,400    1,284      893
  Other............................................      162       888       145       --       80
Consumer...........................................      465     1,548       669      389      298
Other..............................................      201        15       147      190       58
                                                     -------   -------   -------   ------   ------
          Total non-performing loans...............  $32,034   $26,444   $12,423   $9,861   $3,730
                                                     =======   =======   =======   ======   ======

     A delinquent loan is placed on non-accrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on non-accrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income or is charged against the allowance for loan losses for any portion that is attributable to previous years. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses.

     In January of 2004, we transferred substantially all of our nonperforming loans and approximately $7 million of other problem loans to our special assets department. Approximately $39.0 million in loans have been transferred along with the related allowance for loan loss of $9.8 million. This department is staffed with nine employees and is managed by our special assets executive who has over 18 years of experience in dealing with special assets. By segregating these relationships, we believe we can better monitor and control our collection efforts. Segregating these relationships also allows us to accurately monitor the performance of our individual branches on an ongoing basis without the influence of these nonperforming and problem relationships. Management is vigorously pursuing appropriate collection efforts and expects the nonperforming and problem relationships to decline over the next twelve months.

     Impaired Loans. At December 31, 2003, our recorded investment in impaired loans under FAS 114 totaled $25.4 million, a decrease of $962,000 from $26.4 million at December 31, 2002. A significant portion of our impaired loans at December 31, 2003 were centered in four of our bank groups; Bristol bank group -- $15.6 million, Albertville bank group -- $1.8 million, Andalusia bank group -- $2.0 million and Huntsville bank group -- $3.3 million. At December 31, 2002, $14.8 million of the Bristol bank group's loans were impaired; $3.1 million of the Albertville bank's loans were impaired and $5.0 million of the Huntsville bank's loans were impaired. At December 31, 2003 and 2002, there were approximately $7.7 million and $9.3 million, respectively, in allowance for loan losses specifically allocated to impaired loans.

     Of the impaired loans, $11.0 million have been partially-charged down to their estimated collateral values as of December 31, 2003. Of the $7.7 million in specific allowance for impaired loans, $2.7 million is allocated to this $11.0 million; the remaining $5.0 million is specifically allocated to the remaining $14.4 million of impaired loans.

     The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2003 and 2002:

                                                          DECEMBER 31, 2003         DECEMBER 31, 2002
                                                       -----------------------   -----------------------
                                                       OUTSTANDING   SPECIFIC    OUTSTANDING   SPECIFIC
                                                         BALANCE     ALLOWANCE     BALANCE     ALLOWANCE
                                                       -----------   ---------   -----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Commercial and industrial............................    $10,732      $3,881       $10,752      $4,273
Real estate -- construction and land development.....      1,666         292         2,106         497
Real estate -- mortgages
  Commercial.........................................     12,800       3,489        12,966       4,484
  Other..............................................        202           4           538          95
                                                         -------      ------       -------      ------
     Total...........................................    $25,400      $7,666       $26,362      $9,349
                                                         =======      ======       =======      ======

     Potential Problem Loans. In addition to nonperforming loans, management has identified $2.7 million in potential problem loans as of December 31, 2003. Potential problem loans decreased $3.7 million from $6.4 million as of December 31, 2002. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Of the $2.7 million in potential problem loans at December 31, 2003, $823,000 or 31% is attributable to the loans in our North Alabama markets; $1.0 million or 37% is in our South Alabama market and $866,000 or 32% is in our Florida market. Overall, 51% is secured by 1-4 family residential real estate and 28% is secured by commercial real estate. These loans will be turned over to our special assets department for resolution if they become nonperforming. Until such time, management will work closely with these customers in an attempt to prevent these loans from migrating into nonperforming status. The bank has allocated $445,000 in loan loss reserve to absorb potential losses on these accounts.

     Investment Securities. The investment securities portfolio comprised 13.8% of our total interest-earning assets as of December 31, 2003. Total securities averaged $97.6 million in 2003, compared to $63.3 million in 2002 and $90.5 million in 2001. The investment securities portfolio produced average tax equivalent yields of 4.08%, 5.45% and 6.03% for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, our investment securities portfolio had an amortized cost of $141.9 million and an estimated fair value of $141.6 million.

     The following table sets forth the amortized costs of the securities we held at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                    DECEMBER 31,
                                                 ---------------------------------------------------
                                                   HELD TO MATURITY          AVAILABLE FOR SALE
                                                 --------------------   ----------------------------
                                                 2003    2002    2001     2003      2002      2001
                                                 ----   ------   ----   --------   -------   -------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies.....................  $--    $   --   $--    $ 72,261   $16,769   $18,807
State and political subdivisions...............   --        --    --       1,947     8,654     8,749
Mortgage-backed securities.....................   --        --    --      42,452    32,706    39,313
Other securities...............................   --     1,996    --      25,240    12,082     2,512
                                                 ---    ------   ---    --------   -------   -------
          Total investment securities..........  $--    $1,996   $--    $141,900   $70,211   $69,381
                                                 ===    ======   ===    ========   =======   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 2003.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                                MATURING
                                         --------------------------------------------------------------------------------------
                                                          AFTER ONE BUT    AFTER FIVE BUT
                                           WITHIN ONE      WITHIN FIVE       WITHIN TEN           AFTER
                                              YEAR            YEARS             YEARS           TEN YEARS           TOTAL
                                         --------------   --------------   ---------------   ---------------   ----------------
                                         AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                         ------   -----   ------   -----   -------   -----   -------   -----   --------   -----
                                                                         (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and agencies...........   $--       --%   $6,000   4.50%   $35,223   4.92%   $31,038   4.59%   $ 72,261   4.74%
  State and political subdivision......    --       --      407    2.77        525   6.59      1,015   4.83       1,947   4.87
  Mortgage-backed securities...........    12     6.77      270    7.19     16,362   3.68     25,808   4.29      42,452   4.07
  Other securities.....................    --       --    1,328    2.65         98   4.36     23,814   5.55      25,240   5.39
                                          ---     ----    ------   ----    -------   ----    -------   ----    --------   ----
        Total..........................   $12     6.77%   $8,005   4.28%   $52,208   4.55%   $81,675   5.49%   $141,900   4.50%
                                          ===     ====    ======   ====    =======   ====    =======   ====    ========   ====

     Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $22.9 million, or 34.5% to $43.5 million at December 31, 2003 from $66.4 million at December 31, 2002. At December 31, 2003, our short-term liquid assets comprised 3.7% of total assets compared to 4.7% at December 31, 2002. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

     Deposits. Noninterest-bearing deposits totaled $86.1 million at December 31, 2003, a decrease of 27.7%, or $33.0 million from $119.1 million at December 31, 2002. Exclusive of the sale of the Emerald Coast branches of The Bank, noninterest-bearing deposits decreased $6.1 million. Noninterest-bearing deposits comprised 9.67% of total deposits at December 31, 2003, compared to 10.8% at December 31, 2002. $65.3 million, or 75.8% of total noninterest-bearing deposits were in our Alabama branches while $20.8 million, or 24.2% were in our Florida branches.

     Interest-bearing deposits totaled $804 million at December 31, 2003, a decrease of 18.7%, or $185 million from $989 million at December 31, 2002. Exclusive of the sale of the Emerald Coast branches of The Bank, interest-bearing deposits decreased $5.9 million. Interest-bearing deposits averaged $950.7 million in 2003 compared to $961.5 million in 2002, a decrease of $10.8 million, or 1.1%.

     The average rate paid on all interest-bearing deposits during 2003 was 2.35% compared to 3.05% in 2002. Of total interest-bearing deposits, $594.0 million, or 73.9% were in the Alabama branches while $209.8 million, or 26.1% were in the Florida branches.

     The following table sets forth our average deposits by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                              AVERAGE FOR THE YEAR
                                   ---------------------------------------------------------------------------
                                            2003                      2002                      2001
                                   -----------------------   -----------------------   -----------------------
                                     AVERAGE                   AVERAGE                   AVERAGE
                                     AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                                   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                                   -----------   ---------   -----------   ---------   -----------   ---------
                                                             (DOLLARS IN THOUSANDS)
Noninterest bearing demand
  deposits.......................  $  105,482        --%     $  106,320        --%      $100,968         --%
Interest-bearing demand
  deposits.......................     277,326       .96         276,522      1.20        230,098       3.27
Savings deposits.................      34,809       .29          36,765       .67         30,823       1.87
Time deposits....................     638,555      3.07         648,195      3.97        548,445       5.91
                                   ----------      ----      ----------      ----       --------       ----
          Total average
            deposits.............  $1,056,172      2.12%     $1,067,802      2.74%      $910,334       4.45%
                                   ==========      ====      ==========      ====       ========       ====

     Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represented 67.7% of our total deposits at December 31, 2003 compared to 73.5% at December 31, 2002. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 96.3% at December 31, 2003, compared to 102.8% at December 31, 2002. The maturity distribution of our time deposits over $100,000 at December 31, 2003 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

               AT DECEMBER 31, 2003
---------------------------------------------------
 UNDER       3-6      6-12       OVER
3 MONTHS   MONTHS    MONTHS    12 MONTHS    TOTAL
--------   -------   -------   ---------   --------
              (DOLLARS IN THOUSANDS)
$67,756..  $54,045   $52,546   $113,211    $287,558

     Approximately 23.6% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2003. We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

     Borrowed Funds. During 2003, average borrowed funds increased $19.3 million, or 12.6% to $171.9 million, from $152.6 million during 2002, which increased $49.0 million, or 57.1% from $85.8 million during 2001. The average rate paid on borrowed funds during 2003, 2002 and 2001 was 5.00%, 5.65%, and 5.82%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

     Borrowed funds as of December 31, 2003 consisted primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2003 and 2002:

                                                      2003                      2002
                                             -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED
YEAR                                         AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                         ------------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
2003.......................................        --%      $     --       4.96%      $ 18,660
2004.......................................      5.21         25,000       5.21         25,000
2005.......................................      1.16         25,000       4.15         59,000
2006.......................................      6.70            250       6.70            250
2008.......................................      5.74          5,500       5.74          5,500
2009.......................................      5.26          2,000       5.26          2,000
2010.......................................      6.22         31,340       6.22         31,340
2011.......................................      4.97         32,000       4.97         32,000
                                                            --------                  --------
Total......................................      4.60%      $121,090       4.98%      $173,750
                                                 ====       ========       ====       ========

     Certain advances are subject to call by the FHLB as follows: 2004, $115.8 million; 2005, $3.0 million; 2006, $250,000 and 2008 $2.0 million. The $115.8 million in FHLB advances subject to call during 2004 carry a weighted average interest rate of 4.51% ranging from 1.16% to 6.49%. We do not expect the FHLB to call these advances considering the current interest rate environment.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans, all with a carrying value of approximately $281.5 million at December 31, 2003. We have remaining approximately $18.0 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     In December 2003, we repaid $33.6 million in FHLB borrowings that carried an average interest rate of 6.33% and incurred a prepayment penalty of approximately $2.5 million. Overall, we reduced FHLB borrowings during 2003 by approximately $52.7 million with an average rate of 5.83%. An additional $25 million in FHLB borrowings will mature in April of 2004 with an average rate of 5.21%.

     As of December 31, 2003, we had borrowed $3.0 million in federal funds and entered security repurchase agreements totaling $7.8 million (See Note 7 to consolidated financial statements).

     We have available approximately $27.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Junior subordinated debentures owed to unconsolidated subsidiary trusts. We have formed two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which 100% of the common equity is owned by us. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2007 and July 25, 2006, respectively.

     In the fourth quarter of 2003, as a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, we were required to deconsolidate these subsidiary trusts from our financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on our financial statements or liquidity position since we continue to be obligated to repay the debentures held by the trusts, and we guarantee repayment of the trust preferred securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $31,000,000 to $31,959,000 upon deconsolidation with the difference representing our common ownership interest in the trusts.

     Stockholders' Equity. Stockholders' equity increased $23.6 million during 2003 to $100.1 million at December 31, 2003 from $76.5 million at December 31, 2002. The increase in stockholders' equity resulted primarily from net income of $17.5 million for the year ended December 31, 2003 and $6.2 million in proceeds from the issuance of our Series A Convertible Preferred Stock. As of December 31, 2003, we had 18,018,202 shares of common stock issued and 17,694,595 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of December 31, 2003, there were 78,835 shares held in treasury at a total cost of $501,000.

     In May 2003, we received $6.2 million in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends accrue on the liquidation value of $100 per share at the rate of LIBOR plus 5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each share of Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance we can redeem the preferred stock at the following prices stated as a percentage of the liquidation value: 2003 -- 105%; 2004 -- 104%; 2005 -- 103%;
2006 -- 102%; 2007, 101% -- 2008 and thereafter -- 100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock may be redeemed by us at a redemption price of 106%.

     On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participants are eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock," in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. The number of restricted shares outstanding as of December 31, 2003 was 142,500 and the remaining amount in the unearned restricted stock account was $648,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended December 31, 2003 and 2002, the Corporation had recognized $181,000 and $168,000, respectively, in restricted stock expense.

     We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who have attained the age of twenty-one and have completed a year of service. As of December 31, 2003, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2.1 million promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2003 totaled $78,000. Total contributions to the plan during 2003 totaled $254,000. Released shares are allocated to each eligible employee at the end of a plan year based on the ratio of employee's eligible compensation to total compensation. We recognize compensation expense during a period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report during a period for shares earned and committed to be released during the period is equal to the average fair value of these shares during the period. Compensation expense we recognized during the period ended December 31, 2003 and 2002 was $153,000 and $52,000, respectively. The ESOP shares as of December 31, 2003 were as follows:

                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
Allocated shares............................................        6,378
Estimated shares committed to be released...................       22,250
Unreleased shares...........................................      244,772
                                                               ----------
Total ESOP shares...........................................      273,400
                                                               ==========
Fair value of unreleased shares.............................   $2,080,000
                                                               ==========

     Regulatory Capital. The table below represents our and our wholly-owned banking subsidiary's actual regulatory and minimum regulatory capital requirements at December 31, 2003 (dollars in thousands):

                                                             FOR CAPITAL
                                                              ADEQUACY         TO BE WELL
                                             ACTUAL           PURPOSES         CAPITALIZED
                                        ----------------   ---------------   ---------------
                                         AMOUNT    RATIO   AMOUNT    RATIO   AMOUNT    RATIO
                                        --------   -----   -------   -----   -------   -----
Total Risk-Based Capital
  The Banc Corporation................  $130,048   14.07%  $73,969   8.00%   $92,462   10.00%
  The Bank............................   125,314   13.70    73,151   8.00     91,438   10.00
Tier 1 Risk-Based Capital
  The Banc Corporation................   116,526   12.60    36,985   4.00     55,477    6.00
  The Bank............................   113,715   12.44    36,575   4.00     54,863    6.00
Leverage Capital
  The Banc Corporation................   116,526    9.72    47,952   4.00     59,939    5.00
  The Bank............................   113,715    9.57    47,512   4.00     59,390    5.00

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors' products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes;
(10) changes in consumer spending and savings habits; and (11) regulatory, legal or judicial proceedings.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                    CONTENTS

Report of Independent Auditors..............................   37
Consolidated Statements of Financial Condition..............   38
Consolidated Statements of Operations.......................   39
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   40
Consolidated Statements of Cash Flows.......................   41
Notes to Consolidated Financial Statements..................   42

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiaries (Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
March 15, 2004

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $   31,679   $   45,365
Interest-bearing deposits in other banks....................      11,869       10,025
Federal funds sold..........................................          --       11,000
Securities available for sale...............................     141,601       71,129
Securities held to maturity (fair value of $1,867,000 in
  2002).....................................................          --        1,996
Mortgage loans held for sale................................       6,408          764
Loans.......................................................     857,854    1,139,835
Unearned income.............................................        (913)      (1,298)
                                                              ----------   ----------
Loans, net of unearned income...............................     856,941    1,138,537
Allowance for loan losses...................................     (25,174)     (27,766)
                                                              ----------   ----------
Net loans...................................................     831,767    1,110,771
Premises and equipment, net.................................      57,979       61,849
Accrued interest receivable.................................       5,042        6,903
Stock in FHLB and Federal Reserve Bank......................       8,499       10,903
Other assets................................................      76,782       76,095
                                                              ----------   ----------
         Total assets.......................................  $1,171,626   $1,406,800
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $   86,100   $  119,088
  Interest-bearing demand...................................     241,105      285,981
  Savings...................................................      31,691       35,146
  Time deposits $100,000 and over...........................     287,018      331,300
  Other time................................................     244,021      336,283
                                                              ----------   ----------
         Total deposits.....................................     889,935    1,107,798
Advances from FHLB..........................................     121,090      173,750
Federal funds borrowed and security repurchase agreements...      10,829        1,172
Long-term debt..............................................       1,925           --
Junior subordinated debentures owed to unconsolidated
  subsidiary trusts.........................................      31,959       31,959
Accrued expenses and other liabilities......................      15,766       15,580
                                                              ----------   ----------
         Total liabilities..................................   1,071,504    1,330,259
Stockholders' equity:
  Preferred stock, par value $.001 per share; shares
    authorized 5,000,000; shares issued 62,000 in 2003 and
    -0- in 2002.............................................          --           --
  Common stock, par value $.001 per share; shares authorized
    25,000,000; shares issued 18,018,202 in 2003 and
    18,009,002 in 2002; outstanding 17,694,595 in 2003 and
    17,605,124 in 2002......................................          18           18
  Surplus -- preferred......................................       6,193           --
          -- common stock...................................      68,363       68,315
  Retained earnings.........................................      28,851       11,571
  Accumulated other comprehensive (loss) income.............        (180)         550
  Treasury stock, at cost -- 78,835 and 136,856 shares,
    respectively............................................        (501)        (808)
  Unearned ESOP stock.......................................      (1,974)      (2,153)
  Unearned restricted stock.................................        (648)        (952)
                                                              ----------   ----------
         Total stockholders' equity.........................     100,122       76,541
                                                              ----------   ----------
         Total liabilities and stockholders' equity.........  $1,171,626   $1,406,800
                                                              ==========   ==========

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2003       2002        2001
                                                              --------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Interest income:
  Interest and fees on loans................................  $71,335    $ 84,337    $83,207
  Interest on taxable securities............................    3,696       2,857      4,736
  Interest on tax exempt securities.........................      185         392        476
  Interest on federal funds sold............................      298         350      1,310
  Interest and dividends on other investments...............      699         612        689
                                                              -------    --------    -------
  Total interest income.....................................   76,213      88,548     90,418

Interest expense:
  Interest on deposits......................................   22,368      29,276     40,525
  Interest expense on advances from FHLB and other borrowed
     funds..................................................    8,597       8,626      7,834
  Interest on subordinated debentures.......................    2,522       2,608      2,226
                                                              -------    --------    -------
  Total interest expense....................................   33,487      40,510     50,585
                                                              -------    --------    -------
Net interest income.........................................   42,726      48,038     39,833
Provision for loan losses...................................   20,975      51,852      7,454
                                                              -------    --------    -------
Net interest income (loss) after provision for loan
  losses....................................................   21,751      (3,814)    32,379

Noninterest income:
  Service charges and fees..................................    5,814       5,848      4,102
  Mortgage banking income...................................    4,034       3,253      1,692
  Securities gains..........................................      588         627      1,383
  Gain on sale of branches..................................   48,264          --         --
  Litigation settlement.....................................       --       1,082         --
  Other.....................................................    4,156       4,313      2,596
                                                              -------    --------    -------
  Total noninterest income..................................   62,856      15,123      9,773

Noninterest expense:
  Salaries and employee benefits............................   29,461      23,495     19,451
  Occupancy and equipment...................................    8,115       7,260      6,864
  Prepayment penalty on FHLB advances.......................    2,532          --         --
  Other.....................................................   17,822      11,914     12,182
                                                              -------    --------    -------
  Total noninterest expenses................................   57,930      42,669     38,497
                                                              -------    --------    -------
Income (loss) before income taxes...........................   26,677     (31,360)     3,655
Income tax expense (benefit)................................    9,178     (12,959)       966
                                                              -------    --------    -------
          Net income (loss).................................  $17,499    $(18,401)   $ 2,689
                                                              =======    ========    =======
Average common shares outstanding...........................   17,492      16,829     14,272
Average common shares outstanding, assuming dilution........   18,137      16,829     14,302
Basic net income (loss) per common share....................  $   .99    $  (1.09)   $   .19
Diluted net income (loss) per common share..................      .95       (1.09)       .19

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                     SURPLUS                        OTHER
                                      COMMON   -------------------   RETAINED   COMPREHENSIVE   TREASURY
                                      STOCK    COMMON    PREFERRED   EARNINGS   (LOSS) INCOME    STOCK
                                      ------   -------   ---------   --------   -------------   --------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2001..........   $14     $47,756    $   --     $27,640        $(325)       $(210)
  Comprehensive income:
    Net income......................    --          --        --       2,689           --           --
    Other comprehensive income net
      of tax of $2 unrealized gain
      on securities available for
      sale, arising during the
      period, net of
      reclassification adjustment...    --          --        --          --            3           --
  Comprehensive income..............
  Purchase of 137,650 shares of
    treasury stock..................    --          --        --          --           --         (780)
  Issuance of 10,000 shares of
    treasury stock..................    --          --        --          --           --           66
                                       ---     -------    ------     -------        -----        -----
Balance at December 31, 2001........    14      47,756        --      30,329         (322)        (924)
  Comprehensive income:
    Net loss........................    --          --        --     (18,401)          --           --
    Other comprehensive income net
      of tax of $581 unrealized gain
      on securities available for
      sale, arising during the
      period, net of
      reclassification adjustment...    --          --        --          --          872           --
  Comprehensive loss................
  Purchase of 22,624 shares of
    treasury stock..................    --          --        --          --           --         (164)
  Issuance of 53,418 shares of
    treasury stock..................    --          85        --          --           --          280
  Cash dividends declared, $0.02 per
    share...........................    --          --        --        (357)          --           --
  Issuance of 3,450,000 shares of
    common stock, net of direct
    costs...........................     4      19,246        --          --           --           --
  Issuance of 16,449 shares of
    common stock in business
    combinations....................    --         109        --          --           --           --
  Issuance of 157,500 shares of
    restricted common stock.........    --       1,120        --          --           --           --
  Amortization of unearned
    restricted stock................    --          --        --          --           --           --
  Purchase of 273,400 shares by
    ESOP............................    --          --        --          --           --           --
  Release of 6,378 shares by ESOP...    --          (1)       --          --           --           --
                                       ---     -------    ------     -------        -----        -----
Balance at December 31, 2002........    18      68,315        --      11,571          550         (808)
  Comprehensive income:
    Net income......................    --          --        --      17,499           --           --
    Other comprehensive loss net of
      tax benefit of $487 unrealized
      loss on securities available
      for sale, arising during the
      period, net of
      reclassification adjustment...    --          --        --          --         (730)          --
  Comprehensive income..............
  Issuance of 58,021 shares of
    treasury stock..................    --          42        --          --           --          307
  Preferred dividends declared......    --          --        --        (219)          --           --
  Issuance of 62,000 shares of
    preferred stock, net of direct
    costs...........................                --     6,193                                    --
  Stock options exercised...........    --         156        --          --           --           --
  Forfeiture of unearned restricted
    stock...........................    --        (123)       --          --           --           --
  Amortization of unearned
    restricted stock................    --          --        --          --           --           --
  Release of 22,250 shares by
    ESOP............................    --         (27)       --          --           --           --
                                       ---     -------    ------     -------        -----        -----
Balance at December 31, 2003........   $18     $68,363    $6,193     $28,851        $(180)       $(501)
                                       ===     =======    ======     =======        =====        =====


                                      UNEARNED    UNEARNED        TOTAL
                                        ESOP     RESTRICTED   STOCKHOLDERS'
                                       SHARES      STOCK         EQUITY
                                      --------   ----------   -------------
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2001..........       --          --       $ 74,875
  Comprehensive income:
    Net income......................       --          --          2,689
    Other comprehensive income net
      of tax of $2 unrealized gain
      on securities available for
      sale, arising during the
      period, net of
      reclassification adjustment...                   --              3
                                                                --------
  Comprehensive income..............                               2,692
  Purchase of 137,650 shares of
    treasury stock..................       --          --           (780)
  Issuance of 10,000 shares of
    treasury stock..................       --          --             66
                                       ------      ------       --------
Balance at December 31, 2001........       --          --         76,853
  Comprehensive income:
    Net loss........................       --          --        (18,401)
    Other comprehensive income net
      of tax of $581 unrealized gain
      on securities available for
      sale, arising during the
      period, net of
      reclassification adjustment...                                 872
                                                                --------
  Comprehensive loss................                             (17,529)
  Purchase of 22,624 shares of
    treasury stock..................       --          --           (164)
  Issuance of 53,418 shares of
    treasury stock..................                                 365
  Cash dividends declared, $0.02 per
    share...........................       --          --           (357)
  Issuance of 3,450,000 shares of
    common stock, net of direct
    costs...........................       --          --         19,250
  Issuance of 16,449 shares of
    common stock in business
    combinations....................       --          --            109
  Issuance of 157,500 shares of
    restricted common stock.........       --      (1,120)            --
  Amortization of unearned
    restricted stock................       --         168            168
  Purchase of 273,400 shares by
    ESOP............................   (2,205)         --         (2,205)
  Release of 6,378 shares by ESOP...       52          --             51
                                       ------      ------       --------
Balance at December 31, 2002........   (2,153)       (952)        76,541
  Comprehensive income:
    Net income......................       --          --         17,499
    Other comprehensive loss net of
      tax benefit of $487 unrealized
      loss on securities available
      for sale, arising during the
      period, net of
      reclassification adjustment...       --          --           (730)
                                                                --------
  Comprehensive income..............                              16,769
  Issuance of 58,021 shares of
    treasury stock..................       --          --            349
  Preferred dividends declared......       --          --           (219)
  Issuance of 62,000 shares of
    preferred stock, net of direct
    costs...........................       --          --          6,193
  Stock options exercised...........       --          --            156
  Forfeiture of unearned restricted
    stock...........................       --         123             --
  Amortization of unearned
    restricted stock................       --         181            181
  Release of 22,250 shares by
    ESOP............................      179          --            152
                                       ------      ------       --------
Balance at December 31, 2003........   (1,974)       (648)      $100,122
                                       ======      ======       ========

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $  17,499   $ (18,401)  $   2,689
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operations:
    Depreciation............................................      3,519       3,305       3,017
    Net premium amortization (discount accretion) on
       securities...........................................      1,021         403         (31)
    Gain on sale of securities..............................       (588)       (627)     (1,383)
    Provision for loan losses...............................     20,975      51,852       7,454
    Decrease in accrued interest receivable.................      1,087       1,071       1,053
    Deferred income tax expense (benefit)...................      2,936      (9,198)     (1,800)
    Gain on sale of branches................................    (48,264)         --          --
    Other operating activities, net.........................      7,379      (9,205)      1,566
    (Increase) decrease in mortgage loans held for sale.....     (5,570)        367       3,194
                                                              ---------   ---------   ---------
Net cash (used in) provided by operating activities.........         (6)     19,567      15,759
INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in other
  banks.....................................................     (1,844)     (9,530)      1,932
Decrease (increase) in federal funds sold...................     11,000       9,000     (16,880)
Proceeds from sales of securities available for sale........     40,902      17,403      68,786
Proceeds from maturities of securities available for sale...     68,692      35,914      96,406
Proceeds from sales of securities held to maturity..........      2,070          --          --
Purchase of securities available for sale...................   (174,484)    (51,644)   (136,916)
Purchase of securities held to maturity.....................         --      (1,996)         --
Net decrease (increase) in loans............................     14,417     (83,185)   (199,143)
Net cash received (paid) in branch sales and business
  combinations..............................................     36,703      (8,619)         --
Purchase of premises and equipment..........................     (7,165)    (14,236)     (7,617)
Other investing activities, net.............................      2,404     (16,586)         73
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................     (7,305)   (123,479)   (193,359)
FINANCING ACTIVITIES
Net increase in demand and savings deposits.................     92,998      17,388      73,102
Net(decrease) increase in time deposits.....................    (57,425)     60,684      51,829
(Decrease) increase in FHLB advances........................    (52,660)     22,600      31,600
Proceeds from note payable..................................      2,100      14,000          --
Principal payment on note payable...........................       (175)    (14,000)         --
Net increase in other borrowed funds........................      2,657         359         279
Proceeds from issuance of subordinated debentures...........         --          --      16,495
Proceeds from issuance of preferred stock...................      6,193          --          --
Proceeds from issuance of common stock......................        156      19,290          66
Purchase of treasury stock..................................         --        (164)       (780)
Cash dividends paid.........................................       (219)       (357)         --
Purchase of ESOP shares.....................................         --      (2,205)         --
                                                              ---------   ---------   ---------
         Net cash (used in) provided by financing
           activities.......................................     (6,375)    117,595     172,591
                                                              ---------   ---------   ---------
(Decrease) increase in cash and due from banks..............    (13,686)     13,683      (5,009)
Cash and due from banks at beginning of year................     45,365      31,682      36,691
                                                              ---------   ---------   ---------
Cash and due from banks at end of year......................  $  31,679   $  45,365   $  31,682
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $  35,963   $  41,395   $  48,339
  Income taxes..............................................      2,059       3,900       2,794
Assets acquired in business combinations....................         --     101,765          --
Liabilities assumed in business combinations................         --      93,146          --
Transfer of held to maturity securities to available for
  sale......................................................         --          --       4,389
Trade date purchase of debt securities not yet settled......     10,429          --          --
Trade date sale of debt securities not yet settled..........      3,067          --          --

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

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

  Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. (See Recent Accounting Pronouncements concerning FIN 46) All significant intercompany transactions or balances have been eliminated in consolidation.

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

     The Corporation's banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which is based on a percentage of deposits. The amount of the reserves at December 31, 2003 was approximately $26,000.

  Investment Securities

     Investment securities are classified at the time of purchase as either held to maturity, available for sale or trading. The Corporation defines held to maturity securities as debt securities which management has the positive intent and ability to hold to maturity.

     Held to maturity securities are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the effective yield method.

     Securities available for sale are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

gains and losses, net of deferred taxes, on securities available for sale are excluded from earnings and reported in accumulated other comprehensive (loss) income within stockholders' equity.

     Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

  Loans and Allowance for Loan Losses

     Loans are stated at the amount of unpaid principal including net deferred loan fees and costs, reduced by unearned income and an allowance for loan losses. The Corporation defers certain nonrefundable loan origination and commitment fees and the direct costs of originating or acquiring loans. The net deferred amount is amortized over the estimated lives of the related loans as an adjustment to yield. Interest income with respect to loans is accrued on the principal amount outstanding, except for loans classified nonaccrual.

     Accrual of interest is discontinued on loans which are past due greater than ninety days unless the loan is well secured and in the process of collection. "Well secured," means that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. "In the process of collection," means that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on these loans is reversed. Interest payments received on these loans are applied as a reduction of the loan principal balance. The Corporation determines past due status on a loan based on the contractual payment terms.

     Under the provisions of Statement of Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan," impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans, such as consumer installment and residential real estate mortgage loans, are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. Impaired loans and other nonaccrual loans are returned to accrual status if the loan is brought contractually current as to both principal and interest and repayment ability is demonstrated, or if the loan is in the process of collection and no loss is anticipated.

     The allowance for loan loss has been established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans.

     Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using a eight point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, are subject to review by the Corporation's internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss unless the loan has been specifically reviewed for impairment.

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

  Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Differences between the carrying amount of mortgage loans held for sale and the amounts received upon sale are credited or charged to income at the time the proceeds of the sale are collected and reflected in the statement of operations as mortgage banking income. The fair values are based on quoted market prices of similar loans, adjusted for differences in loan characteristics.

  Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated service lives of the assets using straight-line and accelerated methods, generally using five to forty years for premises and five to ten years for furniture and equipment.

     Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting there from is reflected in the statement of income.

  Intangible Assets

     At December 31, 2003 and 2002, goodwill, net of accumulated amortization, totaled $10,336,000 and $10,672,000, respectively. The Corporation adopted Financial Accounting Standards Board ("FASB") Statement 142 on January 1, 2002. Statement 142 requires goodwill and intangible assets with indefinite useful lives no longer to be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

     The Corporation has determined that its reporting units for purposes of this testing are its reportable segments: the Alabama Region and the Florida Region. Goodwill was allocated to each reporting unit based on locations of past acquisitions.

     The first step in testing requires that the fair value of each reporting unit be determined. If the carrying amount of any reporting unit exceeds its fair value, goodwill impairment may be indicated.

     The Corporation performed a transitional impairment test of goodwill as of January 1, 2002 using discounted cash flow methodology to determine the fair value of its reporting units which was compared to the carrying amount. The fair value exceeded the carrying amount and no impairment existed.

     The Corporation performs the annual impairment test as of December 31. As of December 31, 2003 and 2002, it was determined no impairment existed.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     At December 31, 2003, the Corporation also had $2,326,000 of core deposit intangibles from the CF Bancshares acquisition, which is being amortized over ten years. Amortization expense was $286,000 and $247,000, respectively for the years ended December 31, 2003 and 2002.

  Other Real Estate

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of other real estate are included in other expense. Other real estate totaled $5,806,000 and $2,360,000 at December 31, 2003 and 2002, respectively.

  Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

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

  Off-Balance Sheet Financial Instruments

     In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

  Per Share Amounts

     Earnings per share computations are based on the weighted average number of shares outstanding during the periods presented.

     Diluted earnings per share computations are based on the weighted average number of shares outstanding during the period, plus the dilutive effect of stock options, convertible preferred stock and restricted stock awards.

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

     Statement 123 requires the disclosure of pro forma net income and earnings per share determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of subjective assumptions. Because these assumptions are subjective, the effects of applying Statement 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years (see Note 10).

  Derivative Financial Instruments and Hedging Activities

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

     Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings during the period of change. Amounts recorded in other comprehensive income are amortized to earnings in the period or periods during which the hedged item impacts earnings. For derivative financial instruments not designated as a fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value.

     The Corporation formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering various hedge transactions. The Corporation performs an assessment, at inception and on an ongoing basis, at least quarterly, whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether it is expected to continue to be highly effective in the future.

     During 2003 and 2002, the Corporation entered into interest-rate swap agreements to manage interest-rate risk exposure. The interest-rate swap agreements utilized by the Corporation effectively modify the Corporation's exposure to interest risk by converting $11,000,000 fixed-rate certificates of deposit to a LIBOR floating rate. These derivative instruments are included in other assets or other liabilities at fair value on the statement of financial condition. For the year ended December 31, 2003 and 2002, there was no ineffectiveness recorded to earnings related to these fair value hedges.

  Recent Accounting Pronouncements

     In December 2003, the FASB revised SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

components of net period benefit cost and contributions if significantly different from previously reported amounts. See Note 24 for the additional pension and other postretirement benefit disclosures as the Corporation adopted the provisions of this Statement as of December 31, 2003.

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Provisions of Statement 145 that related to the rescission of Statement 4 were effective for financial statements issued by the Corporation after January 1, 2003. The adoption of Statement 145 did not have a material impact on the Corporation's financial condition or results of operations.

     On January 1, 2003, the Corporation adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing or other exit or disposal activity. Statement 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Corporation's financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation beginning January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Corporation, as part of its ongoing business operations, issues financial guarantees through its banking subsidiary in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation and receives a fee for this guarantee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At December 31, 2003, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at December 31, 2003 was $19.1 million, which represents the Corporation's maximum credit risk. At December 31, 2003, the Corporation had no significant liabilities or receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities." A variable interest entity is defined by Interpretation 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses at the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses.

     In previous financial statements, the Corporation had consolidated two trusts through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Corporation's subordinated debentures" in the statements of condition. In December 2003, the FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in revised FIN 46, the trusts should be deconsolidated, with the Corporation accounting for its investment in the trusts as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Corporation had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial statements presented have been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities. (See Note 9)

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2003 are as follows:

                                                              GROSS        GROSS      ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                  COST        GAINS        LOSSES       VALUE
                                                ---------   ----------   ----------   ---------
                                                                (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities......................  $ 72,261       $418         $161      $ 72,518
  State, county and municipal securities......     1,947         27           --         1,974
  Mortgage-backed securities..................    42,452        147          251        42,348
  Corporate debt..............................    14,716          1          339        14,378
  Other securities............................    10,524        101          242        10,383
                                                --------       ----         ----      --------
          Total...............................  $141,900       $694         $993      $141,601
                                                ========       ====         ====      ========

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2002 are as follows:

                                                               GROSS        GROSS      ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
                                                                 (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities.......................   $16,769       $157         $ 17       $16,909
  State, county and municipal securities.......     8,654        232           35         8,851
  Mortgage-backed securities...................    32,706        567           23        33,250
  Corporate debt...............................     6,516         32           --         6,548
  Other securities.............................     5,566          5           --         5,571
                                                  -------       ----         ----       -------
          Total................................   $70,211       $993         $ 75       $71,129
                                                  =======       ====         ====       =======
Investment securities held to maturity:
  Corporate debt...............................   $ 1,996       $ --         $129       $ 1,867
                                                  -------       ----         ----       -------
          Total................................   $ 1,996       $ --         $129       $ 1,867
                                                  =======       ====         ====       =======

     Securities with an amortized cost of $79,797,000 and $41,953,000 at December 31, 2003 and 2002, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

     The following table presents the age of gross unrealized losses and fair value by investment category.

                                                         DECEMBER 31, 2003
                                 -----------------------------------------------------------------
                                 LESS THAN 6 MONTHS       6 TO 9 MONTHS              TOTAL
                                 -------------------   --------------------   --------------------
                                  FAIR    UNREALIZED    FAIR     UNREALIZED    FAIR     UNREALIZED
                                 VALUE      LOSSES      VALUE      LOSSES      VALUE      LOSSES
                                 ------   ----------   -------   ----------   -------   ----------
U.S. agency securities.........  $   --      $ --      $ 4,849      $161      $ 4,849      $161
Mortgage-backed securities.....   3,355        83       14,707       168       18,062       251
Corporate debt.................   2,864       339           --        --        2,864       339
Other securities...............      --        --        8,022       242        8,022       242
                                 ------      ----      -------      ----      -------      ----
          Total................  $6,219      $422      $27,578      $571      $33,797      $993
                                 ======      ====      =======      ====      =======      ====

     Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses relate primarily to twelve securities issued by FNMA

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

and FHLMC and one trust preferred security. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

     The amortized cost and estimated fair values of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              SECURITIES AVAILABLE FOR SALE
                                                              ------------------------------
                                                               AMORTIZED         ESTIMATED
                                                                  COST          FAIR VALUE
                                                              ------------     -------------
                                                                      (IN THOUSANDS)
Due in one year or less.....................................    $     --         $     --
Due after one year through five years.......................       7,735            7,751
Due after five years through ten years......................      35,846           35,910
Due after ten years.........................................      55,867           55,592
Mortgage-backed securities..................................      42,452           42,348
                                                                --------         --------
                                                                $141,900         $141,601
                                                                ========         ========

     Gross realized gains on sales of investment securities available for sale in 2003, 2002 and 2001 were $791,000, $629,000 and $1,461,000, respectively, and gross realized losses for the same periods were $277,000, $2,000 and $78,000, respectively.

     In 2003, the Corporation realized a gain of $74,000 on the sale of a security classified as held-to-maturity. The security had a net carrying value of $1,996,000.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

     The components of other comprehensive income for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                         PRE-TAX   INCOME TAX     NET OF
                                                         AMOUNT     EXPENSE     INCOME TAX
                                                         -------   ----------   ----------
                                                                  (IN THOUSANDS)
2003
Unrealized loss on available for sale securities.......  $  (704)    $(297)       $ (407)
Less reclassification adjustment for gains realized in
  net income...........................................      513       190           323
                                                         -------     -----        ------
          Net unrealized loss..........................  $(1,217)    $(487)       $ (730)
                                                         =======     =====        ======
2002
Unrealized gain on available for sale securities.......  $ 2,080     $ 813        $1,267
Less reclassification adjustment for gains realized in
  net loss.............................................      627       232           395
                                                         -------     -----        ------
          Net unrealized gain..........................  $ 1,453     $ 581        $  872
                                                         =======     =====        ======
2001
Unrealized gain on available for sale securities.......  $ 1,388     $ 527        $  861
Less reclassification adjustment for gains realized in
  net loss.............................................    1,383       525           858
                                                         -------     -----        ------
          Net unrealized gain..........................  $     5     $   2        $    3
                                                         =======     =====        ======

3.  LOANS

     At December 31, 2003 and 2002 the composition of the loan portfolio was as follows:

                                                                2003        2002
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Commercial and industrial...................................  $142,072   $  213,210
Real estate -- construction and land development............   147,917      212,818
Real estate -- mortgage
  Single-family.............................................   231,064      272,899
  Commercial................................................   250,032      317,359
  Other.....................................................    31,645       38,220
Consumer....................................................    46,201       79,398
All other loans.............................................     8,923        5,931
                                                              --------   ----------
          Total loans.......................................  $857,854   $1,139,835
                                                              ========   ==========

     At December 31, 2003 and 2002 the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $25,400,000 and $26,400,000, respectively. At December 31, 2003 and 2002, there was approximately $7,700,000 and $9,300,000, respectively, in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2003, 2002 and 2001 was approximately $28,318,000, $16,175,000 and $12,500,000, respectively. Interest income recognized on loans considered impaired totaled approximately $87,000, $575,000 and $385,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The additional amount of interest that would have been recorded during 2003 and 2002 if these loans had been on accrual status was approximately $1,800,000 and $600,000.

     The Corporation had no commitments to loan additional funds to the borrowers whose loans were impaired at December 31, 2003.

                     THE BANC CORPORATION AND SUBSIDIARIES

4.  ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 follows:

                                                            2003       2002      2001
                                                          --------   --------   -------
                                                                 (IN THOUSANDS)
Balance at beginning of year............................  $ 27,766   $ 12,546   $ 8,959
  Allowance of acquired bank............................        --      1,059        --
  Allowance of sold branches............................      (102)        --        --
  Provision for loan losses.............................    20,975     51,852     7,454
  Loan charge-offs......................................   (24,450)   (38,098)   (4,314)
  Recoveries............................................       985        407       447
                                                          --------   --------   -------
Balance at end of year..................................  $ 25,174   $ 27,766   $12,546
                                                          ========   ========   =======

5.  PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 2003 and 2002 are as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $  6,964   $  9,888
Premises....................................................    45,415     46,827
Furniture and equipment.....................................    15,059     17,167
                                                              --------   --------
                                                                67,438     73,882
Less accumulated depreciation and amortization..............   (12,163)   (13,046)
                                                              --------   --------
Net book value of premises and equipment in service.........    55,275     60,836
Construction in process.....................................     2,704      1,013
                                                              --------   --------
          Total.............................................  $ 57,979   $ 61,849
                                                              ========   ========

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3,519,000, $3,305,000 and $3,017,000, respectively.

     Future minimum lease payments under operating leases are summarized as follows:

                                                             PROPERTY   EQUIPMENT   TOTAL
                                                             --------   ---------   ------
                                                                    (IN THOUSANDS)
Year ending December 31
  2004.....................................................   $  284      $185      $  469
  2005.....................................................      216       115         331
  2006.....................................................      214        --         214
  2007.....................................................      218        --         218
  2008.....................................................      168        --         168
  2009 and thereafter......................................      722        --         722
                                                              ------      ----      ------
          Total minimum lease payments.....................   $1,822      $300      $2,122
                                                              ======      ====      ======

     Rental expense relating to operating leases amounted to approximately $388,000, $766,000 and $918,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

6.  DEPOSITS

     The following schedule details interest expense on deposits:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2003      2002      2001
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Interest-bearing demand...................................  $ 2,651   $ 3,308   $ 7,523
Savings...................................................      100       247       575
Time deposits $100,000 and over...........................   10,151    10,701     9,955
Other time................................................    9,466    15,020    22,472
                                                            -------   -------   -------
          Total...........................................  $22,368   $29,276   $40,525
                                                            =======   =======   =======

     At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004........................................................  $309,266
2005........................................................    89,623
2006........................................................    73,578
2007........................................................    33,370
2008........................................................    17,285
2009 and thereafter.........................................     7,917
                                                              --------
                                                              $531,039
                                                              ========

7.  FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

     Detail of Federal funds borrowed and security repurchase agreements follows:

                                                               2003     2002
                                                              ------   ------
                                                              (IN THOUSANDS)
Balance at December 31:
  Federal funds borrowed....................................  $3,000   $   --
  Security repurchase agreements............................   7,829    1,172
Maximum outstanding at any month end:
  Federal funds borrowed....................................   3,000    5,000
  Security repurchase agreements............................   7,829    1,720
Daily average amount outstanding:
  Federal funds borrowed....................................      25    1,452
  Security repurchase agreements............................   1,162    1,222
Weighted daily average interest rate:
  Federal funds borrowed....................................    1.41%    1.51%
  Security repurchase agreements............................    1.17     1.67
Weighted daily interest rate for amounts outstanding at
  December 31:
  Federal funds borrowed....................................    1.30%      --%
  Security repurchase agreements............................    2.64     1.38

                     THE BANC CORPORATION AND SUBSIDIARIES

8.  ADVANCES FROM FEDERAL HOME LOAN BANK

     The following is a summary, by year of maturity, of advances from the Federal Home Loan Bank ("FHLB") as of December 31, 2003 and 2002 (in thousands):

                                                      2003                      2002
                                             -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED
YEAR                                         AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                         ------------   --------   ------------   --------
                                                              (IN THOUSANDS)
2003.......................................        --%      $     --       4.96%      $ 18,660
2004.......................................      5.21         25,000       5.21         25,000
2005.......................................      1.16         25,000       4.15         59,000
2006.......................................      6.70            250       6.70            250
2008.......................................      5.74          5,500       5.74          5,500
2009.......................................      5.26          2,000       5.26          2,000
2010.......................................      6.22         31,340       6.22         31,340
2011.......................................      4.97         32,000       4.97         32,000
                                                 ----       --------       ----       --------
          Total............................      4.60%      $121,090       4.98%      $173,750
                                                 ====       ========       ====       ========

     The above schedule is by contractual maturity. Call dates for the above are as follows: 2004, $115,840,000; 2005, $3,000,000; 2006, $250,000; and 2008
$2,000,000.

     The advances are secured by a blanket lien on certain residential and commercial real estate loans with an aggregate carrying value of approximately $281,465,000 at December 31, 2003.

     The Corporation's banking subsidiary repaid approximately $33,600,000 in FHLB borrowings in December 2003 that carried an average interest rate of 6.33% and incurred a prepayment penalty of $2,532,000.

9.  JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

     The Corporation has formed two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2007 and July 25, 2006, respectively.

     As a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, the Corporation was required to deconsolidate these subsidiary trusts from its financial statements in the fourth quarter of 2003. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Corporation's financial statements or liquidity position, since the Corporation continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the trust preferred securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $31,000,000 to $31,959,000 upon deconsolidation, with the difference representing the Corporation's common ownership interest in the trusts. The trust preferred securities held by the trusts qualify

                     THE BANC CORPORATION AND SUBSIDIARIES

9. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS -- (CONTINUED)

as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If it were determined that the capital securities no longer qualify as Tier 1 capital, the effect would be material to the Corporation's regulatory capital levels. However, this would not lower the Corporation's Tier I capital levels below the minimum standards to be considered "well capitalized" under regulatory capital standards (See Note 16).

     Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
10.6% junior subordinated debentures owed to TBC Capital
  Statutory Trust II due September 7, 2030..................  $15,464   $15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed
  to TBC Capital Statutory Trust III due July 25, 2031......   16,495    16,495
                                                              -------   -------
Total junior subordinated debentures owed to unconsolidated
  subsidiary trusts.........................................  $31,959   $31,959
                                                              =======   =======

     As of December 31, 2003 and 2002, the interest rate on the $16,495,000 subordinated debentures was 4.90% and 5.61%, respectively.

     Currently, the Corporation must obtain regulatory approval prior to paying any dividends or making any distributions on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January and March, 2004.

10.  CASH AND STOCK INCENTIVE PLANS

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

                     THE BANC CORPORATION AND SUBSIDIARIES

10.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)



date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the anniversary of the grant date.

                                                               DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2003                     2002                     2001
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                   NUMBER       PRICE       NUMBER       PRICE       NUMBER       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
Under option, beginning of
  year.........................   1,408,009     $6.76      1,032,009     $6.44        981,509     $8.99
  Granted......................      33,500      6.99        401,000      7.56        735,000      6.58
  Exercised....................     (24,200)     6.50             --        --             --        --
  Cancelled....................          --        --             --        --       (566,000)    10.87
  Forfeited....................    (220,800)     6.75        (25,000)     6.48       (118,500)     7.25
                                 ----------               ----------               ----------
Under option, end of year......   1,196,509      6.77      1,408,009      6.76      1,032,009      6.44
                                 ==========               ==========               ==========
Exercisable at end of year.....     695,909                  553,309                  283,209
                                 ==========               ==========               ==========
Weighted-average fair value per
  option of options granted
  during the year..............  $     2.75               $     2.95               $     2.71
                                 ==========               ==========               ==========

     On December 31, 2001, the Corporation cancelled previously issued stock options covering 566,000 shares. The most recent option grant date prior to the cancellation was June 19, 2001, consistent with the Corporation's normal timing for grants.

     A further summary about options outstanding at December 31, 2003 is as follows:

                                                                         OPTIONS OUTSTANDING
                                                              -----------------------------------------
                                                                              WEIGHTED-
                                                                               AVERAGE
                                                                NUMBER       CONTRACTUAL      NUMBER
EXERCISE PRICE                                                OUTSTANDING   LIFE IN YEARS   EXERCISABLE
--------------                                                -----------   -------------   -----------
$4.87.......................................................       1,000        9.25              200
 5.68.......................................................      50,000        7.04           30,000
 5.98.......................................................       5,000        9.07            1,000
 6.00.......................................................     170,500        6.47          138,400
 6.24.......................................................      29,009        2.50           29,009
 6.50.......................................................      25,000        8.21           10,000
 6.54.......................................................       5,000        9.63            1,000
 6.65.......................................................     581,000        7.47          354,600
 6.71.......................................................       5,000        9.54            1,000
 7.00.......................................................       3,000        6.22            2,400
 7.61.......................................................      17,500        8.96            3,500
 7.67.......................................................     304,500        8.58          124,800
                                                               ---------                      -------
                                                               1,196,509                      695,909
                                                               =========                      =======

     As of December 31, 2003 there were approximately 136,000 shares of the Corporation's common stock available for future grants.

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation

                     THE BANC CORPORATION AND SUBSIDIARIES

10.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)



recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2003, 2002 and 2001. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             2003       2002      2001
                                                            -------   --------   ------
Net income (loss):
  As reported.............................................  $17,499   $(18,401)  $2,689
  Pro forma...............................................   16,410    (19,231)   2,254
Basic net income (loss) per share:
  As reported.............................................  $   .99   $  (1.09)  $  .19
  Pro forma...............................................      .93      (1.14)     .16
Diluted net income (loss) per share:
  As reported.............................................      .95      (1.09)     .19
  Pro forma...............................................      .89      (1.14)     .16

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for:

                                                              2003    2002    2001
                                                              ----    ----    ----
Risk free interest rate.....................................  4.15%   3.92%   4.60%
Volatility factory..........................................   .33%    .28%    .29%
Weighted average life of options (in years).................  6.00    6.00    6.00
Dividend yield..............................................  0.00%   0.00%   0.00%

     On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock," in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of December 31, 2003 were 142,500 and the remaining amount in the unearned restricted stock account is $648,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the period ended December 31, 2003 and 2002, the Corporation has recognized $181,000 and $168,000, respectively, in restricted stock expense.

     The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of December 31, 2003, the ESOP has been internally leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as long-term debt on the Corporation's

                     THE BANC CORPORATION AND SUBSIDIARIES

10.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)



statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2003 totaled $78,000. Total contributions to the plan during 2003 totaled $254,000. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2003 and 2002 was $153,000 and $52,000, respectively. The ESOP shares as of December 31, 2003 and 2002 were as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Allocated shares............................................        6,378             --
Estimated shares committed to be released...................       22,250          6,378
Unreleased shares...........................................      244,772        267,022
                                                               ----------     ----------
          Total ESOP shares.................................      273,400        273,400
                                                               ==========     ==========
          Fair value of unreleased shares...................   $2,080,000     $2,072,000
                                                               ==========     ==========

11.  RETIREMENT PLANS

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $347,000, $255,000 and $243,000 in 2003, 2002 and 2001, respectively.

     In September 2003, the federal bank regulatory agencies published a formal position regarding the accounting treatment for certain indexed retirement plans sponsored by banks. The Corporation has such plans that were established for the benefit of certain directors and executive officers by the Corporation in the years 1998, 1999 and 2002. Generally, the plans provide a retirement benefit that is divided into a primary and secondary benefit. The primary benefit represents the cumulative amount of excess earnings over the amount of estimated opportunity cost from a related life insurance asset through the participants' retirement date. This amount will be paid to the participant in equal installments ranging from 10 - 15 years. The secondary benefit results from the continuing excess earnings on the life insurance assets, if any, over the opportunity cost and will be paid to the participant after retirement for periods ranging from 10 years to life.

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

     The Corporation has estimated and accrued the present value of the future benefits that are expected to be paid. As of September 30, 2003, and for the three month period then ended, the Corporation accrued an additional deferred compensation liability of approximately $1.9 million before tax and $1.2 million after tax

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  RETIREMENT PLANS -- (CONTINUED)

related to the fiscal years 1998 through 2002. This amount was considered by management and the Corporation's audit committee to be immaterial to the current and prior period financial statements; therefore, no restatement of prior periods was necessary.

     In connection with the plans, the Corporation has purchased single premium life insurance policies with cash surrender values of approximately $13,900,000 and $13,450,000 at December 31, 2003 and 2002, respectively. Compensation expense related to these plans totaled $3,502,000, $669,000 and $378,000 for 2003, 2002 and 2001, respectively.

12.  INCOME TAXES

     The components of the income tax expense (benefit) are as follows:

                                                              2003      2002      2001
                                                             ------   --------   ------
                                                                   (IN THOUSANDS)
Current:
  Federal..................................................  $6,039   $ (3,355)  $2,335
  State....................................................     203       (406)     431
                                                             ------   --------   ------
Total current expense (benefit)............................   6,242     (3,761)   2,766
Deferred:
  Federal..................................................   2,031     (7,806)  (1,725)
  State....................................................     905     (1,392)     (75)
                                                             ------   --------   ------
          Deferred tax expense (benefit)...................   2,936     (9,198)  (1,800)
                                                             ------   --------   ------
          Total income tax expense (benefit)...............  $9,178   $(12,959)  $  966
                                                             ======   ========   ======

     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Rehabilitation tax credit.................................  $ 1,808   $ 4,633
  Provision for loan losses.................................    9,566    10,274
  Deferred compensation.....................................    2,027       683
  Interest on nonaccruing loans.............................      955       408
  Net state operating loss carryforward.....................      125       713
  Alternative minimum tax credit carryover..................      405       465
  Unrealized loss on securities.............................      120        --
  Other.....................................................      914       927
                                                              -------   -------
          Total deferred tax assets.........................   15,920    18,103
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................    2,867     2,633
  Depreciation..............................................      911       628
  Unrealized gain on securities.............................       --       367
  Other.....................................................      413       297
                                                              -------   -------
          Total deferred tax liabilities....................    4,191     3,925
                                                              -------   -------
          Net deferred tax asset............................  $11,729   $14,178
                                                              =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

12.  INCOME TAXES -- (CONTINUED)

     The effective tax rate differs from the expected tax using statutory rate. Reconciliation between the expected tax and the actual income tax expense (benefit) follows:

                                                              2003      2002      2001
                                                             ------   --------   ------
                                                                   (IN THOUSANDS)
Expected tax expense (benefit) at statutory rate of income
  (loss) before taxes......................................  $9,337   $(10,662)  $1,243
Add (deduct):
  Rehabilitation tax credit................................    (960)      (384)    (522)
  State income taxes, net of federal tax benefit...........     720     (1,115)     106
  Effect of interest income exempt from Federal income
     taxes.................................................    (149)      (182)    (214)
  Basis reduction..........................................     336        131      178
  Increase in cash surrender value of life insurance.......    (574)      (414)    (202)
  Other items -- net.......................................     468       (333)     377
                                                             ------   --------   ------
Income tax expense (benefit)...............................  $9,178   $(12,959)  $  966
                                                             ======   ========   ======

     The federal statutory rate for the Corporation was 35% in 2003 and 34% in 2002 and 2001.

     The Corporation has net operating loss carryforwards of approximately $2,500,000 for Florida state tax purposes which can be carried forward nineteen years.

     The Corporation has available at December 31, 2003 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows:

                                                              (IN THOUSANDS)
Year of expiration:
  2021......................................................      $  464
  2022......................................................         384
  2023......................................................         960
                                                                  ------
                                                                  $1,808
                                                                  ======

     This credit was established as a result of the restoration and enhancement of the John A. Hand Building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 2003. The Corporation is required to reduce its tax basis in the John A. Hand Building by the amount of the credit.

     Applicable income tax expense of $217,000, $232,000 and $525,000 on securities gains for the years ended December 31, 2003, 2002 and 2001, respectively, is included in income taxes.

13.  RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to

                     THE BANC CORPORATION AND SUBSIDIARIES

13.  RELATED PARTY TRANSACTIONS -- (CONTINUED)

such related parties at December 31, 2003 and 2002 was $14,446,000 and $12,739,000, respectively. Activity during the year ended December 31, 2003 is summarized as follows (in thousands):

  BALANCE                                          BALANCE
DECEMBER 31,                            OTHER    DECEMBER 31,
    2002       ADVANCES   REPAYMENTS   CHANGES       2003
------------   --------   ----------   -------   ------------
 $12,729        $7,250     $(5,157)     $(376)     $14,446
  =======       ======     =======      =====      =======

     At December 31, 2003, the deposits of such related parties in the subsidiary banks amounted to approximately $5,972,000.

     In July 1998, prior to its acquisition by the Corporation, Emerald Coast Bancshares, Inc. sold the land and building of its main office building and two branch offices to an entity under the control of certain members of Emerald Coast Bancshares' Board of Directors for their fair value of approximately $3,794,700. The sales were accounted for under a sale-leaseback arrangement. Rental expense under these operating leases amounted to approximately $175,000 in 2002 and $473,000 in 2001, respectively.

     In June 2002, The Bank purchased these properties for their fair value of $3,892,200.

     The Corporation sold commercial real estate to certain directors realizing gains of $305,000 in 2001. The Corporation received consideration of $650,000 in 2001 for the commercial real estate sales.

     During 2003 and 2002, the Corporation received from an affiliated company $180,000 in rental income and, through its real estate management subsidiary, $128,000 and $105,000, respectively, in personnel and management related fees. As of December 31, 2003 and 2002, approximately $59,000 and $156,000, respectively, in receivables were due from the affiliated company. These respective receivables have been paid in full subsequent to December 31, 2003 and 2002 in the normal course of business.

     On September 27, 2002, The Bank sold an undivided 87.5% ownership interest in a $4 million loan that was held in our portfolio to an entity controlled by a director of the Corporation for $3.5 million. The sale was nonrecourse and no gain or loss was recognized.

     An insurance agency owned by one of the Corporation's directors received commissions of approximately $92,315 and $138,981 from the sale of insurance to The Banc Corporation during 2002 and 2003, respectively.

     The Corporation believes that all of the foregoing transactions were made on terms and conditions reflective of arms' length transactions.

14.  COMMITMENTS AND CONTINGENCIES

     The consolidated financial statements do not reflect the Corporation's various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. The following is a summary of the Corporation's maximum exposure to credit loss for loan commitments and standby letters of credit:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Commitments to extend credit................................  $120,401   $158,493
Standby letters of credit...................................    19,045     26,329

     Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Corporation's credit policies and procedures for credit

                     THE BANC CORPORATION AND SUBSIDIARIES

14.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

     During 2001, 2002 and 2003, the Corporation settled various litigation matters. Additionally, Preston Peete v. The Bank et al., Case No. CV-00-804, Circuit Court of Morgan County, Alabama, was tried to a jury verdict on November 16, 2001, resulting in a judgment against The Bank for approximately $211,000 in compensatory damages and $422,000 in punitive damages and a judgment in favor of The Bank against Mr. Peete in the amount of $105,000. The net amount awarded to Mr. Peete totaled approximately $528,000. The Corporation adequately provided for estimated loss exposure from these settlements and judgments in the 2001 consolidated financial statements.

     The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

     On December 22, 2003 the Corporation's subsidiary initiated an investment security trade and is committed to purchase a $10,000,000 par value government agency security for $9,995,000 to settle on January 15, 2004, the security's original issue date.

15.  BUSINESS COMBINATIONS AND BRANCH SALES

     On August 29, 2003, the Corporation's banking subsidiary sold seven branches of the Bank, known as the Emerald Coast branches of The Bank, serving the markets from Destin to Panama City, Florida for a $46,800,000 deposit premium. These branches had assets of approximately $234,000,000 and liabilities of $209,000,000. The Corporation realized a $46,018,000 pre-tax gain on the sale.

     On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke, Alabama branch, which had assets of approximately $9,800,000 and liabilities of $44,672,000. The Corporation realized a $2,246,000 pre-tax gain on the sale.

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

     The total cost of the CF Bancshares acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,449 shares of Corporation common stock valued at $108,563. The value of common stock issued was determined based on the average of the last sales price for the twenty (20) consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consists of goodwill. The Corporation's consolidated financial statements for the year ended December 31, 2002 include the results of operations of CF Bancshares only for the period February 15, 2002 to December 31, 2002.

     The following unaudited summary information presents the consolidated results of operations of the Corporation on a pro forma basis, as if CF Bancshares had been acquired on January 1, 2001. The pro forma

                     THE BANC CORPORATION AND SUBSIDIARIES

15.  BUSINESS COMBINATIONS AND BRANCH SALES -- (CONTINUED)

summary does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred as of the beginning of the period presented, or the results that may occur in the future.

                                                               FOR THE TWELVE-MONTH
                                                                  PERIODS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Interest income.............................................   $ 89,364     $98,069
Interest expense............................................     40,858      54,955
                                                               --------     -------
     Net interest income....................................     48,506      43,114
Provision for loan losses...................................     52,669       7,700
Noninterest income..........................................     15,293      10,580
Noninterest expense.........................................     43,905      41,120
                                                               --------     -------
  (Loss) income before income taxes.........................    (32,775)      4,874
Income tax (benefit) expense................................    (13,399)      1,580
                                                               --------     -------
     Net (loss) income......................................   $(19,376)    $ 3,294
                                                               ========     =======
     Basic and diluted net (loss) income per common share...   $  (1.15)    $   .23
                                                               ========     =======

16.  REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiary. Currently, the Corporation and its subsidiary must obtain regulatory approval prior to paying any dividends or distributions on the Corporation's or its subsidiary's common stock, preferred stock or our trust preferred securities.

     The Corporation and its subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Corporation's and its subsidiary's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and its subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and its subsidiary met all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the subsidiary's primary regulators categorized the subsidiary as "adequately capitalized" under the regulatory framework for prompt corrective action. This notification was received in the first quarter of 2003; the Corporation received a current notification in the first quarter of 2004, stating that the Corporation exceeded the minimum guidelines to be "well capitalized." At December 31, 2003, the Corporation and its banking subsidiary exceeded the minimum standards to be considered "well capitalized"

                     THE BANC CORPORATION AND SUBSIDIARIES

16.  REGULATORY RESTRICTIONS -- (CONTINUED)

under regulatory guidelines. The table below represents the Corporation's and its subsidiary's regulatory and minimum regulatory capital requirements at December 31, 2003 and 2002:

                                                                                TO BE WELL
                                                            FOR CAPITAL        CAPITALIZED
                                                             ADEQUACY          UNDER PROMPT
                                            ACTUAL           PURPOSES       CORRECTIVE ACTION
                                       ----------------   ---------------   ------------------
                                        AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                       --------   -----   -------   -----   ---------   ------
                                                           (IN THOUSANDS)
AS OF DECEMBER 31, 2003
Total Capital (to Risk Weighted
  Assets)
  Corporation........................  $130,048   14.07%  $73,969   8.00%   $ 92,462    10.00%
  The Bank...........................   125,314   13.70    73,151   8.00      91,438    10.00
Tier I Capital (to Risk Weighted
  Assets)
  Corporation........................   116,526   12.60    36,985   4.00      55,477     6.00
  The Bank...........................   113,715   12.44    36,575   4.00      54,863     6.00
Tier I Capital (to Average Assets)
  Corporation........................   116,526    9.72    47,952   4.00      59,939     5.00
  The Bank...........................   113,715    9.57    47,512   4.00      59,390     5.00
AS OF DECEMBER 31, 2002
Total Capital (to Risk Weighted
  Assets)
  Corporation........................  $101,934    8.83%  $92,348   8.00%   $115,435    10.00%
  The Bank...........................    92,332    8.08    91,396   8.00     114,246    10.00
Tier I Capital (to Risk Weighted
  Assets)
  Corporation........................    75,188    6.51    46,174   4.00      69,261     6.00
  The Bank...........................    77,883    6.82    45,698   4.00      68,547     6.00
Tier I Capital (to Average Assets)
  Corporation........................    75,188    5.45    55,212   4.00      69,015     5.00
  The Bank...........................    77,883    5.66    55,054   4.00      68,817     5.00

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                     THE BANC CORPORATION AND SUBSIDIARIES

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

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

     Federal funds borrowed and security repurchase agreements. The carrying amount of federal funds borrowed and security repurchase agreements approximate their fair values.

     Long-term debt. The carrying amount of long-term debt approximates its fair values.

     Subordinated debentures. Rates currently available to the Corporation for preferred offerings with similar terms and maturities are used to estimate fair value.

     Interest rate swaps. Fair values for interest rate swaps are based on quoted market prices.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values of the Corporation's financial instruments are as follows:

                                              DECEMBER 31, 2003       DECEMBER 31, 2002
                                             -------------------   -----------------------
                                             CARRYING     FAIR      CARRYING       FAIR
                                              AMOUNT     VALUE       AMOUNT       VALUE
                                             --------   --------   ----------   ----------
                                                            (IN THOUSANDS)
Financial assets:
  Cash and due from banks..................  $ 31,679   $ 31,679   $   45,365   $   45,365
  Interest bearing deposits in other
     banks.................................    11,869     11,869       10,025       10,025
  Federal funds sold.......................        --         --       11,000       11,000
  Securities available for sale............   141,601    141,601       71,129       71,129
  Securities held to maturity..............        --         --        1,996        1,867
  Mortgage loans held for sale.............     6,408      6,408          764          764
  Net loans................................   831,767    830,743    1,110,771    1,119,069
  Stock in FHLB and Federal Reserve Bank...     8,499      8,499       10,903       10,903
  Accrued interest receivable..............     5,042      5,042        6,876        6,876
Financial liabilities:
  Deposits.................................   889,935    912,687    1,107,798    1,119,296
  Advances from FHLB.......................   121,090    129,839      173,750      188,351
  Federal funds borrowed and security
     repurchase agreements.................    10,829     10,829        1,172        1,172
  Long-term debt...........................     1,925      1,925           --           --
  Junior subordinated debentures owed to
     unconsolidated subsidiary trusts......    31,959     34,149       31,959       33,945
  Interest rate swaps......................        93         93           --           --

18.  OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2003      2002      2001
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Professional fees.........................................  $ 4,147   $ 2,288   $ 1,984
Directors fees............................................      387       348       475
Insurance and assessments.................................    2,631     1,025       800
Postage, stationery and supplies..........................      751     1,462     1,250
Advertising...............................................    1,112       714       555
Foreclosure losses........................................    1,054       837     1,033
Fraud loss and litigation settlement......................      160        --       936
Other operating expense...................................    7,580     5,240     5,149
                                                            -------   -------   -------
          Total...........................................  $17,822   $11,914   $12,182
                                                            =======   =======   =======

19.  CONCENTRATIONS OF CREDIT RISK

     All of the Corporation's loans, commitments and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type of loan or commitment are set forth in Notes 3 and 14, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

19.  CONCENTRATIONS OF CREDIT RISK -- (CONTINUED)

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

20.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic net income(loss) per common share and diluted net income(loss) per common share:

                                                             2003       2002      2001
                                                            -------   --------   ------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  Net income (loss).......................................  $17,499   $(18,401)  $2,689
  Less preferred dividends................................     (219)        --       --
                                                            -------   --------   ------
  For basic and diluted, net income (loss) applicable to
     common stock.........................................  $17,280   $(18,401)  $2,689
                                                            =======   ========   ======
Denominator:
  For basic, weighted average common shares outstanding...   17,492     16,829   14,272
  Effect of dilutive stock options........................      193         --       30
  Effect of convertible preferred stock...................      452         --       --
                                                            -------   --------   ------
  Average common shares outstanding, assuming dilution....   18,137     16,829   14,302
                                                            =======   ========   ======
          Basic net income (loss) per common share........  $   .99   $  (1.09)  $  .19
                                                            =======   ========   ======
          Diluted net income (loss) per common share......  $   .95   $  (1.09)  $  .19
                                                            =======   ========   ======

     Basic net income per common share is calculated by dividing net income, less dividend requirements on outstanding convertible preferred stock, by the weighted average number of common shares outstanding for the period.

     Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 248,000 shares of common stock were not included in computing diluted net income per share for the year ended December 31, 2002 because their effects were antidilutive.

                     THE BANC CORPORATION AND SUBSIDIARIES

21.  PARENT COMPANY

     The condensed financial information for The Banc Corporation (Parent Company only) is presented as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $  2,209   $    893
  Investment in subsidiaries................................   127,437     97,909
  Intangibles, net..........................................       214        214
  Premises and equipment -- net.............................     5,806      8,629
  Other assets..............................................     3,724      2,510
                                                              --------   --------
                                                              $139,390   $110,155
                                                              ========   ========
Liabilities:
  Accrued expenses and other liabilities....................  $  5,384   $  1,655
  Note payable..............................................     1,925         --
  Subordinated debentures...................................    31,959     31,959
Stockholders' equity........................................   100,122     76,541
                                                              --------   --------
                                                              $139,390   $110,155
                                                              ========   ========

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            2003       2002      2001
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
STATEMENTS OF OPERATIONS
Income:
  Dividends from subsidiaries............................  $    75   $     47   $    67
  Interest...............................................       19         78        80
  Other income...........................................    3,315      2,699     2,366
                                                           -------   --------   -------
                                                             3,409      2,824     2,513
Expense:
  Directors' fees........................................       45         48        42
  Salaries and benefits..................................    6,792      3,228     2,147
  Occupancy expense......................................      654        470       355
  Interest expense.......................................    2,600      2,733     2,353
  Other..................................................    1,240        780       844
                                                           -------   --------   -------
                                                            11,331      7,259     5,741
                                                           -------   --------   -------
Loss before income taxes and equity in undistributed
  earnings of subsidiaries...............................   (7,922)    (4,435)   (3,228)
Income tax benefit.......................................    2,618      1,730       850
                                                           -------   --------   -------
Loss before equity in undistributed earnings of
  subsidiaries...........................................   (5,304)    (2,705)   (2,378)
Equity in undistributed earnings (loss) of
  subsidiaries...........................................   22,803    (15,696)    5,067
                                                           -------   --------   -------
Net income (loss)........................................  $17,499   $(18,401)  $ 2,689
                                                           =======   ========   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

21.  PARENT COMPANY -- (CONTINUED)


                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2003       2002       2001
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)......................................  $ 17,499   $(18,401)  $  2,689
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Amortization and depreciation expense................       228        228        219
  Equity in undistributed (earnings) loss of
     subsidiaries......................................   (22,803)    15,696     (5,067)
  Gain on sale of property.............................        --        (46)      (305)
  Increase in other liabilities........................     4,061         39        605
  (Increase) decrease in other assets..................    (1,037)       356       (996)
                                                         --------   --------   --------
          Net cash used by operating activities........    (2,052)    (2,128)    (2,855)
INVESTING ACTIVITIES
Purchases of premises and equipment....................       (37)    (2,264)      (442)
Purchase of securities available for sale..............        --       (337)        --
Proceeds from sale of securities available for sale....        --        383         --
Proceeds from sale of property.........................        --        200        450
Net cash paid in acquisition...........................        --    (15,172)        --
Capital contribution to subsidiaries...................    (5,000)        --    (11,495)
                                                         --------   --------   --------
          Net cash used in investing activities........    (5,037)   (17,190)   (11,487)
FINANCING ACTIVITIES
Proceeds from issuance of common stock.................       506     19,654         66
Proceeds from issuance of preferred stock..............     6,193         --         --
Purchase of treasury stock.............................        --       (164)      (780)
Purchase of ESOP shares................................        --     (2,205)        --
Decrease in borrowings on credit line..................        --         --         --
Proceeds from note payable.............................     2,100     14,000         --
Principal payment on note payable......................      (175)   (14,000)        --
Cash dividends paid....................................      (219)      (357)        --
Proceeds from issuance of subordinated debentures......        --         --     16,495
                                                         --------   --------   --------
          Net cash provided by financing activities....     8,405     16,928     15,781
          Net increase (decrease) in cash..............     1,316     (2,390)     1,439
          Cash at beginning of year....................       893      3,283      1,844
                                                         --------   --------   --------
          Cash at end of year..........................  $  2,209   $    893   $  3,283
                                                         ========   ========   ========

22.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

                     THE BANC CORPORATION AND SUBSIDIARIES

22.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) -- (CONTINUED)

     Based on this review, it was determined that certain loan documents had been improperly executed during the second quarter of 2002. It was also determined that certain problem loans had been sold during the second and third quarters of 2002 by the former employee, and simultaneously a full recourse agreement was executed that was concealed from any other members of the Corporation's management. The loans were sold for their carrying value and no gain or loss was recorded. In addition, loan payments had been made through additional extensions of credit in order to conceal problems that existed in the loan portfolio as of that time. As a result, the Corporation has restated its quarterly financial statements for the three and six-month periods ended June 30, 2002 and for the three and nine-month periods ended September 30, 2002.

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

     As a result of the restatement, the Corporation had a net loss for the three months ended June 30, 2002 of $(5,807,000) of $(.33) per share compared to net income of $2,502,000 or $.14 per share as previously reported and net income for the three months ended September 30, 2002 of $2,073,000, or $.12 per share, compared to net income of $2,550,000, or $.15 per share, as previously reported.

     A summary of the effects of the restatement on the Corporation's consolidated statement of condition and statements of operations follows:

                                                   SECOND                    THIRD
                                                 QUARTER AS     SECOND     QUARTER AS     THIRD
                                                 ORIGINALLY   QUARTER AS   ORIGINALLY   QUARTER AS
                                                  REPORTED     RESTATED     REPORTED     RESTATED
                                                 ----------   ----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Total interest income..........................   $23,165      $22,972      $23,196      $22,879
Total interest expense.........................     9,989        9,989       10,257       10,257
Net interest income............................    13,176       12,983       12,939       12,622
Provision for loan losses......................     2,002       14,998        2,530        2,969
Securities gains...............................        24           24          503          503
Income (loss) before income taxes..............     3,625       (9,564)       3,625        2,869
Net income (loss)..............................     2,502       (5,807)       2,550        2,073
Basic net income (loss) per share..............       .14         (.33)         .15          .12
Diluted net income (loss) per share............       .14         (.33)         .14          .12

                     THE BANC CORPORATION AND SUBSIDIARIES

22.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) -- (CONTINUED)

     A summary of the unaudited results of operations for each quarter of 2003 and 2002 follows:

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
  Total interest income...................................  $20,953   $20,854   $18,882   $15,524
  Total interest expense..................................    9,576     9,005     7,989     6,918
  Net interest income.....................................   11,377    11,849    10,893     8,606
  Provision for loan losses...............................    1,200       725     9,250     9,800
  Securities gains (losses)...............................       26       637        95      (170)
  Gain on sale of branches................................    2,246        --    46,018        --
  Income (loss) before income taxes.......................    4,391     3,444    33,799   (14,958)
  Net income (loss).......................................    3,014     2,504    20,275    (8,294)
  Basic net income (loss) per share.......................      .17       .14      1.16      (.49)
  Diluted net income (loss) per share.....................      .17       .14      1.10      (.49)
2002
  Total interest income...................................  $21,801   $22,991   $22,898   $20,857
  Total interest expense..................................   10,409    10,008    10,276     9,815
  Net interest income.....................................   11,392    12,983    12,622    11,041
  Provision for loan losses...............................    1,115    14,998     2,969    32,770
  Securities gains........................................       --        24       503       100
  Income (loss) before income taxes.......................    3,238    (9,564)    2,869   (27,903)
  Net income (loss).......................................    2,186    (5,807)    2,073   (16,853)
  Basic and diluted net income (loss) per share...........      .15       .33       .12      (.97)

23.  SUBSEQUENT EVENT

     On February 6, 2004, the Corporation's banking subsidiary sold its Morris branch, which had assets of $1,037,000 and liabilities of $8,200,000, for an after-tax gain of approximately $465,000.

24.  SEGMENT REPORTING

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

                     THE BANC CORPORATION AND SUBSIDIARIES

24.  SEGMENT REPORTING -- (CONTINUED)


                                                              ALABAMA    FLORIDA
                                                               REGION     REGION     COMBINED
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
2003
Net interest income.........................................  $ 24,995   $ 17,731   $   42,726
Provision for loan losses...................................    12,190      8,785       20,975
Noninterest income..........................................    60,195      2,661       62,856
Noninterest expense(1)......................................    42,989     14,941       57,930
Income tax expense (benefit)................................    10,133       (955)       9,178
Net income (loss)...........................................    19,878     (2,379)      17,499
          Total assets......................................   930,887    240,739    1,171,626
2002
Net interest income.........................................  $ 27,383   $ 20,655   $   48,038
Provision for loan losses...................................    14,133     37,719       51,852
Noninterest income..........................................    11,911      3,212       15,123
Noninterest expense(1)......................................    29,336     13,333       42,669
Income tax (benefit) expense................................    (1,623)   (11,336)     (12,959)
Net (loss) income...........................................    (2,552)   (15,849)     (18,401)
          Total assets......................................   938,633    468,167    1,406,800
2001
Net interest income.........................................  $ 24,719   $ 15,114   $   39,833
Provision for loan losses...................................     5,093      2,361        7,454
Noninterest income..........................................     8,364      1,409        9,773
Noninterest expense(1)......................................    28,687      9,810       38,497
Income tax (benefit) expense................................      (349)     1,315          966
Net (loss) income...........................................      (348)     3,037        2,689
          Total assets......................................   856,338    351,059    1,207,397

---------------

(1) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

25.  PREFERRED STOCK

     In May 2003, the Corporation received $6,193,000 in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends will accrue on the liquidation value of $100 per share at the rate of LIBOR plus 5.75% not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each share of Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance the Corporation can redeem the preferred stock at the following prices stated as a percentage of the liquidation value: 2003 -- 105%; 2004 -- 104%; 2005 -- 103%; 2006 -- 102%; 2007, 101% -- 2008 and thereafter -- 100%. In the event of a merger prior to June 1, 2004, the Series A Convertible Preferred Stock may be redeemed by the Corporation at a redemption price of 106%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                          EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Incumbent Directors and Executive Officers," "Election of Directors," "Certain Information Concerning the Board of Directors and Its Committees," "Director Attendance," "Director Compensation," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Transactions and Relationships" included in The Banc Corporation's definitive proxy statement to be filed no later than April 29, 2004, in connection with The Banc Corporation's 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

CEO AND CFO CERTIFICATION

     Appearing as Exhibit (31)-1 to this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 14 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

CHANGES IN INTERNAL CONTROLS

     Prior to the discovery of the Bristol, Florida bank group situation, which ultimately caused us to restate our financial statements for the second and third quarters of 2002, we were in the process of enhancing our internal controls for financial reporting. During 2003, we outsourced a portion of our loan review function, and we completed the implementation of a centralized loan administration services department to serve all of our bank locations. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures. We also hired additional personnel for our credit risk management department. This has centralized the loan operations of all of our branch groups in order to provide an enhanced degree of centralized supervision monitoring and accountability. We have disclosed and discussed these issues and responses with our Audit Committee and independent auditors.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Schedules and Exhibits.

     (l) The consolidated financial statements of The Banc Corporation and its subsidiaries filed as a part of this Annual Report on Form l0-K are listed in Item 8 of this Annual Report on Form l0-K, which is hereby incorporated by reference herein.

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

EXHIBIT
  NO.                                   EXHIBIT
-------                                 -------
  (2)-l  --   Reorganization Agreement and Plan of Merger, dated as of
              August 30, 200l, by and between The Banc Corporation, TBC
              Merger Corporation, The Bank, Citizens Federal Savings Bank
              of Port St. Joe and CF Bancshares, Inc., filed as Annex A to
              The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
  (2)-2  --   Branch Purchase and Assumption Agreement between The Bank
              and Trustmark National Bank, dated June 18, 2003.
  (3)-l  --   Restated Certificate of Incorporation of The Banc
              Corporation, filed as Exhibit (3)-l to the Corporation's
              Registration Statement on Form S-4 (Registration No.
              333-58493), is hereby incorporated herein by reference.
  (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit (3)-2 to
              The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-58493), is hereby incorporated herein by reference.
  (4)-1  --   Amended and Restated Declaration of Trust, dated as of
              September 7, 2000, by and among State Street Bank and Trust
              Company of Connecticut, National Association, as
              Institutional Trustee, The Banc Corporation, as Sponsor,
              David R. Carter and James A. Taylor, Jr., as Administrators,
              filed as Exhibit (4)-l to The Banc Corporation's Annual
              Report on Form l0-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.
  (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
              Company of Connecticut, National Association, filed as
              Exhibit (4)-2 to The Banc Corporation's Annual Report on
              Form 10-K for the year ended December 31, 2000, is hereby
              incorporated herein by reference.
  (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
              Banc Corporation as issuer and State Street Bank and Trust
              Company of Connecticut, National Association, as Trustee,
              filed as Exhibit (4)-3 to The Banc Corporation's Annual
              Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
  (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
              among The Banc Corporation, TBC Capital Statutory Trust II,
              Keefe Bruyette & Woods, Inc., and First Tennessee Capital
              Markets, filed as Exhibit (4)-4 to The Banc Corporation's
              Annual Report on Form 10-K for the year ended December 31,
              2000, is hereby incorporated herein by reference.

EXHIBIT
  NO.                                   EXHIBIT
-------                                 -------
  (4)-5  --   Amended and Restated Declaration of Trust, dated as of July
              16, 2001, by and among The Banc Corporation, The Bank of New
              York, David R. Carter, and James A. Taylor, Jr. filed as
              Exhibit (4)-5 to The Banc Corporation's Registration
              Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-6  --   Guarantee Agreement, dated as of July 16, 2001, by The Banc
              Corporation and The Bank of New York filed as Exhibit (4)-6 to The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-7  --   Indenture, dated as of July 16, 2001, by The Banc
              Corporation and The Bank of New York filed as Exhibit (4)-7 to The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-8  --   Placement Agreement, dated as of June 28, 2001, among TBC
              Capital Statutory Trust III, and The Banc Corporation and
              Sandler O'Neill & Partners, L.P. filed as Exhibit (4)-8 to
              The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
 (10)-1  --   Second Amended and Restated 1998 Stock Incentive Plan of The
              Banc Corporation, filed as Annex A to The Banc Corporation's
              Proxy Statement for the 2000 Annual Meeting of Shareholders
              is hereby incorporated herein by reference.
 (10)-2  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
              filed as Exhibit (4)-3 to The Banc Corporation's
              Registration Statement on Form S-8, dated February 22, 1999
              (Registration No. 333-72747), is hereby incorporated herein by reference.
 (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit (4)-2 to
              The Banc Corporation's Registration Statement on Form S-8,
              dated January 21, 1999 (Registration No. 333-7953), is
              hereby incorporated herein by reference.
 (10)-4  --   Employment Agreement by and between The Banc Corporation and
              James A. Taylor, filed as Exhibit (10)-1 to The Banc
              Corporation's Quarterly Report on Form 10-Q for quarter
              ended March 31, 2002 is hereby incorporated herein by
              reference.
 (10)-5  --   Deferred Compensation Agreement by and between The Banc
              Corporation and James A. Taylor, filed as Exhibit (10)-2 to
              The Banc Corporation's Registration Statement on Form S-l
              (Registration No. 333-67011), is hereby incorporated herein by reference.
 (10)-6  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
              Form 10-K for the year ended December 31, 2001, is hereby
              incorporated herein by reference.
 (10)-7  --   Employment Agreement, dated as of January 1, 1999, by and
              between The Bank and Marie Swift filed as Exhibit (10)-9 to
              The Banc Corporation's Annual Report on Form 10-K for the
              year ended December 31, 1998, is hereby incorporated herein by reference.
 (10)-8  --   Form of Deferred Compensation Agreement by and between The
              Banc Corporation and the individuals listed on Schedule A
              attached thereto filed as Exhibit (10)-11 to The Banc
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 1999, is hereby incorporated herein by
              reference.
 (10)-9  --   Form of Deferred Compensation Agreement by and between The
              Bank and the individuals listed on Schedule A attached
              thereto filed as Exhibit (10)-11 to The Banc Corporation's
              Annual Report on Form 10-K for the year ended December 31,
              1999, is hereby incorporated herein by reference.

EXHIBIT
  NO.                                   EXHIBIT
-------                                 -------
(10)-10  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter, filed as
              Exhibit (10)-14 to The Banc Corporation's Annual Report on
              Form 10-K for the year ended December 31, 2001, is hereby
              incorporated herein by reference.
(10)-11  --   Employment Agreement, dated as of January 16, 2001, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed February 28, 2002 as Exhibit (10)-13 to The Banc
              Corporation's Registration Statement on Form S-l
              (Registration No. 333-82428) is hereby incorporated herein by reference.
(10)-12  --   The Banc Corporation and Subsidiaries Employee Stock
              Ownership Plan, filed as Exhibit (10)-13 to The Banc
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2002, is hereby incorporated herein by
              reference.
   (21)  --   Subsidiaries of The Banc Corporation.
 (23)-1  --   Consent of Ernst & Young LLP.
 (31)-1  --   Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to Rule 13a-14(a).
 (31)-2  --   Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

          (i) We filed a Current Report on Form 8-K dated November 3, 2003, furnishing under Item 12 the text of our press release announcing our operating results for the quarter ended September 30, 2003.

          (ii) We filed a Current Report on Form 8-K dated November 13, 2003, furnishing under Item 9 the text of slides used in presentations at an investor conference.

     (c) Exhibits.

     The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV,
Item 15(a) (3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

     (d) Financial Statement Schedules.

     The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV,
Item 15(a) (2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

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

                                          THE BANC CORPORATION

                                          By       /s/ James A. Taylor
                                            ------------------------------------
                                                      James A. Taylor
                                                 Chairman of the Board and
                                                  Chief Executive Officer

March 15, 2004

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Taylor, Jr. and David R. Carter, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 2003 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ James A. Taylor                   Chairman of the Board and Chief  March 15, 2004
-----------------------------------------------------    Executive Officer (Principal
                   James A. Taylor                       Executive Officer)

                 /s/ David R. Carter                   Executive Vice President, Chief  March 15, 2004
-----------------------------------------------------    Financial Officer and
                   David R. Carter                       Director (Principal Financial
                                                         and Accounting Officer)

             /s/ James Mailon Kent, Jr.                Vice Chairman                    March 15, 2004
-----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ Larry D. Striplin, Jr.                Vice Chairman                    March 15, 2004
-----------------------------------------------------
               Larry D. Striplin, Jr.

                 /s/ K. Earl Durden                    Vice Chairman                    March 15, 2004
-----------------------------------------------------
                   K. Earl Durden

             /s/ James R. Andrews, M.D.                Director                         March 15, 2004
-----------------------------------------------------
               James R. Andrews, M.D.

                  /s/ Roger Barker                     Director                         March 15, 2004
-----------------------------------------------------
                    Roger Barker

               /s/ W. T. Campbell, Jr.                 Director                         March 15, 2004
-----------------------------------------------------
                 W. T. Campbell, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
             /s/ Thomas E. Jernigan, Jr.               Director                         March 15, 2004
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ Randall E. Jones                   Director                         March 15, 2004
-----------------------------------------------------
                  Randall E. Jones

              /s/ Ronald W. Orso, M.D.                 Director                         March 15, 2004
-----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ Harold W. Ripps                   Director                         March 15, 2004
-----------------------------------------------------
                   Harold W. Ripps

                 /s/ Jerry M. Smith                    Director                         March 15, 2004
-----------------------------------------------------
                   Jerry M. Smith

               /s/ Michael E. Stephens                 Director                         March 15, 2004
-----------------------------------------------------
                 Michael E. Stephens

                   /s/ Marie Swift                     Director                         March 15, 2004
-----------------------------------------------------
                     Marie Swift

              /s/ James A. Taylor, Jr.                 Director                         March 15, 2004
-----------------------------------------------------
                James A. Taylor, Jr.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                   EXHIBIT
-------                                 -------
  (2)-2  --   Branch Purchase and Assumption Agreement between The Bank
              and Trustmark National Bank, dated June 18, 2003.
   (21)  --   Subsidiaries of The Banc Corporation.
 (23)-1  --   Consent of Ernst & Young LLP.
 (31)-1  --   Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to Rule 13a-14(a).
 (31)-2  --   Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to 18 U.S.C. Section 1350.