Form 10-Q
period 2004-03-31
BANC CORP
filed 2004-05-10
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File number 0-25033

                              The Banc Corporation
                             ---------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                               63-1201350
     -------------------------------         --------------------------------
     (State or Other Jurisdiction            (IRS Employer Identification No.)
         of Incorporation)

                 17 North 20th Street, Birmingham, Alabama 35203
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 327-3600
                             ---------------------
              (Registrant's Telephone Number, Including Area Code)

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

      Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of March 31, 2004
----------------------------------       ---------------------------------------

Common stock, $.001 par value                          17,714,657

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2004               2003
                                                                                 ------------------------------
                                                                                 (UNAUDITED)
ASSETS
Cash and due from banks                                                          $    40,192       $     31,679
Interest-bearing deposits in other banks                                              48,460             11,869
Federal funds sold                                                                     9,000                  -
Investment securities available for sale                                             170,334            141,601
Mortgage loans held for sale                                                           5,288              6,408
Loans, net of unearned income                                                        844,749            856,941
Less: Allowance for loan losses                                                      (22,611)           (25,174)
                                                                                 -----------       ------------
        Net loans                                                                    822,138            831,767
                                                                                 -----------       ------------
Premises and equipment, net                                                           58,427             57,979
Accrued interest receivable                                                            5,159              5,042
Stock in FHLB and Federal Reserve Bank                                                10,249              8,499
Other assets                                                                          79,490             76,782
                                                                                 -----------       ------------
        TOTAL ASSETS                                                             $ 1,248,737       $  1,171,626
                                                                                 ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                           $    86,753       $     86,100
   Interest-bearing                                                                  843,820            803,835
                                                                                 -----------       ------------
       TOTAL DEPOSITS                                                                930,573            889,935

Advances from FHLB                                                                   156,090            121,090
Other borrowed funds                                                                  14,971             10,829
Long term debt                                                                         1,873              1,925
Subordinated debentures                                                               31,959             31,959
Accrued expenses and other liabilities                                                11,184             15,766
                                                                                 -----------       ------------
        TOTAL LIABILITIES                                                          1,146,650          1,071,504

Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued 62,000 at March 31, 2004 and December 31, 2003                          -                  -
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      shares issued 18,018,202 and 18,018,202, respectively; outstanding
      17,714,657 and 17,694,595, respectively                                             18                 18
   Surplus - preferred                                                                 6,193              6,193
           - common stock                                                             68,397             68,363
   Retained Earnings                                                                  30,079             28,851
   Accumulated other comprehensive income (loss)                                         349               (180)
   Treasury stock, at cost                                                              (430)              (501)
   Unearned ESOP stock                                                                (1,920)            (1,974)
   Unearned restricted stock                                                            (599)              (648)
                                                                                 -----------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                                   102,087            100,122
                                                                                 -----------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,248,737       $  1,171,626
                                                                                 ===========       ============

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ---------------------
                                                                2004          2003
                                                               -------       -------
INTEREST INCOME
Interest and fees on loans                                     $13,567       $19,844
Interest on investment securities
  Taxable                                                        1,713           718
  Exempt from Federal income tax                                    15            92
Interest on federal funds sold                                      34           103
Interest and dividends on other investments                        165           196
                                                               -------       -------
   Total interest income                                        15,494        20,953

INTEREST EXPENSE
Interest on deposits                                             4,277         6,754
Interest on other borrowed funds                                 1,666         2,186
Interest on subordinated debentures                                626           636
                                                               -------       -------
   Total interest expense                                        6,569         9,576
                                                               -------       -------
        NET INTEREST INCOME                                      8,925        11,377

Provision for loan losses                                            -         1,200
                                                               -------       -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         8,925        10,177

NONINTEREST INCOME
Service charges and fees on deposits                             1,391         1,623
Mortgage banking income                                            404           875
Gain on sale of securities                                         391            26
Gain on sale of branches                                           739         2,246
Other income                                                     1,049           874
                                                               -------       -------
    TOTAL NONINTEREST INCOME                                     3,974         5,644

NONINTEREST EXPENSES
Salaries and employee benefits                                   5,586         6,318
Occupancy, furniture and equipment expense                       2,164         2,008
Other                                                            3,602         3,104
                                                               -------       -------
    TOTAL NONINTEREST EXPENSES                                  11,352        11,430
                                                               -------       -------
        Income before income taxes                               1,547         4,391

INCOME TAX EXPENSE                                                 319         1,377
                                                               -------       -------
        NET INCOME                                             $ 1,228       $ 3,014
                                                               =======       =======
BASIC NET INCOME PER SHARE                                     $  0.07       $  0.17
                                                               =======       =======
DILUTED NET INCOME PER SHARE                                   $  0.07       $  0.17
                                                               =======       =======
AVERAGE COMMON SHARES OUTSTANDING                               17,559        17,450
AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION            18,572        17,618

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                              --------------------------
                                                                                2004             2003
                                                                              ---------        ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              $   4,169        $  (9,882)
                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits in other banks                     (36,591)         (21,978)
   Net increase in federal funds sold                                            (9,000)         (25,000)
   Proceeds from sales of securities available for sale                          59,269           13,419
   Proceeds from maturities of investment securities available for sale          23,434            8,331
   Purchases of investment securities available for sale                       (111,104)         (18,411)
   Net decrease (increase) in loans                                               5,209          (13,277)
   Purchases of premises and equipment                                           (1,426)            (654)
   Net cash paid in branch sale                                                  (6,626)         (31,949)
   Other investments                                                             (6,750)               -
                                                                              ---------        ---------
          Net cash used by investing activities                                 (83,585)         (89,519)
                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                              48,839           86,789
   Net increase (decrease) in FHLB advances and other borrowed funds             39,142             (255)
   Proceeds received on long term debt                                                -            2,100
   Payments made on long term debt                                                  (52)             (17)
   Proceeds from sale of common stock                                                 -               24
                                                                              ---------        ---------
          Net cash provided by financing activities                              87,929           88,641
                                                                              ---------        ---------
Net increase(decrease) in cash and due from banks                                 8,513          (10,760)

Cash and due from banks at beginning of period                                   31,679           45,365
                                                                              ---------        ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                      $  40,192        $  34,605
                                                                              =========        =========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The statement of financial condition at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 requires certain guarantees to be recorded at fair value. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation beginning January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. Interpretation 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

The Corporation, as part of its ongoing business operations, issues financial guarantees through its banking subsidiary in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation and receives a fee for this guarantee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At March 31, 2004 and December 31, 2003, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit were $18,800,000 and $19,100,000 at March 31, 2004 and December 31, 2003, which represents the Corporation's maximum credit risk. At March 31, 2004 and December 31, 2003, the Corporation had no significant liabilities or receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

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

In previous financial statements, the Corporation had consolidated two trusts through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Corporation's subordinated debentures" in the statements of financial condition. In December 2003, the FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in revised FIN 46, the trusts should be deconsolidated, with the Corporation accounting for its investment in the trusts as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Corporation had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial statements presented have been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities. (See Note 8)

NOTE 3  - BRANCH SALES

On February 6, 2004, the Corporation's banking subsidiary sold its Morris, Alabama branch, which had assets of approximately $1,037,000 and liabilities of $8,217,000. The Corporation realized a $739,000 pre-tax gain on the sale.

In August 2003, the Corporation sold seven branches of The Bank, known as the Emerald Coast branches of the Bank, serving the markets from Destin to Panama City, Florida for a $46,800,000 deposit premium. These branches had assets of approximately $234,000,000 and liabilities of $209,000,000. The Corporation realized a $46,018,000 pre-tax gain on the sale.

On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke, Alabama branch, which had assets of approximately $9,800,000 and liabilities of $44,672,000. The Corporation realized a $2,246,000 pre-tax gain on the sale.

NOTE 4 - SEGMENT REPORTING

The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the eastern panhandle region of Florida. The Corporation's reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2003. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

                                                               Florida
                                         Alabama Region         Region           Combined
                                         --------------------------------------------------
Three months ended March 31, 2004
       Net interest income                $     6,327        $     2,598        $     8,925
       Provision for loan losses                  972               (972)                 -
       Noninterest income(1)                    3,604                370              3,974
       Noninterest expense(2)                   8,875              2,477             11,352
       Income tax (benefit) expense              (104)               423                319
           Net income                             188              1,040              1,228
       Total assets(1)                      1,034,729            214,008          1,248,737

Three months ended March 31, 2003
       Net interest income                $     6,089        $     5,288        $    11,377
       Provision for loan losses                1,106                 94              1,200
       Noninterest income(1)                    4,742                902              5,644
       Noninterest expense(2)                   7,578              3,852             11,430
       Income tax expense                         686                691              1,377
           Net income                           1,461              1,553              3,014
       Total assets(1)                        945,827            500,172          1,446,999


(1) See Note 3 concerning branch sales. Also, in January 2004, certain loans were transferred from the Florida segment to our special assets department which is included in the Alabama segment.


(2) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

NOTE 5 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                        Three Months Ended
                                                                             March 31
                                                                       ---------------------
                                                                        2004          2003
                                                                       ---------------------
Numerator:
      For basic and diluted, net income                                $ 1,228       $ 3,014
                                                                       =====================
Denominator:
      For basic, weighted average common shares
          outstanding                                                   17,559        17,450
      Effect of dilutive stock options and convertible preferred         1,013           168
                                                                       ---------------------
      Average diluted common shares outstanding                         18,572        17,618
                                                                       =====================
Basic and diluted net income per share                                 $   .07       $   .17
                                                                       =====================

NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income was $1,756,000 and $2,850,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

NOTE 7 - INCOME TAXES

The primary difference between the effective tax rate and the federal statutory rate in 2004 and 2003 is due to certain tax-exempt income.

NOTE 8 - JUNIOR SUBORDINATED DEBENTURES

The Corporation has sponsored two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2007 and July 25, 2006, respectively.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If it were determined that the capital securities no longer qualify as Tier 1 capital, the effect would be material to the Corporation's regulatory capital levels. However, this would not lower the Corporation's Tier 1 capital levels below the minimum standards to be considered "well capitalized" under regulatory capital standards.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

                                                                               March 31, 2004   December 31, 2003
                                                                               ----------------------------------
                                                                                       (In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory
Trust II due September 7, 2030                                                    $15,464           $15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital
Statutory Trust III due July 25, 2031                                              16,495            16,495
                                                                                  -------           -------
Total junior subordinated debentures owed to unconsolidated
subsidiary trusts                                                                 $31,959           $31,959
                                                                                  =======           =======

As of March 31, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 4.96% and 4.90%, respectively.

Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation's semi-annual distributions on its trust preferred securities in January and March 2004.

NOTE 9 - STOCKHOLDERS' EQUITY

In September 2000, the Corporation's board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of March 31, 2004, there were 65,448 shares held in treasury at a cost of $430,000.

On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period, with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of March 31, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $599,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest.

Once vested, the shares become outstanding for basic earnings per share. For the periods ended March 31, 2004 and 2003, the Corporation recognized $50,000 and $56,000, respectively, in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of March 31, 2004, the ESOP has been internally leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as long-term debt on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the periods ended March 31, 2004 and 2003 was $52,000 and $15,000, respectively. The ESOP shares as of March 31, 2004 were as follows:

                                                 March 31,
                                                   2004
                                                ----------
Allocated shares                                    28,628
Estimated shares committed to be released            6,675
Unreleased shares                                  238,097
                                                ----------
Total ESOP shares                                  273,400
                                                ==========

Fair value of unreleased shares                 $1,707,155
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

                                         For the three-months ended
                                         --------------------------
                                           March 31,       March 31,
                                            2004             2003
                                         -----------     -----------
Net income:
    As reported                          $     1,228     $     3,014
    Pro forma                                  1,121           2,913
Earnings per common share:
    As reported                          $       .07     $       .17
    Pro forma                                    .06             .17
Diluted earnings per common share:
    As reported                          $       .07     $       .17
    Pro forma                                    .06             .17

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for options granted during the quarter ended:

                                                   March 31,
                                             -------------------
                                             2004           2003
                                             ----           ----
Risk free interest rate                      3.84%          3.94%
Volatility factor                             .32            .33
Weighted average life of options              7.0            7.0
Dividend yield                               0.00           0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following is a discussion and analysis of our March 31, 2004 consolidated financial condition and results of operations for the three-month periods ended March 31, 2004 (first quarter of 2004) and 2003 (first quarter of 2003). All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Our total assets were $1.249 billion at March 31, 2004, an increase of $77 million, or 6.58%, from $1.172 billion as of December 31, 2003. Our total loans, net of unearned income, were $845 million at March 31, 2004, a decrease of $12 million, or 1.42%, from $857 million as of December 31, 2003. Our total deposits were $931 million at March 31, 2004, an increase of $41 million, or 4.57%, from $890 million as of December 31, 2003. Our total stockholders' equity was $102 million at March 31, 2004, an increase of $2 million, or 1.96%, from $100 million as of December 31, 2003.

In March 2003, we sold our branch in Roanoke, Alabama, which had assets of approximately $9.8 million and liabilities of approximately $44.7 million. We realized a $2.3 million pre-tax gain on the sale. In August 2003, we sold seven branches of The Bank, known as the Emerald Coast branches of the Bank, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. These branches had assets of approximately $234 million and liabilities of approximately $209 million. We realized a $46.0 million pre-tax gain on the sale. On February 6, 2004, we sold our Morris, Alabama branch, which had assets of approximately $1.0 million and liabilities of $8.2 million, for a $739,000 pre-tax gain. Because of the impact of these sales on our interest-bearing deposits and our loan portfolio, as well as the impact of the gains on sale on our net income, there are variations in the comparability between 2004 and 2003 of our financial position and results of operations. Where appropriate, we have tried to quantify these effects in the discussion that follows.

In January of 2004, we transferred the majority of our nonperforming loans and approximately $7 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred with the related allowance for loan loss of $9.8 million. This department is staffed with nine employees, and is managed by our special assets executive, who has over 18 years of experience in dealing with special assets. By segregating these relationships, we believe we can better monitor and control our collection efforts. Segregating these relationships also allows us to accurately monitor the performance of our individual branches on an ongoing basis without the influence of these nonperforming and problem relationships. Management is vigorously pursuing appropriate collection efforts and expects these nonperforming and problem relationships to decline over the next nine months.

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

Results of Operations

Our net income decreased $1.79 million, or 59.26%, to $1.23 million for the first quarter of 2004 from $3.0 million for the first quarter of 2003. Basic and diluted net income per share was $.07 and $.17, respectively, for the first quarter of 2004 and 2003, based on weighted average shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .41% for the first quarter of 2004 compared to .85% for the first quarter of 2003. Return on average stockholders' equity, on an annualized basis, was 4.91% for the first quarter of 2004 compared to 15.85% for the first quarter of 2003. Book value per share at March 31, 2004 was $5.41, compared to $5.31 as of December 31, 2003. Tangible book value per share at March 31, 2004 was $4.70, compared to $4.59 as of December 31, 2003.

The decrease in our net income during the first quarter of 2004 compared to the first quarter of 2003 is the result of a decline in our net interest margin and other noninterest income offset by a decline in the provision for loan losses. The reasons underlying these declines are discussed in the following paragraphs.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $2.5 million, or 21.6%, to $8.9 million for the first quarter of 2004 compared to $11.4 million for the first quarter of 2003. Net interest income decreased primarily due to a $5.5 million decrease in total interest income offset by a $3.0 decrease in total interest expense. The decline in total interest income is primarily due to a $284 million decline in the average volume of loans which is primarily the result of the sale of certain branches during 2003.

The decline in total interest expense is attributable to a 53 basis point decline in the average interest rate paid on interest-bearing liabilities and a $226 million decline in the volume of average interest-bearing liabilities. The decline in the average interest-bearing liabilities is due to the decline in deposit volume related to the sale of certain branches during 2003. The average rate paid on interest-bearing liabilities was 2.60% for the first quarter of 2004, compared to 3.13% for the first quarter of 2003. Our net interest spread and net interest margin were 3.22% and 3.35%, respectively, for the first quarter of 2004, compared to 3.51% and 3.61% for the first quarter of 2003.

Average interest-earning assets for the first quarter of 2004 decreased $211 million, or 16.5%, to $1.071 billion from $1.282 billion in the first quarter of 2003. This decrease in average interest-earning assets was offset by a $226 million, or 18.2%, decrease in average interest-bearing liabilities to $1.016 billion for the first quarter of 2004 from $1.242 billion for the first quarter of 2003. Average interest-earning assets and liabilities decreased due to the sale of certain branches during 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.4% and 103.2% for the first quarters of 2004 and 2003, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.82% for the first quarter of 2004 compared to 6.64% for the first quarter of 2003. The 82 basis point decline in the yield was partially offset by a 53 basis point decline in the average rate paid on interest-bearing liabilities.

Average Balances, Income, Expense and Rates. The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

                                                                          THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------------------------
                                                                2004                                          2003
                                            ----------------------------------------------------------------------------------------
                                             AVERAGE           INCOME/           YIELD/    AVERAGE           INCOME/          YIELD/
                                             BALANCE           EXPENSE           RATE      BALANCE           EXPENSE           RATE
                                            ----------       ----------          ----     ----------       ----------         -----
                                                                            (Dollars in thousands)
ASSETS

Interest-earning assets:
  Loans, net of unearned income(1).....     $  858,225       $   13,567          6.36%    $1,142,333       $   19,844          7.05%
  Investment securities
    Taxable............................        160,538            1,713          4.29         57,982              718          5.02
    Tax-exempt(2)......................          1,316               23          7.03          7,966              139          7.10
                                            ---------------------------                   ---------------------------
        Total investment securities....        161,854            1,736          4.31         65,948              857          5.27
    Federal funds sold.................         14,440               34           .95         35,555              103          1.17
    Other investments..................         36,570              165          1.81         38,598              196          2.06
                                            ---------------------------                   ---------------------------
        Total interest-earning assets..      1,071,089           15,502          5.82      1,282,434           21,000          6.64
Noninterest-earning assets:
  Cash and due from banks..............         25,852                                        37,361
  Premises and equipment...............         58,018                                        61,025
  Accrued interest and other assets....         78,153                                        80,920
  Allowance for loan losses............        (25,492)                                      (27,965)
                                            ----------                                    ----------
        Total assets...................     $1,207,600                                    $1,433,775
                                            ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits......................     $  237,751              681          1.15     $  288,826              694          0.97
  Savings deposits.....................         30,397               13          0.17         35,928               41          0.46
  Time deposits........................        544,141            3,583          2.65        710,900            6,019          3.43
  Other borrowings ....................        172,047            1,666          3.89        174,807            2,186          5.07
  Subordinated  debentures                      31,959              626          7.88         31,959              617          8.07
                                            ---------------------------                   ---------------------------
        Total interest-bearing
          liabilities..................      1,016,295            6,569          2.60      1,242,420            9,576          3.13
Noninterest-bearing liabilities:
  Demand deposits......................         81,250                                       105,802
  Accrued interest and other
    liabilities........................          9,468                                         8,432
  Stockholders' equity.................        100,587                                        77,121
                                            ----------                                    ----------
        Total liabilities and
          stockholders' equity.........     $1,207,600                                    $1,433,775
                                            ==========                                    ==========
Net interest income/net interest
  spread...............................                           8,933          3.22%                         11,424          3.51%
                                                                                 ====                                          ====
Net yield on earning assets............                                          3.35%                                         3.61%
                                                                                 ====                                          ====
Taxable equivalent adjustment:
  Investment securities(2).............                               8                                            47
                                                             ----------                                    ----------
        Net interest income............                      $    8,925                                    $   11,377
                                                             ==========                                    ==========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2004 and 2003.

                                                                       THREE MONTHS ENDED MARCH 31 (1)
                                                                    --------------------------------------
                                                                                 2004 VS 2003
                                                                    --------------------------------------
                                                                    INCREASE            CHANGES DUE TO
                                                                   (DECREASE)        RATE          VOLUME
                                                                   ----------      --------       -------
                                                                           (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans.........................            $(6,277)       $ (1,773)      $ (4,504)
     Interest on securities:
          Taxable.......................................                995            (119)         1,114
          Tax-exempt....................................               (116)             (1)          (115)
     Interest on federal funds..........................                (69)            (17)           (52)
     Interest on other investments......................                (31)            (22)            (9)
                                                                    --------------------------------------
          Total interest income.........................             (5,498)         (1,932)        (3,566)
                                                                    ======================================
Expense from interest-bearing liabilities:
  Interest on demand deposits...........................                (13)            119           (132)
  Interest on savings deposits..........................                (28)            (23)            (5)
  Interest on time deposits.............................             (2,436)         (1,199)        (1,237)
  Interest on other borrowings..........................               (520)           (487)           (33)
  Interest subordinated debentures......................                (10)            (10)             -
                                                                    --------------------------------------
          Total interest expense........................             (3,007)         (1,600)        (1,407)
                                                                    ======================================
          Net interest income...........................            $(2,491)        $  (332)      $ (2,159)
                                                                    ======================================

---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income decreased $1.7 million, or 29.6%, to $4.0 million for the first quarter of 2004 from $5.7 million for the first quarter of 2003, primarily due to the $2.2 million gain we realized in 2003 on the sale of our Roanoke branch. This decrease was partially offset by a $739,000 gain we realized on the sale of our Morris branch during the first quarter of 2004. Service charges on deposits decreased $232,000, or 14.3%, to $1.4 million in the first quarter of 2004 from $1.6 million in the first quarter of 2003. Mortgage banking income decreased $471,000, or 53.8%, to $404,000 in the first quarter of 2004 from $875,000 in the first quarter of 2003. The decline in service charges is related to the decline in deposit accounts which resulted from the sale of certain branches during 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that has occurred in 2004 and the sale of the Emerald Coast branches.

Noninterest expense. Noninterest expense remained level at $11.4 million for the first quarters of each of 2004 and 2003. Salaries and benefits decreased $732,000, or 11.6%, to $5.6 million for the first quarter of 2004 from $6.3 million for the first quarter of 2003. All other noninterest expenses increased $654,000, or 12.8%, to $5.8 million for the first quarter of 2004 from $5.2 million for the first quarter of 2003. The increase in other noninterest expenses is primarily due to increases in professional fees, insurance and costs associated with the activities of our special assets department. During the first quarter of 2004, we incurred approximately $1.8 million in certain expenses, including $449,000 for the special asset department related to increased foreclosure and repossession activity, $269,000 in valuation write-downs, $399,000 in legal fees, $305,000 in audit and accounting fees and $416,000 in FDIC premiums. Management does not expect these expenses to be at these levels in the future. FDIC premiums for the same period last year were $46,000; while in the first quarter of 2003 audit and accounting fees were $180,000. Many of the legal fees were incurred by the special assets department and reflect the increased activity in this area, which has produced significant recoveries in the first quarter of 2004.

Income tax expense. Income tax expense was $319,000 for the first quarter of 2004, compared to $1.4 million for the first quarter of 2003. The primary difference in the effective rate and the federal statutory rate (34%) for the first quarter of 2004 and 2003 is due to certain tax-exempt income from investments and insurance policies.

Provision for Loan Losses. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected future cash flow discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

As a result of a decline in loans of $12.2 million from December 31, 2003, the collection of certain classified loans of approximately $6.0 million and increased recoveries of charged-off loans of $744,000, no provision for loan losses was posted for the first quarter of 2004; a $1.2 million provision for loan losses was posted for the first quarter of 2003. During the first quarter of 2004, we had net charged-off loans totaling $2.6 million, compared to net charged-off loans of $195,000 in the first quarter of 2003. The net amount of charged-off loans during the first quarter of 2004 was covered by specific and standard allocations of allowance for loan losses which had been provided in previous periods. The annualized ratio of net charged-off loans to average loans was 1.20% in the first quarter of 2004, compared to .07% for the first quarter of 2003 and 2.21% for the year 2003. The allowance for loan losses totaled $22.6 million, or 2.68% of loans, net of unearned income at March 31, 2004, compared to $25.2 million, or 2.94% of loans, net of unearned income at December 31, 2003. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

Financial Condition

Total assets were $1.249 billion at March 31, 2004, an increase of $77 million, or 6.6%, from $1.171 billion as of December 31, 2003. Average total assets for the first quarter of 2004 were $1.207 billion, which was supported by average total liabilities of $1.107 billion and average total stockholders' equity of $100 million.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $54.1 million, or 124.2%, to $97.6 million at March 31, 2004 from $43.5 million at December 31, 2003. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the FHLB. These excess funds were attributable primarily to an increase in deposits. These deposits were invested in short-term liquid assets primarily to improve our liquidity position and position us for future investment and loan growth. At March 31, 2004, short-term liquid assets comprised 7.8% of total assets, compared to 3.7% at December 31, 2003. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Total investment securities increased $28.7 million, or 20.3%, to $170.3 million at March 31, 2004, from $141.6 million at December 31, 2003. Mortgage-backed securities, which comprised 20.4% of the total investment portfolio at March 31, 2004, decreased $7.5 million, or 17.8%, to $34.8 million from $42.3 million at December 31, 2003. Investments in U.S. agency securities, which comprised 56.7% of the total investment portfolio at March 31, 2004, increased $24.1 million, or 33.2%, to $96.6 million from $72.5 million at December 31, 2003. The increase in our agency securities improved our liquidity, and we expect that our investment in these securities will provide reasonable returns over a five- to six-year period. The total investment portfolio at March 31, 2004 comprised 15.6% of all interest-earning assets compared to 12.1% at December 31, 2003 and produced an average taxable equivalent yield of 4.3% for the first quarter of 2004 compared to 5.3% for the first quarter of 2003.

Loans. Loans, net of unearned income, totaled $844.7 million at March 31, 2004, a decrease of 1.4%, or $12.2 million, from $856.9 million at December 31, 2003. Mortgage loans held for sale totaled $5.3 million at March 31, 2004, a decrease of $1.1 million from $6.4 million at December 31, 2003. Average loans, including mortgage loans held for sale, totaled $858 million for the first quarter of 2004 compared to $1.142 billion for the first quarter of 2003. Loans, net of unearned income, comprised 77.6% of interest-earning assets at March 31, 2004, compared to 83.6% at December 31, 2003. Mortgage loans held for sale comprised .5% of interest-earning assets at March 31, 2004, compared to .6% at December 31, 2003. The loan portfolio produced an average yield of 6.4% for the first quarter of 2004, compared to 7.1% for the first quarter of 2003. This decline in yield was substantially offset by a 53 basis point decline in the average cost of the funds that support the loan portfolio. The following table details the distribution of the loan portfolio by category as of March 31, 2004 and December 31, 2003:

                        DISTRIBUTION OF LOANS BY CATEGORY

                                                                          MARCH 31, 2004         DECEMBER 31, 2003
                                                                          --------------         -----------------
                                                                                 PERCENT OF                PERCENT OF
                                                                        AMOUNT     TOTAL        AMOUNT       TOTAL
                                                                       --------  ----------    ---------  -----------
Commercial and industrial.................................             $131,438     15.5%      $ 142,072     16.6%
Real estate -- construction and land development..........              153,301     18.1         147,917     17.2
Real estate -- mortgage
   Single-family (1)......................................              233,019     27.6         231,064     27.0
   Commercial.............................................              250,639     29.6         250,032     29.1
   Other..................................................               29.108      3.4          31,645      3.7
Consumer..................................................               40.998      4.8          46,201      5.4
Other.....................................................                7,070      1.0           8,923      1.0
                                                                       ------------------------------------------
          Total loans.....................................              845,573    100.0%        857,854    100.0%
                                                                                   =====                    =====
Unearned income...........................................                 (824)                    (913)
Allowance for loan losses.................................              (22,611)                 (25,174)
                                                                       --------                 --------
          Net loans.......................................             $822,138                 $831,767
                                                                       ========                 ========

Deposits. Noninterest-bearing deposits totaled $86.8 million at March 31, 2004, an increase of .8%, or $653,000, from $86.1 million at December 31, 2003. Noninterest-bearing deposits comprised 9.3% of total deposits at March 31, 2004, compared to 9.7% at December 31, 2003. Of total noninterest-bearing deposits $65.5 million, or 75.5%, were in the Alabama branches while $21.3 million, or 24.5%, were in the Florida branches.

Interest-bearing deposits totaled $843.8 million at March 31, 2004, an increase of 4.97%, or $40.0 million, from $803.8 million at December 31, 2003. Interest-bearing deposits averaged $812 million for the first quarter of 2004 compared to $1.035 billion for the first quarter of 2003. The average rate paid on all interest-bearing deposits during the first quarter of 2004 was 2.1%, compared to 2.6% for the first quarter of 2003. Of total interest-bearing deposits, $634.8 million, or 75.2%, were in the Alabama branches while $209.0 million, or 24.8%, were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $156.0 million at March 31, 2004 and $121.1 million at December 31, 2003. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 4.1% at March 31, 2004; the current rate on these borrowings is approximately 3.4%. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which we own 100% of the common securities. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2007 and July 25, 2006, respectively.

As a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, we were required to deconsolidate these subsidiary trusts from our financial statements in the fourth quarter of 2003. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on our financial statements or liquidity position, since we continue to be obligated to repay the debentures held by the trusts and guarantee repayment of the trust preferred securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $31,000,000 to $31,959,000 upon deconsolidation, with the difference representing our common ownership interest in the trusts.

The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If it were determined that the capital securities no longer qualify as Tier 1 capital, the effect would be material to our regulatory capital levels. However, this would not lower our Tier 1 capital levels below the minimum standards to be considered "well capitalized" under regulatory capital standards.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

                                                                              March 31, 2004     December 31, 2003
                                                                              ------------------------------------
                                                                                           (In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory
Trust II due September 7, 2030                                                    $15,464                  $15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital
Statutory Trust III due July 25, 2031                                              16,495                   16,495
                                                                              ====================================
Total junior subordinated debentures owed to unconsolidated
subsidiary trusts                                                                 $31,959                  $31,959
                                                                              ====================================

As of March 31, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 4.96% and 4.90%, respectively.

Currently, we must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January and March 2004.

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

We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedures, sets limits on credit concentration and enforces regulatory requirements. In addition, we have engaged Credit Risk Management, LLC, an independent loan review firm, to supplement our existing independent loan review function.

Loan portfolio concentration risk is reduced through concentration limits for borrowers, collateral types and geographic diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages (5%, Special Mention; 15%, Substandard; 50%, Doubtful; 100%, Loss) are applied to these categories to estimate the amount of loan loss allowance required, adjusted for previously mentioned risk factors.

Pursuant to SFAS No. 114, impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

Reserve percentages assigned to pass rated homogeneous loans are based on historical charge-off experience adjusted for current trends in the portfolio and other risk factors.

As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have also established a centralized loan administration services department to serve our entire bank. This department will provide standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                         THREE-MONTH
                                                         PERIOD ENDED       YEAR ENDED
                                                          MARCH 31,        DECEMBER 31,
                                                             2004              2003
                                                         ------------------------------
                                                             (Dollars in thousands)
Allowance for loan losses at beginning of  period....    $    25,174        $    27,266
Allowance of branch sold.............................              -               (102)
Charge-offs:
  Commercial and industrial..........................            957             10,823
  Real estate -- construction and land development...             51                630
  Real estate -- mortgage
      Single-family..................................             43              1,505
      Commercial.....................................          1,779              6,696
      Other..........................................             40              1,187
  Consumer...........................................            437              3,092
  Other..............................................              -                517
                                                         ------------------------------
          Total charge-offs..........................          3,307             24,450
Recoveries:
  Commercial and industrial..........................            226                554
  Real estate -- construction and land development...              -                 23
  Real estate -- mortgage
      Single-family..................................              8                 23
      Commercial.....................................             15                 49
      Other..........................................             17                 48
  Consumer...........................................            170                282
  Other..............................................            308                  6
                                                         ------------------------------
          Total recoveries...........................            744                985
                                                         ------------------------------
Net charge-offs......................................          2,563             23,465
Provision for loan losses                                          -             20,975
                                                         ------------------------------
Allowance for loan losses at end of period...........    $    22,611        $    25,174
                                                         ==============================
Loans at end of period, net of unearned income ......    $   844,749        $   856,941
Average loans, net of unearned income................        858,225          1,063,451
Ratio of ending allowance to ending loans............           2.68%              2.94%
Ratio of net charge-offs to average loans (1)                   1.20%              2.21%
Net charge-offs as a percentage of:
  Provision for loan losses                                        -             111.87%
  Allowance for loan losses (1)                                45.59%             93.21%
Allowance for loan losses as a percentage
  of nonperforming loans.............................          94.08%             78.59%

(1)   Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at March 31, 2004 was 2.68%, compared to 2.94% as of December 31, 2003. The allowance for loan losses as a percentage of nonperforming loans increased to 94.08% at March 31, 2004 from 78.59% at December 31, 2003 due to a decrease in nonperforming loans of $8.0 million (See nonperforming loan section below).

Net charge-offs were $2.6 million for the first quarter of 2004. Net charge-offs to average loans on an annualized basis totaled 1.20% for the first quarter of 2004. Net commercial loan charge-offs totaled $731,000, or 28.5% of total net charge-off loans, for the first quarter of 2004 compared to 43.8% of total net charge-off loans for the year 2003. Net commercial real estate loan charge-offs totaled $1.8 million, or 68.9% of total net charge-off loans, for the first quarter of 2004 compared to 28.3% of total net charge-off loans for the year 2003. Net consumer loan charge-offs totaled $267,000, or 10.4% of total net charge-off loans, for the first quarter of 2004 compared with 12% of total net charge-off loans for the year 2003. Net commercial real estate loan charge-offs as a percentage of total net charge-offs were higher in the first quarter of 2004 because of continued foreclosure activity on certain commercial real estate loans on which estimated losses had been provided to the allowance for loan losses during 2003.

Nonperforming Loans. In January of 2004, we transferred the majority of our nonperforming loans and approximately $7.0 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred with the related allowance for loan loss of $9.8 million. This department is staffed with nine employees and is managed by our special assets executive, who has over 18 years of experience in dealing with special assets. By segregating these relationships, we believe we can better monitor and control our collection efforts. Segregating these relationships also allows us to accurately monitor the performance of our individual branches on an ongoing basis without the influence of these nonperforming and problem relationships. Management is vigorously pursuing appropriate collection efforts and expects the nonperforming and problem relationships to decline over the following nine months.

Nonperforming loans decreased $8.0 million, to $24.0 million as of March 31, 2004 from $32.0 million as of December 31, 2003. As a percentage of net loans, nonperforming loans decreased from 3.74% at December 31, 2003 to 2.85% at March 31, 2004. The decrease in nonperforming loans primarily resulted from collections, charge-offs and the transfer of certain loans to other real estate and foreclosed assets. Other real estate and foreclosed assets increased $3.4 million to $9.4 million at March 31, 2004 from $6.0 million at December 31, 2003. The following table represents our nonperforming loans for the dates indicated.

                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                    MARCH 31, 2004              DECEMBER 31, 2003
                                                       ---------------------------------------  -----------------
                                                       OPERATING
                                                        BRANCHES     SPECIAL ASSETS    TOTAL           TOTAL
                                                       --------------------------------------------------------
                                                                      (Dollars in Thousands)
Nonaccrual.........................................    $   4,123       $ 17,752       $ 21,875         $ 29,630
Past due (contractually past due 90 days or more)..          505          1,654          2,159            1,438
Restructured.......................................            -              -              -              966
                                                       --------------------------------------------------------
 Total nonperforming loans                             $   4,628       $ 19,406       $ 24,034         $ 32,034
                                                       ========================================================
Loans, net of unearned                                 $ 813,482       $ 31,267       $844,749         $856,941
                                                       ========================================================
Nonperforming loans as a percent of loans                   0.57%          62.1%          2.85%            3.74%
                                                       ========================================================

Loans past due 30 days or more, net of non-accruals, improved to 1.52% at March 31, 2004 from 2.28% at December 31, 2003. Exclusive of the loans in the special assets portfolio, loans past due more than 30 days, net of non-accruals, were 1.00%.

The following is a summary of nonperforming loans by category for the dates shown:

                                                                                MARCH 31     DECEMBER 31,
                                                                                --------     ------------
                                                                                  2004           2003
                                                                                --------     ------------
                                                                                 (Dollars in thousands)
Commercial and industrial.................................                      $  6,959        $ 11,621
Real estate -- construction and land development..........                         1,459           1,735
Real estate -- mortgages..................................
     Single-family........................................                         5,162           5,472
     Commercial...........................................                         9,443          12,378
     Other................................................                           222             162
Consumer..................................................                           789             465
Other.....................................................                             -             201
                                                                                ------------------------
          Total nonperforming loans.......................                      $ 24,034        $ 32,034
                                                                                ========================

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

Impaired Loans. At March 31, 2004, the recorded investment in impaired loans totaled $18.4 million, with approximately $6.8 million in allowance for loan losses specifically allocated to impaired loans. This represents an decrease of $7.0 million from $25.4 million at December 31, 2003. A significant portion of our impaired loans have been transferred to our special assets department. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2004:

                                                         OPERATING BRANCHES           SPECIAL ASSETS                 TOTAL
                                                      -----------------------    ------------------------   -----------------------
                                                      OUTSTANDING    SPECIFIC    OUTSTANDING     SPECIFIC   OUTSTANDING    SPECIFIC
                                                        BALANCE     ALLOWANCE      BALANCE      ALLOWANCE     BALANCE     ALLOWANCE
                                                      -----------   ---------    -----------   -----------  -----------  -----------
Commercial and industrial..........................   $     1,808   $   1,143    $     5,164   $     2,104  $     6,972  $     3,247
Real estate -- construction and land development...           110          17          1,332           356        1,442          373
Real estate -- mortgages...........................
     Commercial....................................         1,422         286          8,468         2,876        9,890        3,162
     Other.........................................            27           3             80            33          107           36
                                                      ------------------------------------------------------------------------------
          Total....................................   $     3,367   $   1,449    $    15,044   $     5,369  $    18,411  $     6,818
                                                      ==============================================================================

Potential Problem Loans. In addition to nonperforming loans, management has identified $4.1 million in potential problem loans as of March 31, 2004. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. Approximately $1.6 million or 39% of this amount consists of a single construction loan relationship secured by single-family homes. Management believes that foreclosure of these properties is a possibility, however, the homes are substantially complete and management does not believe any losses will be incurred. In addition, approximately $1.0 million or 24% of the potential problem loans are part of the portfolio that was transferred to our special assets department in January, 2004. Overall, $3.4 million or 84% of our potential problem loans are secured by real estate. Management has allocated in the allowance for loan losses approximately $486,000 to absorb any losses that may result from these loans.

Stockholders' Equity. At March 31, 2004, total stockholders' equity was $102 million, an increase of $2.0 million from $100 million at December 31, 2003. The increase in stockholders' equity during the first quarter of 2004 resulted primarily from net income of $1.2 million and a $529,000 increase in the unrealized gain on available for sale investment securities. As of March 31, 2004, we had 18,018,202 shares of common stock issued and 17,714,657 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of March 31, 2004, there were 65,448 shares held in treasury at a cost of $430,000.

On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of March 31, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $599,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended March 31, 2004 and 2003, we recognized $50,000 and $56,000, respectively, in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of March 31, 2003, the ESOP has been internally leveraged with 273,400 shares of the our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended March 31, 2004 and 2003 was $52,000 and $15,000, respectively. The ESOP shares as of March 31, 2004 were as follows:

                                                                           March 31,
                                                                             2004
                                                                        --------------
Allocated shares                                                                28,628
Estimated shares committed to be released                                        6,675
Unreleased shares                                                              238,097
                                                                        --------------
Total ESOP shares                                                              273,400
                                                                        ==============

Fair value of unreleased shares                                         $    1,707,155
                                                                        ==============

Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at March 31, 2004 (dollars in thousands):

                                                                   FOR CAPITAL
                                                                    ADEQUACY                 TO BE WELL
                                         ACTUAL                     PURPOSES                 CAPITALIZED
                                -----------------------     -----------------------
                                 AMOUNT           RATIO      AMOUNT           RATIO      AMOUNT        RATIO
                                --------          -----     --------          -----      -------       ------
Total Risk-Based Capital
      Corporation               $132,298          14.02%    $ 75,491           8.00%     $94,363        10.00%
      The Bank                   127,729          13.65%      74,844           8.00%      93,555        10.00%

Tier 1 Risk-Based Capital
      Corporation                119,149          12.63%      37,745           4.00%      56,618         6.00%
      The Bank                   115,893          12.39%      37,422           4.00%      56,133         6.00%

Leverage Capital
      Corporation                119,149           9.97%      47,809           4.00%      59,761         5.00%
      The Bank                   115,893           9.78%      47,407           4.00%      59,259         5.00%

Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions, brokered and internet deposits, and may borrow from the Federal Home Loan Bank under a blanket floating lien on certain commercial loans and residential real estate loans. Also, we have established certain repurchase agreements with a large financial institution. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity" included in our Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated herein by reference.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon the Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit:

      31.01 Certification of principal executive officer pursuant to Rule 13a-14(a).

      31.02 Certification of principal financial officer pursuant to 13a-14(a).

      32.01 Certification of principal executive officer pursuant to 18 U.S.C.
      Section 1350.

      32.02 Certification of principal financial officer pursuant to 18 U.S.C.
      Section 1350.

(b) Reports on Form 8-K:

      We furnished a Current Report on Form 8-K dated February 12, 2004 under
      Item 7 and 12 of Form 8-K containing as an Exhibit a press release dated February 12, 2004.

      We furnished a Current Report on Form 8-K dated April 22, 2004 under Item 7 and 12 of Form 8-K containing as an Exhibit a press release dated April 22, 2004.

SIGNATURE

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Banc Corporation
                                              (Registrant)

Date:  May 10, 2004    By:  /s/ James A. Taylor, Jr.
                            -------------------------------------------------
                            James A. Taylor, Jr.
                            President and Chief Operating Officer

Date:  May 10, 2004    By:  /s/ David R. Carter
                            ------------------------------------------
                            David R. Carter
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting Officer)