Form 10-Q
period 2004-06-30
BANC CORP
filed 2004-08-09
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission File number 0-25033

                              The Banc Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                    63-1201350
 --------------------------------              ---------------------------------
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

         Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of June 30, 2004
-----------------------------                  -------------------------------
Common stock, $.001 par value                            17,729,062

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2004             2003
                                                                                -----------    ------------
                                                                                (UNAUDITED)
ASSETS
Cash and due from banks                                                            $ 26,048    $     31,679
Interest bearing deposits in other banks                                             16,795          11,869
Federal funds sold                                                                   18,000               -
Investment securities available for sale                                            200,357         141,601
Mortgage loans held for sale                                                          3,610           6,408
Loans, net of unearned income                                                       889,371         856,941
Less: Allowance for loan losses                                                     (20,180)        (25,174)
                                                                                -----------    ------------
        Net loans                                                                   869,191         831,767
                                                                                -----------    ------------
Premises and equipment, net                                                          58,375          57,979
Accrued interest receivable                                                           5,454           5,042
Stock in FHLB and Federal Reserve Bank                                               10,243           8,499
Other assets                                                                         79,963          76,782
                                                                                -----------    ------------

        TOTAL ASSETS                                                            $ 1,288,036    $  1,171,626
                                                                                ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                          $    89,854    $     86,100
   Interest-bearing                                                                 874,024         803,835
                                                                                -----------    ------------
       TOTAL DEPOSITS                                                               963,878         889,935

Advances from FHLB                                                                  156,090         121,090
Other borrowed funds                                                                 15,155          10,829
Long-term debt                                                                        1,820           1,925
Subordinated debentures                                                              31,959          31,959
Accrued expenses and other liabilities                                               19,000          15,766
                                                                                -----------    ------------
        TOTAL LIABILITIES                                                         1,187,902       1,071,504

Stockholders' Equity
  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued 62,000 at June 30, 2004 and December 31, 2003                          -               -
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      shares issued 18,025,932 and 18,018,202, respectively; outstanding
      17,729,062 and 17,694,595, respectively                                            18              18
   Surplus - preferred                                                                6,193           6,193
           - common                                                                  68,437          68,363
   Retained Earnings                                                                 30,925          28,851
   Accumulated other comprehensive loss                                              (2,594)           (180)
   Treasury stock, at cost                                                             (430)           (501)
   Unearned ESOP stock                                                               (1,866)         (1,974)
   Unearned restricted stock                                                           (549)           (648)
                                                                                -----------    ------------
        TOTAL STOCKHOLDERS' EQUITY                                                  100,134         100,122
                                                                                -----------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,288,036    $  1,171,626
                                                                                ===========    ============

See Notes to Condensed Consolidated Financial Statements.

                            THE BANC CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                  -------------------   --------------------
                                                                    2004       2003       2004        2003
                                                                  --------   --------   --------   ---------
INTEREST INCOME
Interest and fees on loans                                        $ 13,691   $ 19,682   $ 27,258   $  39,526
Interest on investment securities
  Taxable                                                            2,109        822      3,822       1,540
  Exempt from Federal income tax                                        26         67         41         159
Interest on federal funds sold                                          41         96         75         199
Interest and dividends on other investments                            231        186        396         382
                                                                  --------   --------   --------   ---------

  Total interest income                                             16,098     20,853     31,592      41,806

INTEREST EXPENSE
Interest on deposits                                                 4,505      6,152      8,782      12,906
Interest on other borrowed funds                                     1,456      2,220      3,122       4,406
Interest on subordinated debentures                                    626        632      1,252       1,268
                                                                  --------   --------   --------   ---------

  Total interest expense                                             6,587      9,004     13,156      18,580
                                                                  --------   --------   --------   ---------

        NET INTEREST INCOME                                          9,511     11,849     18,436      23,226

Provision for loan losses                                                -        725          -       1,925
                                                                  --------   --------   --------   ---------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             9,511     11,124     18,436      21,301

NONINTEREST INCOME
Service charges and fees on deposits                                 1,397      1,656      2,788       3,279
Mortgage banking income                                                383      1,185        787       2,060
Gain on sale of securities                                              37        637        428         663
Gain on sale of branch                                                   -          -        739       2,246
Other income                                                           982      1,283      1,825       2,157
                                                                  --------   --------   --------   ---------

    TOTAL NONINTEREST INCOME                                         2,799      4,761      6,567      10,405

NONINTEREST EXPENSES
Salaries and employee benefits                                       5,871      6,371     11,457      12,689
Occupancy, furniture and equipment expense                           2,094      2,277      4,052       4,285
Other                                                                3,202      3,793      6,804       6,897
                                                                  --------   --------   --------   ---------

    TOTAL NONINTEREST EXPENSES                                      11,167     12,441     22,313      23,871
                                                                  --------   --------   --------   ---------

        Income before income taxes                                   1,143      3,444      2,690       7,835

INCOME TAX EXPENSE                                                      79        940        398       2,317
                                                                  --------   --------   --------   ---------

        NET INCOME                                                $  1,064   $  2,504   $  2,292   $   5,518
                                                                  ========   ========   ========   =========

BASIC NET INCOME PER COMMON SHARE                                 $   0.05   $   0.14   $   0.12   $    0.32
                                                                  ========   ========   ========   =========

DILUTED NET INCOME PER COMMON SHARE                               $   0.05   $   0.14   $   0.11   $    0.31
                                                                  ========   ========   ========   =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          17,578     17,472     17,569      17,461
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION       18,487     17,884     18,532      17,751

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ---------------------
                                                                                  2004        2003
                                                                                ---------   ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                $   5,028   $ (21,911)
                                                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits in other banks                        (4,926)       (811)
   Net increase in federal funds sold                                             (18,000)    (14,000)
   Proceeds from sales of securities available for sale                            71,720      22,654
   Proceeds from maturities of investment securities available for sale            36,105      28,142
   Purchases of investment securities available for sale                         (161,819)    (73,572)
   Net (increase) decrease in loans                                               (39,344)      9,313
   Purchases of premises and equipment                                             (2,222)     (1,468)
   Net cash paid in branch sale                                                    (6,626)    (31,949)
   Other investing activities                                                      (6,744)       (219)
                                                                                ---------   ---------

          Net cash used by investing activities                                  (131,856)    (61,910)
                                                                                ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                82,144      71,937
   Net increase (decrease) in FHLB advances and other borrowed funds               39,326        (189)
   Proceeds received on long term debt                                                  -       2,100
   Payments made on long term debt                                                   (105)        (70)
   Proceeds from sale of common stock                                                  49          25
   Proceeds from sale of preferred stock                                                -       6,193
   Cash dividends paid                                                               (217)          -
                                                                                ---------   ---------

          Net cash provided by financing activities                               121,197      79,996
                                                                                ---------   ---------

Net decrease in cash and due from banks                                            (5,631)     (3,825)

Cash and due from banks at beginning of period                                     31,679      45,365
                                                                                ---------   ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $  26,048   $  41,540
                                                                                =========   =========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The statement of financial condition at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation beginning January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. FIN 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

The Corporation, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation for which it receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At June 30, 2004, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to four years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at June 30, 2004 was $17.1 million which represents the Corporation's maximum credit risk. At June 30, 2004, the Corporation had no significant liabilities and receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of FIN 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses at the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses.

In previous financial statements, the Corporation had consolidated two trusts through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Corporation's subordinated debentures" in the statements of financial condition. In December 2003, the FASB issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in revised FIN 46, the trusts have been deconsolidated, with the Corporation accounting for its investment in the trusts as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Corporation had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial statements presented have been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities. (See Note 8)

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accepted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans ac-quired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by SOP 03-3 are not expected to have a material impact on results of operations, financial position, or liquidity of the Corporation.

In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments", which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133, as amended by SFAS No. 149, and are therefore required to be recorded at fair value. SAB 105 stipulates that in recording those commitments no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 were effective for loan commitment derivatives that were entered into after March 31, 2004. The provisions of SAB 105 did not have a material impact on results of operations, financial position, or liquidity of the Corporation.

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

                                       Alabama     Florida
                                        Region      Region      Combined
                                      ----------   ---------   ----------
Three months ended June 30, 2004
      Net interest income             $    6,886   $   2,625   $    9,511
      Provision for loan losses              984        (984)           -
      Noninterest income(1)                2,467         332        2,799
      Noninterest expense(2)               8,743       2,424       11,167
      Income tax (benefit) expense          (377)        456           79
         Net income                            3       1,061        1,064
      Total assets                     1,063,265     224,771    1,288,036

Three months ended June 30, 2003
      Net interest income             $    6,736   $   5,113   $   11,849
      Provision for loan losses             (275)      1,000          725
      Noninterest income(1)                4,015         746        4,761
      Noninterest expense(2)               8,563       3,878       12,441
      Income tax expense                     648         292          940
         Net income                        1,815         689        2,504
      Total assets                       948,506     492,595    1,441,101

Six months ended June 30, 2004
      Net interest income             $   13,213   $   5,223   $   18,436
      Provision for loan losses            1,956      (1,956)           -
      Noninterest income(1)                5,865         702        6,567
      Noninterest expense(2)              17,412       4,901       22,313
      Income tax (benefit)expense           (481)        879          398
         Net income                          191       2,101        2,292

Six months ended June 30, 2003
      Net interest income             $   12,825   $  10,401   $   23,226
      Provision for loan losses              831       1,094        1,925
      Noninterest income(1)                8,757       1,648       10,405
      Noninterest expense(2)              16,141       7,730       23,871
      Income tax expense                   1,334         983        2,317
         Net income                        3,276       2,242        5,518

(1) See Note 3 concerning branch sales. Also, in January 2004, certain loans was transferred from the Florida segment to the Corporation's special assets department which is included in the Alabama segment.

(2) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

Note 5 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                       Three Months Ended    Six Months Ended
                                                            June 30              June 30
                                                       ------------------   -----------------
                                                          2004     2003      2004      2003
                                                       --------   -------   -------  --------
Numerator:
     Net income                                        $  1,064   $ 2,504   $ 2,292  $  5,518
     Less preferred dividends                               217         -       217         -
                                                       --------   -------   -------  --------
     For basic and diluted, net income
          applicable to common stock                   $    847   $ 2,504   $ 2,075  $  5,518
                                                       ========   =======   =======  ========
Denominator:
     For basic, weighted average common shares
          outstanding                                    17,578    17,472    17,569    17,461
     Effect of dilutive stock options,
          restricted stock and convertible preferred        909       412       963       290
                                                       --------   -------   -------  --------

Weighted  average common shares outstanding,
  assuming dilution                                      18,487    17,884    18,532    17,751
                                                       ========   =======   =======  ========

Basic net income per common share                      $    .05   $   .14   $   .12  $    .32
                                                       ========   =======   =======  ========

Diluted net income per common share                    $    .05   $   .14   $   .11  $    .31
                                                       ========   =======   =======  ========

Note 6 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $(1,879,000) and $(122,000), respectively, for the three and six-month periods ended June 30, 2004, and $2,474,000 and $5,323,000 respectively, for the three and six-month periods ended June 30, 2003. Total comprehensive income (loss) consists of net income (loss) and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

Note 7 - Income Taxes

The primary difference between the effective tax rate and the federal statutory rate in 2004 and 2003 is due to certain tax-exempt income and rehabilitation tax credits on the Corporation's headquarters, the John A. Hand building.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

                                                  June 30, 2004    December 31, 2003
                                                  -------------    -----------------
                                                           (In thousands)
10.6% junior subordinated debentures owed to
TBC Capital Statutory Trust II due September
7, 2030                                             $  15,464          $ 15,464
6-month LIBOR plus 3.75% junior subordi-
nated debentures owed to TBC Capital Statu-
tory Trust III due July 25, 2031                       16,495            16,495
                                                    ---------          --------
Total junior subordinated debentures owed to
 unconsolidated subsidiary trusts                   $  31,959          $ 31,959
                                                    =========          ========

As of June 30, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 4.96% and 4.90%, respectively.

Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March and July, 2004.

Note 9 - Stockholders' Equity

In September of 2000, the Corporation's board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2004, there were 65,448 shares held in treasury at a cost of $430,000.

On April 1, 2002, the Corporation issued 157,000 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the shares of restricted stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of June 30, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $549,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended June 30, 2004 and 2003, the Corporation has recognized $100,000 and $112,000, respectively, in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of June 30, 2004, the ESOP has been internally leveraged with 273,400 shares of the Corporations' common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as long-term debt on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the periods ended June 30, 2004, and 2003, was $98,000 and $55,000, respectively. The ESOP shares as of June 30, 2004 were as follows:

                                            June 30, 2004
                                            -------------
Allocated shares                                 28,628
Estimated shares committed to be released        13,350
Unreleased shares                               231,422
                                             ----------
Total ESOP shares                               273,400
                                             ==========

Fair value of unreleased shares              $1,520,000
                                             ==========

The Corporation has established a stock incentive plan for directors and certain key employees that provide for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation's common stock. The compensation committee of the Board determines the terms of the restricted stock and options granted.

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

                                       For the three-months ended     For the six-months ended
                                      ----------------------------  ----------------------------
                                      June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                      -------------  -------------  -------------  -------------
Net income:
    As reported                         $   1,064      $   2,504      $   2,292      $   5,518
    Pro forma                                 666          2,321          1,787          5,156

Earnings per common share:
    As reported                         $     .05      $     .14      $     .12      $     .32
    Pro forma                                 .03            .13            .09            .30

Diluted earnings per common share:
    As reported                         $     .05      $     .14      $     .11      $     .31
    Pro forma                                 .02            .13            .08            .29

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

                                           June 30
                                       ---------------
                                       2004       2003
                                       ----       ----
Risk free interest rate                4.69%      3.33%
Volatility factor                       .41        .34
Weighted average life of options       7.00       7.00
Dividend yield                         0.00       0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of our June 30, 2004 consolidated financial condition and results of operations for the three and six-month periods ended June 30, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

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

Our total assets were $1.288 billion at June 30, 2004, an increase of $116.4 million, or 9.94% from $1.172 billion as of December 31, 2003. Our total loans, net of unearned income were $889 million at June 30, 2004, an increase of $32 million, or 3.78% from $857 million as of December 31, 2003. Our total deposits were $964 million at June 30, 2004, an increase of $74 million, or 8.31% from $890 million as of December 31, 2003. Our total stockholders' equity remained level at $100 million at June 30, 2004 and December 31, 2003.

In March 2003, we sold our branch in Roanoke, Alabama, which had assets of approximately $9.8 million and liabilities of $44.7 million. We realized a $2.3 million pre-tax gain on the sale. In August 2003, we sold seven branches of The Bank, known as the Emerald Coast branches of The Bank, serving the markets from Destin to Panama City, Florida, for a $46.8 million deposit premium. These branches had assets of approximately $234 million and liabilities of $209 million. We realized a $46.0 million pre-tax gain on the sale. On February 6, 2004, we sold our Morris, Alabama branch, which had assets of approximately $1.0 million and liabilities of $8.2 million, for a $739,000 pre-tax gain. Because of the impact of these sales on our interest-bearing deposits and our loan portfolio, as well as the impact of the gains on sale on our net income, there are variations in the comparability between 2004 and 2003 of our financial position and results of operations. Where appropriate, we have tried to quantify these effects in the discussion that follows.

In January of 2004, we transferred the majority of our nonperforming loans and approximately $7 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred along with the related allowance for loan loss of $9.8 million. This department is staffed with nine employees, and is managed by our special assets executive, who has over 18 years of experience in dealing with special assets. By segregating these relationships, we believe we can better monitor and control our collection efforts. Segregating these relationships also allows us to accurately monitor the performance of our individual branches on an ongoing basis without the influence of these nonperforming and problem relationships. Management is vigorously pursuing appropriate collection efforts and expects the nonperforming and problem relationships to decline over the next six months.

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

Results of Operations

Our net income for the three-month period ended June 30, 2004 (second quarter of 2004), was $1.1 million compared to $2.5 million for the three-month period ended June 30, 2003 (second quarter of 2003), a decrease of $1.4 million. Our basic and diluted net income per share was $.05 for the second quarter of 2004, which represents a $.09 decrease from $.14 per share for the second quarter of 2003.

Our net income for the six-month period ended June 30, 2004 (first six months of 2004) was $2.3 million compared to $5.5 million for the six-month period ended June 30, 2003 (first six months of 2003), a decrease of $3.2 million. Basic net income per share was $.12 and diluted net income per share was $.11 for the first six months of 2004, which represents a $ .20 decrease from $.32 and $.31 per share for the first six months of 2003. Return on average assets, on an annualized basis, was .37% for the first six months of 2004 compared to .78% for the first six months of 2003. Return on average stockholders' equity, on an annualized basis, was 4.59% for the first six months of 2004 compared to 13.97% for the first six months of 2003. Book value per common share was $5.30 at June 30, 2004 compared to $5.31 at December 31, 2003. Tangible book value per common share at June 30, 2004 and December 31, 2003 was $4.59.

The decrease in net income during the first and second quarters of 2004 compared to the first and second quarters of 2003 is the result of a decline in our net interest margin and other noninterest income offset by a decline in the provision for loan losses and other noninterest expenses. The reasons underlying these declines are discussed in the following paragraphs.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $2.3 million, or 19.7% to $9.5 million for the second quarter of 2004 from $11.8 million for the second quarter of 2003. Net interest income decreased primarily due to a $4.8 million or 22.8% decrease in total interest income offset by a $2.4 million, or 26.8% decrease in total interest expense. The decline in total interest income is primarily due to a $275 million decline in the average volume of loans, which is primarily the result of the sale of certain branches during 2003.

The decline in total interest expense is primarily attributable to a 45-basis point decline in the average interest rate paid on interest-bearing liabilities and a $164 million decline in the volume of average interest-bearing liabilities. The decline in the average interest-bearing liabilities is due to the decline in deposit volume related to the sale of certain branches during 2003. The average rate paid on interest-bearing liabilities was 2.47% for the second quarter of 2004 compared to 2.92% for the second quarter of 2003. Our net interest spread and net interest margin were 3.31% and 3.42%, respectively, for the second quarter of 2004, compared to 3.53% and 3.67% for the second quarter of 2003.

Average interest-earning assets for the second quarter of 2004 decreased $178 million, or 13.7% to $1.121 billion from $1.299 billion in the second quarter of 2003. This decrease in average interest-earning assets was offset by a $164 million, or 13.3%, decrease in average interest-bearing liabilities to $1.071 billion for the second quarter of 2004 from $1.235 billion for the second quarter of 2003. Average interest-earning assets and liabilities decreased due to the sale of certain branches during 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.7% and 105.2% for the second quarters of 2004 and 2003, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.78% for the second quarter of 2004 compared to 6.45% for the second quarter of 2003. The 67-basis point decline in the yield was partially offset by a 45-basis point decline in the average rate paid on interest-bearing liabilities.

Net interest income decreased $4.8 million, or 20.6% to $18.4 million for the first six months of 2004 from $23.2 million for the first six months of 2003. The decrease in net interest income was primarily due to a $10.2 million, or 24.4% decrease in total interest income offset by a $5.4 million, or 29.2% decrease in total interest expense. The decline in total interest income is primarily due to a $287 million decline in the average volume of loans, which is primarily the result of the sale of certain branches during 2003.

The decline in total interest expense is primarily attributable to a 50-basis point decline in the average interest rate paid on interest-bearing liabilities and a $194 million decline in the volume of average interest-bearing liabilities. The decline in the average interest-bearing liabilities is primarily due to the decline in deposit volume related to the sale of certain branches during 2003. The average rate paid on interest-bearing liabilities was 2.53% for the first six months of 2004 compared to 3.03% for the first six months of 2003. Our net interest spread and net interest margin were 3.28% and 3.39%, respectively, for the first six months of 2004, compared to 3.46% and 3.61%, respectively, for the first six months of 2003.

Average interest-earning assets for the first six months of 2004 decreased $206 million, or 15.8% to $1.095 billion from $1.301 billion in the first six months of 2003. This decrease in average interest-earning assets was offset by a $194 million, or 15.7%, decrease in average interest-bearing liabilities to $1.044 billion for the first six months of 2004 from $1.238 billion for the first six months of 2003. Average interest-earning assets and liabilities decreased due to the sale of certain branches during 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.9% and 105.1% for the first six months of 2004 and 2003, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.81% for the first six months of 2004 compared to 6.49% for the first six months of 2003. The 68-basis point decline in the yield was offset by a 50-basis point decline in the average rate paid on interest-bearing liabilities.

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

                                                                          THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------------
                                                                2004                                    2003
                                                -------------------------------------     -------------------------------
                                                  AVERAGE         INCOME/      YIELD/      AVERAGE       INCOME/    YIELD/
                                                  BALANCE         EXPENSE       RATE       BALANCE       EXPENSE    RATE
                                                -----------     -----------   -------    -----------    ---------   -----
                                                                               (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1).........     $   869,376     $    13,691      6.33%    $ 1,144,563   $  19,682    6.90%
  Investment securities
    Taxable................................         183,643           2,109      4.62          60,363         822    5.46
    Tax-exempt(2)..........................           2,744              39      5.72           6,162         102    6.61
                                                -----------     -----------               -----------   ---------
        Total investment securities........         186,387           2,148      4.64          66,525         924    5.57
    Federal funds sold.....................          17,670              41      0.93          32,253          96    1.19
    Other investments......................          47,945             231      1.94          55,973         186    1.33
                                                -----------     -----------               -----------   ---------
        Total interest-earning assets......       1,121,378          16,111      5.78       1,299,314      20,888    6.45

Noninterest-earning assets:
  Cash and due from banks..................          30,783                                    34,214
  Premises and equipment...................          58,129                                    61,151
  Accrued interest and other assets........          83,443                                    71,499
  Allowance for loan losses................         (23,308)                                  (28,761)
                                                -----------                               -----------
        Total assets.......................     $ 1,270,425                               $ 1,437,417
                                                ===========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits..........................     $   258,926             813      1.26     $   298,865         713    0.96
  Savings deposits.........................          28,987              11      0.15          35,523          28    0.32
  Time deposits............................         578,039           3,681      2.56         693,702       5,411    3.13
  Other borrowings.........................         173,170           1,456      3.38         174,748       2,220    5.10
  Subordinated debentures..................          31,959             626      7.88          31,959         632    7.93
                                                -----------     -----------               -----------   ---------
        Total interest-bearing
          liabilities......................       1,071,081           6,587      2.47       1,234,797       9,004    2.92
Noninterest-bearing liabilities:
  Demand deposits..........................          87,153                                   114,695
  Accrued interest and other
   liabilities.............................          11,643                                     6,245
  Stockholders' equity.....................         100,548                                    81,677
                                                -----------                               -----------
        Total liabilities and
         stockholders' equity..............     $ 1,270,425                               $ 1,437,417
                                                ===========                               ===========
Net interest income/net interest
  spread...................................                           9,524      3.31%                     11,884    3.53%
                                                                                 ====                                ====
Net yield on earning assets................                                      3.42%                               3.67%
                                                                                 ====                                ====
Taxable equivalent adjustment:
  Investment securities(2).................                              13                                    35
                                                                -----------                             ---------
        Net interest income................                     $     9,511                             $  11,849
                                                                ===========                             =========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended June 30, 2004 and 2003.

                                                        THREE MONTHS ENDED JUNE 30 (1)
                                                                 2004 VS 2003
                                                      -----------------------------------
                                                                        CHANGES DUE TO
                                                       INCREASE     ---------------------
                                                      (DECREASE)      RATE        VOLUME
                                                      ---------     -------      --------
                                                             (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans.................      $  (5,991)    $(1,532)     $ (4,459)
     Interest on securities:
          Taxable...............................          1,287        (144)        1,431
          Tax-exempt............................            (63)        (12)          (51)
     Interest on federal funds..................            (55)        (18)          (37)
     Interest on other investments..............             45          75           (30)
                                                      ---------     -------      --------
          Total interest income.................         (4,777)     (1,631)       (3,146)
                                                      ---------     -------      --------
Expense from interest-bearing liabilities:
  Interest on demand deposits...................            100         204          (104)
  Interest on savings deposits..................            (17)        (13)           (4)
  Interest on time deposits.....................         (1,730)       (903)         (827)
  Interest on other borrowings..................           (764)       (744)          (20)
  Interest subordinated debentures..............             (6)         (6)            -
                                                      ---------     -------      --------
          Total interest expense................         (2,417)     (1,462)         (955)
                                                      ---------     -------      --------
          Net interest income...................      $  (2,360)    $  (169)     $ (2,191)
                                                      =========     =======      ========

---------------

(1) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

                                                                    SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------------------------------------------------------
                                                          2004                                       2003
                                      ----------------------------------------   ---------------------------------------
                                       AVERAGE         INCOME/          YIELD/    AVERAGE         INCOME/         YIELD/
                                       BALANCE         EXPENSE           RATE     BALANCE         EXPENSE          RATE
                                       -------         -------           ----     -------         -------          ----
                                                                        (Dollars in thousands)
ASSETS
Interest- earning assets:
  Loans, net of unearned
    income(1).......................  $  863,800      $  27,258          6.35%   $1,150,899      $  39,526         6.93%
  Investment securities
    Taxable.........................     170,639          3,822          4.50        54,081          1,540         5.74
    Tax-exempt(2)...................       2,030             62          6.14         7,158            241         6.79
                                      ----------      ---------                  ----------      ---------
        Total investment
          securities................     172,669          3,884          4.52        61,239          1,781         5.86
    Federal funds sold..............      16,055             75          0.94        33,895            199         1.18
    Other investments...............      42,257            396          1.88        54,655            382         1.41
                                      ----------      ---------                  ----------      ---------
        Total interest-earning
          assets....................   1,094,781         31,613          5.81     1,300,688         41,888         6.49
Noninterest-earning assets:
  Cash and due from banks...........      29,002                                     33,650
  Premises and equipment............      58,076                                     61,108
  Accrued interest and other
    assets..........................      82,192                                     72,267
  Allowance for loan losses.........     (24,396)                                   (33,278)
                                      ----------                                 ----------
        Total assets................  $1,239,655                                 $1,434,435
                                      ==========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits...................  $  248,361          1,494          1.21    $  293,391          1,407         0.97
  Savings deposits..................      29,692             24          0.16        35,725             69         0.39
  Time deposits.....................     561,091          7,264          2.60       702,254         11,430         3.28
  Other borrowings..................     172,606          3,122          3.64       174,777          4,406         5.08
  Subordinated debentures...........      31,959          1,252          7.88        31,959          1,268         8.00
                                      ----------      ---------                  ----------      ---------
        Total interest-bearing
          liabilities...............   1,043,709         13,156          2.53     1,238,106         18,580         3.03
Noninterest-bearing liabilities:
  Demand deposits...................      84,200                                    110,180
  Accrued interest and other
    liabilities.....................      11,419                                     6,508
  Stockholders' equity..............     100,327                                     79,641
                                      ----------                                 ----------
        Total liabilities and
          stockholders' equity .....  $1,239,655                                 $1,434,435
                                      ==========                                 ==========
Net interest income/net
  interest spread...................                     18,457          3.28%                      23,308         3.46%
                                                                         ====                                      ====
Net yield on earning assets.........                                     3.39%                                     3.61%
                                                                         ====                                      ====
Taxable equivalent adjustment:
  Investment securities(2)..........                         21                                         82
                                                      ---------                                  ---------
        Net interest income.........                  $  18,436                                  $  23,226
                                                      =========                                  =========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

    The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2004 and 2003.

                                                        SIX MONTHS ENDED JUNE 30 (1)
                                                                2004 VS 2003
                                                     -----------------------------------
                                                                       CHANGES DUE TO
                                                      INCREASE      --------------------
                                                     (DECREASE)      RATE        VOLUME
                                                     ----------     -------     --------
                                                             (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans.................     $  (12,268)    $(3,082)    $ (9,186)
     Interest on securities:
          Taxable...............................          2,282         (95)       2,377
          Tax-exempt............................           (179)        (22)        (157)
     Interest on federal funds..................           (124)        (35)         (89)
     Interest on other investments..............             14          60          (46)
                                                     ----------     -------     --------
          Total interest income.................        (10,275)     (3,174)      (7,101)
                                                     ----------     -------     --------
Expense from interest-bearing liabilities:
  Interest on demand deposits...................             87         188         (101)
  Interest on savings deposits..................            (45)        (35)         (10)
  Interest on time deposits.....................         (4,166)     (2,115)      (2,051)
  Interest on other borrowings..................         (1,284)     (1,230)         (54)
  Interest subordinated debentures..............            (16)        (16)           -
                                                     ----------     -------     --------
          Total interest expense................         (5,424)     (3,208)      (2,216)
                                                     ----------     -------     --------
          Net interest income...................     $   (4,851)    $    34     $ (4,885)
                                                     ==========     =======     ========

--------------

(1) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income decreased $1.9 million or 41.2% to $2.8 million for the second quarter of 2004 from $4.7 million for the second quarter of 2003, primarily due to a decrease in mortgage banking income and gains on sales of securities. Mortgage banking income decreased $802,000, or 67.7% to $383,000 in the second quarter of 2004 from $1.2 million in the second quarter of 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that has occurred in 2004 and the sale of the Emerald Coast branches. Gains on sales of securities decreased $600,000 to $37,000, in the second quarter of 2004 from $637,000 in the second quarter of 2003.

Noninterest income decreased $3.8 million, or 36.9% to $6.6 million for the first six months of 2004 from $10.4 million for the first six months of 2003, primarily due to the $2.2 million gain we realized in 2003 on the sale of our Roanoke branch. This decrease was partially offset by a $739,000 gain we realized on the sale of our Morris branch during 2004. Service charges on deposits decreased $491,000, or 15.0%, to $2.8 million in the first six months of 2004 from $3.3 million in the first six months of 2003. Mortgage banking income decreased $1.3 million, or 61.8% to $787,000 in the first six months of 2004 from $2.1 million in the first six months of 2003. Gains on sales of securities decreased $235,000, to $428,000 in the first six months of 2004 from $663,000 in the first six months of 2003. The decline in service charges is related to the decline in deposit accounts, which resulted from the sale of certain branches during 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that has occurred in 2004 and the sale of the Emerald Coast branches.

Noninterest expense. Noninterest expense decreased $1.2 million, or 10.2% to $11.2 million for second quarter of 2004 from $12.4 million for the second quarter of 2003. Salaries and benefits decreased $500,000, or 7.85% to $5.9 million for the second quarter of 2004 from $6.4 million for the second quarter of 2003. Occupancy and furniture and equipment expenses decreased $183,000, or 8.04% to $2.1 million for the second quarter of 2004 from $2.3 million for the second quarter of 2003. All other noninterest expenses decreased $591,000, or 15.6% to $3.2 million for the second quarter of 2004 from $3.8 million for the second quarter of 2003.

Noninterest expense decreased $1.6 million, or 6.53% to $22.3 million for first six months of 2004 from $23.9 million for the first six months of 2003. Salaries and benefits decreased $1.2 million, or 9.7% to $11.5 million for the first six months of 2004 from $12.7 million for the first six months of 2003. Occupancy and furniture and equipment expenses decreased $233,000, or 5.44% to $4.1 million for the first six months of 2004 from $4.3 million for the first six months of 2003. All other noninterest expenses decreased $93,000, or 1.35% to $6.8 million for the first six months of 2004 from $6.9 million for the first six months of 2003. During the first six months of 2004, we incurred approximately $2.8 million in certain expenses, including $913,000 for the special asset department related to increased foreclosure and repossession activity, $301,000 in valuation write-downs, $626,000 in legal fees, $437,000 in audit and accounting fees and $825,000 in FDIC premiums. Management does not expect these expenses to be at these levels in the future. FDIC premiums for the same period last year were $91,000. Our FDIC premiums for the remaining six-month period ending December 31, 2004 are expected to be approximately $210,000. The expenses incurred by the special assets department reflect the increased activity in this area, which has produced significant recoveries in the first six months of 2004.

Income tax expense. Our income tax expense was $79,000 for the second quarter of 2004, compared to $940,000 for the second quarter of 2003 and $398,000 for the first six months of 2004, compared to $2.3 million for the first six months of 2003. The primary difference in the effective rate and the federal statutory rate (34%) for the three and six-month periods ended June 30, 2004 is due to certain tax-exempt income from investments and insurance policies and rehabilitation tax credits on our headquarters, the John A. Hand building.

Provision for Loan Losses. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

As a result of the collection of certain classified loans of approximately $6.0 million in the first quarter of 2004, increased recoveries of charged-off loans of $2.03 million for the first six months of 2004 and an adjustment to the risk factors related to 1-4 family residential loans in the second quarter of 2004, no provision for loan losses was posted for the second quarter or first six months of 2004, a $1.9 million provision for loan losses was posted for the first six months of 2003. In addition, over one-half of our loan growth during the first six-months is related to a single credit with a very low risk rating that was originated in the second quarter and is fully secured by marketable securities. During the first six months of 2004, we had net charged-off loans totaling $5.0 million compared to net charged-off loans of $7.0 million in the first six months of 2003. The net amount of charged-off loans during the first six months of 2004 was covered by specific and standard allocations of allowance for loan losses which had been provided in previous periods. The annualized ratio of net charged-off loans to average loans was 1.16% in the first six months of 2004 compared to 1.23% for the first six months of 2003 and 2.21% for the year 2003. The allowance for loan losses totaled $20.2 million, or 2.27% of loans, net of unearned income at June 30, 2004 compared to $25.2 million, or 2.94% of loans, net of unearned income at December 31, 2003. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

Financial Condition

Total assets were $1.288 billion at June 30, 2004, an increase of $116 million, or 9.94% from $1.172 billion as of December 31, 2003. Average total assets for the first six months of 2004 totaled $1.240 billion, which was supported by average total liabilities of $1.140 billion and average total stockholders' equity of $100 million.

Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $17.3 million, or 39.7%, to $60.8 million at June 30, 2004 from $43.5 million at December 31, 2003. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the Federal Home Loan Bank ("FHLB"). These excess funds were attributable primarily to an increase in deposits. These deposits were invested in short-term liquid assets primarily to improve our liquidity position and position us for future investment and loan growth. At June 30, 2004, our short-term liquid assets comprised 4.7% of total assets, compared to 3.7% at December 31, 2003. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Total investment securities increased $58.8 million, or 41.5% to $200.4 million at June 30, 2004, from $141.6 million at December 31, 2003. Mortgage-backed securities, which comprised 15.6% of the total investment portfolio at June 30, 2004, decreased $11.1 million, or 26.2%, to $31.2 million from $42.3 million at December 31, 2003. Investments in U.S. Treasury and agency securities, which comprised 66.2% of the total investment portfolio at June 30, 2004, increased $60.2 million, or 83.0%, to $132.7 million from $72.5 million at December 31, 2003. The increase in our agency securities improved our liquidity, and we expect that our investment in these securities will provide reasonable returns over a five- to six-year period. The total investment portfolio at June 30, 2004 comprised 17.6% of all interest-earning assets compared to 13.8% at December 31, 2003 and produced an average taxable equivalent yield of 4.6% for the second quarter of 2004 compared to 5.6% for the second quarter of 2003 and 4.5% for the first six months of 2004 compared to 5.9% for the first six months of 2003.

Loans. Loans, net of unearned income, totaled $889.4 million at June 30, 2004, an increase of 3.8%, or $32.5 million from $856.9 million at December 31, 2003. Mortgage loans held for sale totaled $3.6 million at June 30, 2004, a decrease of $2.8 million from $6.4 million at December 31, 2003. Average loans, including mortgage loans held for sale, totaled $863.8 million for the first six months of 2004 compared to $1.151 billion for the first six months of 2003. Average loans, including mortgage loans held for sale, totaled $869.4 million for the second quarter of 2004 compared to $1.145 billion for the second quarter of 2003. Loans, net of unearned income, comprised 78.1% of interest-earning assets at June 30, 2004, compared to 83.6% at December 31, 2003. Mortgage loans held for sale comprised .3% of interest-earning assets at June 30, 2004, compared to .6% at December 31, 2003. The loan portfolio produced an average yield of 6.3% for the second quarter and first six months of 2004 compared to 6.9% for the second quarter and first six months of 2003. This decline in yield was substantially offset by basis point declines of 45 and 50 in the average cost of the funds for the second quarter and first six months of 2004, respectively, that support our loan portfolio. The following table details the distribution of our loan portfolio by category as of June 30, 2004 and December 31, 2003:

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                             JUNE 30,2004        DECEMBER 31,2003
                                                         --------------------    ------------------
                                                                      PERCENT               PERCENT
                                                                        OF                    OF
                                                           AMOUNT      TOTAL      AMOUNT     TOTAL
                                                         ----------    ------    --------    ------
Commercial and industrial.........................       $  147,411     16.5%    $142,072     16.6%
Real estate-- construction and land development...          163,666     18.4      147,917     17.2
Real estate -- mortgage
   Single-family..................................          250,020     28.1      231,064     27.0
   Commercial.....................................          255,398     28.7      250,032     29.1
   Other..........................................           28,740      3.2       31,645      3.7
Consumer..........................................           38,088      4.3       46,201      5.4
Other.............................................            7,154       .8        8,923      1.0
                                                         ----------    -----     --------    -----
          Total loans.............................          890,477    100.0%     857,854    100.0%
                                                                       =====                 =====
Unearned income...................................           (1,106)                 (913)
Allowance for loan losses.........................          (20,180)              (25,174)
                                                         ----------              --------
          Net loans...............................       $  869,191              $831,767
                                                         ==========              ========

Deposits. Noninterest-bearing deposits totaled $89.9 million at June 30, 2004, an increase of 4.4%, or $3.8 million from $86.1 million at December 31, 2003. Noninterest-bearing deposits comprised 9.3% of total deposits at June 30, 2004, compared to 9.7% at December 31, 2003. Of total noninterest-bearing deposits $66.5 million, or 74% were in our Alabama branches while $23.3 million, or 26% were in our Florida branches.

Interest-bearing deposits totaled $874.0 million at June 30, 2004, an increase of 8.7%, or $70.2 million from $803.8 million at December 31, 2003. Interest-bearing deposits averaged $839.1 million for the first six months of 2004 compared to $1.031 billion for the first six months of 2003, a decrease of $192.2 million, or 18.6%. Our average interest-bearing deposits for the second quarter of 2004 totaled $866.0 million compared to $1.028 billion for the second quarter of 2003, a decrease of $162.1 million, or 15.8%.

The average rate paid on all interest-bearing deposits during the first six months of 2004 was 2.1% compared to 2.5% for the first six months of 2003 and 2.1% for the second quarter of 2004 compared to 2.4% for the second quarter of 2003. Of total interest-bearing deposits $650.3 million, or 74.4% were in the Alabama branches while $223.7 million, or 25.6% were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $156.1 million at June 30, 2004 and $121.1 million at December 31, 2003. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 3.35% at June 30, 2004, which has decreased from 4.60% at December 31, 2003. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

                                                              June 30, 2004      December 31, 2003
                                                              ------------       -----------------
                                                                       (In thousands)
10.6% junior subordinated debentures owed to TBC Capital
Statutory Trust II due September 7, 2030                       $    15,464             $ 15,464

6-month LIBOR plus 3.75% junior subordinated
debentures owed to TBC Capital Statutory Trust
III due July 25, 2031                                               16,495               16,495
                                                               -----------             --------
Total junior subordinated debentures owed to
unconsolidated subsidiary trusts                               $    31,959             $ 31,959
                                                               ===========             ========

As of June 30, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 4.96% and 4.90%, respectively.

Currently, we must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March and July, 2004.

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

Loan portfolio concentration risk is reduced through concentration limits for borrowers, collateral types and geographical diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

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

As stated above, risk ratings are subject to independent review by the internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of our board of directors and senior management. We have also established a centralized loan administration services department to serve our entire bank. This department will provide standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                       SIX-MONTH
                                                      PERIOD ENDED      YEAR ENDED
                                                        JUNE 30,       DECEMBER 31,
                                                          2004            2003
                                                      ------------     -----------
                                                        (Dollars in thousands)
Allowance for loan losses at beginning of  period .   $    25,174    $    27,266
Allowance of (branch sold) acquired bank ..........             -           (102)
Charge-offs:
  Commercial and industrial .......................         2,252         10,823
  Real estate -- construction and land development            241            630
  Real estate -- mortgage
      Single-family ...............................           287          1.505
      Commercial ..................................         3,015          6,696
      Other .......................................            40          1,187
  Consumer ........................................         1,154          3,092
  Other ...........................................            32            517
                                                      -----------    -----------
          Total charge-offs .......................         7,021         24,450
Recoveries:
  Commercial and industrial .......................           556            554
  Real estate -- construction and land development .            1             23
  Real estate -- mortgage
      Single-family ...............................           337             23
      Commercial ..................................           381             49
      Other .......................................            52             48
  Consumer ........................................           320            282
  Other ...........................................           380              6
                                                      -----------    -----------
          Total recoveries ........................         2,027            985
                                                      -----------    -----------
Net charge-offs ...................................         4,994         23,465
Provision for loan losses .........................             -         20,975
                                                      -----------    -----------
Allowance for loan losses at end of period ........   $    20,180    $    25,174
                                                      ===========    ===========
Loans at end of period, net of unearned income ....   $   889,371    $   856,941
Average loans, net of unearned income .............       863,800      1,063,451
Ratio of ending allowance to ending loans .........          2.27%          2.94%
Ratio of net charge-offs to average loans (1) .....          1.16%          2.21%
Net charge-offs as a percentage of:
  Provision for loan losses .......................             -         111.87%
  Allowance for loan losses (1) ...................         49.77%         93.21%
Allowance for loan losses as a percentage
  of nonperforming loans ..........................         86.32%         78.59%

(1)Annualized.

At June 30, 2004, the allowance for loan losses as a percentage of loans, net of unearned income was 2.27% compared to 2.94% as of December 31, 2003. The allowance for loan losses as a percentage of nonperforming loans increased to 86.32% at June 30, 2004 from 78.59% at December 31, 2003 due to a decrease in nonperforming loans of $8.6 million (See "Financial Condition - Nonperforming loans" below).

Net charge-offs were $5.0 million for the first six months of 2004. Net charge-offs to average loans on an annualized basis totaled 1.16% for the first six months of 2004. Net commercial loan charge-offs totaled $1.7 million, or 34.0% of total net charge-off loans for the first six months of 2004 compared to 43.8% of total net charge-off loans for the year 2003. Net commercial real estate loan charge-offs totaled $2.6 million, or 52.7% of total net charge-off loans for the first six months of 2004 compared to 28.3% of total net charge-off loans for the year 2003. Net consumer loan charge-offs totaled $834,000, or 16.7% of total net charge-off loans for the first six months of 2004 compared to 12% of total net charge-off loans for the year 2003. Net commercial real estate loan charge-offs as a percentage of total net charge-offs were higher in the first six months of 2004 because of continued foreclosure activity on certain commercial real estate loans on which estimated losses had been provided to the allowance for loan losses during 2003.

Nonperforming Loans. In January of 2004, we transferred the majority of our nonperforming loans and approximately $7.0 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred with the related allowance for loan loss of $9.8 million. This department is staffed with nine employees and is managed by our special assets executive, who has over 18 years of experience in dealing with special assets. By segregating these relationships, we believe we can better monitor and control our collection efforts. Segregating these relationships also allows us to accurately monitor the performance of our individual branches on an ongoing basis without the influence of these nonperforming and problem relationships. Management is vigorously pursuing appropriate collection efforts and expects the nonperforming and problem relationships to decline over the next six months.

Nonperforming loans decreased $8.6 million to $23.4 million as of June 30, 2004 from $32.0 million as of December 31, 2003. As a percentage of net loans, nonperforming loans decreased from 3.74% at December 31, 2003 to 2.63% at June 30, 2004. The decrease in nonperforming loans resulted primarily from collections, charge-offs and the transfer of certain loans to other real estate and foreclosed assets. Other real estate and foreclosed assets increased $1.0 million to $7.0 million at June 30, 2004 from $6.0 million at December 31, 2003. The following table represents our nonperforming loans for the dates indicated.

                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                             JUNE 30, 2004              DECEMBER 31, 2003
                                                                    ---------------------------------   ------------------
                                                                    OPERATING    SPECIAL
                                                                    BRANCHES     ASSETS       TOTAL           TOTAL
                                                                    --------    --------    ---------   ------------------
                                                                                   (Dollars in Thousands)
Nonaccrual..............................................            $  4,746    $ 17,101    $  21,847   $           29,630
Past due (contractually past due 90 days or more)...........           1,338         131        1,469                1,438
Restructured ....................................................         63          --           63                  966
                                                                    --------    --------    ---------   ------------------
                                                                    $  6,147    $ 17,232    $  23,379   $           32,034
                                                                    ========    ========    =========   ==================
Loans, net of unearned ..........................................   $863,183    $ 26,188    $ 889,371   $          856,941
                                                                    ========    ========    =========   ==================
Nonperforming loans as a percent of loans                                .71%      65.80%        2.63%                3.74%
                                                                    ========    ========    =========   ==================

Loans past due 30 days or more, net of non-accruals, improved to .84% at June 30, 2004 from 2.28% at December 31, 2003. Exclusive of the loans in the special assets portfolio, loans past due more than 30 days, net of non-accruals, were ..75%.

The following is a summary of nonperforming loans by category for the dates shown:

                                                  JUNE 30  DECEMBER 31,
                                                   2004        2003
                                                   ----        ----
                                                (Dollars in thousands)
Commercial and industrial .....................   $ 6,105   $11,621
Real estate -- construction and land
 development...................................     1,635     1,735
Real estate -- mortgages.......................
     Single-family ............................     4,744     5,472
     Commercial ...............................    12,378    10,238
     Other ....................................       262       162
Consumer ......................................       395       465
Other .........................................        --       201
                                                  -------   -------
          Total  nonperforming loans ..........   $23,379   $32,034
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

Impaired Loans. At June 30, 2004, the recorded investment in impaired loans totaled $21.1 million with approximately $7.3 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $4.3 million from $25.4 million at December 31, 2003. A significant portion of our impaired loans have been transferred to our special assets department. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2004:

                                                    OPERATING BRANCHES           SPECIAL ASSETS                  TOTAL
                                                 -----------------------   ------------------------   -------------------------
                                                 OUTSTANDING   SPECIFIC    OUTSTANDING    SPECIFIC    OUTSTANDING     SPECIFIC
                                                  BALANCE      ALLOWANCE     BALANCE      ALLOWANCE      BALANCE      ALLOWANCE
                                                 -----------   ---------   -----------    ---------   -----------     ---------
Commercial and industrial .....................   $ 2,825       $ 1,719      $ 4,099       $ 1,432       $ 6,924      $ 3,151
Real estate -- construction and land
 development...................................       392            67        1,037           222         1,429          289
Real estate -- mortgages.......................
     Single-family ............................       611            55        1,271           400         1,882          455
     Commercial ...............................     1,904           454        8,719         2,931        10,623         3,385
     Other ....................................       143            24           78            31           221           55
                                                  -------       -------      -------       -------       -------      -------
          Total ...............................   $ 5,875       $ 2,319      $15,204       $ 5,016       $21,079      $ 7,335
                                                  =======       =======      =======       =======       =======      =======

Potential Problem Loans. In addition to nonperforming loans, management has identified $1.4 million in potential problem loans as of June 30, 2004. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. Approximately $325,000 or 22% of the potential problem loans are part of the portfolio that was transferred to our special assets department in January, 2004. Overall, $907,000 or 63% of our potential problem loans are secured by real estate. Management has allocated in allowance for loan losses approximately $322,000 to absorb any losses that may result from these loans.

Stockholders Equity. Our total stockholders' equity remained level at $100 million at June 30, 2004 and December 31, 2003. Net income of $2.3 million increased stockholders' equity during the first six months of 2004 but was offset by a $2.4 million unrealized loss on available for sale investment securities. As of June 30, 2004 we had 18,025,932 shares of common stock issued and 17,729,062 outstanding. In September of 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of June 30, 2004, there were 65,448 shares held in treasury at a cost of $430,000.

On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of June 30, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $549,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended June 30, 2004 and 2003, we recognized $100,000 and $112,000, respectively, in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees who are at least 21 years old and have completed a year of service. As of June 30, 2004, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended June 30, 2004 and 2003 was $98,000 and $55,000, respectively. The ESOP shares as of June 30, 2004, were as follows:

                                                           June 30, 2004
                                                          --------------
Allocated shares                                                  28,628
Estimated shares committed to be released                         13,350
Unreleased shares                                                231,422
                                                          --------------
Total ESOP shares                                                273,400
                                                          ==============

Fair value of unreleased shares                           $    1,520,000
                                                          ==============

Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at June 30, 2004 (dollars in thousands):

                                                                          FOR CAPITAL
                                                                           ADEQUACY             TO BE WELL
                                                          ACTUAL           PURPOSES             CAPITALIZED
                                                  -------------------   ----------------     ----------------
                                                   AMOUNT       RATIO   AMOUNT     RATIO      AMOUNT    RATIO
                                                  --------      -----   ------     -----     -------    -----
Total Risk-Based Capital
      Corporation                                 $133,251      13.46%  $79,214    8.00%     $ 99,017   10.00%
      The Bank                                     126,716      12.95    78,279    8.00        97,848   10.00

Tier 1 Risk-Based Capital
      Corporation                                  119,704      12.09    39,607    4.00        59,410    6.00
      The Bank                                     114,387      11.69    39,139    4.00        58,709    6.00

Leverage Capital
      Corporation                                  119,704       9.51    50,325    4.00        62,906    5.00
      The Bank                                     114,387       9.16    49,929    4.00        62,411    5.00


Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions and from the Federal Home Loan Bank under a blanket floating lien on certain commercial loans and residential real estate loans. Also, we have established certain repurchase agreements with a large financial institution. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.

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

Although we believe that the expectations underlying our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from what is reflected in our forward-looking statements: the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; the willingness of users to substitute competitors' products and services for our products and services; the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; technological changes; changes in consumer spending and savings habits; and regulatory, legal or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking information and statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2004 from those presented in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon that Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, our Annual Meeting of Stockholders was held at which shares of common stock represented at the Annual Meeting were voted in favor of the directors listed below as follows:

                                                                                                  Broker
       Director                        For                     Against            Withheld       Nonvotes
       --------                        ---                     -------            --------       --------
1.  James R. Andrews, M.D.          13,453,708                    -               171,818            -
2.  David R. Carter                 13,342,256                    -               283,270            -
3.  James Mailon Kent, Jr.          13,325,460                    -               300,066            -
4.  Ronald W. Orso, M.D.            13,453,908                    -               171,618            -
5.  Larry D. Striplin, Jr.          13,217,181                    -               408,345            -
6.  James A. Taylor                 13,341,960                    -               283,566            -

In addition to the directors elected at the meeting, the following individuals will continue to serve as directors until the end of their respective terms:

           Jerry M. Smith                     Michael E. Stephens
           Marie Swift                        W. T. Campbell, Jr.
           K. Earl Durden                     Roger Barker
           Thomas E. Jernigan, Jr.            James A. Taylor, Jr.
           Randall E. Jones                   Harold Ripps

In addition, shares of common stock represented at the Annual Meeting were voted in favor of the amendment to the Second Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation to increase the number of shares reserved for awards under the Plan as follows:

                                                                                   Broker
For                        Against          Abstain            Nonvotes           Withheld
---                        -------          -------           ---------           --------
7,062,070                  770,700          87,751            5,705,005              -

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

(b) Reports on Form 8-K:

         We furnished a Current Report on Form 8-K dated June 14, 2004 under Items 4 and 7 of Form 8-K containing the following Exhibits:

                    Exhibit (16) - 1   Letter, dated June 14, 2004, from
                    Ernst & Young LLP to the Securities
                    and Exchange Commission.

                    Exhibit (16) - 2   Letter, dated June 14, 2004, from Ernst
                    & Young LLP to David R. Carter, Chief
                    Financial Officer, The Banc Corporation

         We furnished a Current Report on Form 8-K dated August 2, 2004 under Items 7 and 12 of Form 8-K containing as an Exhibit a press release dated August 2, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The Banc Corporation
                                               (Registrant)

Date: August 9, 2004        By: /s/ James A. Taylor, Jr.
                                --------------------------------------------
                                James A. Taylor, Jr.
                                President and Chief Operating Officer

Date: August 9, 2004        By: /s/  David R. Carter
                                --------------------------------------------
                                David R. Carter
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Accounting Officer)