Form 10-Q
period 2004-09-30
BANC CORP
filed 2004-11-09
CIK 1065298

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission File number 0-25033

                              The Banc Corporation

             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                             63-1201350
------------------------------                             -------------------
       (State or Other                                        (IRS Employer
Jurisdiction of Incorporation)                             Identification No.)

                 17 North 20th Street, Birmingham, Alabama 35203
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 326-2265
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                        Outstanding as of September 30, 2004
-----------------------------           ------------------------------------
Common stock, $.001 par value                        17,743,171

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             2004               2003
                                                                                         -------------      ------------
                                                                                          (UNAUDITED)
ASSETS
Cash and due from banks                                                                   $   41,513         $   31,679
Interest-bearing deposits in other banks                                                      12,528             11,869
Federal funds sold                                                                            33,000                 --
Investment securities available for sale                                                     225,036            141,601
Mortgage loans held for sale                                                                   2,138              6,408
Loans, net of unearned income                                                                923,467            856,941
Less: Allowance for loan losses                                                              (12,808)           (25,174)
                                                                                          ----------         ----------
        Net loans                                                                            910,659            831,767
                                                                                          ----------         ----------
Premises and equipment, net                                                                   59,733             57,979
Accrued interest receivable                                                                    5,687              5,042
Stock in FHLB and Federal Reserve Bank                                                        10,243              8,499
Other assets                                                                                  80,756             76,782
                                                                                          ----------         ----------

        TOTAL ASSETS                                                                      $1,381,293         $1,171,626
                                                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits

   Noninterest-bearing                                                                    $   88,943         $   86,100
   Interest-bearing                                                                          942,669            803,835
                                                                                          ----------         ----------
       TOTAL DEPOSITS                                                                      1,031,612            889,935

Advances from FHLB                                                                           156,090            121,090
Other borrowed funds                                                                          43,802             10,829
Long-term debt                                                                                 1,768              1,925
Subordinated debentures                                                                       31,959             31,959
Accrued expenses and other liabilities                                                        14,605             15,766
                                                                                          ----------         ----------
        TOTAL LIABILITIES                                                                  1,279,836          1,071,504

Stockholders' Equity

  Preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued 62,000 at September 30, 2004 and December 31, 2003                             --                 --
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      shares issued 18,025,932 and 18,018,202, respectively; outstanding
      17,743,171 and 17,694,595, respectively                                                     18                 18
   Surplus - preferred                                                                         6,193              6,193
           - common                                                                           68,431             68,364
   Retained Earnings                                                                          30,094             28,850
   Accumulated other comprehensive loss                                                         (578)              (180)
   Treasury stock, at cost                                                                      (390)              (501)
   Unearned ESOP stock                                                                        (1,812)            (1,974)
   Unearned restricted stock                                                                    (499)              (648)
                                                                                          ----------         ----------
        TOTAL STOCKHOLDERS' EQUITY                                                           101,457            100,122
                                                                                          ----------         ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $1,381,293         $1,171,626
                                                                                          ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30                  SEPTEMBER 30
                                                                         -----------------------        -----------------------
                                                                           2004            2003           2004            2003
                                                                         -------         -------        -------         -------
INTEREST INCOME
Interest and fees on loans                                               $14,244         $17,796        $41,502         $57,322
Interest on investment securities
  Taxable                                                                  2,270             860          6,092           2,400
  Exempt from Federal income tax                                              47               8             88             167
Interest on federal funds sold                                                32              59            107             258
Interest and dividends on other investments                                  157             160            553             542
                                                                         -------         -------        -------         -------

   Total interest income                                                  16,750          18,883         48,342          60,689

INTEREST EXPENSE
Interest on deposits                                                       4,859           5,138         13,641          18,044
Interest on other borrowed funds                                           1,510           2,223          4,632           6,629
Interest on subordinated debentures                                          653             629          1,905           1,897
                                                                         -------         -------        -------         -------

  Total interest expense                                                   7,022           7,990         20,178          26,570
                                                                         -------         -------        -------         -------

        NET INTEREST INCOME                                                9,728          10,893         28,164          34,119

Provision for loan losses                                                     --           9,250             --          11,175
                                                                         -------         -------        -------         -------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   9,728           1,643         28,164          22,944

NONINTEREST INCOME
Service charges and fees on deposits                                       1,526           1,481          4,314           4,760
Mortgage banking income                                                      463           1,427          1,250           3,487
Gain (loss) on sale of securities                                             (4)             95            424             758
Gain on sale of branch                                                        --          46,057            739          48,303
Other income                                                                 744             785          2,569           2,942
                                                                         -------         -------        -------         -------

    TOTAL NONINTEREST INCOME                                               2,729          49,845          9,296          60,250

NONINTEREST EXPENSES
Salaries and employee benefits                                             5,925          10,676         17,382          23,365
Occupancy, furniture and equipment expense                                 1,982           1,910          6,034           6,195
Loss on sale of loans                                                      2,260              --          2,260              --
Other                                                                      3,605           5,103         10,409          12,000
                                                                         -------         -------        -------         -------

    TOTAL NONINTEREST EXPENSES                                            13,772          17,689         36,085          41,560
                                                                         -------         -------        -------         -------

        Income (loss) before income taxes                                 (1,315)         33,799          1,375          41,634

INCOME TAX EXPENSE (BENEFIT)                                                (485)         13,524            (87)         15,841
                                                                         -------         -------        -------         -------

        NET INCOME (LOSS)                                                $  (830)        $20,275        $ 1,462         $25,793
                                                                         =======         =======        =======         =======

BASIC NET INCOME (LOSS) PER COMMON SHARE                                 $ (0.05)        $  1.16        $  0.07         $  1.48
                                                                         =======         =======        =======         =======

DILUTED NET INCOME (LOSS) PER COMMON SHARE                               $ (0.05)        $  1.10        $  0.07         $  1.41
                                                                         =======         =======        =======         =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                17,590          17,507         17,576          17,476
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION             17,590          18,461         17,741          18,244

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                          ---------------------------
                                                                                               2004              2003
                                                                                          ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          $   5,970         $  (5,692)
                                                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits in other banks                                    (659)          (36,257)
   Net increase in federal funds sold                                                       (33,000)          (16,000)
   Proceeds from sales of securities available for sale                                      83,613            28,285
   Proceeds from maturities of investment securities available for sale                      45,826            49,656
   Purchases of investment securities available for sale                                   (214,270)         (124,326)
   Proceeds from sale of investment securities held to maturity                                  --             2,070
   Net increase in loans                                                                    (79,779)           (8,162)
   Purchases of premises and equipment                                                       (3,222)           (3,806)
   Net cash (paid) received in branch sale                                                   (6,626)           36,741
   Other investing activities                                                                (5,545)             (219)
                                                                                          ---------         ---------

          Net cash used by investing activities                                            (213,662)          (72,018)
                                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                                         149,878            57,421
   Net increase (decrease) in FHLB advances and other borrowed funds                         67,973              (567)
   Proceeds received on long term debt                                                           --             2,100
   Payments made on long term debt                                                             (157)             (122)
   Proceeds from sale of common stock                                                            49                49
   Proceeds from sale of preferred stock                                                         --             6,193
   Cash dividends paid                                                                         (217)               --
                                                                                          ---------         ---------

          Net cash provided by financing activities                                         217,526            65,074
                                                                                          ---------         ---------

Net increase (decrease) in cash and due from banks                                            9,834           (12,636)

Cash and due from banks at beginning of period                                               31,679            45,365
                                                                                          ---------         ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                  $  41,513         $  32,729
                                                                                          =========         =========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The statement of financial condition at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The issue applies to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment's cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the FASB staff issued FASB Staff Position ("FSP") EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-01. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit issued by the Corporation on or after January 1, 2003. The impact of this new accounting standard was not material to the financial condition or results of operations of the Corporation. FIN 45 also requires new disclosures, even when the likelihood of making any payments under the guarantee is remote. These disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002.

The Corporation, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation, for which the Corporation receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At September 30, 2004, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to four years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at September 30, 2004 was $18.6 million, which represents the Corporation's maximum credit risk. At September 30, 2004, the Corporation had no significant liabilities and receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of FIN 45 as of January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

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

In previous financial statements, the Corporation had consolidated two trusts through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Corporation's subordinated debentures" in the statements of financial condition. In December 2003, the FASB issued a revision to FIN 46 to clarify certain provisions, which affected the accounting for TPS. As a result of the provisions in revised FIN 46, the trusts have been deconsolidated, with the Corporation accounting for its investment in the trusts as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Corporation had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial statements presented have been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities. (See Note 9)

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." ("SOP 03-3") SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accepted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by SOP 03-3 are not expected to have a material impact on results of operations, financial position, or liquidity of the Corporation.

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

In August 2003, the Corporation sold seven branches of The Bank, known as the Emerald Coast branches of the Bank, serving the markets from Destin to Panama City, Florida, for a $46,800,000 deposit premium. These branches had assets of approximately $234,000,000 and liabilities of $209,000,000. The Corporation realized a $46,018,000 pre-tax gain on the sale.

On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke, Alabama branch, which had assets of approximately $9,800,000 and liabilities of $44,672,000. The Corporation realized a $2,246,000 pre-tax gain on the sale.

Note 4 - Loan Sale

In September 2004 the Corporation's banking subsidiary sold approximately $32,000,000, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans resulting in a pre-tax loss of $2,260,000. Prior to the sale approximately $6,868,000 related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6,868,000 in allowance for loan losses associated with these loans had been provided in previous periods.

Note 5 - Segment Reporting

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

                                                           Alabama             Florida
                                                            Region             Region            Combined
                                                          -----------         ---------         -----------
Three months ended September 30, 2004
      Net interest income                                 $     6,955         $   2,773         $     9,728
      Provision for loan losses                                    18               (18)                 --
      Noninterest income                                        2,418               311               2,729
      Noninterest expense(1)(3)                                12,674             1,098              13,772
      Income tax (benefit) expense                             (1,883)            1,398                (485)
         Net (loss) income                                     (1,436)              606                (830)
      Total assets                                          1,133,525           247,768           1,381,293

Three months ended September 30, 2003
      Net interest income                                 $     6,044         $   4,849         $    10,893
      Provision for loan losses                                 6,490             2,760               9,250
      Noninterest income(1)                                     3,169               619               3,788
      Gain on sale of branch(1)                                    --            46,057              46,057
      Noninterest expense(2)                                   13,641             4,048              17,689
      Income tax (benefit) expense                             (4,363)           17,887              13,524
         Net (loss) income                                     (6,555)           26,830              20,275
      Total assets                                            945,440           297,306           1,242,746

                                                           Alabama             Florida
                                                            Region             Region            Combined
                                                          -----------         ---------         -----------
Nine months ended September 30, 2004
      Net interest income                                 $    20,168         $   7,996         $    28,164
      Provision for loan losses                                 1,974            (1,974)                 --
      Noninterest income(1)                                     8,283             1,013               9,296
      Noninterest expense(2)(3)                                30,086             5,999              36,085
      Income tax (benefit)expense                              (2,364)            2,277                 (87)
         Net (loss) income                                     (1,245)            2,707               1,462

Nine months ended September 30, 2003
      Net interest income                                 $    18,869         $  15,250         $    34,119
      Provision for loan losses                                 7,321             3,854              11,175
      Noninterest income(1)                                     9,680             2,267              11,947
      Gain on sale of branch(1)                                 2,246            46,057              48,303
      Noninterest expense(2)                                   29,782            11,778              41,560
      Income tax (benefit) expense                             (2,375)           18,218              15,841
         Net (loss) income                                     (3,931)           29,724              25,793


---------------
(1) See Note 3 concerning branch sales. Also, in January 2004, certain loans were transferred from the Florida segment to the Corporation's special assets department, which is included in the Alabama segment.

(2) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3)      See Note 4 concerning loan sale.

Note 6 - Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30                   September 30
                                                                         -----------------------        -----------------------
                                                                           2004            2003           2004            2003
                                                                         -------         -------        -------         -------
Numerator:
  Net (loss) income                                                      $  (830)        $20,275          1,462         $25,793
  Less preferred dividends                                                    --              --            217              --
                                                                         -------         -------        -------         -------
  For basic and diluted, net (loss) income
  applicable to common                                                   $  (830)        $20,275        $ 1,245         $25,793
                                                                         =======         =======        =======         =======

Denominator:
  For basic, weighted average common shares
  outstanding                                                             17,590          17,507         17,576          17,476
  Effect of dilutive stock options,
  restricted stock and convertible preferred                                  --             954            165             768
                                                                         -------         -------        -------         -------

Weighted, average common shares outstanding
  assuming dilution                                                       17,590          18,461         17,741          18,244
                                                                         =======         =======        =======         =======

Basic net (loss) income per common share                                 $  (.05)        $  1.16        $   .07         $  1.48
                                                                         =======         =======        =======         =======

Diluted net (loss) income per common share                               $  (.05)        $  1.10        $   .07         $  1.41
                                                                         =======         =======        =======         =======

Diluted net income per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 940,000 shares of common stock were not included in computing diluted net income per share for the three-month period ended September 30, 2004 because their effects were antidilutive.

Note 7 - Comprehensive Income

Total comprehensive income was $1,186,000 and $1,064,000, respectively, for the three- and nine-month periods ended September 30, 2004, and $19,630,000 and $24,953,000 respectively, for the three- and nine-month periods ended September 30, 2003. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation's available for sale securities portfolio arising during the period.

Note 8 - Income Taxes

The primary difference between the effective tax rate and the federal statutory rate in 2004 and 2003 is due to certain tax-exempt income and rehabilitation tax credits on the Corporation's headquarters, the John A. Hand Building.

Note 9 - Junior Subordinated Debentures

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

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

                                                    September 30, 2004    December 31, 2003
                                                    ------------------    -----------------
                                                                (In thousands)
10.6% junior subordinated debentures owed
   to TBC Capital Statutory Trust II due
   September 7, 2030                                      $15,464              $15,464

6-month LIBOR plus 3.75% junior subordinated
   debentures owed to TBC Capital Statutory
   Trust III due July 25, 2031                             16,495               16,495
                                                          -------              -------
Total junior subordinated debentures owed to
   unconsolidated subsidiary trusts                       $31,959              $31,959
                                                          =======              =======

As of September 30, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 5.74% and 4.90%, respectively.

Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our distributions on our trust preferred securities in January, March, July and September 2004.

Note 10 - Stockholders' Equity

In September 2000, the Corporation's board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2004, there were 58,014 shares held in treasury at a cost of $390,000.

On April 1, 2002, the Corporation issued 157,000 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the shares of restricted stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of September 30, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $499,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended September 30, 2004 and 2003, the Corporation has recognized $150,000 and $168,000, respectively, in restricted stock expense.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of September 30, 2004 the ESOP has been internally leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as long-term debt on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the periods ended September 30, 2004, and 2003, was $142,000 and $101,000, respectively. The ESOP shares as of September 30, 2004 were as follows:

                                                       September 30, 2004
                                                       ------------------
        Allocated shares                                       28,628
        Estimated shares committed to be released              20,025
        Unreleased shares                                     224,747
                                                           ----------

        Total ESOP shares                                     273,400
                                                           ==========

        Fair value of unreleased shares                    $1,573,000
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

                                                            For the three-months ended        For the nine-months ended
                                                          ------------------------------   ------------------------------
                                                          September 30,    September 30,   September 30,    September 30,
                                                              2004             2003            2004             2003
                                                          -------------    -------------   -------------    -------------
Net income (loss):
    As reported                                             $  (830)          $20,275          $1,462          $25,793
    Pro forma                                                (1,230)           20,091             557           25,246
Earnings (loss) per common share:

    As reported                                             $  (.05)          $  1.16          $  .07          $  1.48
    Pro forma                                                  (.07)             1.15             .02             1.44
Diluted earnings (loss) per common share:

    As reported                                             $  (.05)          $  1.10          $  .07          $  1.41
    Pro forma                                                  (.07)             1.09             .02             1.38

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

                                                      September 30
                                                   ------------------
                                                    2004         2003
                                                   -----        -----
        Risk free interest rate                     4.56%         3.94%
        Volatility factor                            .32           .33
        Weighted average life of options            3.50          3.50
        Dividend yield                              0.00          0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of our September 30, 2004 consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Our principal subsidiary is The Bank, an Alabama-chartered financial institution headquartered in Birmingham, Alabama, which operates 26 banking offices in Alabama and the eastern panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by The Bank.

Our total assets were $1.381 billion at September 30, 2004, an increase of $209 million, or 17.9% from $1.172 billion as of December 31, 2003. Our total loans, net of unearned income were $923 million at September 30, 2004, an increase of $66 million, or 7.76% from $857 million as of December 31, 2003. Our total deposits were $1.032 billion at September 30, 2004, an increase of $142 million, or 15.9% from $890 million as of December 31, 2003. Our total stockholders' equity was $101.5 million at September 30, 2004, an increase of $1.4 million, or 1.3%, from $101.1 million at December 31, 2003.

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

In January 2004, we transferred the majority of our nonperforming loans and approximately $7 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred along with the related allowance for loan loss of $9.8 million. As of September 30, 2004, the balance of these loans totaled only

$5 million. In September 2004 The Bank sold approximately $32 million, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans resulting in a pre-tax loss of $2.3 million. Prior to the sale approximately $6.9 million related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6.9 million in allowance for loan losses associated with these loans had been provided in previous periods. Management is vigorously pursuing appropriate collection efforts on the remaining loans.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates.

Results of Operations

We incurred a net loss for the three-month period ended September 30, 2004 (third quarter of 2004), of $(830,000) compared to net income of $20.3 million for the three-month period ended September 30, 2003 (third quarter of 2003). Our basic and diluted net (loss) income per share was $ (.05) for the third quarter of 2004, which represents a $1.21 (basic) and $1.15 (diluted) decrease from $1.16 and $1.10, respectively, per share for the third quarter of 2003.

Our net income for the nine-month period ended September 30, 2004 (first nine months of 2004) was $1.5 million compared to $25.8 million for the nine-month period ended September 30, 2003 (first nine months of 2003). Our basic and diluted net income per share was $.07 for the first nine months of 2004 compared to $1.48(basic) and $1.41(diluted) per share for the first nine months of 2003. Return on average assets, on an annualized basis, was .15% for the first nine months of 2004 compared to 2.44% for the first nine months of 2003. Return on average stockholders' equity, on an annualized basis, was 1.94% for the first nine months of 2004 compared to 40.44% for the first nine months of 2003. Book value per common share at September 30, 2004 was $5.37 compared to $5.31 as of December 31, 2003. Tangible book value per common share at September 30, 2004 was $4.67 compared to $4.59 as of December 31, 2003.

The decrease in net income during the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003 is the result of a decline in our net interest margin and other noninterest income offset by a decline in the provision for loan losses and other noninterest expenses. These variations, which are primarily the result of the sale of our Emerald Coast branches, are more fully discussed in the following paragraphs.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $1.2 million, or 10.7%, to $9.7 million for the third quarter of 2004 from $10.9 million for the third quarter of 2003. Net interest income decreased primarily due to a $2.1 million, or 11.3%, decrease in total interest income offset by a $1.0 million, or 12.1%, decrease in total interest expense. The decline in total interest income is primarily due to a $146 million decline in the average volume of loans, which is primarily the result of the sale of certain branches during 2003.

The decline in total interest expense is primarily attributable to a 26-basis point decline in the average interest rate paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.52% for the third quarter of 2004 compared to 2.78% for the third quarter of 2003. Our net interest spread and net interest margin were 3.22% and 3.34%, respectively, for the third quarter of 2004, compared to 3.34% and 3.53% for the third quarter of 2003.

Average interest-earning assets for the third quarter of 2004 decreased $61.6 million, or 5.04%, to $1.163 billion from $1.224 billion in the third quarter of 2003. This decrease in average interest-earning assets was offset by a $33.0 million, or 2.90%, decrease in average interest-bearing liabilities to $1.107 billion for the third quarter of 2004 from $1.140 billion for the third quarter of 2003. Average interest-earning assets and liabilities decreased due to the sale of certain branches during 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.1% and 107.4% for the third quarters of 2004 and 2003, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.74% for the third quarter of 2004 compared to 6.12% for the third quarter of 2003. The 38-basis point decline in the yield was partially offset by a 26-basis point decline in the average rate paid on interest-bearing liabilities.

Net interest income decreased $6.0 million, or 17.5%, to $28.2 million for the first nine months of 2004 from $34.1 million for the first nine months of 2003. The decrease in net interest income was primarily due to a $12.3 million, or 20.3%, decrease in total interest income offset by a $6.4 million, or 24.1% decrease in total interest expense. The decline in total interest income is primarily due to a $239 million decline in the average volume of loans, which is primarily the result of the sale of certain branches during 2003.

The decline in total interest expense is primarily attributable to a 42-basis point decline in the average interest rate paid on interest-bearing liabilities and a $141 million decline in the volume of average interest-bearing liabilities. The decline in the average interest-bearing liabilities is primarily due to the decline in deposit volume related to the sale of certain branches during 2003. The average rate paid on interest-bearing liabilities was 2.53% for the first nine months of 2004 compared to 2.95% for the first nine months of 2003. Our net interest spread and net interest margin were 3.25% and 3.37%, respectively, for the first nine months of 2004, compared to 3.42% and 3.59%, respectively, for the first nine months of 2003.

Average interest-earning assets for the first nine months of 2004 decreased $157 million, or 12.3%, to $1.119 billion from $1.276 billion in the first nine months of 2003. This decrease in average interest-earning assets was offset by a $141 million, or 11.7%, decrease in average interest-bearing liabilities, to $1.065 billion for the first nine months of 2004 from $1.206 billion for the first nine months of 2003. Average interest-earning assets and liabilities decreased due to the sale of certain branches during 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.1% and 105.8% for the first nine months of 2004 and 2003, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.78% for the first nine months of 2004 compared to 6.37% for the first nine months of 2003. The 59-basis point decline in the yield was partially offset by a 42-basis point decline in the average rate paid on interest-bearing liabilities.

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

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------------------
                                                               2004                                     2003
                                                 ----------------------------------      ---------------------------------
                                                  AVERAGE        INCOME/     YIELD/       AVERAGE        INCOME/    YIELD/
                                                  BALANCE        EXPENSE      RATE        BALANCE        EXPENSE     RATE
                                                 ----------      -------     ------      ----------      -------    ------
                                                                    (Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income(1)                 $  918,093      $14,244      6.17%      $1,063,686      $17,796      6.64%
Investment securities

  Taxable                                           206,422        2,270      4.37           74,248          860      4.60
  Tax-exempt(2)                                       5,201           71      5.43              841           12      5.66
                                                 ----------      -------                 ----------      -------
      Total investment securities                   211,623        2,341      4.40           75,089          872      4.61
  Federal funds sold                                  9,435           32      1.35           24,576           59      0.95
  Other investments                                  23,480          157      2.66           60,923          160      1.04
                                                 ----------      -------                 ----------      -------
      Total interest-earning assets               1,162,631       16,774      5.74        1,224,274       18,887      6.12
Noninterest-earning assets:
  Cash and due from banks..................          26,906                                  35,743
  Premises and equipment...................          58,309                                  58,646
  Accrued interest and other assets........          83,046                                  70,167
  Allowance for loan losses................         (20,433)                                (23,303)
                                                 ----------                              ----------
      Total assets.........................      $1,310,459                              $1,365,527
                                                 ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits                                $  276,490      $   860      1.24       $  288,251      $   653      0.90
  Savings deposits                                   29,081           10      0.14           34,943           18      0.20
  Time deposits                                     588,166        3,989      2.70          609,983        4,466      2.90
  Other borrowings                                  181,055        1,510      3.32          174,630        2,223      5.05
  Subordinated debentures                            31,959          653      8.13           31,959          629      7.81
                                                 ----------      -------                 ----------      -------
      Total interest-bearing liabilities          1,106,751        7,022      2.52        1,139,766        7,989      2.78
Noninterest-bearing liabilities:
  Demand deposits..........................          90,803                                 113,203
  Accrued interest and other liabilities...          11,661                                  15,517
  Stockholders' equity.....................         101,244                                  97,041
                                                 ----------                              ----------
      Total liabilities and
        stockholders' equity...............      $1,310,459                              $1,365,527
                                                 ==========                              ==========
Net interest income/net interest
  spread...................................                        9,752      3.22%                       10,898      3.34%
                                                                              ====                                    ====
Net yield on earning assets................                                   3.34%                                   3.53%
                                                                              ====                                    ====
Taxable equivalent adjustment:
  Investment securities(2).................                           24                                       4
                                                                 -------                                 -------
        Net interest income................                      $ 9,728                                 $10,894
                                                                 =======                                 =======

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

    The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended September 30, 2004 and 2003.


                                                           THREE MONTHS ENDED SEPTEMBER 30(1)
                                                                     2004 VS 2003
                                                        -----------------------------------------
                                                                              CHANGES DUE TO
                                                         INCREASE         -----------------------
                                                        (DECREASE)          RATE          VOLUME
                                                        ----------        -------         -------
                                                                 (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:

     Interest and fees on loans ..................        $(3,552)        $(1,211)        $(2,341)
     Interest on securities:
          Taxable ................................          1,410             (45)          1,455
          Tax-exempt .............................             59              (1)             60
     Interest on federal funds ...................            (27)             18             (45)
     Interest on other investments ...............             (3)            138            (141)
                                                          -------         -------         -------
          Total interest income ..................         (2,113)         (1,101)         (1,012)
                                                          -------         -------         -------
Expense from interest-bearing liabilities:

  Interest on demand deposits ....................            207             235             (28)
  Interest on savings deposits ...................             (8)             (5)             (3)
  Interest on time deposits ......................           (477)           (314)           (163)
  Interest on other borrowings ...................           (713)           (791)             78
  Interest subordinated debentures ...............             24              24              --
                                                          -------         -------         -------
          Total interest expense .................           (967)           (851)           (116)
                                                          -------         -------         -------
          Net interest income ....................        $(1,146)        $  (250)        $  (896)
                                                          =======         =======         =======

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

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------------------------------
                                                               2004                                     2003
                                                 ----------------------------------      ---------------------------------
                                                  AVERAGE        INCOME/     YIELD/       AVERAGE        INCOME/    YIELD/
                                                  BALANCE        EXPENSE      RATE        BALANCE        EXPENSE     RATE
                                                 ----------      -------     ------      ----------      -------    ------
                                                                    (Dollars in thousands)
ASSETS Interest-earning assets:

  Loans, net of unearned income(1) ........      $  882,030      $41,502      6.29%      $1,121,508      $57,322      6.83%
  Investment securities

    Taxable ...............................         183,468        6,092      4.44           60,877        2,400      5.27
    Tax-exempt(2) .........................           3,109          133      5.71            5,029          253      6.73
                                                 ----------      -------                 ----------      -------
        Total investment securities .......         186,577        6,225      4.46           65,906        2,653      5.38
    Federal funds sold ....................          13,832          107      1.03           30,755          258      1.12
    Other investments .....................          36,534          553      2.02           57,403          542      1.26
                                                 ----------      -------                 ----------      -------
        Total interest-earning assets .....       1,118,973       48,387      5.78        1,275,572       60,775      6.37
Noninterest-earning assets:
  Cash and due from banks .................          27,716                                  35,793
  Premises and equipment ..................          58,154                                  60,945
  Accrued interest and other assets .......          81,650                                  72,093
  Allowance for loan losses ...............         (23,064)                                (29,916)
                                                 ----------                              ----------
        Total assets ......................      $1,263,429                              $1,414,487
                                                 ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits .........................      $  257,805        2,354      1.22       $  292,725        2,060      0.94
  Savings deposits ........................          29,487           34      0.15           35,461           87      0.33
  Time deposits ...........................         570,182       11,253      2.64          671,159       15,896      3.17
  Other borrowings ........................         175,443        4,632      3.53          174,728        6,629      5.07
  Subordinated debentures .................          31,959        1,905      7.96           31,959        1,897      7.94
                                                 ----------      -------                 ----------      -------
        Total interest-bearing liabilities        1,064,876       20,178      2.53        1,206,032       26,569      2.95
Noninterest-bearing liabilities:
  Demand deposits .........................          86,417                                 111,247
  Accrued interest and other liabilities ..          11,500                                  11,932
  Stockholders' equity ....................         100,636                                  85,276
                                                 ----------                              ----------
        Total liabilities and
          stockholders' equity ............      $1,263,429                              $1,414,487
                                                 ==========                              ==========
Net interest income/net interest
  spread...................................                       28,209      3.25%                       34,206      3.42%
                                                                              ====                                    ====
Net yield on earning assets................                                   3.37%                                   3.59%
                                                                              ====                                    ====
Taxable equivalent adjustment:
  Investment securities(2).................                           45                                      86
                                                                 -------                                 -------
        Net interest income................                      $28,164                                 $34,120
                                                                 =======                                 =======

---------------

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

    The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2004 and 2003.

                                                             NINE MONTHS ENDED SEPTEMBER 30(1)
                                                         ------------------------------------------
                                                                       2004 VS 2003
                                                         ------------------------------------------
                                                                              CHANGES DUE TO
                                                          INCREASE         ------------------------
                                                         (DECREASE)         RATE            VOLUME
                                                         ----------        -------         --------
                                                                 (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:

     Interest and fees on loans ..................        $(15,820)        $(4,275)        $(11,545)
     Interest on securities:
          Taxable ................................           3,692              35            3,657
          Tax-exempt .............................            (120)            (35)             (85)
     Interest on federal funds ...................            (151)            (19)            (132)
     Interest on other investments ...............              11              88              (77)
                                                          --------         -------         --------
          Total interest income ..................         (12,388)         (4,206)          (8,182)
                                                          --------         -------         --------
Expense from interest-bearing liabilities:

  Interest on demand deposits ....................             294             326              (32)
  Interest on savings deposits ...................             (53)            (40)             (13)
  Interest on time deposits ......................          (4,643)         (2,444)          (2,199)
  Interest on other borrowings ...................          (1,997)         (1,988)              (9)
  Interest subordinated debentures ...............               8               8               --
                                                          --------         -------         --------
          Total interest expense .................          (6,391)         (4,138)          (2,253)
                                                          --------         -------         --------
          Net interest income ....................        $ (5,997)        $   (68)        $ (5,929)
                                                          ========         =======         ========

---------------
(1) The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income decreased $47.1 million or 94.5%, to $2.7 million for the third quarter of 2004 from $49.8 million for the third quarter of 2003, primarily due to the $46.1 million gain we realized in 2003 on the sale of our Emerald Coast branches. Mortgage banking income decreased $964,000, or 67.6% to $463,000 in the third quarter of 2004 from $1.4 million in the third quarter of 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that has occurred in 2004 and the sale of the Emerald Coast branches.

Noninterest income decreased $51.0 million, or 84.6%, to $9.3 million for the first nine months of 2004 from $60.3 million for the first nine months of 2003, primarily due to the $48.3 million gain we realized in 2003 on the sale of our Roanoke and Emerald Coast branches. This decrease was partially offset by a $739,000 gain we realized on the sale of our Morris branch during 2004. Service charges on deposits decreased $446,000, or 9.4%, to $4.3 million in the first nine months of 2004 from $4.8 million in the first nine months of 2003. Mortgage banking income decreased $2.2 million, or 64.2%, to $1.3 million in the first nine months of 2004 from $3.5 million in the first nine months of 2003. Gains on sales of securities decreased $334,000 to $424,000 in the first nine months of 2004 from $758,000 in the first nine months of 2003. The decline in service charges is related to the decline in deposit accounts, which resulted from the sale of certain branches during 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that has occurred in 2004 and the sale of the Emerald Coast branches.

Noninterest expense. Noninterest expense decreased $3.9 million or 22.1%, to $13.8 million for third quarter of 2004 from $17.7 million for the third quarter of 2003. This decrease in noninterest expense was partially offset by the $2.3 million loss on sale of loans in the third quarter of 2004. Salaries and benefits decreased $4.8 million, or 44.5%, to $5.9 million for the third quarter of 2004 from $10.7 million for the third quarter of 2003. The decrease in salaries and benefits relates primarily to the accrual in the third quarter of 2003 of employee bonuses of $1.9 million and a $1.9 million liability adjustment related to certain deferred compensation plans. Occupancy and furniture and equipment expenses increased $72,000, or 3.8%, to $2.0 million for the third quarter of 2004 from $1.9 million for the third quarter of 2003. All other noninterest expenses decreased $1.5 million, or 29.4%, to $3.6 million for the third quarter of 2004 from $5.1 million for the third quarter of 2003. This decrease was offset by approximately $570,000 in other real estate and repossessed asset losses realized in the third quarter of 2004.

Noninterest expense decreased $5.5 million, or 13.2%, to $36.1 million for first nine months of 2004 from $41.6 million for the first nine months of 2003. Salaries and benefits decreased $6.0 million, or 25.6%, to $17.4 million for the first nine months of 2004 from $23.4 million for the first nine months of 2003. Occupancy and furniture and equipment expenses decreased $161,000, or 2.6%, to $6.0 million for the first nine months of 2004 from $6.2 million for the first nine months of 2003. These decreases were partially offset by the $2.3 million loss on sale of loans in the third quarter of 2004. All other noninterest expenses decreased $1.6 million, or 13.3%, to $10.4 million for the first nine months of 2004 from $12.0 million for the first nine months of 2003. During the first nine months of 2004, we incurred approximately $5.2 million in certain expenses, including $1.6 million for the special assets department related to increased foreclosure and repossession activity, $591,000 in valuation write-downs, $256,000 in net losses in sales of foreclosed property, $1.2 million in legal fees, $593,000 in audit and accounting fees and $928,000 in FDIC premiums. Management does not expect these expenses to be at these levels in the future. Our FDIC premiums for the remaining three-month period ending December 31, 2004 are expected to be approximately $106,000. The expenses incurred by the special assets department reflect the increased activity in this area, which has produced significant recoveries in the first nine months of 2004.

Income tax expense. Our income tax benefit was $485,000 for the third quarter of 2004, compared to income tax expense of $13.5 million for the third quarter of 2003. Our income tax benefit was $87,000 for the first nine months of 2004, compared to income tax expense of $15.8 million for the first nine months of 2003. The primary difference in the effective rate and the federal statutory rate (34%) for the three- and nine-month periods ended September 30, 2004 is due to certain tax-exempt income from investments and insurance policies and rehabilitation tax credits on our headquarters, the John A. Hand Building.

Provision for Loan Losses. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Based on future evaluations, additional provision for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

 No provision for loan losses was posted for the third quarter or first nine months of 2004. This is the result of several factors, including: the collection of certain classified loans of approximately $6.0 million in the first quarter of 2004; increased recoveries of charged-off loans of $2.8 million for the first nine months of 2004; adjustments to the risk factors related to 1-4 family residential loans in the second quarter of 2004; and a $62 million net increase in real estate construction loans, which carry a lower historical loss allocation, during the third quarter in conjunction with a $27 million net reduction in other higher risk loan categories or classified loans. In addition, approximately one-third of our net loan growth during the first nine-months is related to a single credit with a very low risk rating that was originated in the second quarter and is fully secured by marketable securities. An $11.2 million provision for loan losses was posted for the first nine months of 2003. During the first nine months of 2004, we had net charged-off loans totaling $12.4 million compared to net charged-off loans of $15.1 million in the first nine months of 2003. Approximately $6.9 million of loans charged off or partially charged off in the third quarter of 2004 were included as part of the loan sale in September 2004. The net amount of charged-off loans during the first nine months of 2004 was covered by specific and standard allocations of allowance for loan losses which had been provided in previous periods. The annualized ratio of net charged-off loans to average loans was 1.87% in the first nine months of 2004 compared to 1.80% for the first nine months of 2003 and 2.21% for the year 2003. The allowance for loan losses totaled $12.8 million, or 1.39% of loans, net of unearned income at September 30, 2004 compared to $25.2 million, or 2.94% of loans, net of unearned income at December 31, 2003. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

Financial Condition

Total assets were $1.381 billion at September 30, 2004, an increase of $210 million, or 17.9%, from $1.172 billion at December 31, 2003. Average total assets for the first nine months of 2004 totaled $1.263 billion, which was supported by average total liabilities of $1.162 billion and average total stockholders' equity of $101 million.

Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $43.5 million, or 99.9%, to $87.0 million at September 30, 2004 from $43.5 million at December 31, 2003. This increase resulted primarily from excess funds invested in federal funds sold and interest-bearing deposits at the Federal Home Loan Bank ("FHLB"). These excess funds were attributable primarily to an increase in deposits and proceeds from the loan sale in September 2004. These excess funds were invested in short-term liquid assets primarily to improve our liquidity position and position us for future investment and loan growth. At September 30, 2004, our short-term liquid assets comprised 6.3% of total assets, compared to 3.7% at December 31, 2003. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Investment Securities. Total investment securities increased $83.4 million, or 58.9%, to $225.0 million at September 30, 2004, from $141.6 million at December 31, 2003. Mortgage-backed securities, which comprised 16.9% of the total investment portfolio at September 30, 2004, decreased $4.3 million, or 10.3%, to $38.0 million from $42.3 million at December 31, 2003. Investments in U.S. Treasury and agency securities, which comprised 62.9% of the total investment portfolio at September 30, 2004, increased $69.1 million, or 95.2%, to $141.6 million from $72.5 million at December 31, 2003. The increase in our agency securities improved our liquidity, and we expect that our investment in these securities will provide reasonable returns over a five- to six-year period. The total investment portfolio at September 30, 2004 comprised 18.7% of all interest-earning assets compared to 13.8% at December 31, 2003 and produced an average taxable equivalent yield of 4.4% for the third quarter of 2004 compared to 4.6% for the third quarter of 2003 and 4.5% for the first nine months of 2004 compared to 5.4% for the first nine months of 2003.

Loans. Loans, net of unearned income, totaled $923.5 million at September 30, 2004, an increase of 7.8%, or $66.5 million, from $856.9 million at December 31, 2003. Mortgage loans held for sale totaled $2.1 million at September 30, 2004, a decrease of $4.3 million from $6.4 million at December 31, 2003. Average loans, including mortgage loans held for sale, totaled $882.0 million for the first nine months of 2004 compared to $1.122 billion for the first nine months of 2003. Average loans, including mortgage loans held for sale, totaled $918.1 million for the third quarter of 2004 compared to $1.064 billion for the third quarter of 2003. Loans, net of unearned income, comprised 76.6% of interest-earning assets at September 30, 2004, compared to 83.6% at December 31, 2003. Mortgage loans held for sale comprised .2% of interest-earning assets at September 30, 2004, compared to .6% at December 31, 2003. The loan portfolio produced an average yield of 6.2% for the third quarter of 2004 and 6.3% for the first nine months of 2004 compared to 6.6% for the third quarter of 2003 and 6.8% for the first nine months of 2003. This decline in yield was substantially offset by declines of 26 and 42 basis points for the third quarter and first nine months of 2004, respectively, in the average cost of the funds that support our loan portfolio. The following table details the distribution of our loan portfolio by category as of September 30, 2004 and December 31, 2003:

                        DISTRIBUTION OF LOANS BY CATEGORY

                                                                      SEPTEMBER 30, 2004            DECEMBER 31, 2003
                                                                    ---------------------         ---------------------
                                                                     PERCENT                      PERCENT
                                                                       OF                            OF
                                                                     AMOUNT         TOTAL          AMOUNT         TOTAL
                                                                    --------        -----         --------        -----
Commercial and industrial ..................................        $131,349         14.2%        $142,072         16.6%
Real estate -- construction and land development ...........         226,475         24.5          147,917         17.2
Real estate -- mortgage

   Single-family ...........................................         257,349         27.8          231,064         27.0
   Commercial ..............................................         242,896         26.2          250,032         29.1
   Other ...................................................          26,487          2.9           31,645          3.7
Consumer ...................................................          33,076          3.6           46,201          5.4
Other ......................................................           7,179           .8            8,923          1.0
                                                                    --------        -----         --------        -----
          Total loans ......................................         924,811        100.0%         857,854        100.0%
                                                                                    =====                         =====
Unearned income.............................................          (1,344)                         (913)
Allowance for loan losses...................................         (12,808)                      (25,174)
                                                                    --------                      --------
          Net loans.........................................        $910,659                      $831,767
                                                                    ========                      ========

Deposits. Noninterest-bearing deposits totaled $88.9 million at September 30, 2004, an increase of 3.3%, or $2.8 million from $86.1 million at December 31, 2003. Noninterest-bearing deposits comprised 8.6% of total deposits at September 30, 2004, compared to 9.7% at December 31, 2003. Of total noninterest-bearing deposits, $66.2 million, or 74.5%, were in our Alabama branches while $22.7 million, or 25.5%, were in our Florida branches.

Interest-bearing deposits totaled $942.7 million at September 30, 2004, an increase of 17.3%, or $138.9 million, from $803.8 million at December 31, 2003. Interest-bearing deposits averaged $857.5 million for the first nine months of 2004 compared to $999.3 million for the first nine months of 2003, a decrease of $141.8 million, or 14.2%. Our average interest-bearing deposits for the third quarter of 2004 totaled $893.7 million compared to $933.2 million for the third quarter of 2003, a decrease of $39.5 million, or 4.2%.

The average rate paid on all interest-bearing deposits during the first nine months of 2004 was 2.12% compared to 2.41% for the first nine months of 2003 and 2.16% for the third quarter of 2004 compared to 2.18% for the third quarter of 2003. Of total interest-bearing deposits, $719.8 million, or 76.4%, were in the Alabama branches while $222.9 million, or 23.6%, were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $156.1 million at September 30, 2004 and $121.1 million at December 31, 2003. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 3.41% at September 30, 2004, which has decreased from 4.60% at December 31, 2003. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

Other Borrowed Funds. Other borrowed funds increased to $44 million at September 30, 2004 from $11 million at December 31, 2003. Other borrowed funds at September 30, 2004 consisted primarily of repurchase agreements of $34 million and federal funds purchased of $10 million. Other borrowed funds averaged $18 million for the nine months ended September 30, 2004 and had a weighted average interest rate of 2.0%.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

                                                    September 30, 2004    December 31, 2003
                                                    ------------------    -----------------
                                                                (In thousands)
10.6% junior subordinated debentures owed
to TBC Capital Statutory Trust II due
September 7, 2030                                         $15,464              $15,464

6-month LIBOR plus 3.75% junior subordinated
debentures owed to TBC Capital Statutory
Trust III due July 25, 2031                                16,495               16,495
                                                          -------              -------
Total junior subordinated debentures owed to
unconsolidated subsidiary trusts                          $31,959              $31,959
                                                          =======              =======

As of September 30, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 5.74% and 4.90%, respectively.

Currently, we must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our distributions on our trust preferred securities in January, March, July and September 2004.

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

Pursuant to SFAS No. 114, impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price or at the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE


                                                                 NINE MONTHS
                                                                    ENDED       YEAR ENDED
                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2004            2003
                                                                -------------   ------------
                                                                   (Dollars in thousands)
Allowance for loan losses at beginning of period ...........      $ 25,174       $   27,766
Allowance of (branch sold) acquired bank ...................            --             (102)
Charge-offs:
  Commercial and industrial ................................         6,550           10,823
  Real estate -- construction and land development .........           651              630
  Real estate -- mortgage
      Single-family ........................................           735            1.505
      Commercial ...........................................         5,528            6,696
      Other ................................................            86            1,187
  Consumer .................................................         1,526            3,092
  Other ....................................................            67              517
                                                                  --------       ----------
          Total charge-offs ................................        15,143           24,450
Recoveries:
  Commercial and industrial ................................           773              554
  Real estate -- construction and land development .........             1               23
  Real estate -- mortgage
      Single-family ........................................           362               23
      Commercial ...........................................           726               49
      Other ................................................            94               48
  Consumer .................................................           419              282
  Other ....................................................           402                6
                                                                  --------       ----------
          Total recoveries .................................         2,777              985
                                                                  --------       ----------
Net charge-offs ............................................        12,366           23,465

Provision for loan losses ..................................            --           20,975
                                                                  --------       ----------

Allowance for loan losses at end of period .................      $ 12,808       $   25,174
                                                                  ========       ==========

Loans at end of period, net of unearned income .............      $923,467       $  856,941
Average loans, net of unearned income ......................       882,030        1,063,451
Ratio of ending allowance to ending loans ..................          1.39%            2.94%
Ratio of net charge-offs to average loans(1) ...............          1.87%            2.21%
Net charge-offs as a percentage of:
  Provision for loan losses ................................            --           111.87%
  Allowance for loan losses(1) .............................        128.97%           93.21%

Allowance for loan losses as a percentage
  of nonperforming loans ...................................        161.25%           78.59%

---------------
(1)      Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at September 30, 2004 was 1.39% compared to 2.94% as of December 31, 2003. The allowance for loan losses as a percentage of loans, net of unearned income declined primarily due to $6.9 million of loans charged off or partially charged off in the third quarter of 2004 that were included as part of the loan sale. The allowance related to these loans had been provided for in previous periods. The allowance for loan losses as a percentage of nonperforming loans increased to 161.25% at September 30, 2004 from 78.59% at December 31, 2003 due to a decrease in nonperforming loans of $24.1 million which is primarily due to the third quarter loan sale. (See "Nonperforming Loans" below).

Net charge-offs were $12.4 million for the first nine months of 2004 of which $6.9 million were related to loans included in the loan sale. Net charge-offs to average loans on an annualized basis totaled 1.87% for the first nine months of 2004. Net commercial loan charge-offs totaled $5.8 million, or 46.7% of total net charge-off loans, for the first nine months of 2004 compared to 43.8% of total net charge-off loans for the year 2003. Net commercial real estate loan charge-offs totaled $4.8 million, or 38.8% of total net charge-off loans for the first nine months of 2004 compared to 28.3% of total net charge-off loans for the year 2003. Net consumer loan charge-offs totaled $1.1 million, or 9% of total net charge-off loans for the first nine months of 2004 compared to 12% of total net charge-off loans for the year 2003.

Nonperforming Loans. In January 2004, we transferred the majority of our nonperforming loans and approximately $7.0 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred with the related allowance for loan loss of $9.8 million. As of September 30, 2004 the balance of these loans totaled only $5 million. In September 2004 The Bank sold approximately $32 million, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans, resulting in a pre-tax loss of $2.3 million. Prior to the sale approximately $6.9 million related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6.9 million in allowance for loan losses associated with these loans had been provided in previous periods. Management is vigorously pursuing appropriate collection efforts on the remaining loans.

Nonperforming loans decreased $24.1 million to $7.9 million as of September 30, 2004 from $32.0 million as of December 31, 2003. As a percentage of net loans, nonperforming loans decreased from 3.74% at December 31, 2003 to 0.86% at September 30, 2004. The decrease in nonperforming loans resulted primarily from the sale of certain loans as previously mentioned, collections and charge-offs. The following table represents our nonperforming loans as of the dates indicated.

                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS


                                                                              SEPTEMBER 30, 2004                 DECEMBER 31, 2003
                                                                   ----------------------------------------      ------------------
                                                                   OPERATING        SPECIAL
                                                                    BRANCHES         ASSETS           TOTAL          TOTAL
                                                                   ---------        -------         --------         ------
                                                                                     (Dollars in Thousands)
Nonaccrual .................................................        $  3,983         $2,925         $  6,908         $29,630
Past due (contractually past due 90 days or more) ..........             963              9              972          1,438
Restructured ...............................................              63             --               63            966
                                                                    --------         ------         --------         ------
                                                                    $  5,009         $2,934         $  7,943         $32,034
                                                                    ========         ======         ========         ======
Loans, net of unearned .....................................        $918,609         $4,858         $923,467         $856,941
                                                                    ========         ======         ========         ======
Nonperforming loans as a percent of loans ..................             .55%         60.40%            0.86%          3.74%
                                                                    ========         ======         ========         ======

Loans, past due 30 days or more, net of non-accruals, improved to .55% at September 30, 2004 from 2.28% at December 31, 2003. Exclusive of the loans in the special assets portfolio, loans past due more than 30 days, net of non-accruals, were .51%.

The following is a summary of nonperforming loans by category as of the dates shown:


                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2004              2003
                                                                     -------------     ------------
                                                                         (Dollars in thousands)
Commercial and industrial ..................................            $2,387            $11,621
Real estate -- construction and land development ...........               569              1,735
Real estate -- mortgages
     Single-family .........................................             2,173              5,472
     Commercial ............................................             2,435             12,378
     Other .................................................               169                162
Consumer ...................................................               210                465
Other ......................................................                --                201
                                                                        ------            -------
          Total nonperforming loans ........................            $7,943            $32,034
                                                                        ======            =======

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

Impaired Loans. At September 30, 2004, the recorded investment in impaired loans totaled $6.1 million, with approximately $1.9 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $19.3 million from $25.4 million at December 31, 2003. A significant portion of our impaired loans were sold during the third quarter as part of the loan sale previously mentioned. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2004:


                                                         OPERATING BRANCHES          SPECIAL ASSETS                  TOTAL
                                                      -----------------------    -----------------------   ------------------------
                                                      OUTSTANDING    SPECIFIC    OUTSTANDING    SPECIFIC   OUTSTANDING     SPECIFIC
                                                        BALANCE     ALLOWANCE      BALANCE     ALLOWANCE     BALANCE      ALLOWANCE
                                                      -----------   ---------    -----------   ---------   -----------    ---------
Commercial and industrial                               $2,089        $  894        $  940        $189        $3,029        $1,083
Real estate -- construction and land development           294            51           103          48           397            99
Real estate -- mortgages
     Single-family                                          --            --           154          77           154            77
     Commercial                                          1,146           349         1,284         298         2,430           647
     Other                                                 108            16            --          --           108            16
                                                        ------        ------        ------        ----        ------        ------
          Total                                         $3,637        $1,310        $2,481        $612        $6,118        $1,922
                                                        ======        ======        ======        ====        ======        ======

Potential Problem Loans. In addition to nonperforming loans, management has identified $1.9 million in potential problem loans as of September 30, 2004. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. Approximately $312,000 or 17% of the potential problem loans are part of the portfolio that was transferred to our special assets department in January 2004. Overall, $1.5 million, or 82%, of our potential problem loans are secured by real estate. Management has allocated in allowance for loan losses approximately $198,000 to absorb any losses that may result from these loans.

Stockholders Equity. At September 30, 2004 our total stockholders' equity was $101.5 million, an increase of $1.4 million from $100.1 million at December 31, 2003. The increase in stockholders' equity resulted primarily from net income of $1.5 million for the first nine months of 2004. As of September 30, 2004 we had 18,025,932 shares of common stock issued and 17,743,171 outstanding. In September 2000, our board of directors approved a stock buyback plan in an amount not to exceed $10,000,000. As of September 30, 2004, there were 58,014 shares held in treasury at a cost of $390,000.

On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of September 30, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $499,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended September 30, 2004 and 2003, we recognized $150,000 and $168,000, respectively, in restricted stock expense.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees who are at least 21 years old and have completed a year of service. As of September 30, 2004, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended September 30, 2004 and 2003 was $142,000 and $101,000, respectively. The ESOP shares as of September 30, 2004, were as follows:

                                                        September 30, 2004
                                                        ------------------
      Allocated shares                                          28,628
      Estimated shares committed to be released                 20,025
      Unreleased shares                                        224,747
                                                            ----------
      Total ESOP shares                                        273,400
                                                            ==========
      Fair value of unreleased shares                       $1,573,000
                                                            ==========

Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at September 30, 2004 (dollars in thousands):


                                                                        FOR CAPITAL
                                                                          ADEQUACY                   TO BE WELL
                                              ACTUAL                      PURPOSES                   CAPITALIZED
                                      ---------------------         --------------------        --------------------
                                       AMOUNT         RATIO          AMOUNT        RATIO         AMOUNT        RATIO
                                      --------        -----         -------        -----        --------       -----
Total Risk-Based Capital
      Corporation                     $132,980        12.75%        $83,416        8.00%        $104,270        10.00%
      The Bank                         126,822        12.32          82,325        8.00          102,907        10.00
Tier 1 Risk-Based Capital
      Corporation                      118,967        11.41          41,708        4.00           62,562        6.00
      The Bank                         114,014        11.08          41,163        4.00           61,744        6.00
Leverage Capital
      Corporation                      118,967         9.17          51,920        4.00           64,901        5.00
      The Bank                         114,014         8.86          51,492        4.00           64,365        5.00

Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions and from the FHLB under a blanket floating lien on certain commercial loans and residential real estate loans. Also, we have established certain repurchase agreements with a large financial institution. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.

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

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect changes. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative or qualitative disclosures about market risk as of September 30, from those presented in our annual report on Form 10-K for the year ended December 31, 2003.

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity" included in our Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

CEO AND CFO CERTIFICATIONS

Appearing as exhibits to this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). The Certifications are required to be made by Rule 13a-14 under the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this
Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                                The Banc Corporation
                                                   (Registrant)


Date: November 9, 2004                  By: /s/ James A. Taylor, Jr.
                                        ----------------------------------------
                                        James A. Taylor, Jr.
                                        President and Chief Operating Officer


Date: November 9, 2004                  By: /s/  David R. Carter
                                        ----------------------------------------
                                        David R. Carter

                                        Executive Vice President and Chief
                                        Financial Officer (Principal
                                        Accounting Officer)