Form 10-K
period 2004-12-31
BANC CORP
filed 2005-03-16
CIK 1065298

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

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 11, 2005, based on a closing price of $10.97 per share of Common Stock, was $205,646,988.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 3, 2005, of the registrant's only issued and outstanding class of common stock, its $.001 per share par value common stock, was 18,746,307.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2005 annual meeting of stockholders that will be filed no later than April 30, 2005.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We are a Delaware-chartered bank holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 27 locations in Alabama and the eastern Florida panhandle through The Bank, our principal subsidiary. We had assets of approximately $1.423 billion, loans of approximately $936 million, deposits of approximately $1.067 billion and stockholders' equity of approximately $101 million at December 31, 2004. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-3600.

     We were founded in 1997. During the fall of 1998, we acquired four financial institutions totaling $266 million in assets. As a result of these acquisitions and our de novo branches in Birmingham and Decatur, we grew from $69 million in assets and three branches as of September 30, 1997 to $441 million in assets ($630 million after giving effect to acquisitions completed in 1999 accounted for as poolings of interest) and 16 branches by December 31, 1998. We completed our initial public offering in December 1998.

     Since 1999, we have focused on higher growth markets in Alabama and the panhandle of Florida. In Alabama, we concentrated on the Huntsville and Birmingham markets. We acquired BankersTrust of Alabama, Inc. ($35 million in assets) in July 1999, moving us into the Huntsville, Alabama market. As of December 31, 2004, approximately 13% of our loans and 9% of our deposits were located in the Huntsville market and 34% of our loans and 19% of our deposits were located in the Birmingham market.

     In Florida, we acquired Emerald Coast Bancshares, Inc. ($92 million in assets) in February 1999, both C&L Banking Corporation ($49 million in assets) and C&L Bank of Blountstown ($56 million in assets) in June 1999, and CF Bancshares, Inc. ($105 million in assets) in February 2002. In August 2003, we sold our Emerald Coast branches for a $46.8 million deposit premium. As of December 31, 2004, approximately 26% of our loans and 25% of our deposits were located in Florida.

RECENT DEVELOPMENTS

     On January 24, 2005, we entered into a series of agreements and transactions under (or as a result of) which

     - C. Stanley Bailey joined The Banc Corporation and The Bank as Chief Executive Officer, bringing with him a team of four other highly experienced bankers who have joined our senior management team;

     - the new members of the management team, along with other investors, purchased 925,636 shares of our common stock at $8.17 per share, the current market price, in a private placement;

     - James A. Taylor, our founding Chairman of the Board and Chief Executive Officer, stepped down as Chief Executive Officer but continues to serve as non-executive Chairman of the Board of The Banc Corporation, and James
       A. Taylor, Jr. stepped down as President and Chief Operating Officer but continues to serve as a director of The Banc Corporation; and

     - agreed-upon separation payments and arrangements were made with Mr. Taylor and Mr. Taylor, Jr. in connection with the termination of their employment agreements, with such payments being primarily funded by the proceeds of the simultaneous private placement of stock described above.

     We believe that these recent developments will strengthen our management team and better position The Banc Corporation and The Bank for future growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments" and "Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions and Principal Accounting Fees and Services."

STRATEGY

     Operations. We focus on small- to medium-sized businesses, as well as professionals and individuals, emphasizing our local decision-making, effective response time and personalized service. As a result, we conduct our business on a decentralized basis with respect to deposit gathering and most credit decisions, emphasizing local knowledge and authority to make these decisions. We supplement this decentralized management approach with centralized loan administration, policy oversight, credit review, audit, asset/liability management, data processing, human resources and risk management systems. We implement these standardized administrative and operational policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community.

     Products and Services. The Bank provides a wide range of retail and small business services, including noninterest-bearing and interest-bearing checking, savings and money market accounts, certificates of deposit and individual retirement accounts. In addition, The Bank offers an extensive array of real estate, consumer, small business and commercial real estate loan products. Other financial services include annuities, automated teller machines, debit cards, credit-related life and disability insurance, safety deposit boxes, internet banking, bill payment and telephone banking. The Bank attracts primary banking relationships through the customer-oriented service environment created by The Bank's personnel combined with competitive financial products.

     Market Areas. Our primary markets are located in northern and central Alabama and the eastern panhandle of Florida.

     We are headquartered in Birmingham, Alabama. We also have branches in:

          ALABAMA                FLORIDA
          -------                -------
Albertville     Andalusia     Altha
Boaz            Childersburg  Apalachicola
Decatur         Frisco City   Blountstown
Gadsden         Guntersville  Bristol
Huntsville      Kinston       Carrabelle
Madison         Monroeville   Mexico Beach
Mt. Olive       Opp           Port Saint Joe
Rainbow City    Samson
Sylacauga       Warrior

     In addition to our branches, we operate a loan production office in Montgomery, Alabama.

     Growth. Since our inception, we have grown through acquisitions, internal growth and branching. Following each of our acquisitions, we have expended substantial managerial, operating, financial and other resources to integrate these entities. Over the past three-and-a-half years, The Bank has centralized all loan files and all loan processing, and we have enhanced our internal audit and loan review staffing. As a result of the corresponding increase in personnel and the significant investment in infrastructure and systems, our efficiency ratio has been above average for our peer group.

     Our future growth depends primarily on the expansion of the business of our primary wholly owned subsidiary, The Bank. That expansion will most likely depend on internal growth and the opening of new branch offices in new and existing markets. The Bank will also consider the strategic acquisition of other financial institutions and branches that have relatively high earnings or that we believe to have exceptional growth potential. Our ability to increase profitability and grow internally depends primarily on our ability to attract and retain low-cost and core deposits coupled with the continued opportunity to generate high-yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, our ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and identify lending and investment opportunities within such markets.

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

LENDING ACTIVITIES

     General. We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2004 were $936 million, or 73.4% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

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

     We use generally recognized loan underwriting criteria, and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2004, approximately 75.3% of our loan portfolio consisted of loans that had variable interest rates or matured within one year.

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

LOAN PORTFOLIO

     Real Estate Loans. Loans secured by real estate are a significant component of our loan portfolio, constituting $768 million, or 82.0% of total loans, at December 31, 2004. At that date, $251 million, or 26.8% of our total loan portfolio, consisted of single-family mortgage loans. Nonresidential mortgage loans include commercial and industrial loans. At December 31, 2004, $268 million, or 28.6% of our total loan portfolio, consisted of these loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with loan-to-value ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum loan-to-value ratio. For income-producing improved real estate, we underwrite the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum loan-to-value ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower's earnings and cash flow. Terms are typically three to five years and may have payments through the date of maturity based on a 15- to 30-year amortization schedule.

     We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2004, $249 million, or 26.6% of our total portfolio, consisted of such loans. Our construction lending is divided into three general categories: owner-occupied commercial buildings; income-producing improved real estate; and single-family residential construction. For construction loans related to income-producing properties, the underwriting criteria are the same as outlined in the preceding paragraph. For single-family residential construction, we underwrite the financial strength and reputation of the builder, factoring in the general state of the economy and interest rates and the location of the home, with an 85% maximum loan-to-value ratio. The majority of land development loans consists of loans to convert raw land into residential subdivisions.

     Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by eligible accounts receivable, inventory or equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 80% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans constituted $132 million, or 14.1% of our loan portfolio, at December 31, 2004. We also, from time to time, make unsecured commercial loans.

     Consumer Loans. Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans constituted $28 million, or 3.0% of our loan portfolio, at December 31, 2004. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral. Terms generally range from one to six years on automobile loans and one to three years on other consumer loans.

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

     We have a loan review process designed to promote early identification of credit quality problems. We employ a risk rating system that assigns to each loan a rating that corresponds to the perceived credit risk. Risk ratings are subject to independent review by a centralized loan review department and an independent, external loan review function, which also performs ongoing, independent review of the risk management process, including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets. The loan review function is centralized and independent of the lending function.

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 62.4% of our total deposits as of December 31, 2004. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide The Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for The Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are approximately $401 million, or 38% of our deposits. Approximately $204 million consist of wholesale, or "brokered", deposits.

     Our other sources of funds consist primarily of advances from the Federal Home Loan Bank ("FHLB"). These advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans. We also have available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Deposit rates are set periodically by our internal Asset/Liability Management Committee, which includes certain members of senior management. We believe our rates are competitive with those offered by competing institutions in our market areas; however, we focus on customer service, not high rates, to attract and retain deposits.

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

EMPLOYEES

     As of December 31, 2004, we employed approximately 364 full-time equivalent employees, primarily at The Bank. We believe that our employee relations have been and continue to be good.

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

     The Banc Corporation owns all the stock of its subsidiary depository institution, The Bank, an Alabama-chartered state bank and member of the Federal Reserve System which is subject to regulation, supervision and examination by the Federal Reserve Board and the Alabama Banking Department. The insurance activities of The Bank's subsidiary TBNC Financial Management, Inc. are subject to regulation, supervision and examination by the Alabama and Florida Departments of Insurance.

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

     In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. Our ability and The Bank's ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Currently, both The Banc Corporation and The Bank must obtain regulatory approval prior to paying dividends. The Federal Reserve Board approved the timely payment of distributions on our trust preferred securities in January, March, July and September 2004 and in January and March 2005 and on our preferred stock in June and December 2004.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. Our Total Risk-Based Capital Ratio is 11.51% as of December 31, 2004. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves ("Tier 2 Capital"). The minimum guideline for Tier 1 Capital to risk-based assets is 4%. Our Tier 1 Capital to risk-weighted assets is 10.05% at December 31, 2004.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio was 7.98% at December 31, 2004.

     The federal bank regulatory agencies' risk-based capital and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal and state bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. As of December 31, 2004, both The Banc Corporation and The Bank were "well capitalized". See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Our bank subsidiary was assessed a $1.0 million FDIC deposit insurance premium in 2004. We currently expect this assessment to decline in future periods.

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

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits from, making loans to or engaging in other types of transactions with such customers.

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

CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our employees, including our principal executive, financial and accounting officers. A copy of our code of ethics is available on our website. We intend to disclose information about any amendments to, or waivers from, our code of ethics that are required to be disclosed under applicable Securities and Exchange Commission regulations by providing appropriate information on our website. If at any time our code of ethics is not available on our website, we will provide a copy of it free of charge upon written request.

ITEM 2.  PROPERTIES.

     Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, The Banc Corporation and The Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. The Bank owns 11 condominium Units, comprising 14 floors, and The Banc Corporation owns four Units. This space includes a branch of The Bank, various administrative offices, operations facilities and our headquarters. We have sold four Units and have leased or are in the process of leasing seven Units. We intend to use the remaining space for future expansion of The Bank.

     We operate through facilities at 28 locations. We own 24 of these facilities, lease four of these facilities and have one ground lease on a facility we own. Rental expense on the leased properties totaled approximately $286,000 in 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET FOR COMMON STOCK

     Our common stock trades on Nasdaq under the ticker symbol "TBNC". As of March 11, 2005, there were approximately 882 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices:

                                                               HIGH     LOW
                                                              ------   -----
2003
First Quarter...............................................  $ 9.00   $4.90
Second Quarter..............................................    7.75    4.00
Third Quarter...............................................    7.90    6.40
Fourth Quarter..............................................    9.29    7.55
2004
First Quarter...............................................  $ 8.77   $7.14
Second Quarter..............................................    7.56    6.25
Third Quarter...............................................    7.04    6.13
Fourth Quarter..............................................    8.74    6.93
2005
First Quarter (through March 11, 2005)......................  $11.14   $8.00

     On March 11, 2005, the last sale price for the common stock was $10.97 per share.

DIVIDENDS

     Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to us by our subsidiaries. There are certain restrictions that limit The Bank's ability to pay dividends to us and, in turn, our ability to pay dividends. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. Currently, we must obtain regulatory approval prior to paying dividends on our common stock, preferred stock, or our trust preferred securities. The Federal Reserve approved the timely payment of distributions on our trust preferred securities in January, March, July and September 2004 and January and March 2005 and the dividends on our preferred stock for June and December, 2004.

     We paid dividends on our preferred stock aggregating $3.53 per preferred share in 2003 and $7.19 per preferred share in 2004. We do not currently pay dividends on our common stock, but expect to evaluate our common stock dividend policy from time to time as circumstances indicate, subject to applicable regulatory restrictions. The restrictions that may limit our ability to pay dividends are discussed in this Report in Item 1 under the heading "Supervision and Regulation -- Regulatory Restrictions on Dividends."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical financial data as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See "Item 8. The Banc Corporation and Subsidiaries Consolidated Financial Statements."

                                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2004         2003         2002         2001         2000
                                                              ----------   ----------   ----------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Total assets................................................  $1,423,128   $1,171,626   $1,406,800   $1,207,397   $1,029,694
Loans, net of unearned income...............................     934,868      856,941    1,138,537      999,156      808,145
Allowance for loan losses...................................      12,543       25,174       27,766       12,546        8,959
Investment securities.......................................     288,308      141,601       73,125       68,847       95,705
Deposits....................................................   1,067,206      889,935    1,107,798      952,235      827,304
Advances from FHLB and other borrowings.....................     205,546      131,919      174,922      135,900      104,300
Notes payable...............................................       3,965        1,925           --           --           --
Junior subordinated debentures owed to unconsolidated
 trusts.....................................................      31,959       31,959       31,959       31,959       15,464
Stockholders' Equity........................................     100,539      100,122       76,541       76,853       74,875
SELECTED STATEMENT OF INCOME DATA:
Interest income.............................................  $   66,160   $   76,213   $   88,548   $   90,418   $   75,052
Interest expense............................................      28,123       33,487       40,510       50,585       40,440
                                                              ----------   ----------   ----------   ----------   ----------
 Net interest income........................................      38,037       42,726       48,038       39,833       34,612
Provision for loan losses...................................         975       20,975       51,852        7,454        4,961
Noninterest income..........................................      10,527       14,592       15,123        9,773        7,821
Gain on sale of branches....................................         739       48,264           --           --           --
Prepayment penalty -- FHLB advances.........................          --        2,532           --           --           --
Loss on sale of loans.......................................       2,293           --           --           --           --
Noninterest expense.........................................      45,644       55,398       42,669       38,497       32,119
                                                              ----------   ----------   ----------   ----------   ----------
 Income (loss) before income taxes(benefit).................         391       26,677      (31,360)       3,655        5,353
Income tax (benefit) expense................................        (796)       9,178      (12,959)         966          996
                                                              ----------   ----------   ----------   ----------   ----------
 Net income(loss)...........................................       1,187       17,499      (18,401)       2,689        4,357
Preferred stock dividends...................................         446          219           --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
 Net income(loss) applicable to common stockholders.........  $      741   $   17,280   $  (18,401)  $    2,689   $    4,357
                                                              ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
Net income(loss) -- basic...................................  $     0.04   $     0.99   $    (1.09)  $     0.19   $     0.30
               -- diluted(1)(2).............................  $     0.04   $     0.95   $    (1.09)  $     0.19   $     0.30
Weighted average shares outstanding -- basic................      17,583       17,492       16,829       14,272       14,384
Weighted average shares outstanding -- diluted(1)(2)........      17,815       18,137       16,829       14,302       14,387
Book value at period end....................................  $     5.31   $     5.31   $     4.35   $     5.41   $     5.22
Tangible book value per share...............................  $     4.62   $     4.59   $     3.59   $     4.98   $     4.76
Preferred shares outstanding at period end..................          62           62           --           --           --
Common shares outstanding at period end.....................      17,750       17,695       17,605       14,217       14,345
PERFORMANCE RATIOS AND OTHER DATA:
Return on average assets....................................        0.09%        1.29%       (1.36)%       0.23%        0.48%
Return on average stockholders' equity......................        1.18        19.08       (19.89)        3.53         6.03
Net interest margin(3)(4)...................................        3.31         3.50         3.93         3.83         4.29
Net interest spread(4)(5)...................................        3.20         3.35         3.70         3.43         3.80
Noninterest income to average assets........................        0.87         4.62         1.12         0.85         0.86
Noninterest expense to average assets.......................        3.70         4.26         3.15         3.34         3.58
Efficiency ratio(6).........................................       93.85        96.49        67.34        77.22        75.02
Average loan to average deposit ratio.......................       92.16       100.69       105.35       100.40        95.64
Average interest-earning assets to average interest bearing
 liabilities................................................      104.88       105.82       107.04       108.26       109.79
ASSETS QUALITY RATIOS:
Allowance for loan losses to nonperforming loans............      169.36%       78.59%      105.00%      100.99%       90.85%
Allowance for loan losses to loans, net of unearned
 income.....................................................        1.34         2.94         2.44         1.26         1.11
Nonperforming assets("NPA") to loans plus NPA's, net of
 unearned income............................................        1.32         4.41         2.53         1.70         1.72
Nonaccrual loans to loans, net of unearned income...........        0.68         3.46         2.17         0.79         1.16
Net loan charge-offs to average loans.......................        1.52         2.21         3.35         0.42         0.57
Net loan charge-offs as a percentage of:
 Provision for loan losses..................................    1,395.49       111.87        72.69        51.88        81.98
 Allowance for loan losses..................................      108.47        93.21       135.74        30.82        45.40
CAPITAL RATIOS:
Tier 1 risk-based capital ratio.............................       10.05%       12.60%        6.51%        9.44%       10.26%
Total risk-based capital ratio..............................       11.51        14.07         8.83        11.41        11.36
Leverage ratio..............................................        7.98         9.72         5.45         7.92         8.47

---------------

(1)- Common stock equivalents of 287,000 shares were not included in computing diluted earnings per share for the year ended December 31, 2002 because their effects were antidilutive.
(2)- Common stock equivalents of 775,000 shares were not included in computing diluted earnings per share for the year ended December 31, 2004 because their effects were antidilutive.
(3)- Net interest income divided by average earning assets.
(4)- Calculated on a tax equivalent basis.
(5)- Yield on average interest earning assets less rate on average interest bearing liabilities.
(6)- Efficiency ratio is calculated by dividing noninterest expense, adjusted for FHLB prepayment penalties and the loss on sale of loans, by noninterest income, adjusted for gain on sale of branches, plus net interest income on a fully tax equivalent basis.

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

     During 1998 and 1999, we acquired several banking organizations, which contributed significantly to our early development. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancorp, Inc. were merged with and into The Bank. Emerald Coast Bank became our subsidiary in February 1999, as a result of our merger with Emerald Coast Bancshares, Inc. C&L Bank became our subsidiary in June 1999 as a result of our acquisitions of C&L Bank of Blountstown and C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol. The banking subsidiary of BankersTrust of Alabama, Inc., was merged into The Bank in July 1999. The Bank also acquired three new branches in Southeast Alabama in November of 1999. In June 2000, Emerald Coast Bank and C&L Bank merged into The Bank. During March 2002, Citizens Federal Savings Bank of Port St. Joe, the banking subsidiary of CF Bancshares, Inc., was merged into The Bank in connection with our acquisition of CF Bancshares, Inc.

     In March 2003, we sold our branch in Roanoke, Alabama, which had assets of approximately $9.8 million and liabilities of $44.7 million. We realized a $2.3 million pre-tax gain on the sale. In August 2003, we sold seven branches of the Bank, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. These branches had assets of approximately $234 million and liabilities of $209 million. We realized a $46.0 million pre-tax gain on the sale. On February 6, 2004, we sold our Morris, Alabama branch, which had assets of approximately $1.0 million and liabilities of $8.2 million, for a $739,000 pre-tax gain. Because of the impact of these sales on our interest-bearing deposits and our loan portfolio, as well as the impact of the gains on sale on our net income, there are variations in the comparability between 2004 and 2003 of our financial position and results of operations. Where appropriate, we have tried to quantify these effects in the discussion that follows.

     In January 2004, we transferred the majority of our nonperforming loans and approximately $7 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred along with the related allowance for loan loss of $9.8 million. As of December 31, 2004, the balance of these loans totaled only $4.2 million. In September 2004 The Bank sold approximately $32 million, before allowance for loan losses, of certain nonperforming loans and other classified performing loans resulting in a pre-tax loss of $2.3 million. Prior to the sale, approximately $6.9 million related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6.9 million in allowance for loan losses associated with these loans had been provided in previous periods. Management is pursuing appropriate collection efforts on the remaining loans.

     Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. (See "Critical Accounting Estimates" below)

     For 2004 our provision for loan losses totaled $975,000 even though we recorded net charge-offs of $13.6 million. Additional provision for loan losses was not required because we had made allowances in previous periods to cover these losses and we experienced significant recoveries, totaling $3.7 million, during 2004. We also experienced a decline in classified loans during the year.

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

     During 2004, our net interest income decreased by 11.0% primarily due to a decline in average interest-earning assets. The decline in our interest-earning assets resulted primarily from a decline in the average volume of our loan portfolio as a result of the sale of certain branches in 2003.

CRITICAL ACCOUNTING ESTIMATES

     In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States and to general banking practices. Estimates and assumptions most significant to us are related primarily to our allowance for loan losses, income taxes and goodwill impairment are summarized in the following discussion and in the notes to the consolidated financial statements.

  Allowance for Loan Losses

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

  Income Taxes

     Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

  Goodwill Impairment

     Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We test goodwill on an annual basis, or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit, through discounted cash flow methodology, to determine the fair value of our reporting units, which is then compared to the carrying amount. The goodwill impairment test requires management to make judgments in determining the assumptions used in the fair value calculations. Management believes goodwill is not impaired and is properly recorded in the financial statements; however future events could cause management to adjust its assumptions regarding a particular reporting unit.

RECENT DEVELOPMENTS

     On January 24, 2005, we announced that we had entered into a series of agreements setting forth

     - The employment of C. Stanley Bailey as Chief Executive Officer and a director of the corporation and chairman of our banking subsidiary, C. Marvin Scott as President of the corporation and our banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the corporation and our banking subsidiary;

     - The purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the corporation at $8.17 per share in a private placement consummated simultaneously with the employment of Mr. Bailey, Mr. Scott and Mr. Gardner; and

     - Arrangements under which James A. Taylor would continue to serve as Chairman of the Board of the corporation and James A. Taylor, Jr. would continue to serve as a director of the corporation, but would cease to serve as Chief Executive Officer and President, respectively, of the corporation and as officers and directors of our banking subsidiary.

     Our employment agreement with Mr. Taylor entitled him to certain payments based on his current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered our obligations to make such payments to Mr. Taylor. On January 24, 2005, we entered into an agreement with Mr. Taylor pursuant to which, in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor $3,940,155 on January 24, 2005, and will pay $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. Our obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

     Our employment agreement with Mr. Taylor, Jr. entitled him to certain payments based on his current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered our obligations to make such payments to Mr. Taylor, Jr.. On January 24, 2005, we entered into an agreement with Mr. Taylor, Jr. pursuant to which, in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. Our obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr.

     The new equity investment described above, which involved gross proceeds of over $7.5 million to us, will be adequate to allow us to fulfill our cash payment obligations, net of tax effect, to Mr. Taylor and Mr. Taylor, Jr., and to pay certain other costs of the transactions. Accordingly, the transactions will have a nominal effect on our regulatory capital position and our banking subsidiary. In connection with the transaction, we expect to recognize after-tax expenses of approximately $7.7 million or $0.41 per common share in the first quarter of 2005.

     Under Mr. Bailey's, Mr. Scott's and Mr. Gardner's respective employment agreements, we are obligated to grant, and have granted as of January 24, 2005, options to acquire 711,970 shares of common stock to Mr. Bailey, 355,985 shares to Mr. Scott, and 355,985 shares to Mr. Gardner, for a total of 1,423,940 each at an exercise price of $8.17 per share. Such options have a ten-year term and vest and become exercisable as follows:

     - 50% on April 24, 2005;

     - 20% on the later of (x) the date on which the average closing price per share of our common stock over a 15-consecutive-trading-day period (the "Market Value price" is at least $10 but less than $12, and (y) June 29, 2005 (the "Alternate Vesting Date");

     - 15% on the later of (x) the date on which the Market Value price is at least $12 but less than $14, and (y) the Alternate Vesting Date; and

     - 15% on the later of (x) the date on which the Market Value price is at least $14, and (y) the Alternate Vesting Date.

     - To the extent not otherwise vested, on January 24, 2010.

     In addition, on January 24, 2005, we entered into certain Employment Agreement Standstill Agreements ("standstill agreements") with our chief financial officer and general counsel ("executives"). The management changes described above gave the executives the right to exercise certain provisions under their employment agreements. Under the standstill agreements, the executives have agreed to remain in their present positions and their employment agreements remain in full force. We and the executives have agreed as part of the standstill agreements to discuss any proposed changes in the executives' continued employment relationship with us. At any time following the first anniversary of the standstill agreements, if we and the executive have not reached a new agreement, such executive may terminate his employment for any reason and receive all rights, payments, privileges and benefits currently provided for under his employment agreement. If both executives were to terminate their employment after the first anniversary date, we would incur a pre-tax expense in the quarter in which such termination occurred ranging from $2.0 to $2.5 million.

RESULTS OF OPERATIONS

  Year Ended December 31, 2004, Compared with Year Ended December 31, 2003

     Our net income for the year ended December 31, 2004 was $1.2 million compared to $17.5 million for the year ended December 31, 2003. Net income available to common stockholders was $741,000 for the year ended December 31, 2004 compared to $17.3 million for the year ended December 31, 2003. Our basic and diluted net income per common share was $.04 for the year ended December 31 2004 compared to $.99 (basic) and $.95 (diluted) per common share for the year ended December 31, 2003. Our return on average assets was .09% in 2004 compared to 1.29% in 2003. Our return on average stockholders' equity was 1.18% in 2004 compared to 19.08% in 2003. Our book value per common share at December 31, 2004 and 2003 was $5.31 and our tangible book value per common share at December 31, 2004 increased to $4.62 from $4.59 as of December 31, 2003. Average equity to average assets increased to 7.78% in 2004 from 6.74% in 2003.

     The decrease in net income for the year ended December 31, 2004 compared to the year ended December 31, 2003 is the result of a decline in our net interest margin and other noninterest income offset by a decline in the provision for loan losses and other noninterest expenses. These variations, which are primarily the result of the sale of our Emerald Coast branches, are more fully discussed in the following paragraphs.

     Net interest income is the difference between the income earned on interest-earning assets and interest expensed on interest-bearing liabilities used to support such assets. Net interest income decreased $4.7 million, or 11.0%, to $38.0 million for the year ended December 31, 2004, from $42.7 million for the year ended December 31, 2003. This was due to a decrease in interest income of $10.1 million, or 13.2%, offset by a decrease in total interest expense of $5.4 million, or 16.0%. This decrease in total interest income was primarily attributable to a $15.2 million, or 21.2%, decrease in interest income on loans which is the result of a $169 million decline in the average volume of our loan portfolio due to the sale of certain branches in 2003. This decrease was offset by a $5.2 million, or 140.7%, increase in interest income on taxable investment securities. Our average investment security portfolio increased $110.4 million, or 118.1%.

     The decline in total interest expense is primarily attributable to a 34-basis point decline in the average interest rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.56% for the year ended December 31, 2004 compared to 2.90% for the year ended December 31, 2003. This decline was due primarily to a decline in the average rates paid on FHLB advances and time deposits. Our net interest spread and net interest margin were 3.20% and 3.31%, respectively, for the year ended December 31, 2004, compared to 3.35% and 3.50%, respectively, for the year ended December 31, 2003.

     Our average interest-earning assets for the year ended December 31, 2004 decreased $71.4 million, or 5.8%, to $1.150 billion from $1.222 billion for the year ended December 31, 2003. This decline in our average interest-earning assets was due to the sale of our Emerald Coast branches in the third quarter of 2003. The ratio of our average interest-earning assets to average interest-bearing liabilities was 104.9% and 105.8% for the years ended December 31, 2004 and 2003, respectively. Our average interest-bearing assets produced a taxable equivalent yield of 5.76% for the year ended December 31, 2004 compared to 6.25% for the year ended December 31, 2003. The 49-basis point decline in the yield was partially offset by a 34-point basis decline in the average rate paid on interest-bearing liabilities.

     The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     The provision for loan losses was $975,000 for the year ended December 31, 2004 compared to $21.0 million in 2003. This decline in provision is the result of several factors, including the collection of certain classified loans totaling approximately $6.0 million in the first quarter of 2004; significant recoveries of charged-off loans totaling $3.7 million for 2004; adjustments to the risk factors related to 1-4 family residential loans in the second quarter of 2004; and a $101 million net increase in real estate construction loans,which carry a lower historical loss allocation. In addition, approximately 25% of our net loan growth for the year is related to a single credit with a very low risk rating that was originated in the second quarter and is fully secured by marketable securities. Also, nonperforming loans decreased significantly to .79% of loans at December 31, 2004 from 3.74% at December 31, 2003. During 2004, we had net charged-off loans totaling $13.6 million compared to net charged-off loans of $23.5 million for 2003. Approximately $6.9 million of loans charged off or partially charged off in the third quarter of 2004 were included as part of the loan sale in September 2004. The net amount of charged-off loans for 2004 was covered by specific and standard allocations of allowance for loan losses which had been provided in previous periods. The ratio of net charged-off loans to average loans was 1.52% for 2004 compared to 2.21% for 2003. The allowance for loan losses totaled $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004 compared to $25.2 million, or 2.94% of loans, net of unearned income, at December 31, 2003. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Noninterest income decreased $51.6 million, or 82.1%, to $11.3 million in 2004, from $62.9 million in 2003. This decrease is primarily due to the gains on sales of branches of $48.3 million in 2003 and was partially offset by a $739,000 gain we realized on the sale of our Morris branch during 2004. Income from mortgage banking operations for the year ended December 31, 2004 decreased $2.4 million, or 58.8%, to $1.7 million in 2004 from $4.1 million in 2003. Income from customer service charges and fees decreased $610,000, or 10.5%, to $5.2 million in 2004 from $5.8 million in 2003. Other noninterest income was $3.7 million, a decrease of $423,000, or 10.2%, from $4.2 million in 2003. The decline in service charges is related to the decline in deposit accounts, which resulted from the sale of certain branches during 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that occurred in 2004 and the sale of the Emerald Coast branches.

     We realized net losses on the sale or write-down of investment securities of $74,000 in 2004 compared to net gains of $588,000 in 2003. During the fourth quarter of 2004, we realized an "other-than-temporary" non-cash, non-operating impairment charge of $507,000 related to certain Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") preferred stock that we carry in our available-for-sale investment portfolio. The net effect of this impairment charge after tax is $320,000, or $.02 per common share. Because any unrealized losses on securities carried in the available-for-sale portfolio are recorded as other comprehensive losses approximately $250,000 of this loss, net of tax effect, had been charged to stockholders' equity in previous periods. These securities are high-yielding investment grade securities that are widely held by other financial institutions but in light of recent events at these agencies management has determined that these unrealized market losses are other-than-temporary under generally accepted accounting principles.

     Noninterest expense decreased $10.0 million, or 17.3%, to $47.9 million in 2004 from $57.9 million in 2003. Salaries and employee benefits decreased $6.0 million, or 20.3%, to $23.5 million in 2004 compared to $29.5 million in 2003 primarily due to the sale of certain branches during 2003. All other noninterest expenses decreased $3.7 million, or 14.6%, to $22.2 million from $25.9 million in 2003, primarily due to the sale of certain branches during 2003. During 2004, we incurred approximately $5.9 million in certain expenses which included $2.0 million related to increased foreclosure and repossession activity, $747,000 in valuation write-downs, $220,000 in net losses on sales of foreclosed property, $1.2 million in legal fees, $827,000 in audit and accounting fees and $1.0 million in FDIC premiums. Management does not expect these expenses to be at these levels in the future. We currently expect our FDIC premiums for the period ending December 31, 2005 to be approximately $480,000.

     Our income tax benefit was $796,000 in 2004 and our income tax expense was $9.2 million in 2003. The primary difference in the effective tax rate and the federal statutory rate of 34% for 2004 is due primarily to certain tax-exempt income and the recognition of rehabilitation tax credits of $725,000 generated from the restoration of our headquarters, the John A. Hand Building.

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

  Year Ended December 31, 2003, Compared with Year Ended December 31, 2002

     Our net income for the year ended December 31, 2003 was $17.5 million compared to a net loss of $(18.4) million for the year ended December 31, 2002. Our basic net income per common share was $.99 and diluted net income per common share was $.95 for the year ended December, 31 2003 compared to a net loss per common share of $(1.09) per share for the year ended December 31, 2002. Our return on average assets was 1.29% in 2003 compared to (1.36)% in 2002. Our return on average stockholders' equity increased to 19.08% in 2003 from (19.89)% in 2002. Our book value per common share at December 31, 2003 increased to $5.31 from $4.35 as of December 31, 2002 and our tangible book value per common share at December 31, 2003 increased to $4.59 from $3.59 as of December 31, 2002. Average equity to average assets decreased to 6.74% in 2003 from 6.83% in 2002.

     The growth in our net income for the year ended December 31, 2003 compared to the year ended December 31, 2002 is the result of a $48.3 million gain on the sale of branches and a decrease in loan loss provision, which was partially offset by an increase in noninterest expenses. Provision for loan losses decreased $30.9 million, or 59.6% from $51.9 million for the year ended December 31, 2002 to $21.0 million for the year ended December 31, 2003. Noninterest income, exclusive of the branch sales and the settlement of certain litigation, increased $551,000, or 3.9% from $14.0 million for the year ended December 31, 2002 to $14.6 million for the year ended December 31, 2003. Noninterest expense, exclusive of prepayment penalty on FHLB advances, increased $12.7 million, or 29.8%, from $42.7 million for the year ended December 31, 2002 to $55.4 million for the year ended December 31, 2003.

     Net interest income decreased $5.3 million, or 11.1%, to $42.7 million for the year ended December 31, 2003 from $48.0 million for the year ended December 31, 2002. This was due to a decrease in interest income of $12.3 million, or 13.9%, offset by a decrease in total interest expense of $7.0 million, or 17.3%. This decrease in total interest income was primarily attributable to a $13.0 million, or 15.4%, decrease in interest income on loans as a result of declining market interest rates, significant charged-off loans and a high level of nonperforming loans.

     The decline in total interest expense is primarily attributable to a 63-basis point decline in the average interest rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.90% for the year ended December 31, 2003 compared to 3.53% for the year ended December 2002. Our net interest spread and net interest margin were 3.35% and 3.50%, respectively, for the year ended December 31, 2003 compared to 3.70% and 3.93%, respectively, for the year ended December 31, 2002.

     Our average interest-earning assets for the year ended December 31, 2003 decreased $5.0 million, or 0.4%, to $1.222 billion from $1.227 billion for the year ended December 31, 2002. This decline in our average interest-earning assets was due to the sale of our Emerald Coast branches in the third quarter of 2003. The ratio of our average interest-earning assets to average interest-bearing liabilities was 105.8% and 107.0% for the years ended December 31, 2003 and 2002, respectively. Our average interest-bearing assets produced a taxable equivalent yield of 6.25% for the year ended December 31, 2003 compared to 7.23% for the year ended December 31, 2002. The 98-basis point decline in the yield was partially offset by a 63-point basis decline in the average rate paid on interest-bearing liabilities.

     The provision for loan losses was $21.0 million for the year ended December 31, 2003 compared to $51.9 million in 2002. During 2003, $16.4 million, or 78.1%, of the provision for loan losses was attributable to four of our bank groups: the Bristol bank group's provision was $8.2 million; the Albertville bank's group's provision was $2.1 million; the Andalusia bank group's provision was $4.3 million and the Huntsville bank group's provision was $1.8 million. In the third and fourth quarters of 2003, approximately $13.2 million (before writedowns) in Bristol relationships filed Chapter 11 bankruptcy. This resulted in increased charge-offs and additional provision for loan losses in these quarters. Net charge-offs decreased $14.2 million, from $37.7 million in 2002 to $23.5 million in 2003. Net charge-offs, as a percentage of the provision for loan losses, were 111.9% in 2003 compared to 72.7% in 2002. During 2003, $20.0 million of charged-off loans, or 81.6% of total charged-off loans were attributable to the same four bank groups: the Bristol bank group contributed approximately $12.1 million to total charge-offs during 2003; the Albertville bank group contributed approximately $3.2 million; the Andalusia bank group contributed approximately $2.1 million and the Huntsville bank group contributed approximately $2.6 million. After provisions and charge-offs, the allowance for loan losses was 2.94% of loans, net of unearned income, at December 31, 2003 compared to 2.44% at December 31, 2002. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Non-interest income increased $47.7 million, or 315.6%, to $62.8 million in 2003, from $15.1 million in 2002. This increase includes gains on sales of branches of $48.3 million in 2003. Income from mortgage banking operations for the year ended December 31, 2003 increased $781,000, or 24%, to $4.0 million in 2003, from $3.3 million in 2002. Income from customer service charges and fees remained constant at $5.8 million in 2003 and 2002. Other non-interest income was $4.2 million, a decrease of $157,000, or 3.6%, from $4.3 million in 2002.

     Noninterest expense increased $15.2 million, or 35.8%, to $57.9 million in 2003 from $42.7 million in 2002. Salaries and employee benefits increased $6.0 million, or 25.4%, to $29.5 million in 2003 compared to $23.5 million in 2002. In addition to normal merit raises, the increase in salaries and benefits related primarily to the accrual of employee bonuses of $1.9 million and a $1.9 million liability adjustment related to certain deferred compensation plans (See
Note 12 to the consolidated financial statements).

     All other noninterest expenses increased $9.3 million, or 48%, to $28.5 million from $19.2 million in 2002. Other noninterest expenses increased during 2003 primarily as a result of a prepayment penalty on FHLB advances, an increase in our FDIC premiums, a loss on the sale of our former Huntsville and Port St. Joe branch buildings, one-time expenses related to the relocation of our data processing center to our corporate headquarters, an increase in professional fees and losses on other real estate. Our bank subsidiary was assessed a $725,000 quarterly FDIC deposit insurance premium for the third quarter of 2003 which increased to $880,000 during the fourth quarter of 2003. Our assessment for the first quarter of 2004 was lowered to $417,000.

     In connection with the sale of our Emerald Coast branches our full-time equivalent ("FTE") employee count went down by approximately 66. We instituted other staff reductions of approximately 50 FTE employees that were completed during the fourth quarter of 2003, reducing the overall staff from 443 FTE employees at June 30, 2003 to 376 FTE employees as of December 31, 2003. The staff reductions were in the areas of tellers, processors and other administrative support. During this same period, we increased staff in the centralized risk management areas of Loan Administration Services, Internal Audit, Special Assets, Compliance and Security.

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

     Average Balances, Income, Expenses and Rates. The following tables depict, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2004                              2003                              2002
                              -------------------------------   -------------------------------   -------------------------------
                                           INTEREST   AVERAGE                INTEREST   AVERAGE                INTEREST   AVERAGE
                               AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/
                               BALANCE       PAID      RATE      BALANCE       PAID      RATE      BALANCE       PAID      RATE
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
                                                                            ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1)...............  $  894,406   $56,184     6.28%    $1,063,451   $71,335     6.71%    $1,124,977   $84,337     7.50%
  Investment securities
    Taxable.................     203,996     8,897     4.36         93,523     3,696     3.95         55,312     2,857     5.17
    Tax-exempt(2)...........       3,868       217     5.61          4,045       280     6.93          8,036       594     7.39
                              ----------   -------              ----------   -------              ----------   -------
        Total investment
          securities........     207,864     9,114     4.38         97,568     3,976     4.08         63,348     3,451     5.45
    Federal funds sold......      15,454       202     1.31         27,375       298     1.09         21,047       350     1.66
    Other investments.......      32,637       734     2.25         33,373       699     2.09         17,373       612     3.25
                              ----------   -------              ----------   -------              ----------   -------
        Total
          interest-earning
          assets............   1,150,361    66,234     5.76      1,221,767    76,308     6.25      1,226,745    88,750     7.23
Noninterest-earning assets:
  Cash and due from banks...      26,238                            33,508                            30,161
  Premises and equipment....      58,535                            58,857                            55,770
  Accrued interest and other
    assets..................      81,970                            75,279                            57,071
  Allowance for loan
    losses..................     (20,530)                          (28,395)                          (14,314)
                              ----------                        ----------                        ----------
        Total assets........  $1,296,574                        $1,361,016                        $1,355,433
                              ==========                        ==========                        ==========

                                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Demand deposits...........  $  262,346   $ 3,225     1.23%    $  277,326   $ 2,651      .96%    $  276,522   $ 3,308     1.20%
  Savings deposits..........      29,383        48     0.16         34,809       100      .29         36,765       247     0.67
  Time deposits.............     590,070    15,915     2.70        638,555    19,617     3.07        648,195    25,721     3.97
  Other borrowings..........     183,052     6,356     3.47        171,948     8,597     5.00        152,618     8,626     5.65
  Subordinated debentures...      31,959     2,579     8.07         31,959     2,522     7.89         31,959     2,608     8.16
                              ----------   -------              ----------   -------              ----------   -------
        Total
          interest-bearing
          liabilities.......   1,096,810    28,123     2.56      1,154,597    33,487     2.90      1,146,059    40,510     3.53
Noninterest-bearing
  liabilities:
  Demand deposits...........      88,695                           105,482                           106,320
  Accrued interest and other
    liabilities.............      10,154                             9,219                            10,521
                              ----------                        ----------                        ----------
        Total liabilities...   1,195,659                         1,269,298                         1,262,900
  Stockholders' equity......     100,915                            91,718                            92,533
                              ----------                        ----------                        ----------
        Total liabilities
          and stockholders'
          equity............  $1,296,574                        $1,361,016                        $1,355,433
                              ==========                        ==========                        ==========
Net interest income/net
  interest spread...........                38,111     3.20%                  42,821     3.35%                  48,240     3.70%
                                                       ====                              ====                              ====
Net yield on earning
  assets....................                           3.31%                             3.50%                             3.93%
                                                       ====                              ====                              ====
Taxable equivalent
  adjustment:
  Investment
    securities(2)...........                    74                                95                               202
                                           -------                           -------                           -------
        Net interest
          income............               $38,037                           $42,726                           $48,038
                                           =======                           =======                           =======

---------------

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2004 and 2003.

                                                     YEAR ENDED DECEMBER 31(1)
                                  ----------------------------------------------------------------
                                           2004 VS 2003                      2003 VS 2002
                                  -------------------------------   ------------------------------
                                                 CHANGES DUE TO                   CHANGES DUE TO
                                   INCREASE    ------------------    INCREASE    -----------------
                                  (DECREASE)    RATE      VOLUME    (DECREASE)    RATE     VOLUME
                                  ----------   -------   --------   ----------   -------   -------
                                                       (DOLLARS IN THOUSANDS)
Income from earning assets:
  Interest and fees on loans....   $(15,151)   $(4,353)  $(10,798)   $(13,002)   $(8,559)  $(4,443)
  Interest on securities:
     Taxable....................      5,201        420      4,781         839       (792)    1,631
     Tax-exempt.................        (63)       (52)       (11)       (314)       (35)     (279)
  Interest on federal funds.....        (96)        52       (148)        (52)      (140)       88
  Interest on other
     investments................         35         51        (16)         87       (318)      405
                                   --------    -------   --------    --------    -------   -------
          Total interest
            income..............    (10,074)    (3,882)    (6,192)    (12,442)    (9,844)   (2,598)
                                   --------    -------   --------    --------    -------   -------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits...        574        723       (149)       (657)      (667)       10
  Interest on savings
     deposits...................        (52)       (39)       (13)       (147)      (134)      (13)
  Interest on time deposits.....     (3,702)    (2,271)    (1,431)     (6,104)    (5,728)     (376)
  Interest on other
     borrowings.................     (2,241)    (2,768)       527         (29)    (1,053)    1,024
  Interest on subordinated
     debentures.................         57         57         --         (86)       (86)       --
                                   --------    -------   --------    --------    -------   -------
          Total interest
            expense.............     (5,364)    (4,298)    (1,066)     (7,023)    (7,668)      645
                                   --------    -------   --------    --------    -------   -------
          Net interest income...   $ (4,710)   $   414   $ (5,126)   $ (5,419)   $(2,176)  $(3,243)
                                   ========    =======   ========    ========    =======   =======

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

     We evaluate interest rate sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing and off-balance sheet commitments in order to moderate interest rate sensitivity risk. We use computer simulations to measure the net interest income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net interest income over specified periods of time.

     The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. In general, management's strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee, which is composed of our head of asset/liability management and other senior officers, in accordance with policies approved by the board of directors. Our internal Asset/Liability Committee meets weekly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to purchase and sale activity, and maturities of investments and borrowings. This committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to the full board of directors of The Bank.

     One of the primary goals of our committee is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. These duration adjustments can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets or liabilities through the use of interest rate contracts, such as interest rate swaps, caps and floors. The recent rate cycle has included rates at a 50-year low. This in turn has caused many managers to allow liquidity to increase, and thus decrease earnings, or alternatively, to manage to management's expectation for earnings and duration over the term of the cycle. We chose the latter and sought to maximize investment earnings during this cycle while managing our 1-4 family residential portfolio to achieve maximum earnings in a rising rate cycle with a shorter average maturity than many of our peers. Our current strategy is to hedge externally through the use of non-core deposits and other liabilities that have priced favorably to typical core related deposits. Going forward, our focus will return to core funding as interest rates are expected to rise.

     During the next twelve months, approximately $101 million more interest-earning assets than interest-bearing liabilities can reprice to current market rates. As a result, the one-year cumulative gap (the ratio of rate-sensitive assets to rate-sensitive liabilities) at December 31, 2004, was 1.14%, indicating an asset-sensitive position. For the period ending December 31, 2004, our interest rate risk model, which relies on management's growth assumptions, indicates that projected net interest income will increase on an annual basis by 9.5%, or approximately $4.4 million, assuming an instantaneous increase in interest rates of 200 basis points. Assuming an instantaneous decrease of 200 basis points, projected net interest income is expected to decrease on an annual basis by 14.1%, or approximately $6.6 million. The effect on net interest income produced by these scenarios is within our asset and liability management policy in the rising rate scenario, but outside our asset liability policy in the falling rate scenario. Our policy allows the level of interest rate sensitivity to affect net interest income plus or minus 10%. However, we do not expect rates to decline 200 basis points in the next twelve months.

     Our board has authorized the Asset/Liability Management Committee to utilize financial futures, forward sales, options and interest rate swaps, caps and floors, and other instruments to the extent necessary, in accordance with Federal Reserve Board regulations and our internal policy. We expect that financial futures, forward sales and options will be primarily used in hedging mortgage-banking products, and interest rate swaps, caps and floors will be used as macro hedges against our securities, our loan portfolios and our liabilities.

     We recognize that positions for hedging purposes are primarily a function of three main areas of risk exposure: (1) mismatches between assets and liabilities; (2) prepayment and other option-type risks embedded in our assets, liabilities and off-balance sheet instruments; and (3) the mismatched commitments for mortgages and funding sources. We will engage in only the following types of hedges: (1) those which synthetically alter the maturities or repricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the interest rate risk exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio or liabilities and thus help us to match the effective maturities of the assets and liabilities.

     The primary derivative instrument we use is the interest rate swap. An interest rate swap allows one party to swap a fixed rate to another party for a floating rate or vice-versa. The amount of the swap is based on a "notional amount." We most commonly use swap transactions in concert with issuing long-term, fixed rate, callable certificates of deposit. The CD's call features allow flexibility in liquidity management. The swaps convert the CD's to relatively low-cost, floating rate funding.

     As of December 31, 2004, we had outstanding interest rate swaps with a notional amount of $36.5 million. These consisted of nine interest rate swaps to hedge the fair value of fixed-rate, callable consumer certificates of deposits. These hedges were deemed by our management to be structured as a perfect hedge and as such were treated with the short-cut method of accounting under SFAS Statement No. 133.

     We attempt to manage the one-year gap position as close to even as possible. This helps us to avoid wide variances in the event of a rapid change in our interest rate environment. Also, certain products that are classified as being rate-sensitive do not reprice on a contractual basis. These products include regular savings accounts, interest-bearing transaction accounts, money market accounts and NOW accounts. The rates paid on these accounts are typically not related directly to market interest rates, and management exercises some discretion in adjusting these rates as market rates change. In the event of a rapid shift in interest rates, management would attempt to take certain actions to mitigate the negative impact to net interest income. These actions include, but are not limited to, restructuring of interest-earning assets, seeking alternative funding sources and entering into interest rate swap agreements.

     Although the interest rate sensitivity gap is a useful measurement that contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on our economic value of equity ("EVE"). EVE is defined as the net present value of our balance sheet's cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet's existing earnings capacity. The greater the EVE, the greater our earnings capacity. The following table sets forth our EVE as of December 31, 2004:

                                                                          CHANGE
                                                                    ------------------
CHANGE (IN BASIS POINTS) IN INTEREST RATES                 EVE       AMOUNT    PERCENT
------------------------------------------               --------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
+ 200 BP...............................................  $153,389   $ 11,528     8.13%
+ 100 BP...............................................   148,833      6,972     4.91
0 BP...................................................   141,861         --       --
- 100 BP...............................................   131,126    (10,735)   (7.57)
- 200 BP...............................................   109,222    (32,639)  (23.01)

     The above table is based on a prime rate of 5.25% and assumes an instantaneous uniform change in interest rates at all maturities.

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

     We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

     The following tables summarize these relationships by contractual cash obligations and commercial commitments:

                                                      PAYMENTS DUE BY PERIOD
                                   ------------------------------------------------------------
                                              LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                    TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                   --------   ---------   -----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Advances from FHLB(1)............  $156,090    $25,000      $35,250      $32,500      $63,340
Operating leases(2)..............     1,878        411          745          152          570
Note payable(3)..................     3,965      2,460          420          420          665
Repurchase agreements(4).........    49,456     42,456        7,000           --           --
Junior subordinated debentures
  owed to unconsolidated
  trusts(5)......................    31,959         --           --           --       31,959
Employment separation
  agreements(6)..................     9,263      5,323        3,940           --           --
                                   --------    -------      -------      -------      -------
          Total Contractual Cash
            Obligations..........  $252,611    $75,650      $47,355      $33,072      $96,534
                                   ========    =======      =======      =======      =======

---------------

(1) See Note 7 to the Consolidated Financial Statements.
(2) See Note 5 to the Consolidated Financial Statements.
(3) See Note 9 to the Consolidated Financial Statements.
(4) See Note 8 to the Consolidated Financial Statements
(5) See Note 10 to the Consolidated Financial Statements.
(6) See Note 24 to the Consolidated Financial Statements.

                                                         PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------
                                                 LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                       TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                      --------   ---------   -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
COMMERCIAL COMMITMENTS
Commitments to extend credit(1).....  $135,347   $101,358      $31,828       $2,136        $25
Standby letters of credit(1)........    24,407     17,710        6,697           --         --
                                      --------   --------      -------       ------        ---
          Total Commercial
            Commitments.............  $159,754   $119,068      $38,525       $2,136        $25
                                      ========   ========      =======       ======        ===

---------------

(1) See Note 15 to the Consolidated Financial Statements.

     In addition, the FHLB has issued for our banking subsidiary's benefit a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2006 upon sixty days' prior notice; otherwise, it automatically extends for a successive one-year term.

FINANCIAL CONDITION

     Our total assets were $1.423 billion at December 31, 2004, an increase of $251 million, or 21.5% from $1.172 billion as of December 31, 2003. Our average total assets for 2004 were $1.297 billion, which was supported by average total liabilities of $1.196 billion and average total stockholders' equity of $101 million.

     Loans, net of unearned income. Our loans, net of unearned income, totaled $935 million at December 31, 2004, an increase of 9.1%, or $78 million from $857 million at December 31, 2003. Mortgage loans held for sale totaled $8.1 million at December 31, 2004, an increase of $1.7 million from $6.4 million at December 31, 2003. Average loans, including mortgage loans held for sale, totaled $894 million for 2004 compared to $1.063 billion for 2003. The decrease in average loan volume from 2003 to 2004 is attributable to the sale of certain branches in 2003. Loans, net of unearned income, comprised 73.4% of interest-earning assets at December 31, 2004, compared to 83.6% at December 31, 2003. Mortgage loans held for sale comprised .64% of interest-earning assets at December 31, 2004, compared to .62% at December 31, 2003. The average yield of the loan portfolio was 6.28%, 6.71% and 7.50% for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in average yield is primarily the result of a general decline in market rates.

     The following table details the distribution of our loan portfolio by category for the periods presented:

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                         DECEMBER 31,
                                   --------------------------------------------------------
                                     2004       2003        2002         2001        2000
                                   --------   --------   ----------   ----------   --------
                                                    (DOLLARS IN THOUSANDS)
Commercial and industrial........  $131,979   $142,072   $  213,210   $  194,609   $200,734
Real estate -- construction and
  land development...............   249,188    147,917      212,818      225,654    124,045
Real estate -- mortgages
  Single-family..................   250,718    231,064      272,899      241,517    229,067
  Commercial.....................   242,279    250,032      340,998      210,644    158,258
  Other..........................    25,745     31,645       14,581       32,427     14,774
Consumer.........................    28,431     46,201       79,398       92,655     78,094
Other............................     8,045      8,923        5,931        2,556      3,993
                                   --------   --------   ----------   ----------   --------
          Total loans............   936,385    857,854    1,139,835    1,000,062    808,965
Unearned income..................    (1,517)      (913)      (1,298)        (906)      (820)
Allowance for loan losses........   (12,543)   (25,174)     (27,766)     (12,546)    (8,959)
                                   --------   --------   ----------   ----------   --------
          Net loans..............  $922,325   $831,767   $1,110,771   $  986,610   $799,186
                                   ========   ========   ==========   ==========   ========

     The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2004. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                 RATE STRUCTURE FOR LOANS
                                                                                  MATURING OVER ONE YEAR
                                       OVER ONE YEAR                          -------------------------------
                            ONE YEAR   THROUGH FIVE    OVER FIVE              PREDETERMINED     FLOATING OR
                            OR LESS        YEARS         YEARS      TOTAL     INTEREST RATE   ADJUSTABLE RATE
                            --------   -------------   ---------   --------   -------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
Commercial and
  industrial..............  $ 86,276     $ 41,312      $  4,391    $131,979     $ 28,655         $ 17,048
Real
  estate -- construction
  and land development....   141,719      102,326         5,143     249,188       31,987           75,482
Real estate -- mortgages
  Single-family...........    22,865       49,712       178,141     250,718       59,566          168,287
  Commercial..............    64,409      142,358        35,512     242,279       82,202           95,668
  Other...................     5,328       17,925         2,492      25,745        9,556           10,861
Consumer..................     9,784       18,213           434      28,431       18,344              303
Other.....................     6,053        1,621           371       8,045          995              997
                            --------     --------      --------    --------     --------         --------
          Total loans.....  $336,434     $373,467      $226,484    $936,385     $231,305         $368,646
                            ========     ========      ========    ========     ========         ========
Percent to total loans....   35.9%       39.9%          24.2%       100.0%      24.7%            39.4%
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

     The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages (5%, Special Mention; 15%, Substandard; 50%, Doubtful; 100% Loss) are applied to these categories to estimate the amount of loan loss allowance required, adjusted for previously mentioned risk factors.

     Pursuant to SFAS Statement No. 114, impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

     Reserve percentages assigned to pass rated homogeneous loans are based on historical charge-off experience adjusted for current trends in the portfolio and other risk factors.

     As stated above, risk ratings are subject to independent review by our loan review function, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have also established a centralized loan administration services department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

     We historically have allocated our allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio. This allocation is made for estimation purposes only and is not necessarily indicative of the allocation between categories in which future losses may occur.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                        DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                   2004                 2003                 2002                 2001                2000
                            ------------------   ------------------   ------------------   ------------------   -----------------
                                      PERCENT              PERCENT              PERCENT              PERCENT             PERCENT
                                      OF LOANS             OF LOANS             OF LOANS             OF LOANS            OF LOANS
                                      IN EACH              IN EACH              IN EACH              IN EACH             IN EACH
                                      CATEGORY             CATEGORY             CATEGORY             CATEGORY            CATEGORY
                                      TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL            TO TOTAL
                            AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT    LOANS
                            -------   --------   -------   --------   -------   --------   -------   --------   ------   --------
                                                                   (DOLLARS IN THOUSANDS)
Commercial and
  industrial..............  $ 3,736     14.1%    $10,110     16.6%    $10,056     18.7%    $ 6,536     19.5%    $5,689     24.8%
Real
  estate -- construction
  and land development....    1,009     26.6       1,099     17.2       1,317     18.7         919     22.5       392      15.3
Real estate -- mortgages
  Single-family...........    1,582     26.8       4,538     26.9       3,636     23.9       1,273     24.2       916      28.3
  Commercial..............    4,594     25.9       7,613     29.1      10,174     29.9       1,315     21.1        --      19.6
  Other...................      257      2.7         320      3.7         396      1.3         333      3.2        --       1.8
Consumer..................    1,336      3.0       1,374      5.4       2,075      6.9       2,129      9.2     1,822       9.7
Other.....................       29       .9         120      1.1         112      0.6          41       .3        50       0.5
Unallocated...............       --       --          --       --          --       --          --       --        90        --
                            -------    -----     -------    -----     -------    -----     -------    -----     ------    -----
                            $12,543    100.0%    $25,174    100.0%    $27,766    100.0%    $12,546    100.0%    $8,959    100.0%
                            =======    =====     =======    =====     =======    =====     =======    =====     ======    =====

     The allowance as a percentage of loans, net of unearned income, at December 31, 2004 was 1.34% compared to 2.94% as of December 31, 2003. The allowance for loan losses as a percentage of loans, net of unearned income, declined primarily due to $6.9 million of loans charged off or partially charged off in the third quarter of 2004 that were included as part of the loan sale. The allowance related to these loans had been provided for in previous periods. Net charge-offs decreased $9.9 million, from $23.5 million in 2003 to $13.6 million in 2004. Net charge-offs of commercial loans decreased $4.1 million, from $10.3 million in 2003 to $6.2 million in 2004. Net charge-offs of real estate loans decreased $3.5 million, from $9.9 million in 2003 to $6.4 million in 2004. Net charge-offs of consumer loans decreased $1.5 million, from $2.8 million in 2003 to $1.3 million in 2004. Net charge-offs as a percentage of the allowance for loan losses were 108.47% in 2004, up from 93.21% in 2003.

     The allowance for loan losses as a percentage of nonperforming loans increased to 169.36% at December 31, 2004 from 78.59% at December 31, 2003 due to a decrease in nonperforming loans of $24.6 million which is primarily due to the third quarter loan sale. Approximately $2.0 million in allowance for loan losses has been allocated to nonperforming loans as of December 31, 2004. As of December 31, 2004, nonperforming loans totaled $7.4 million, which $4.7 million, or 63.5%, was loans secured by real estate compared to $19.7 million, or 61.6%, as of December 31, 2003. Of the $2.0 million in allowance for loan losses allocated to nonperforming loans, $1.1 million is attributable to these real estate loans, with the remaining $892,000 allocated to remaining nonperforming loans, which consist primarily of commercial loans. (See "Nonperforming Loans").

     The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                     YEAR
                                           --------------------------------------------------------
                                             2004        2003         2002        2001       2000
                                           --------   ----------   ----------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year...................................  $ 25,174   $   27,266   $   12,546   $  8,959   $  8,065
Allowance of (branches sold) acquired
  bank...................................        --         (102)       1,059         --         --
Charge-offs:
  Commercial and industrial..............     7,690       10,823       25,162      2,415      3,133
  Real estate -- construction and land
     development.........................       765          630        1,704         48        524
  Real estate -- mortgages
     Single-family.......................     1,012        1,505        2,608        184        223
     Commercial..........................     5,820        6,696        6,140        130          9
     Other...............................        86        1,187          141         20         --
  Consumer...............................     1,881        3,092        2,343      1,517        726
  Other..................................        87          517           --         --         --
                                           --------   ----------   ----------   --------   --------
          Total charge-offs..............    17,341       24,450       38,098      4,314      4,615
Recoveries:
  Commercial and industrial..............     1,468          554           93         65        193
  Real estate -- construction and land
     development.........................         4           23           14         65         --
  Real estate -- mortgages
     Single-family.......................       470           23           23         --         83
     Commercial..........................       737           49           --         27          4
     Other...............................        97           48           38         --         --
  Consumer...............................       549          282          239        290        268
  Other..................................       410            6           --         --         --
                                           --------   ----------   ----------   --------   --------
          Total recoveries...............     3,735          985          407        447        548
                                           --------   ----------   ----------   --------   --------
Net charge-offs..........................    13,606       23,465       37,691      3,867      4,067
Provision for loan losses................       975       20,975       51,852      7,454      4,961
                                           --------   ----------   ----------   --------   --------
Allowance for loan losses at end of
  year...................................  $ 12,543   $   25,174   $   27,766   $ 12,546   $  8,959
                                           ========   ==========   ==========   ========   ========
Loans at end of period, net of unearned
  income.................................  $934,868   $  856,941   $1,138,537   $999,156   $808,145
Average loans, net of unearned income....   894,406    1,063,451    1,124,977    914,006    710,414
Ratio of ending allowance to ending
  loans..................................      1.34%        2.94%        2.44%      1.26%      1.11%
Ratio of net charge-offs to average
  loans..................................      1.52         2.21         3.35        .42       0.57
Net charge-offs as a percentage of:
  Provision for loan losses..............   1395.49       111.87        72.69      51.88      81.98
  Allowance for loan losses..............    108.47        93.21       135.74      30.82      45.40
Allowance for loan losses as a percentage
  of nonperforming loans.................    169.36        78.59       105.00     100.99      90.85

     Nonperforming Assets. Nonperforming assets decreased $25.6 million, to $12.4 million as of December 31, 2004 from $38.0 million as of December 31, 2003, primarily due to the third quarter loan sale. As a percentage of net loans, nonperforming assets decreased from 4.41% at December 31, 2003 to 1.32% at December 31, 2004. The following table represents our nonperforming assets for the dates shown.

                              NONPERFORMING ASSETS

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2004      2003      2002      2001      2000
                                                   -------   -------   -------   -------   -------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual.......................................  $ 6,344   $29,630   $24,715   $ 7,941   $ 9,340
Accruing loans 90 days or more delinquent........      431     1,438     1,729     4,482       334
Restructured.....................................      631       966        --        --       187
                                                   -------   -------   -------   -------   -------
          Total Nonperforming loans..............    7,406    32,034    26,444    12,423     9,861
Other real estate owned..........................    4,906     5,806     2,360     4,264     3,172
Repossessed assets...............................      103       219       102       382       955
                                                   -------   -------   -------   -------   -------
          Total Nonperforming assets.............  $12,415   $38,059   $28,906   $17,069   $13,988
                                                   =======   =======   =======   =======   =======
Nonperforming loans as a percent of loans........     .79%     3.74%     2.32%     1.24%     1.22%
                                                   =======   =======   =======   =======   =======
Nonperforming assets as a percent of loans plus
  nonperforming assets...........................    1.32%     4.41%     2.53%     1.70%     1.72%
                                                   =======   =======   =======   =======   =======

     The following is a summary of nonperforming loans by category for the dates shown:

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      2004     2003      2002      2001      2000
                                                     ------   -------   -------   -------   ------
                                                                (DOLLARS IN THOUSANDS)
Commercial and industrial..........................  $2,445   $11,621   $ 9,661   $ 3,078   $6,580
Real estate -- construction and land development...     187     1,735     2,226     2,895      867
Real estate -- mortgages
  Single-family....................................   2,060     5,472     3,672     3,089      551
  Commercial.......................................   2,273    12,378     8,434     2,400    1,284
  Other............................................     183       162       888       145       --
Consumer...........................................     250       465     1,548       669      389
Other..............................................       8       201        15       147      190
                                                     ------   -------   -------   -------   ------
          Total nonperforming loans................  $7,406   $32,034   $26,444   $12,423   $9,861
                                                     ======   =======   =======   =======   ======

     A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on non-accrual status, all interest which has been accrued on the loan during the current period but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.

     In January of 2004, we transferred the majority of our nonperforming loans and approximately $7.0 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred with the related allowance for loan loss of $9.8 million. As of December 31, 2004, the balance of these loans totaled only $4.2 million. In September 2004 our banking subsidiary sold approximately $32 million, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans, resulting in a pre-tax loss of $2.3 million. Prior to the sale, approximately $6.9 million related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6.9 million in allowance for loan losses associated with these loans had been provided in previous periods.

     Impaired Loans. At December 31, 2004, our recorded investment in impaired loans under FAS 114 totaled $5.1 million, a decrease of $20.3 million from $25.4 million at December 31, 2003. Of this $20.3 million decrease, $17.6 million was attributable to third quarter loan sale. $2.2 million, or 43% of our impaired loans, are in the special assets group along with $884,000 in allocated allowance for loan losses. A significant portion of the remaining $2.9 million is concentrated in three of our banking groups (Albertville -- $764,000, Bristol -- $587,000, and Andalusia -- $660,000), with approximately $801,000 specifically allocated to these loans, providing 39% coverage. We have approximately $125,000 in commitments to loan additional funds to the borrowers whose loans are impaired. $2.8 million, or 54%, of the $5.1 million in impaired loans are secured by real estate.

     The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2004 and 2003:

                                                       DECEMBER 31, 2004         DECEMBER 31, 2003
                                                    -----------------------   -----------------------
                                                    OUTSTANDING   SPECIFIC    OUTSTANDING   SPECIFIC
                                                      BALANCE     ALLOWANCE     BALANCE     ALLOWANCE
                                                    -----------   ---------   -----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Commercial and industrial.........................    $2,338       $1,077       $10,732      $3,881
Real estate -- construction and land
  development.....................................       217           81         1,666         292
Real estate -- mortgages
  Commercial......................................     2,413          813        12,800       3,489
  Other...........................................       162           24           202           4
                                                      ------       ------       -------      ------
     Total........................................    $5,130       $1,995       $25,400      $7,666
                                                      ======       ======       =======      ======

     Potential Problem Loans. In addition to nonperforming loans, management has identified $2.4 million in potential problem loans as of December 31, 2004. Potential problem loans decreased $300,000 from $2.7 million as of December 31, 2003. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Overall, $1.7 million, or 72%, is secured by real estate, of which $548,000 is secured by 1-4 family residential real estate. Our special assets group is involved in many of these loans, and management is working closely with these customers to prevent these loans from migrating into nonperforming status. We have allocated $277,000 in allowance for loan losses to absorb potential losses on these loans.

     Investment Securities. The investment securities portfolio comprised 22.8% of our total interest-earning assets as of December 31, 2004. Total securities averaged $207.9 million in 2004, compared to $97.6 million in 2003 and $63.3 million in 2002. The investment securities portfolio produced average taxable equivalent yields of 4.38%, 4.08% and 5.45% for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, our investment securities portfolio had an amortized cost of $290.1 million and an estimated fair value of $288.3 million.

     During 2004 we had sufficient capital to support some leveraging strategies to produce income, minimize duration risk and produce liquidity for future loan demand. Using a target yield of 4.0% to achieve our goals and expecting a slow-rising interest rate environment, we believed the risk was manageable. (See "Market Risk -- Interest Rate Sensitivity.") As noted above, our investment portfolio had dropped significantly in average yield from 5.45% in 2002 to a low of 4.08% in 2003.

     Our leverage strategies included the use of repurchase agreements and brokered funding. The average rate for 2004 on our repurchase agreements was 2.11% and the average rate on our brokered deposits was 2.40%. Our investment portfolio produced an average yield of 4.38% for 2004 and had a weighted average yield of 4.62% as of December 31, 2004.

     The following table sets forth the amortized costs of the securities we held at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  HELD TO MATURITY          AVAILABLE FOR SALE
                                                --------------------   -----------------------------
                                                2004   2003    2002      2004       2003      2002
                                                ----   ----   ------   --------   --------   -------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies....................  $--    $--    $   --   $180,717   $ 72,261   $16,769
State and political subdivisions..............   --     --        --      7,195      1,947     8,654
Mortgage-backed securities....................   --     --        --     61,241     42,452    32,706
Other securities..............................   --     --     1,996     40,978     25,240    12,082
                                                ---    ---    ------   --------   --------   -------
          Total investment securities.........  $--    $--    $1,996   $290,131   $141,900   $70,211
                                                ===    ===    ======   ========   ========   =======

     The following table shows the scheduled maturities and average yields of securities held at December 31, 2004.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                              MATURING
                                      -----------------------------------------------------------------------------------------
                                                        AFTER ONE BUT
                                        WITHIN ONE       WITHIN FIVE      AFTER FIVE BUT         AFTER
                                           YEAR             YEARS        WITHIN TEN YEARS      TEN YEARS            TOTAL
                                      --------------   ---------------   ----------------   ----------------   ----------------
                                      AMOUNT   YIELD   AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                                      ------   -----   -------   -----   --------   -----   --------   -----   --------   -----
                                                                       (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and agencies........   $--       --%   $63,082   3.99%   $ 73,410   4.84%   $ 44,225   5.24%   $180,717   4.64%
  State and political subdivision...    --       --      1,482   2.65       2,005   3.97       3,708   4.52       7,195   3.98
  Mortgage-backed securities........    97     5.08         89   7.70      37,549   3.78      23,506   4.39      61,241   4.02
  Other securities..................    --       --        829   4.39       6,182   5.56      33,967   5.52      40,978   5.50
                                       ---     ----    -------   ----    --------   ----    --------   ----    --------   ----
        Total.......................   $97     5.08%   $65,482   3.97%   $119,146   4.53%   $105,406   5.11%   $290,131   4.62%
                                       ===     ====    =======   ====    ========   ====    ========   ====    ========   ====

     Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $2.4 million, or 5.5%, to $45.9 million at December 31, 2004 from $43.5 million at December 31, 2003. At December 31, 2004, our short-term liquid assets comprised 3.2% of total assets, compared to 3.7% at December 31, 2003. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

     Deposits. Noninterest-bearing deposits totaled $89.5 million at December 31, 2004, an increase of 3.9%, or $3.4 million from $86.1 million at December 31, 2003. Noninterest-bearing deposits comprised 8.39% of total deposits at December 31, 2004, compared to 9.67% at December 31, 2003. $65.2 million, or 72.8% of total noninterest-bearing deposits, were in our Alabama branches while $24.3 million, or 27.2%, were in our Florida branches.

     Interest-bearing deposits totaled $978 million at December 31, 2004, an increase of 21.6%, or $174 million, from $804 million at December 31, 2003. Interest-bearing deposits averaged $882 million in 2004 compared to $951 million in 2003, a decrease of $69 million, or 7.2%. The decline in our average interest-bearing deposits is due to the sale of certain branches in 2003.

     The average rate paid on all interest-bearing deposits during 2004 was 2.18% compared to 2.35% in 2003. Of total interest-bearing deposits, $741 million, or 75.8%, were in the Alabama branches while $237 million, or 24.2%, were in the Florida branches.

     The following table sets forth our average deposits by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                              AVERAGE FOR THE YEAR
                                   ---------------------------------------------------------------------------
                                            2004                      2003                      2002
                                   -----------------------   -----------------------   -----------------------
                                     AVERAGE                   AVERAGE                   AVERAGE
                                     AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                                   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                                   -----------   ---------   -----------   ---------   -----------   ---------
                                                             (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits.......................   $ 88,695         --%     $  105,482        --%     $  106,320        --%
Interest-bearing demand
  deposits.......................    262,346       1.23         277,326       .96         276,522      1.20
Savings deposits.................     29,383        .16          34,809       .29          36,765       .67
Time deposits....................    590,070       2.70         638,555      3.07         648,195      3.97
                                    --------       ----      ----------      ----      ----------      ----
          Total average
            deposits.............   $970,494       1.98%     $1,056,172      2.12%     $1,067,802      2.74%
                                    ========       ====      ==========      ====      ==========      ====

     Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 62.4% of our total deposits at December 31, 2004 compared to 67.7% at December 31, 2003. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 87.6% at December 31, 2004, compared to 96.3% at December 31, 2003. The maturity distribution of our time deposits over $100,000 at December 31, 2004 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                    AT DECEMBER 31, 2004
  --------------------------------------------------------
   UNDER        3-6        6-12        OVER
  3 MONTHS    MONTHS      MONTHS     12 MONTHS     TOTAL
  --------    -------    --------    ---------    --------
                   (DOLLARS IN THOUSANDS)
  $77,878     $52,766    $108,426    $162,200     $401,270
  =======     =======    ========    ========     ========

     Approximately 19.4% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2004. We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

     Borrowed Funds. During 2004, average borrowed funds increased $11.2 million, or 6.5%, to $183.1 million, from $171.9 million during 2003, which increased $19.3 million, or 12.6%, from $152.6 million during 2002. The average rate paid on borrowed funds during 2004, 2003 and 2002 was 3.47%, 5.00%, and 5.65%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

     Borrowed funds as of December 31, 2004 consist primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2004 and 2003:

                                                      2004                      2003
                                             -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED
YEAR                                         AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                         ------------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
2004.......................................        --%      $     --       5.21%      $ 25,000
2005.......................................      2.47         25,000       1.16         25,000
2006.......................................      2.13         25,250       6.70            250
2007.......................................      1.44         10,000         --             --
2008.......................................      5.74          5,500       5.74          5,500
2009.......................................      2.32         27,000       5.26          2,000
2010.......................................      6.22         31,340       6.22         31,340
2011.......................................      4.97         32,000       4.97         32,000
                                                            --------                  --------
Total......................................      3.70%      $156,090       4.60%      $121,090
                                                 ====       ========       ====       ========

     Certain advances are subject to call by the FHLB as follows: 2005 -- $73.3 million and 2006 -- $25.0 million. The $73.3 million in FHLB advances subject to call during 2005 carry a weighted average interest rate of 5.02%. The actual interest rates range from 1.44% to 7.26% and are both fixed and variable. We do not expect the FHLB to call these advances considering the current interest rate environment.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans, all with a carrying value of approximately $232.6 million at December 31, 2004. We have remaining approximately $15.1 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     As of December 31, 2004 we had borrowed $2.3 million under a $10 million line of credit with a regional bank. The note is secured by real estate and stock of The Bank. The note is due in October 2005 and interest is payable at 30-day LIBOR plus 2.50%.

     As of December 31, 2004, we had entered into security repurchase agreements totaling $49.5 million. The average volume of repurchase agreements during 2004 was $24.8 million and carried an average interest rate of 2.11%. The average rate of outstanding repurchase agreements as of December 31, 2004 is 2.49%.

     We have available approximately $30.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

     Junior subordinated debentures. We have sponsored two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which we own 100% of the common securities. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, at a premium, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.

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

     The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

     Consolidated debt obligations related to the trusts follow:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
10.6% junior subordinated debentures owed to TBC Capital
Statutory Trust II due September 7, 2030....................    $15,464        $15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed
  to TBC Capital Statutory Trust III due July 25, 2031......     16,495         16,495
                                                                -------        -------
Total junior subordinated debentures owed to unconsolidated
  subsidiary trusts.........................................    $31,959        $31,959
                                                                =======        =======

     As of December 31, 2004 and December 31, 2003, the interest rate on the $16,495,000 subordinated debentures was 5.74% and 4.90%, respectively.

     Currently, we must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March, July and September 2004 and January and March 2005.

     Stockholders' Equity. Stockholders' equity increased $417,000 during 2004 to $100.5 million at December 31, 2004 from $100.1 million at December 31, 2003. The increase in stockholders' equity resulted primarily from net income of $1.2 million for the year ended December 31, 2004 offset by an increase in accumulated other comprehensive loss of $914,000 and preferred stock dividends of $446,000. As of December 31, 2004, we had 18,025,932 shares of common stock issued and 17,749,846 outstanding. As of December 31, 2004, there were 58,014 shares held in treasury at a total cost of $390,000.

     On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participants are eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. The number of restricted shares outstanding as of December 31, 2004 was 142,500 and the remaining amount in the unearned restricted stock account was $449,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended December 31, 2004 and 2003, the Corporation has recognized $199,000 and $181,000 in restricted stock expense.

     We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of December 31, 2004, the ESOP has been leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP stock," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2.1 million promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as notes payable on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted to the Wall Street Journal prime rate.

Released shares are allocated to each eligible employee at the end of a plan year based on the ratio of the employee's eligible compensation to total compensation. We recognize compensation expense during a period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended December 31, 2004, 2003 and 2002 was $189,000, $152,000 and
$51,000, respectively. The ESOP shares as of December 31, 2004 were as follows:

                                                              DECEMBER 31,
                                                                  2004
                                                              ------------
Allocated shares............................................       28,628
Estimated shares committed to be released...................       26,700
Unreleased shares...........................................      218,072
                                                               ----------
Total ESOP shares...........................................      273,400
                                                               ==========
Fair value of unreleased shares.............................   $1,795,000
                                                               ==========

     Regulatory Capital. The table below represents our and our wholly owned banking subsidiary's actual regulatory and minimum regulatory capital requirements at December 31, 2004 (dollars in thousands):

                                                       FOR CAPITAL
                                                        ADEQUACY          TO BE WELL
                                       ACTUAL           PURPOSES         CAPITALIZED
                                  ----------------   ---------------   ----------------
                                   AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                                  --------   -----   -------   -----   --------   -----
Total Risk-Based Capital
  The Banc Corporation..........  $126,288   11.51%  $87,788   8.00%   $109,735   10.00%
  The Bank......................   123,074   11.37    86,614   8.00     108,268   10.00
Tier 1 Risk-Based Capital
  The Banc Corporation..........   110,326   10.05    43,894   4.00      65,841    6.00
  The Bank......................   110,531   10.21    43,307   4.00      64,961    6.00
Leverage Capital
  The Banc Corporation..........   110,326    7.98    55,292   4.00      69,115    5.00
  The Bank......................   110,531    8.05    54,915   4.00      68,644    5.00

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

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                    CONTENTS

Report of Independent Registered Public Accounting Firm as
  of December 31, 2004 and for the year then ended..........   39
Report of Independent Registered Public Accounting Firm as
  of December 31, 2003 and 2002 and for each of the two
  years in the period ended December 31, 2003...............   40
Consolidated Statements of Financial Condition..............   41
Consolidated Statements of Operations.......................   42
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   43
Consolidated Statements of Cash Flows.......................   44
Notes to Consolidated Financial Statements..................   45

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Banc Corporation:

     We have audited the accompanying consolidated statement of financial condition of The Banc Corporation, and Subsidiaries (Corporation), as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2004, and the results of their consolidated operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

Montgomery, Alabama
March 15, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and Subsidiaries (Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Banc Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
March 15, 2004

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $   23,489   $   31,679
Interest-bearing deposits in other banks....................      11,411       11,869
Federal funds sold..........................................      11,000           --
Securities available for sale...............................     288,308      141,601
Mortgage loans held for sale................................       8,095        6,408
Loans.......................................................     936,385      857,854
Unearned income.............................................      (1,517)        (913)
                                                              ----------   ----------
Loans, net of unearned income...............................     934,868      856,941
Allowance for loan losses...................................     (12,543)     (25,174)
                                                              ----------   ----------
Net loans...................................................     922,325      831,767
Premises and equipment, net.................................      60,434       57,979
Accrued interest receivable.................................       6,237        5,042
Stock in FHLB and Federal Reserve Bank......................      11,787        8,499
Cash surrender value of life insurance......................      38,369       31,723
Other assets................................................      41,673       45,059
                                                              ----------   ----------
         Total assets.......................................  $1,423,128   $1,171,626
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $   89,487   $   86,100
  Interest-bearing demand...................................     295,214      241,105
  Savings...................................................      28,381       31,691
  Time deposits $100,000 and over...........................     401,270      287,018
  Other time................................................     252,854      244,021
                                                              ----------   ----------
         Total deposits.....................................   1,067,206      889,935
Advances from FHLB..........................................     156,090      121,090
Federal funds borrowed and security repurchase agreements...      49,456       10,829
Notes payable...............................................       3,965        1,925
Junior subordinated debentures owed to unconsolidated
  subsidiary trusts.........................................      31,959       31,959
Accrued expenses and other liabilities......................      13,913       15,766
                                                              ----------   ----------
         Total liabilities..................................   1,322,589    1,071,504
Stockholders' equity:
  Convertible preferred stock, par value $.001 per share;
    shares authorized 5,000,000; shares issued and
    outstanding 62,000 in 2004 and 2003.....................          --           --
  Common stock, par value $.001 per share; shares authorized
    25,000,000; shares issued 18,025,932 in 2004 and
    18,018,202 in 2003; outstanding 17,749,846 in 2004 and
    17,694,595 in 2003......................................          18           18
  Surplus -- preferred......................................       6,193        6,193
         -- common stock....................................      68,428       68,363
  Retained earnings.........................................      29,591       28,851
  Accumulated other comprehensive loss......................      (1,094)        (180)
  Treasury stock, at cost -- 58,014 and 78,835 shares,
    respectively............................................        (390)        (501)
  Unearned ESOP stock.......................................      (1,758)      (1,974)
  Unearned restricted stock.................................        (449)        (648)
                                                              ----------   ----------
         Total stockholders' equity.........................     100,539      100,122
                                                              ----------   ----------
         Total liabilities and stockholders' equity.........  $1,423,128   $1,171,626
                                                              ==========   ==========

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2004       2003       2002
                                                         --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                      DATA)
Interest income:
  Interest and fees on loans...........................  $56,184    $71,335    $ 84,337
  Interest on taxable securities.......................    8,897      3,696       2,857
  Interest on tax exempt securities....................      143        185         392
  Interest on federal funds sold.......................      202        298         350
  Interest and dividends on other investments..........      734        699         612
                                                         -------    -------    --------
  Total interest income................................   66,160     76,213      88,548
Interest expense:
  Interest on deposits.................................   19,188     22,368      29,276
  Interest expense on advances from FHLB and other
     borrowed funds....................................    6,356      8,597       8,626
  Interest on subordinated debentures..................    2,579      2,522       2,608
                                                         -------    -------    --------
  Total interest expense...............................   28,123     33,487      40,510
                                                         -------    -------    --------
Net interest income....................................   38,037     42,726      48,038
Provision for loan losses..............................      975     20,975      51,852
                                                         -------    -------    --------
Net interest income (loss) after provision for loan
  losses...............................................   37,062     21,751      (3,814)
Noninterest income:
  Service charges and fees.............................    5,204      5,814       5,848
  Mortgage banking income..............................    1,664      4,034       3,253
  Securities (losses) gains............................      (74)       588         627
  Gain on sale of branches.............................      739     48,264          --
  Litigation settlement................................       --         --       1,082
  Increase in cash surrender value of life insurance...    1,643      1,641       1,219
  Other................................................    2,090      2,515       3,094
                                                         -------    -------    --------
  Total noninterest income.............................   11,266     62,856      15,123
Noninterest expenses:
  Salaries and employee benefits.......................   23,481     29,461      23,495
  Occupancy and equipment..............................    8,047      8,115       7,260
  Prepayment penalty on FHLB advances..................       --      2,532          --
  Loss on sale of loans................................    2,293         --          --
  Other................................................   14,116     17,822      11,914
                                                         -------    -------    --------
  Total noninterest expenses...........................   47,937     57,930      42,669
                                                         -------    -------    --------
Income (loss) before income taxes......................      391     26,677     (31,360)
Income tax (benefit) expense...........................     (796)     9,178     (12,959)
                                                         -------    -------    --------
Net income (loss)......................................    1,187     17,499     (18,401)
Preferred stock dividends..............................      446        219          --
                                                         -------    -------    --------
          Net income (loss) applicable to common
            stockholders...............................  $   741    $17,280    $(18,401)
                                                         =======    =======    ========
Weighted average common shares outstanding.............   17,583     17,492      16,829
Weighted average common shares outstanding, assuming
  dilution.............................................   17,815     18,137      16,829
Basic net income (loss) per common share...............  $  0.04    $   .99    $ ( 1.09)
Diluted net income (loss) per common share.............     0.04        .95      ( 1.09)

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                          SURPLUS                    COMPREHENSIVE
                                           COMMON   -------------------   RETAINED      (LOSS)       TREASURY
                                           STOCK    COMMON    PREFERRED   EARNINGS      INCOME        STOCK
                                           ------   -------   ---------   --------   -------------   --------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2002...............   $14     $47,756    $   --     $ 30,329      $  (322)      $(924)
  Comprehensive income:
    Net loss.............................    --          --        --      (18,401)          --          --
    Other comprehensive income, net of
      tax expense of $581, unrealized
      gain on securities available for
      sale, arising during the period,
      net of reclassification
      adjustment.........................    --          --        --           --          872          --
  Comprehensive loss.....................
  Purchase of 22,624 shares of treasury
    stock................................    --          --        --           --           --        (164)
  Issuance of 53,418 shares of treasury
    stock................................    --          85        --           --           --         280
  Cash dividends declared, $0.02 per
    share................................    --          --        --         (357)          --          --
  Issuance of 3,450,000 shares of common
    stock, net of direct costs...........     4      19,246        --           --           --          --
  Issuance of 16,449 shares of common
    stock in business combinations.......    --         109        --           --           --          --
  Issuance of 157,500 shares of
    restricted common stock..............    --       1,120        --           --           --          --
  Amortization of unearned restricted
    stock................................    --          --        --           --           --          --
  Purchase of 273,400 shares by ESOP.....    --          --        --           --           --          --
  Release of 6,378 shares by ESOP........    --          (1)       --           --           --          --
                                            ---     -------    ------     --------      -------       -----
Balance at December 31, 2002.............    18      68,315        --       11,571          550        (808)
  Comprehensive income:
    Net income...........................    --          --        --       17,499           --          --
    Other comprehensive loss, net of tax
      benefit of $487, unrealized loss on
      securities available for sale,
      arising during the period, net of
      reclassification adjustment........    --          --        --           --         (730)         --
  Comprehensive income...................
  Issuance of 58,021 shares of treasury
    stock................................    --          42        --           --           --         307
  Preferred dividends declared...........    --          --        --         (219)          --          --
  Issuance of 62,000 shares of preferred
    stock, net of direct costs...........    --          --     6,193           --           --          --
  Stock options exercised................    --         156        --           --           --          --
  Forfeiture of unearned restricted
    stock................................    --        (123)       --           --           --          --
  Amortization of unearned restricted
    stock................................    --          --        --           --           --          --
  Release of 22,250 shares by ESOP.......    --         (27)       --           --           --          --
                                            ---     -------    ------     --------      -------       -----
Balance at December 31, 2003.............    18      68,363     6,193       28,851         (180)       (501)
  Comprehensive income:
    Net income...........................    --          --        --        1,187           --          --
    Other comprehensive loss, net of tax
      benefit of $609, unrealized loss on
      securities available for sale,
      arising during the period, net of
      reclassification adjustment........    --          --        --           --         (914)         --
  Comprehensive income...................
  Issuance of 20,821 shares of treasury
    stock................................    --          43        --                        --         111
  Preferred dividends declared...........    --          --        --         (446)          --          --
  Stock options exercised................    --          49        --           (1)          --          --
  Amortization of unearned restricted
    stock................................    --          --        --           --           --          --
  Release of 26,700 shares by ESOP.......    --         (27)       --           --           --          --
                                            ---     -------    ------     --------      -------       -----
Balance at December 31, 2004.............   $18     $68,428    $6,193     $ 29,591      $(1,094)      $(390)
                                            ===     =======    ======     ========      =======       =====


                                           UNEARNED    UNEARNED        TOTAL
                                             ESOP     RESTRICTED   STOCKHOLDERS'
                                            STOCK       STOCK         EQUITY
                                           --------   ----------   -------------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2002...............  $    --     $    --       $ 76,853
  Comprehensive income:
    Net loss.............................       --          --        (18,401)
    Other comprehensive income, net of
      tax expense of $581, unrealized
      gain on securities available for
      sale, arising during the period,
      net of reclassification
      adjustment.........................       --          --            872
                                                                     --------
  Comprehensive loss.....................                             (17,529)
  Purchase of 22,624 shares of treasury
    stock................................       --          --           (164)
  Issuance of 53,418 shares of treasury
    stock................................                                 365
  Cash dividends declared, $0.02 per
    share................................       --          --           (357)
  Issuance of 3,450,000 shares of common
    stock, net of direct costs...........       --          --         19,250
  Issuance of 16,449 shares of common
    stock in business combinations.......       --          --            109
  Issuance of 157,500 shares of
    restricted common stock..............       --      (1,120)            --
  Amortization of unearned restricted
    stock................................       --         168            168
  Purchase of 273,400 shares by ESOP.....   (2,205)         --         (2,205)
  Release of 6,378 shares by ESOP........       52          --             51
                                           -------     -------       --------
Balance at December 31, 2002.............   (2,153)       (952)        76,541
  Comprehensive income:
    Net income...........................       --          --         17,499
    Other comprehensive loss, net of tax
      benefit of $487, unrealized loss on
      securities available for sale,
      arising during the period, net of
      reclassification adjustment........       --          --           (730)
                                                                     --------
  Comprehensive income...................                              16,769
  Issuance of 58,021 shares of treasury
    stock................................       --          --            349
  Preferred dividends declared...........       --          --           (219)
  Issuance of 62,000 shares of preferred
    stock, net of direct costs...........       --          --          6,193
  Stock options exercised................       --          --            156
  Forfeiture of unearned restricted
    stock................................       --         123             --
  Amortization of unearned restricted
    stock................................       --         181            181
  Release of 22,250 shares by ESOP.......      179          --            152
                                           -------     -------       --------
Balance at December 31, 2003.............   (1,974)       (648)       100,122
  Comprehensive income:
    Net income...........................       --          --          1,187
    Other comprehensive loss, net of tax
      benefit of $609, unrealized loss on
      securities available for sale,
      arising during the period, net of
      reclassification adjustment........       --          --           (914)
                                                                     --------
  Comprehensive income...................                                 273
  Issuance of 20,821 shares of treasury
    stock................................                                 154
  Preferred dividends declared...........       --          --           (446)
  Stock options exercised................       --          --             48
  Amortization of unearned restricted
    stock................................       --         199            199
  Release of 26,700 shares by ESOP.......      216          --            189
                                           -------     -------       --------
Balance at December 31, 2004.............  $(1,758)    $  (449)      $100,539
                                           =======     =======       ========

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $   1,187   $  17,499   $ (18,401)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation............................................      3,374       3,519       3,305
    Net premium amortization on securities..................        653       1,021         403
    Loss (gain) on sale of securities.......................         74        (588)       (627)
    Loss on sale of loans...................................      2,293          --          --
    Provision for loan losses...............................        975      20,975      51,852
    (Increase) decrease in accrued interest receivable......     (1,199)      1,087       1,071
    Deferred income tax expense (benefit)...................      1,634       2,936      (9,198)
    Gain on sale of branches................................       (739)    (48,264)         --
    (Increase) decrease in mortgage loans held for sale.....     (1,687)     (5,570)        367
    Other operating activities, net.........................        261       7,379      (9,205)
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........      6,826          (6)     19,567
INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits in other
  banks.....................................................        458      (1,844)     (9,530)
(Increase) decrease in federal funds sold...................    (11,000)     11,000       9,000
Proceeds from sales of securities available for sale........     84,485      40,902      17,403
Proceeds from maturities of securities available for sale...     65,560      68,692      35,914
Proceeds from sales of securities held to maturity..........         --       2,070          --
Purchase of securities available for sale...................   (306,400)   (174,484)    (51,644)
Purchase of securities held to maturity.....................         --          --      (1,996)
Proceeds from sale of loans.................................     23,883          --          --
Net (increase) decrease in loans............................   (118,370)     14,417     (83,185)
Net cash (paid) received in business combinations...........     (6,626)     36,703      (8,619)
Purchase of premises and equipment..........................     (5,960)     (7,165)    (14,236)
Purchase of life insurance..................................     (5,000)         --     (15,000)
Other investing activities, net.............................     (3,788)      2,404      (1,586)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (282,758)     (7,305)   (123,479)
FINANCING ACTIVITIES
Net increase in demand and savings deposits.................     59,338      92,998      17,388
Net increase (decrease) in time deposits....................    126,134     (57,425)     60,684
Increase (decrease) in FHLB advances........................     35,000     (52,660)     22,600
Proceeds from note payable..................................      2,250       2,100      14,000
Principal payment on note payable...........................       (210)       (175)    (14,000)
Net increase in other borrowed funds........................     45,627       2,657         359
Proceeds from issuance of preferred stock...................         --       6,193          --
Proceeds from issuance of common stock......................         49         156      19,290
Purchase of treasury stock..................................         --          --        (164)
Cash dividends paid.........................................       (446)       (219)       (357)
Purchase of ESOP shares.....................................         --          --      (2,205)
                                                              ---------   ---------   ---------
         Net cash provided by (used in) financing
           activities.......................................    267,742      (6,375)    117,595
                                                              ---------   ---------   ---------
(Decrease) increase in cash and due from banks..............     (8,190)    (13,686)     13,683
Cash and due from banks at beginning of year................     31,679      45,365      31,682
                                                              ---------   ---------   ---------
Cash and due from banks at end of year......................  $  23,489   $  31,679   $  45,365
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
  Interest..................................................  $  27,322   $  35,963   $  41,395
  Income taxes..............................................     (2,708)      2,059       3,900
Assets acquired in business combinations....................         --          --     101,765
Liabilities assumed in business combinations................         --          --      93,146
Trade date purchase of debt securities not yet settled......         --      10,429          --
Trade date sale of debt securities not yet settled..........         --       3,067          --

                            See accompanying notes.

                     THE BANC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Banc Corporation ("Corporation"), through its subsidiaries, provides a full range of banking and bank-related services to individual and corporate customers in Alabama and the panhandle of Florida. The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies.

  Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. (See "Recent Accounting Pronouncements" concerning FIN 46.) All significant intercompany transactions or balances have been eliminated in consolidation.

     On February 15, 2002, the Corporation acquired CF Bancshares, Inc. and its bank subsidiary Citizens Federal Savings Bank of Port Saint Joe ("CF Bancshares") in a business combination accounted for as a purchase. As such, the Corporation's consolidated financial statements include the results of operations of CF Bancshares only from its date of acquisition. See Note 16 for more disclosure regarding the Corporation's business combinations.

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

     The Corporation's banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which is based on a percentage of deposits. The amount of the reserves at December 31, 2004 was approximately $381,000.

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

     Accrual of interest is discontinued on loans, which are past due greater than ninety days unless the loan is well secured and in the process of collection. "Well secured" means that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. "In the process of collection" means that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on these loans is reversed from income. Interest payments received on these loans are applied as a reduction of the loan principal balance.

     Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting for Creditors for Impairment of a Loan, impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. Impaired loans and other nonaccrual loans are returned to accrual status if the loan is brought contractually current as to both principal and interest and repayment ability is demonstrated, or if the loan is in the process of collection and no loss is anticipated.

     The allowance for loan loss is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans.

     Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using an eight-point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, is subject to review by the Corporation's internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss unless the loan has been specifically reviewed for impairment. Reserve percentages assigned to homogeneous and non-rated loans are based on historical charge-off experience adjusted for other risk factors.

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

  Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. The carrying value of these loans is adjusted for any origination fees and cost incurred to originate these loans. Differences between the carrying amount of mortgage loans held for sale and the amounts received upon sale are credited or charged to income at the time the proceeds of the sale are collected. The fair values are based on quoted market prices of similar loans, adjusted for differences in loan characteristics.

  Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated service lives of the assets using straight-line and accelerated methods, generally using five to forty years for premises and five to ten years for furniture and equipment.

     Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and betterments are capitalized and written off by depreciation charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any gain or loss resulting there from is reflected in the statement of operations.

     The Corporation reviews any long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Intangible Assets

     At December 31, 2004 and 2003, goodwill, net of accumulated amortization, totaled $10,336,000. The Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

     The Corporation has determined that its reporting units for purposes of this testing are the operating branches which are included as part of its reportable segments: the Alabama Region and the Florida Region. Goodwill was allocated to each reporting unit based on locations of past acquisitions.

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

     The Corporation performs the annual impairment test as of December 31. As of December 31, 2004 and 2003, it was determined no impairment existed.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     At December 31, 2004 and 2003, the Corporation also had $2,040,000 and $2,326,000, respectively, of core deposit intangibles from the CF Bancshares acquisition, which is being amortized over ten years. Amortization expense was $286,000, $286,000 and $247,000, respectively, for the years ended December 31, 2004, 2003 and 2002. Aggregate amortization expense for the years ending December 31, 2005 through December 31, 2009 is estimated to be $1,430,000, or $286,000 per year.

  Other Real Estate

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of and the cost of maintaining and operating other real estate are included in other expense. Other real estate totaled $4,906,000 and $5,806,000 at December 31, 2004 and 2003, respectively.

  Security Repurchase Agreements

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

  Off-Balance Sheet Financial Instruments

     In the ordinary course of business the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

  Per Share Amounts

     Earnings per common share computations are based on the weighted average number of common shares outstanding during the periods presented.

     Diluted earnings per common share computations are based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of stock options, convertible preferred stock and restricted stock awards.

  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") establishes a "fair value" based method of accounting for stock-based compensation plans and allows entities to adopt that method of accounting for their employee stock compensation plans. However, it also allows an entity to continue to

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). The Corporation has elected to follow Opinion 25 and related interpretations in accounting for its employee stock options. Under Opinion 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share (see Note 11) determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models require the input of subjective assumptions. See "Recent Accounting Pronouncements" regarding SFAS No. 123R, Share-Based Payment.

  Derivative Financial Instruments and Hedging Activities

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

     The Corporation formally documents all hedging relationships between hedging instruments and the hedged item, as well as its risk management objective and strategy for entering various hedge transactions. The Corporation performs an assessment, at inception and on an ongoing basis, as to whether the hedging relationship has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

     During 2004, 2003 and 2002, the Corporation entered into interest-rate swap agreements to manage interest-rate risk exposure. The interest-rate swap agreements utilized by the Corporation effectively modify the Corporation's exposure to interest risk by converting $36,500,000 and $11,000,000 fixed-rate certificates of deposit as of December 31, 2004 and 2003, respectively to a LIBOR floating rate. These derivative instruments have been designated as fair value hedges and are included in other assets or other liabilities on the statement of financial condition. For the years ended December 31, 2004, 2003 and 2002, there was no ineffectiveness recorded to earnings related to these fair value hedges.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123 and supersedes Opinion 25. The new standard, which will be effective for the Corporation in the third quarter of 2005, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation is evaluating the impact on the Corporation's results of operations from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 (see Note 11).

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The issue applies to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment's cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the FASB staff issued FASB Staff Position ("FSP") EITF Issue 03-1-4, which delayed the effective date for the measurement and recognition guidance contained in Issue 03-01. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and required quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accepted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the statement of condition. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life.

     Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by SOP 03-3 are not expected to have a material impact on results of operations, financial position or liquidity of the Corporation.

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

     The Corporation, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Corporation generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Corporation to guarantee a customer's repayment of an outstanding loan or debt instrument. In a performance standby letter of credit, the Corporation guarantees a customer's performance under a contractual nonfinancial obligation for which the Corporation receives a fee. The Corporation has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized ratably over the life of the standby letter of credit. At December 31, 2004, the Corporation had standby letters of credit outstanding with maturities ranging from less than one year to four years. The maximum potential amount of future payments the Corporation could be required to make under its standby letters of credit at December 31, 2004 was $24.4 million, which represents the Corporation's maximum credit risk. At December 31, 2004, the Corporation had no significant liabilities and receivables associated with standby letters of credit agreements entered into subsequent to December 31, 2002 as a result of the Corporation's adoption of FIN 45 at January 1, 2003. Standby letters of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Corporation holds collateral to support standby letters of credit when deemed necessary.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses at the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses.

     In previous financial statements, the Corporation had consolidated two trusts through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Corporation's subordinated debentures" in the statements of financial condition. In December 2003, the

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

FASB issued a revision to FIN 46 to clarify certain provisions, which affected the accounting for TPS. As a result of the provisions in revised FIN 46, the trusts have been deconsolidated, with the Corporation accounting for its investment in the trusts as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Corporation had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial statements presented have been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities. (See Note 10)

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, Amendment to Statement 133 on Derivatives Instruments and Hedging Activities, and are therefore required to be recorded at fair value. SAB 105 stipulates that in recording those commitments no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 were effective for loan commitment derivatives that were entered into after March 31, 2004. The provisions of SAB 105 did not have a material impact on results of operations, financial position, or liquidity of the Corporation.

2.  INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2004 are as follows:

                                                              GROSS        GROSS      ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                  COST        GAINS        LOSSES       VALUE
                                                ---------   ----------   ----------   ---------
                                                                (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities......................  $180,717       $ 42        $  922     $179,837
  State, county and municipal securities......     7,195         49            54        7,190
  Mortgage-backed securities..................    61,241         22           655       60,608
  Corporate debt..............................    34,176          4           312       33,868
  Other securities............................     6,802          3            --        6,805
                                                --------       ----        ------     --------
     Total....................................  $290,131       $120        $1,943     $288,308
                                                ========       ====        ======     ========

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2003 are as follows:

                                                              GROSS        GROSS      ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                  COST        GAINS        LOSSES       VALUE
                                                ---------   ----------   ----------   ---------
                                                                (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities......................  $ 72,261       $418         $161      $ 72,518
  State, county and municipal securities......     1,947         27           --         1,974
  Mortgage-backed securities..................    42,452        147          251        42,348
  Corporate debt..............................    14,716          1          339        14,378
  Other securities............................    10,524        101          242        10,383
                                                --------       ----         ----      --------
     Total....................................  $141,900       $694         $993      $141,601
                                                ========       ====         ====      ========

     Securities with an amortized cost of $131,090,000 and $79,797,000 at December 31, 2004 and 2003, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

     The following table presents the age of gross unrealized losses and fair value by investment category.

                                                         DECEMBER 31, 2004
                              ------------------------------------------------------------------------
                                LESS THAN 12 MONTHS     MORE THAN 12 MONTHS             TOTAL
                              -----------------------   --------------------   -----------------------
                                           UNREALIZED    FAIR     UNREALIZED                UNREALIZED
                              FAIR VALUE     LOSSES      VALUE      LOSSES     FAIR VALUE     LOSSES
                              ----------   ----------   -------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
U.S. agency securities......   $117,992      $  839     $ 3,917      $ 83       $121,909      $  922
State, county and municipal
  securities................      2,664          54          --        --          2,664          54
Mortgage-backed
  securities................     51,320         465       7,532       190         58,852         655
Corporate debt..............     22,018         312          --        --         22,018         312
                               --------      ------     -------      ----       --------      ------
  Total.....................   $193,994      $1,670     $11,449      $273       $205,443      $1,943
                               ========      ======     =======      ====       ========      ======

     Management does not believe any of the above individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses relate primarily to sixty-seven securities issued by the Federal Home Loan Bank ("FHLB"), Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"), a corporate bond and one trust preferred security. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

     During the fourth quarter of 2004, the Corporation realized an other-than-temporary non-cash, non-operating impairment charge of $507,000 related to certain FNMA and FHLMC preferred stock that is carried in the Corporation's available-for-sale investment portfolio. The net effect of this impairment charge after tax is $320,000, or $.02 per common share. These securities are high-yielding investment grade securities that are widely held by other financial institutions but in light of recent events at these agencies, management has determined that these unrealized market losses are other-than-temporary under generally accepted accounting principles.

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

     The amortized cost and estimated fair values of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               SECURITIES AVAILABLE
                                                                     FOR SALE
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
Due in one year or less.....................................  $     --     $     --
Due after one year through five years.......................    65,392       65,218
Due after five years through ten years......................    81,597       80,969
Due after ten years.........................................    81,901       81,513
Mortgage-backed securities..................................    61,241       60,608
                                                              --------     --------
                                                              $290,131     $288,308
                                                              ========     ========

     Gross realized gains on sales of investment securities available for sale in 2004, 2003 and 2002 were $598,000, $791,000 and $629,000, respectively, and gross realized losses for the same periods were $672,000, $277,000 and $2,000, respectively.

     In 2003, the Corporation realized a gain of $74,000 on the sale of a security classified as held-to-maturity. The security had a net carrying value of $1,996,000.

     The components of other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                         PRE-TAX   INCOME TAX     NET OF
                                                         AMOUNT     EXPENSE     INCOME TAX
                                                         -------   ----------   ----------
                                                                  (IN THOUSANDS)
2004
Unrealized loss on available for sale securities.......  $(1,597)    $(636)       $ (961)
Less reclassification adjustment for losses realized in
  net income...........................................      (74)      (27)          (47)
                                                         -------     -----        ------
          Net unrealized loss..........................  $(1,523)    $(609)       $ (914)
                                                         =======     =====        ======
2003
Unrealized loss on available for sale securities.......  $  (704)    $(297)       $ (407)
Less reclassification adjustment for gains realized in
  net income...........................................      513       190           323
                                                         -------     -----        ------
          Net unrealized loss..........................  $(1,217)    $(487)       $ (730)
                                                         =======     =====        ======
2002
Unrealized gain on available for sale securities.......  $ 2,080     $ 813        $1,267
Less reclassification adjustment for gains realized in
  net loss.............................................      627       232           395
                                                         -------     -----        ------
          Net unrealized gain..........................  $ 1,453     $ 581        $  872
                                                         =======     =====        ======

                     THE BANC CORPORATION AND SUBSIDIARIES

3.  LOANS

     At December 31, 2004 and 2003 the composition of the loan portfolio was as follows:

                                                                2004       2003
                                                              --------   --------
Commercial and industrial...................................  $131,979   $142,072
Real estate -- construction and land development............   249,188    147,917
Real estate -- mortgages
  Single-family.............................................   250,718    231,064
  Commercial................................................   242,279    250,032
  Other.....................................................    25,745     31,645
Consumer....................................................    28,431     46,201
All other loans.............................................     8,045      8,923
                                                              --------   --------
          Total loans.......................................  $936,385   $857,854
                                                              ========   ========

     At December 31, 2004 and 2003, the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $5,130,000 and $25,400,000, respectively. At December 31, 2004 and 2003, there was approximately $1,995,000 and $7,700,000, respectively in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2004, 2003 and 2002 was approximately $17,752,000, $28,318,000 and $16,175,000, respectively. Interest income recognized on loans considered impaired totaled approximately $66,000, $87,000 and $575,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Corporation had approximately $125,000 of commitments to loan additional funds to the borrowers whose loans were impaired at December 31, 2004.

     In September 2004 the Corporation's banking subsidiary sold approximately $32,000,000, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans, resulting in a pre-tax loss of $2,293,000. Prior to the sale, approximately $6,868,000 related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6,868,000 in allowance for loan losses associated with these loans had been provided in previous periods.

4.  ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 follows:

                                                           2004       2003       2002
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Balance at beginning of year...........................  $ 25,174   $ 27,766   $ 12,546
  Allowance of acquired bank...........................        --         --      1,059
  Allowance of sold branches...........................        --       (102)        --
  Provision for loan losses............................       975     20,975     51,852
  Loan charge-offs.....................................   (17,341)   (24,450)   (38,098)
  Recoveries...........................................     3,735        985        407
                                                         --------   --------   --------
Balance at end of year.................................  $ 12,543   $ 25,174   $ 27,766
                                                         ========   ========   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

5.  PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 2004 and 2003 are as follows:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $  7,002   $  6,964
Premises....................................................    52,746     45,415
Furniture and equipment.....................................    15,563     15,059
                                                              --------   --------
                                                                75,311     67,438
Less accumulated depreciation and amortization..............   (15,303)   (12,163)
                                                              --------   --------
Net book value of premises and equipment in service.........    60,008     55,275
Construction in process.....................................       426      2,704
                                                              --------   --------
          Total.............................................  $ 60,434   $ 57,979
                                                              ========   ========

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $3,374,000, $3,519,000 and $3,305,000, respectively.

     Future minimum lease payments under the operating leases are summarized as follows:

                                                             PROPERTY   EQUIPMENT   TOTAL
                                                             --------   ---------   ------
                                                                    (IN THOUSANDS)
Year ending December 31
  2005.....................................................   $  218      $193      $  411
  2006.....................................................      214        60         274
  2007.....................................................      218        47         265
  2008.....................................................      167        39         206
  2009.....................................................      152        --         152
  2010 and thereafter......................................      570        --         570
                                                              ------      ----      ------
          Total minimum lease payments.....................   $1,539      $339      $1,878
                                                              ======      ====      ======

     Rental expense relating to operating leases amounted to approximately $387,000, $388,000 and $766,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

6.  DEPOSITS

     The following schedule details interest expense on deposits:

                                                              YEAR ENDED DECEMBER 31
                                                            ---------------------------
                                                             2004      2003      2002
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Interest-bearing demand...................................  $ 3,225   $ 2,651   $ 3,308
Savings...................................................       48       100       247
Time deposits $100,000 and over...........................    8,876    10,151    10,701
Other time................................................    7,039     9,466    15,020
                                                            -------   -------   -------
          Total...........................................  $19,188   $22,368   $29,276
                                                            =======   =======   =======

                     THE BANC CORPORATION AND SUBSIDIARIES

6.  DEPOSITS -- (CONTINUED)

     At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

2005........................................................  $393,135
2006........................................................   162,978
2007........................................................    45,385
2008........................................................    14,883
2009........................................................     9,635
2010 and thereafter.........................................    28,108
                                                              --------
                                                              $654,124
                                                              ========

7.  ADVANCES FROM FEDERAL HOME LOAN BANK

     The following is a summary, by year of maturity, of advances from the FHLB as of December 31, 2004 and 2003 (in thousands):

                                                      2004                      2003
                                             -----------------------   -----------------------
                                               WEIGHTED                  WEIGHTED
YEAR                                         AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                         ------------   --------   ------------   --------
2004.......................................        --%      $     --       5.21%      $ 25,000
2005.......................................      2.47         25,000       1.16         25,000
2006.......................................      2.13         25,250       6.70            250
2007.......................................      1.44         10,000         --             --
2008.......................................      5.74          5,500       5.74          5,500
2009.......................................      2.32         27,000       5.26          2,000
2010.......................................      6.22         31,340       6.22         31,340
2011.......................................      4.97         32,000       4.97         32,000
                                                            --------                  --------
          Total............................      3.70%      $156,090       4.60%      $121,090
                                                 ====       ========       ====       ========

     The above schedule is by contractual maturity. Call dates for the above are as follows: 2005, $73,340,000 and 2006, $25,000,000.

     The advances are secured by a blanket lien on certain residential and commercial real estate loans all with a carrying value of approximately $232,611,000 at December 31, 2004. The Corporation has available approximately $12,000,000 in unused advances under the blanket lien subject to the availability of qualifying collateral.

     The Corporation's banking subsidiary repaid approximately $33,600,000 in FHLB borrowings in December 2003 that carried an average interest rate of 6.33% and incurred a prepayment penalty of $2,532,000.00

     The FHLB has issued for the benefit of the Corporation's banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2006 upon sixty days' prior notice; otherwise, it shall automatically extend for a successive one-year term.

                     THE BANC CORPORATION AND SUBSIDIARIES

8.  FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

     Detail of Federal funds borrowed and security repurchase agreements follows (in thousands):

                                                               2004      2003
                                                              -------   ------
Balance at December 31:
  Federal funds borrowed....................................  $    --   $3,000
  Security repurchase agreements............................   49,456    7,829
Maximum outstanding at any month end:
  Federal funds borrowed....................................   10,000    3,000
  Security repurchase agreements............................   53,556    7,829
Daily average amount outstanding:
  Federal funds borrowed....................................      418       25
  Security repurchase agreements............................   24,808    1,162
Weighted daily average interest rate:
  Federal funds borrowed....................................     1.69%    1.41%
  Security repurchase agreements............................     2.11     1.17
Weighted daily interest rate for amounts outstanding at
  December 31:
  Federal funds borrowed....................................       --%    1.30%
  Security repurchase agreements............................     2.49     2.64

9.  NOTES PAYABLE

     The following is a summary of notes payable as of December 31, 2004 and 2003 (in thousands):

                                                             2004               2003
                                                       ----------------   ----------------
BALANCE AT DECEMBER 31:                                PRINCIPAL   RATE   PRINCIPAL   RATE
-----------------------                                ---------   ----   ---------   ----
Note Payable to Compass Bank, borrowed under
  $10,000,000 line of credit, due October 8, 2005,
  plus interest payable monthly at 30 day LIBOR plus
  2.50%, secured by real estate owned by the
  Corporation and 100% of The Bank stock.............   $2,250     4.60%   $   --       --%
ESOP Note Payable to Exchange Bank, due February 1,
  2013, plus interest payable monthly at the Wall
  Street Prime rate, secured by Corporation stock;
  see discussion in Note 11..........................    1,715     5.25     1,925     4.00
                                                        ------             ------
Total notes payable..................................   $3,965             $1,925
                                                        ======             ======

                     THE BANC CORPORATION AND SUBSIDIARIES

9.  NOTES PAYABLE -- (CONTINUED)

     Maturities of notes payable for the five years subsequent to December 31, 2004 are as follows (in thousands):

2005........................................................  $2,460
2006........................................................     210
2007........................................................     210
2008........................................................     210
2009........................................................     210
Thereafter..................................................     665
                                                              ------
  Total.....................................................  $3,965
                                                              ======

10.  JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

     The Corporation has sponsored two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2010 and July 25, 2006, respectively.

     In the fourth quarter of 2003, as a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, the Corporation was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the trust preferred securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $31,000,000 to $31,959,000 upon deconsolidation with the difference representing the Corporation's common ownership interest in the trusts.

     The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

                     THE BANC CORPORATION AND SUBSIDIARIES

10. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS -- (CONTINUED)

     Consolidated debt obligations related to these subsidiary trusts are as follows (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2004          2003
                                                             -----------   -----------
10.6% junior subordinated debentures owed to TBC Capital
  Statutory Trust II due September 7, 2030.................  $15,464,000   $15,464,000
6-month LIBOR plus 3.75% junior subordinated debentures
  owed to TBC Capital Statutory Trust III due July 25,
  2031.....................................................   16,495,000    16,495,000
                                                             -----------   -----------
Total junior subordinated debentures owed to unconsolidated
  subsidiary trusts........................................  $31,959,000   $31,959,000
                                                             ===========   ===========

     As of December 31, 2004 and 2003, the interest rate on the $16,495,000 subordinated debenture was 5.74% and 4.90%, respectively.

     Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation's semi-annual distribution on the Corporation's trust preferred securities in January, March, July and September 2004 and January and March 2005.

11.  CASH AND STOCK INCENTIVE PLANS

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

                                                               DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2004                     2003                     2002
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                   NUMBER       PRICE       NUMBER       PRICE       NUMBER       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
Under option, beginning of
  year.........................   1,196,509     $6.76      1,408,009     $6.76      1,032,009     $6.44
  Granted......................     506,000      6.28         33,500      6.99        401,000      7.56
  Exercised....................     (13,600)     6.44        (24,200)     6.50             --        --
  Forfeited....................     (34,400)     6.83       (220,800)     6.75        (25,000)     6.48
                                 ----------               ----------               ----------
Under option, end of year......   1,654,509      6.63      1,196,509      6.76      1,408,009      6.76
                                 ==========               ==========               ==========
Exercisable at end of year.....   1,378,809                  695,909                  553,309
                                 ==========               ==========               ==========
Weighted-average fair value per
  option of options granted
  during the year..............  $     3.16               $     2.75               $     2.95
                                 ==========               ==========               ==========

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

     A further summary about options outstanding at December 31, 2004 is as follows:

                                                                    OPTIONS OUTSTANDING
                                                ------------------------------------------------------------
                                                                WEIGHTED-
                                                                 AVERAGE
                                                  NUMBER       CONTRACTUAL      NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE RANGE                            OUTSTANDING   LIFE IN YEARS   EXERCISABLE    EXERCISE PRICE
--------------------                            -----------   -------------   -----------   ----------------
$4.87 - 5.98..................................      56,000        6.26            42,400         $5.69
 6.00 - 6.71..................................   1,275,009        7.37         1,144,509          6.41
 7.00 - 7.76..................................     323,500        7.64           191,900          7.66
                                                 ---------                     ---------
                                                 1,654,509                     1,378,809
                                                 =========                     =========

     As of December 31, 2004 there were approximately 702,991 shares of the Corporation's common stock available for future grants. See Note
24 -- "Subsequent Event" for discussion of a subsequent event relating to the granting of additional stock options.

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2004, 2003 and 2002. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income (loss) and earnings per share would have been reduced as follows (amounts in thousands, except per share data):

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             2004     2003       2002
                                                            ------   -------   --------
Net income (loss) applicable to common stockholders:
  As reported.............................................  $  741   $17,280   $(18,401)
  Pro forma...............................................    (567)   16,191    (19,231)
Basic net income (loss) per common share:
  As reported.............................................  $  .04   $   .99   $  (1.09)
  Pro forma...............................................    (.03)      .93      (1.14)
Diluted net income (loss) per common share:
  As reported.............................................     .04       .95      (1.09)
  Pro forma...............................................    (.03)      .89      (1.14)

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for the years indicated:

                                                              2004    2003    2002
                                                              ----    ----    ----
Risk free interest rate.....................................  4.56%   4.15%   3.92%
Volatility factory..........................................   .32%    .33%    .28%
Weighted average life of options (in years).................  7.00    6.00    6.00
Dividend yield..............................................  0.00%   0.00%   0.00%

     On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. Restricted shares outstanding as of December 31, 2004 were 142,500 and the remaining amount in the unearned restricted stock account is $449,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the years ended December 31, 2004, 2003 and 2002, the Corporation has recognized $199,000, $181,000 and $168,000, respectively, in restricted stock expense.

     The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of December 31, 2004, the ESOP has been leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as notes payable on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2004 and 2003 totaled $74,000 and $78,000, respectively. Total contributions to the plan during 2004, 2003 and 2002 totaled $300,000, $254,000 and $51,000, respectively.
Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2004, 2003 and 2002 was $189,000, $152,000 and $51,000. The ESOP shares as of December 31,
2004, 2003 and 2002 were as follows:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2004         2003         2002
                                                     ----------   ----------   ----------
Allocated shares...................................      28,628        6,378           --
Estimated shares committed to be released..........      26,700       22,250        6,378
Unreleased shares..................................     218,072      244,772      267,022
                                                     ----------   ----------   ----------
          Total ESOP shares........................     273,400      273,400      273,400
                                                     ==========   ==========   ==========
          Fair value of unreleased shares..........  $1,795,000   $2,080,000   $2,072,000
                                                     ==========   ==========   ==========

12.  RETIREMENT PLANS

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $298,000, $347,000 and $255,000 in 2004, 2003 and 2002, respectively.

     In September 2003 the federal bank regulatory agencies published a formal position regarding the accounting treatment for certain indexed retirement plans sponsored by banks. The Corporation has such

                     THE BANC CORPORATION AND SUBSIDIARIES

12.  RETIREMENT PLANS -- (CONTINUED)

nonqualified plans that were established for the benefit of certain directors and executive officers by the Corporation in the years 1998, 1999 and 2002. Generally, the plans provide a retirement benefit that is divided into a primary and secondary benefit. The primary benefit represents the cumulative amount of excess earnings over the amount of estimated opportunity cost from a related life insurance asset through the participants' retirement date. This amount will be paid to the participant in equal installments ranging from 10-15 years. The secondary benefit results from the continuing excess earnings on the life insurance assets, if any, over the opportunity cost and will be paid to the participant after retirement for periods ranging from 10 years to life.

     In accordance with APB Opinion No. 12, as amended by FASB Statement No. 106, the secondary benefit represents a postretirement benefit that should be estimated and accrued over the participant's service period until the participant reaches full eligibility. In periods prior to September 30, 2003, the Corporation has only accrued the estimated primary benefit liability in its financial statements. The secondary benefit was not accrued because the benefit is not guaranteed and there is a high degree of uncertainty regarding the ultimate health of the participant, future performance of the insurance policies and the Corporation's opportunity rates.

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

     In addition to these plans, the Corporation has other nonqualified retirement plans that were assumed in various acquisitions. Certain executive officer plans were amended in 2004 to provide a defined benefit based on current projections in lieu of the variable benefit described above. All of the Corporation's nonqualified retirement plans had an unfunded projected benefit of approximately $19,600,000 as of December 31, 2004 and an accrued liability of $5,793,000 and $5,333,000 as of December 31, 2004 and 2003, respectively, that is included in accrued expenses and other liabilities in the statement of condition.

     In connection with the plans, the Corporation has purchased single premium life insurance policies with cash surrender values of approximately $14,400,000 and $13,900,000 at December 31, 2004 and 2003, respectively. Compensation expense related to these plans totaled $687,000, $3,502,000 and $669,000 for 2004, 2003 and 2002, respectively.

13.  INCOME TAXES

     The components of the income tax (benefit) expense are as follows (in thousands):

                                                             2004      2003      2002
                                                            -------   ------   --------
Current:
  Federal.................................................  $(2,350)  $6,039   $ (3,355)
  State...................................................      (80)     203       (406)
                                                            -------   ------   --------
Total current (benefit) expense...........................   (2,430)   6,242     (3,761)
Deferred:
  Federal.................................................    1,381    2,031     (7,806)
  State...................................................      253      905     (1,392)
                                                            -------   ------   --------
          Deferred tax expense (benefit)..................    1,634    2,936     (9,198)
                                                            -------   ------   --------
          Total income tax (benefit) expense..............  $  (796)  $9,178   $(12,959)
                                                            =======   ======   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

13.  INCOME TAXES -- (CONTINUED)

     Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

                                                               2004      2003
                                                              -------   -------
Deferred tax assets:
  Rehabilitation tax credit.................................  $ 4,888   $ 1,808
  Provision for loan losses.................................    4,641     9,566
  Deferred compensation.....................................    2,144     2,027
  Interest on nonaccruing loans.............................      309       955
  Net state operating loss carryforward.....................      750       125
  Alternative minimum tax credit carryover..................      405       405
  Unrealized loss on securities.............................      729       120
  Other.....................................................    1,351       914
                                                              -------   -------
          Total deferred tax assets.........................   15,217    15,920
Deferred tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................    2,981     2,867
  Depreciation..............................................      905       911
  Other.....................................................      627       413
                                                              -------   -------
          Total deferred tax liabilities....................    4,513     4,191
                                                              -------   -------
          Net deferred tax asset............................  $10,704   $11,729
                                                              =======   =======

     The effective tax rate differs from the expected tax using the statutory rate. Reconciliation between the expected tax and the actual income tax (benefit) expense follows (in thousands):

                                                              2004     2003      2002
                                                              -----   ------   --------
Expected tax expense (benefit) at statutory rate of income
  (loss) before taxes.......................................  $ 133   $9,337   $(10,662)
Add (deduct):
  Rehabilitation tax credit.................................   (725)    (960)      (384)
  State income taxes, net of federal tax benefit............    114      720     (1,115)
  Effect of interest income exempt from Federal income
     taxes..................................................   (178)    (149)      (182)
  Basis reduction...........................................    247      336        131
  Increase in cash surrender value of life insurance........   (559)    (574)      (414)
  Amortization..............................................     97      100         --
  Travel and entertainment..................................     85       54         91
  Other items -- net........................................    (10)     314       (424)
                                                              -----   ------   --------
Income tax (benefit) expense................................  $(796)  $9,178   $(12,959)
                                                              =====   ======   ========
Federal statutory rate......................................   34%     35%       34%
                                                              =====   ======   ========

     The Corporation has net operating loss carryforwards of approximately $3,181,000 in Florida, which can be carried forward 20 years, and $8,799,000 in Alabama, which can be carried forward five years.

                     THE BANC CORPORATION AND SUBSIDIARIES

13.  INCOME TAXES -- (CONTINUED)

     The Corporation has available at December 31, 2004 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows (in thousands):

Year of expiration:
  2018......................................................  $  298
  2019......................................................     738
  2020......................................................   1,261
  2021......................................................     522
  2022......................................................     384
  2023......................................................     960
  2024......................................................     725
                                                              ------
                                                              $4,888
                                                              ======

     This credit was established as a result of the restoration and enhancement of the John A. Hand Building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 2004. The Corporation is required to reduce its tax basis in the John A. Hand Building by the amount of the credit.

     Applicable income tax (benefit) expense of ($27,000), $217,000 and $232,000 on securities (losses) gains for the years ended December 31, 2004, 2003 and 2002, respectively, is included in income taxes.

14.  RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2004 and 2003 were $14,500,000 and $13,978,000, respectively. Activity during the year ended December 31, 2004 is summarized as follows (in thousands):

  BALANCE                                          BALANCE
DECEMBER 31,                            OTHER    DECEMBER 31,
    2003       ADVANCES   REPAYMENTS   CHANGES       2004
------------   --------   ----------   -------   ------------
 $13,978        $7,239     $(6,717)      $--       $14,500
  =======       ======     =======       ===       =======

     At December 31, 2004, the deposits of such related parties in the subsidiary banks amounted to approximately $7,141,000.

     In July 1998, prior to its acquisition by the Corporation, Emerald Coast Bancshares, Inc. sold the land and building of its main office building and two branch offices to an entity under the control of certain members of Emerald Coast Bancshares' Board of Directors for their fair value of approximately $3,794,700. The sales were accounted for under a sale-leaseback arrangement. Rental expense under these operating leases amounted to approximately $175,000 in 2002.

     In June 2002, The Bank purchased these properties for their fair value of approximately $3,892,200.

     During 2004, 2003 and 2002, the Corporation received from an affiliated company $180,000 in rental income and, through its real estate management subsidiary, $124,000, $128,000 and $105,000, respectively, in

                     THE BANC CORPORATION AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS -- (CONTINUED)

personnel and management related fees. As of December 31, 2004 and 2003, approximately $44,000 and $59,000, respectively, in receivables were due from the affiliated company. These respective receivables have been paid in full subsequent to December 31, 2004 and 2003 in the normal course of business.

     On September 27, 2002, The Bank sold an undivided 87.5% ownership interest in a $4 million loan that was held in The Bank's portfolio to an entity controlled by a director of the Corporation for $3.5 million. The sale was nonrecourse and no gain or loss was recognized. The loan was paid in full during the second quarter of 2004.

     An insurance agency owned by one of the Corporation's directors received commissions of approximately $180,400, $138,981, and $92,315 from the sale of insurance to the Corporation during 2004, 2003 and 2002, respectively.

     The Corporation believes that all of the foregoing transactions were made on terms and conditions reflective of arms' length transactions

15.  COMMITMENTS AND CONTINGENCIES

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

                                                                  DECEMBER 31
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Commitments to extend credit................................  $135,347   $120,401
Standby letters of credit...................................    24,407     19,045

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

     During 2004, 2003 and 2002, the Corporation settled various litigation matters. The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

16.  BUSINESS COMBINATIONS AND BRANCH SALES

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

                     THE BANC CORPORATION AND SUBSIDIARIES

16.  BUSINESS COMBINATIONS AND BRANCH SALES -- (CONTINUED)

     On March 13, 2003, the Corporation's banking subsidiary sold its Roanoke, Alabama branch, which had assets of approximately $9,800,000 and liabilities of $44,672,000. The Corporation realized a $2,246,000 pre-tax gain on the sale.

     On February 15, 2002, the Corporation acquired 100% of the outstanding common shares of CF Bancshares, Inc. ("CF Bancshares") in a business combination accounted for as a purchase. CF Bancshares was a unitary thrift holding company operating in the panhandle of Florida from Mexico Beach to Apalachicola. As a result of this acquisition, the Corporation expanded its market in the panhandle of Florida and increased its assets in Florida to approximately $100,000,000.

     The total cost of the CF Bancshares acquisition was $15,636,000, which exceeded the fair value of the net assets of CF Bancshares by $7,445,000. The total costs included 16,449 shares of Corporation common stock valued at $109,000. The value of common stock issued was determined based on the average of the last sales price for the 20 consecutive trading days ending three days prior to the special meeting of CF Bancshares shareholders held on November 28, 2001. Of this amount, approximately $2,900,000 consisted of a core deposit intangible which is being amortized over a ten-year period on the straight-line basis. The remaining $4,545,000 consists of goodwill. The Corporation's consolidated financial statements for the year ended December 31, 2002 include the results of operations of CF Bancshares only for the period February 15, 2002 to December 31, 2002.

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

                                                                   FOR THE
                                                                TWELVE-MONTH
                                                                PERIOD ENDED
                                                              DECEMBER 31, 2002
                                                              -----------------
Interest income.............................................      $ 89,364
Interest expense............................................        40,858
                                                                  --------
     Net interest income....................................        48,506
Provision for loan losses...................................        52,669
Noninterest income..........................................        15,293
Noninterest expense.........................................        43,905
                                                                  --------
  Loss before income taxes..................................       (32,775)
Income tax benefit..........................................       (13,399)
                                                                  --------
     Net loss...............................................      $(19,376)
                                                                  ========
     Basic and diluted net loss per common share............      $ ( 1.15)
                                                                  ========

17.  REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiary. Currently, the Corporation and its subsidiary must obtain regulatory approval prior to paying any dividends on our common stock, preferred stock or our trust preferred securities.

     The Corporation and its subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material

                     THE BANC CORPORATION AND SUBSIDIARIES

17.  REGULATORY RESTRICTIONS -- (CONTINUED)

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003 that the Corporation and its subsidiary meet all capital adequacy requirements to which they are subject.

     As of December 31, 2004 and 2003, the most recent notification from the subsidiary's primary regulators categorized the subsidiary as "well capitalized" under the regulatory framework for prompt corrective action. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at December 31, 2004 and 2003 (dollars in thousands):

                                                                                TO BE WELL
                                                            FOR CAPITAL        CAPITALIZED
                                                             ADEQUACY          UNDER PROMPT
                                            ACTUAL           PURPOSES       CORRECTIVE ACTION
                                       ----------------   ---------------   ------------------
                                        AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                       --------   -----   -------   -----   ---------   ------
AS OF DECEMBER 31, 2004
Total Capital (to Risk Weighted
  Assets)
  Corporation........................  $126,288   11.51%  $87,788   8.00%   $109,735    10.00%
  The Bank...........................   123,074   11.37    86,614   8.00     108,268    10.00
Tier 1 Capital (to Risk Weighted
  Assets)
  Corporation........................   110,326   10.05    43,894   4.00      65,841     6.00
  The Bank...........................   110,531   10.21    43,307   4.00      64,961     6.00
Tier 1 Capital (to Average Assets)
  Corporation........................   110,326    7.98    55,292   4.00      69,115     5.00
  The Bank...........................   110,531    8.05    54,915   4.00      68,644     5.00
AS OF DECEMBER 31, 2003
Total Capital (to Risk Weighted
  Assets)
  Corporation........................  $130,048   14.07%  $73,969   8.00%   $ 92,462    10.00%
  The Bank...........................   125,314   13.70    73,151   8.00      91,438    10.00
Tier 1 Capital (to Risk Weighted
  Assets)
  Corporation........................   116,526   12.60    36,985   4.00      55,477     6.00
  The Bank...........................   113,715   12.44    36,575   4.00      54,863     6.00
Tier 1 Capital (to Average Assets)
  Corporation........................   116,526    9.72    47,952   4.00      59,939     5.00
  The Bank...........................   113,715    9.57    47,512   4.00      59,390     5.00

                     THE BANC CORPORATION AND SUBSIDIARIES

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

     Cash and short-term instruments. The carrying amounts of cash and short-term instruments, including interest-bearing deposits in other banks, federal funds sold and short-term commercial paper, approximate their fair value.

     Securities available for sale. Fair values for securities are based on quoted market prices. The carrying values of stock in FHLB and Federal Reserve Bank approximate fair values.

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

     Notes payable. The carrying amount of notes payable approximates its fair values.

     Subordinated debentures. Rates currently available to the Corporation for preferred offerings with similar terms and maturities are used to estimate fair value.

     Interest rate swaps. Fair values for interest rate swaps are based on quoted market prices.

     Limitations. Fair value estimates are made at a specific point of time and are based on relevant market information, which is continuously changing. Because no quoted market prices exist for a significant portion of the Corporation's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

                     THE BANC CORPORATION AND SUBSIDIARIES

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                  DECEMBER 31, 2004      DECEMBER 31, 2003
                                               -----------------------   ------------------
                                                CARRYING       FAIR      CARRYING    FAIR
                                                 AMOUNT       VALUE       AMOUNT     VALUE
                                               ----------   ----------   --------   -------
                                                              (IN THOUSANDS)
Financial assets:
  Cash and due from banks....................  $   23,489   $   23,489   $31,679    $31,679
  Interest-bearing deposits in other banks...      11,411       11,411    11,869     11,869
  Federal funds sold.........................      11,000       11,000        --         --
  Securities available for sale..............     288,308      288,308   141,601    141,601
  Mortgage loans held for sale...............       8,095        8,095     6,408      6,408
  Net loans..................................     922,325      920,746   831,767    830,743
  Stock in FHLB and Federal Reserve Bank.....      11,787       11,787     8,499      8,499
  Accrued interest receivable................       6,237        6,237     5,042      5,042
Financial liabilities:
  Deposits...................................   1,067,206    1,066,102   889,935    912,687
  Advances from FHLB.........................     156,090      161,961   121,090    129,839
  Federal funds borrowed and security
     repurchase agreements...................      49,456       49,456    10,829     10,829
  Notes payable..............................       3,965        3,965     1,925      1,925
  Junior subordinated debentures owed to
     unconsolidated subsidiary trusts........      31,959       33,050    31,959     34,149
  Interest rate swaps........................         218          218        93         93

19.  OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2004      2003      2002
                                                            -------   -------   -------
Professional fees.........................................  $ 3,344   $ 4,147   $ 2,288
Directors fees............................................      191       387       348
Insurance and assessments.................................    2,410     2,631     1,025
Postage, stationery and supplies..........................    1,013       751     1,462
Advertising...............................................      657     1,112       714
Foreclosure losses........................................      967     1,054       837
Other operating expense...................................    5,534     7,740     5,240
                                                            -------   -------   -------
Total.....................................................  $14,116   $17,822   $11,914
                                                            =======   =======   =======

20.  CONCENTRATIONS OF CREDIT RISK

     All of the Corporation's loans, commitments and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type of loan or commitment are set forth in Notes 3 and 15, respectively.

     The Corporation maintains cash balances and federal funds sold at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. At various times throughout the year cash balances held at these institutions will exceed federally

                     THE BANC CORPORATION AND SUBSIDIARIES

20.  CONCENTRATIONS OF CREDIT RISK -- (CONTINUED)

insured limits. The Bank's management monitors these institutions on a quarterly basis in order to determine that the institutions meet "well-capitalized" guidelines as established by the FDIC.

21.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except per share amounts):

                                                            2004      2003       2002
                                                           -------   -------   --------
Numerator:
  Net income (loss)......................................  $ 1,187   $17,499   $(18,401)
  Less preferred dividends...............................     (446)     (219)        --
                                                           -------   -------   --------
  For basic and diluted, net income (loss) applicable to
     common stockholders.................................  $   741   $17,280   $(18,401)
                                                           =======   =======   ========
Denominator:
  For basic, weighted average common shares
     outstanding.........................................   17,583    17,492     16,829
  Effect of dilutive stock options.......................      232       193         --
  Effect of convertible preferred stock..................       --       452         --
                                                           -------   -------   --------
  Average common shares outstanding, assuming dilution...   17,815    18,137     16,829
                                                           =======   =======   ========
Basic net income(loss) per common share..................  $   .04   $   .99   $ ( 1.09)
                                                           =======   =======   ========
Diluted net income(loss) per common share................  $   .04   $   .95   $ ( 1.09)
                                                           =======   =======   ========

     Basic net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on outstanding convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

     Diluted net income (loss) per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 248,000 shares of common stock and the effect of 775,000 convertible preferred stock were not included in computing diluted net income (loss) per share for the years ended December 31, 2002 and 2004, respectively, because their effects were anti-dilutive.

                     THE BANC CORPORATION AND SUBSIDIARIES

22.  PARENT COMPANY

     The condensed financial information (unaudited) for The Banc Corporation (Parent Company only) is presented as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $    135   $  2,209
  Investment in subsidiaries................................   127,098    127,437
  Intangibles, net..........................................       214        214
  Premises and equipment -- net.............................     8,040      5,806
  Other assets..............................................     5,315      3,724
                                                              --------   --------
                                                              $140,802   $139,390
                                                              ========   ========
Liabilities:
  Accrued expenses and other liabilities....................  $  4,339   $  5,384
  Notes payable.............................................     3,965      1,925
  Subordinated debentures...................................    31,959     31,959
Stockholders' equity........................................   100,539    100,122
                                                              --------   --------
                                                              $140,802   $139,390
                                                              ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2004      2003       2002
                                                         -------   -------   --------
STATEMENTS OF OPERATIONS
Income:
  Dividends from subsidiaries..........................  $ 2,576   $    75   $     47
  Interest.............................................       13        19         78
  Other income.........................................    3,397     3,315      2,699
                                                         -------   -------   --------
                                                           5,986     3,409      2,824
Expense:
  Directors' fees......................................       74        45         48
  Salaries and benefits................................    3,219     6,792      3,228
  Occupancy expense....................................      615       654        470
  Interest expense.....................................    2,653     2,600      2,733
  Other................................................      937     1,240        780
                                                         -------   -------   --------
                                                           7,498    11,331      7,259
                                                         -------   -------   --------
Loss before income taxes and equity in undistributed
  earnings (loss) of subsidiaries......................   (1,512)   (7,922)    (4,435)
Income tax benefit.....................................    1,822     2,618      1,730
                                                         -------   -------   --------
Income (loss) before equity in undistributed earnings
  (loss) of subsidiaries...............................      310    (5,304)    (2,705)
Equity in undistributed earnings (loss) of
  subsidiaries.........................................      877    22,803    (15,696)
                                                         -------   -------   --------
Net income (loss)......................................  $ 1,187   $17,499   $(18,401)
                                                         =======   =======   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

22.  PARENT COMPANY -- (CONTINUED)


                                                             YEAR ENDED DECEMBER 31
                                                          -----------------------------
                                                           2004       2003       2002
                                                          -------   --------   --------
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss).......................................  $ 1,187   $ 17,499   $(18,401)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Amortization and depreciation expense.................      213        228        228
  Equity in undistributed (earnings) loss of
     subsidiaries.......................................     (877)   (22,803)    15,696
  Gain on sale of property..............................       --         --        (46)
  (Decrease) increase in other liabilities..............   (1,815)     4,061         39
  (Increase) decrease in other assets...................     (461)    (1,037)       356
                                                          -------   --------   --------
          Net cash used by operating activities.........   (1,753)    (2,052)    (2,128)
INVESTING ACTIVITIES
Purchases of premises and equipment.....................   (2,117)       (37)    (2,264)
Purchase of securities available for sale...............       --         --       (337)
Proceeds from sale of securities available for sale.....       --         --        383
Proceeds from sale of property..........................       --         --        200
Net cash paid in acquisition............................       --         --    (15,172)
Capital contribution to subsidiaries....................       --     (5,000)        --
                                                          -------   --------   --------
          Net cash used in investing activities.........   (2,117)    (5,037)   (17,190)
FINANCING ACTIVITIES
Proceeds from issuance of common stock..................      203        506     19,654
Proceeds from issuance of preferred stock...............       --      6,193         --
Purchase of treasury stock..............................       --         --       (164)
Purchase of ESOP shares.................................       --         --     (2,205)
Proceeds from note payable..............................    2,250      2,100     14,000
Principal payment on note payable.......................     (210)      (175)   (14,000)
Cash dividends paid.....................................     (447)      (219)      (357)
                                                          -------   --------   --------
          Net cash provided by financing activities.....    1,796      8,405     16,928
          Net (decrease) increase in cash...............   (2,074)     1,316     (2,390)
          Cash at beginning of year.....................    2,209        893      3,283
                                                          -------   --------   --------
          Cash at end of year...........................  $   135   $  2,209   $    893
                                                          =======   ========   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

23.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited results of operations for each quarter of 2004 and 2003 follows (in thousands, except per share data):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
2004
  Total interest income........................  $15,494   $16,098   $16,750   $17,818
  Total interest expense.......................    6,569     6,587     7,022     7,945
  Net interest income..........................    8,925     9,511     9,728     9,873
  Provision for loan losses....................       --        --        --       975
  Securities gains (losses)....................      391        37        (4)     (498)
  Gain on sale of branches.....................      739        --        --        --
  Income (loss) before income taxes............    1,547     1,143    (1,315)     (984)
  Net income (loss)............................    1,228     1,064      (830)     (275)
  Basic net income (loss) per share............      .07       .05      (.05)     (.03)
  Diluted net income (loss) per share..........      .07       .05      (.05)     (.03)
2003
  Total interest income........................  $20,953   $20,854   $18,882   $15,524
  Total interest expense.......................    9,576     9,005     7,989     6,918
  Net interest income..........................   11,377    11,849    10,893     8,606
  Provision for loan losses....................    1,200       725     9,250     9,800
  Securities gains (losses)....................       26       637        95      (170)
  Gain on sale of branches.....................    2,246        --    46,018        --
  Income (loss) before income taxes............    4,391     3,444    33,799   (14,958)
  Net income (loss)............................    3,014     2,504    20,275    (8,294)
  Basic net income (loss) per share............      .17       .14      1.16      (.49)
  Diluted net income (loss) per share..........      .17       .14      1.10      (.49)

24.  SUBSEQUENT EVENT

     On January 24, 2005, the Corporation announced that it had entered into a series of agreements setting forth:

     - The employment of C. Stanley Bailey as Chief Executive Officer and a director of the Corporation and its banking subsidiary, C. Marvin Scott as President of the Corporation and its banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the Corporation and its banking subsidiary;

     - The purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share in a private placement consummated simultaneously with the employment of Mr. Bailey, Mr. Scott and Mr. Gardner; and

     - Arrangements under which James A. Taylor would continue to serve as Chairman of the Board of the Corporation and James A. Taylor, Jr. would continue to serve as a director of the Corporation, but would cease to serve as Chief Executive Officer and President, respectively, of the Corporation and as officers and directors of its banking subsidiary.

     The Corporation's employment agreement with Mr. Taylor entitled him to certain payments based on his current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered the Corporation's obligations to make such payments to Mr. Taylor. On January 24, 2005, the Corporation entered into an agreement with Mr. Taylor pursuant to which, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid to Mr. Taylor $3,940,155 on

                     THE BANC CORPORATION AND SUBSIDIARIES

24.  SUBSEQUENT EVENT -- (CONTINUED)

January 24, 2005, $3,152,124 on January 24, 2006, and $788,031 on January 24,
2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by the Corporation for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. The Corporation's obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

     The Corporation's employment agreement with Mr. Taylor, Jr. entitled him to certain payments based on his current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered the Corporation's obligations to make such payments to Mr. Taylor, Jr. On January 24, 2005, the Corporation entered into an agreement with Mr. Taylor, Jr. pursuant to which, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid to Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. The Corporation's obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr.

     The new equity investment described above, which involved gross proceeds of over $7.5 million to the Corporation, will be adequate to allow the Corporation to fulfill its cash payment obligations, net of tax effect, to Mr. Taylor and Mr. Taylor, Jr., and to pay certain other costs of the transactions. Accordingly, the transactions will have a nominal effect on the regulatory capital position of the Corporation and its banking subsidiary. In connection with the transaction, the Corporation expects to recognize after-tax expenses of approximately $7.7 million, or $0.41 per share, in the first quarter of 2005.

     Under Mr. Bailey's, Mr. Scott's and Mr. Gardner's respective employment agreements, the Corporation is obligated to grant, and has granted as of January 24, 2005, options to acquire 711,970 shares of common stock to Mr. Bailey, 355,985 shares to Mr. Scott, and 355,985 shares to Mr. Gardner, for a total of 1,423,940 each at an exercise price of $8.17 per share. Such options have a ten-year term and vest and become exercisable as follows:

     - 50% on April 24, 2005;

     - 20% on the later of (x) the date on which the average closing price per share of the Corporation's common stock over a 15-consecutive-trading-day period (the "Market Value price" is at least $10 but less than $12, and (y) June 29, 2005 (the "Alternate Vesting Date");

     - 15% on the later of (x) the date on which the Market Value price is at least $12 but less than $14, and (y) the Alternate Vesting Date; and

     - 15% on the later of (x) the date on which the Market Value price is at least $14, and (y) the Alternate Vesting Date.

     - To the extent not otherwise vested, on January 24, 2010.

     In addition, on January 24, 2005, the Corporation entered into certain Employment Agreement Standstill Agreements ("standstill agreements") with its chief financial officer and general counsel ("executives"). The management changes described above gave the executives the right to exercise certain provisions under their employment agreements. Under the standstill agreements, the executives have agreed to remain in their present positions and their employment agreements remain in full force. The Corporation and the executives have agreed as part of the standstill agreements to discuss any proposed changes in the executives' continued

                     THE BANC CORPORATION AND SUBSIDIARIES

24.  SUBSEQUENT EVENT -- (CONTINUED)

employment relationship with the Corporation. At any time following the first anniversary of the standstill agreements, if an executive and the Corporation have not reached a new agreement, such executive may terminate his employment for any reason and receive all rights, payments, privileges and benefits currently provided for under his employment agreement. If both executives were to terminate their employment after the first anniversary date, the Corporation would incur a pre-tax expense in the quarter in which such termination occurred ranging from $2.0 to $2.5 million.

25.  SEGMENT REPORTING

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

                                                               ALABAMA     FLORIDA
                                                                REGION      REGION     COMBINED
                                                              ----------   --------   ----------
                                                                        (IN THOUSANDS)
2004
Net interest income.........................................  $   27,362   $ 10,675   $   38,037
Provision for loan losses...................................       3,223     (2,248)         975
Noninterest income..........................................       9,922      1,344       11,266
Noninterest expense(1)......................................      40,876      7,061       47,937
Income tax (benefit) expense................................      (3,739)     2,943         (796)
Net (loss) income...........................................      (3,076)     4,263        1,187
Total assets................................................   1,160,747    262,381    1,423,128
2003
Net interest income.........................................  $   24,995   $ 17,731   $   42,726
Provision for loan losses...................................      12,190      8,785       20,975
Noninterest income..........................................      60,195      2,661       62,856
Noninterest expense(1)......................................      42,989     14,941       57,930
Income tax expense (benefit)................................      10,133       (955)       9,178
Net income (loss)...........................................      19,878     (2,379)      17,499
Total assets................................................     930,887    240,739    1,171,626

                     THE BANC CORPORATION AND SUBSIDIARIES

25.  SEGMENT REPORTING -- (CONTINUED)


                                                               ALABAMA     FLORIDA
                                                                REGION      REGION     COMBINED
                                                              ----------   --------   ----------
                                                                        (IN THOUSANDS)
2002
Net interest income.........................................  $   27,383   $ 20,655   $   48,038
Provision for loan losses...................................      14,133     37,719       51,852
Noninterest income..........................................      11,911      3,212       15,123
Noninterest expense(1)......................................      29,336     13,333       42,669
Income tax benefit..........................................      (1,623)   (11,336)     (12,959)
Net loss....................................................      (2,552)   (15,849)     (18,401)
Total assets................................................     938,633    468,167    1,406,800

---------------

(1) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

26.  PREFERRED STOCK

     In May 2003, the Corporation received $6,193,000 in proceeds, net of issuance costs, from the sale of 62,000 shares of Series A Convertible Preferred Stock. Dividends accrue on the liquidation value of $100 per share at the rate of six-month LIBOR plus 5.75 not to exceed 12.5%. Dividends are noncumulative and reset semi-annually on June 1 and December 1. Each share of Series A Convertible Preferred Stock is convertible at any time beginning June 1, 2008. Such shares shall be convertible into the number of shares of common stock which result from dividing the conversion price at the time of conversion into the liquidation value. The initial conversion price is $8.00 per share. From the date of issuance the Corporation can redeem the preferred stock at the following prices stated as a percentage of the liquidation value: 2003 -- 105%;
2004 -- 104%; 2005 -- 103%; 2006 -- 102%; 2007 -- 101%; 2008 and
thereafter -- 100%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our audit committee engaged Carr, Riggs & Ingram, LLC, to serve as independent auditors with respect to our fiscal year ended December 31, 2004. Carr, Riggs & Ingram, LLC, replaced Ernst & Young LLP, which had previously served as our independent auditors. See Item 4.01 in our Current Report on Form 8-K/A, dated June 14, 2004, which is incorporated herein by reference. This change in independent auditors did not involve any disagreement of a type described in Item 304(a)(1)(iv) or any reportable event of a type described in
Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

     We conducted an evaluation (the "Evaluation") as of the end of the period covered by this annual report of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO. Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

     There were no changes in our internal control over financial reporting identified in connection with the Evaluation during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, subject to the completion of our assessment of such internal control described below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies, in their annual reports on Form 10-K, to provide reports on their management's assessment of such companies' internal control over financial reporting and for such companies' independent registered public accountants to attest to such reports by management. This is our first annual report to which such new requirements apply. In November 2004, the Securities and Exchange Commission issued an exemptive order providing for a 45-day extension for the filing of such reports and attestations by eligible issuers. We have elected to utilize the additional time provided by the SEC, and accordingly, have not included such report and attestation in this annual report. We will file our management's report and attestation in an amendment to this annual report within the 45-day extension period. During the past year, we have spent considerable time and resources in evaluating and testing our internal control over financial reporting, and at this time we are not aware of any material weaknesses in our internal control over financial reporting and related disclosures. However, no assurance can be given that a material weakness will not be discovered between the date we filed this annual report and the date we file the above-described amendment.

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                              REGISTRANT; EXECUTIVE COMPENSATION; SECURITY
                              OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information set forth under the captions "Incumbent Directors and Executive Officers," "Election of Directors," "Certain Information Concerning the Board of Directors and Its Committees," "Director Attendance," "Director Compensation," "Executive Compensation and Other Information," "Security Ownership of Certain Beneficial Owners and Management," "Certain Transactions and Relationships" and "Proposal Number Two -- Ratification of Independent Auditors -- Audit Fees," "-- Audit Related Fees," "-- Tax Fees," and "-- All Other Fees" included in The Banc Corporation's definitive proxy statement to be filed no later than April 30, 2005, in connection with The Banc Corporation's 2005 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Schedules.

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

(b) Exhibits.

     The exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as indicated below.

  (3)-l  --   Restated Certificate of Incorporation of The Banc
              Corporation, filed as Exhibit(3)-l to the Corporation's
              Registration Statement on Form S-4 (Registration No.
              333-58493), is hereby incorporated herein by reference.
  (3)-2  --   Bylaws of The Banc Corporation, filed as Exhibit(3)-2 to The
              Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-58493), is hereby incorporated herein by reference.

  (4)-1  --   Amended and Restated Declaration of Trust, dated as of
              September 7, 2000, by and among State Street Bank and Trust
              Company of Connecticut, National Association, as
              Institutional Trustee, The Banc Corporation, as Sponsor,
              David R. Carter and James A. Taylor, Jr., as Administrators,
              filed as Exhibit(4)-l to The Banc Corporation's Annual
              Report on Form l0-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.
  (4)-2  --   Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
              Company of Connecticut, National Association, filed as
              Exhibit(4)-2 to The Banc Corporation's Annual Report on Form
              10-K for the year ended December 31, 2000, is hereby
              incorporated herein by reference.
  (4)-3  --   Indenture, dated as of September 7, 2000, by and among The
              Banc Corporation as issuer and State Street Bank and Trust
              Company of Connecticut, National Association, as Trustee,
              filed as Exhibit(4)-3 to The Banc Corporation's Annual
              Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
  (4)-4  --   Placement Agreement, dated as of August 31, 2000, by and
              among The Banc Corporation, TBC Capital Statutory Trust II,
              Keefe Bruyette & Woods, Inc., and First Tennessee Capital
              Markets, filed as Exhibit(4)-4 to The Banc Corporation's
              Annual Report on Form 10-K for the year ended December 31,
              2000, is hereby incorporated herein by reference.
  (4)-5  --   Amended and Restated Declaration of Trust, dated as of July
              16, 2001, by and among The Banc Corporation, The Bank of New
              York, David R. Carter, and James A. Taylor, Jr. filed as
              Exhibit(4)-5 to The Banc Corporation's Registration
              Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-6  --   Guarantee Agreement, dated as of July 16, 2001, by The Banc
              Corporation and The Bank of New York filed as Exhibit(4)-6 to The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-7  --   Indenture, dated as of July 16, 2001, by The Banc
              Corporation and The Bank of New York filed as Exhibit(4)-7 to The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-8  --   Placement Agreement, dated as of June 28, 2001, among TBC
              Capital Statutory Trust III, and The Banc Corporation and
              Sandler O'Neill & Partners, L.P. filed as Exhibit(4)-8 to
              The Banc Corporation's Registration Statement on Form S-4
              (Registration No. 333-69734) is hereby incorporated herein by reference.
  (4)-9  --   Stock Purchase Agreement, dated January 24, 2005, between
              The Banc Corporation and the investors named therein, filed as Exhibit 4-1 to The Banc Corporation's Current Report on
              Form 8-K dated January 24, 2004, is hereby incorporated
              herein by reference.
 (4)-10  --   Registration Rights Agreement, dated January 24, 2005,
              between The Banc corporation and the investors named
              therein, filed as Exhibit 4-2 to The Banc Corporation's
              Current Report on Form 8-K dated January 24, 2004, is hereby incorporated herein by reference.
 (10)-1  --   Third Amended and Restated 1998 Stock Incentive Plan of The
              Banc Corporation.
 (10)-2  --   Commerce Bank of Alabama Incentive Stock Compensation Plan,
              filed as Exhibit(4)-3 to The Banc Corporation's Registration
              Statement on Form S-8, dated February 22, 1999 (Registration
              No. 333-72747), is hereby incorporated herein by reference.
 (10)-3  --   The Banc Corporation 401(k) Plan, filed as Exhibit(4)-2 to
              The Banc Corporation's Registration Statement on Form S-8,
              dated January 21, 1999 (Registration No. 333-7953), is
              hereby incorporated herein by reference.
 (10)-4  --   Employment Agreement by and between The Banc Corporation and
              James A. Taylor, filed as Exhibit (10)-1 to The Banc
              Corporation's Quarterly Report on Form 10-Q for quarter
              ended March 31, 2002 is hereby incorporated herein by
              reference.

 (10)-5  --   Deferred Compensation Agreement by and between The Banc
              Corporation and James A. Taylor, filed as Exhibit (10)-2 to
              The Banc Corporation's Registration Statement on Form S-l
              (Registration No. 333-67011), is hereby incorporated herein by reference.
 (10)-6  --   Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
              Form 10-K for the year ended December 31, 2001, is hereby
              incorporated herein by reference.
 (10)-7  --   Employment Agreement, dated as of January 1, 1999, by and
              between The Bank and Marie Swift filed as Exhibit (10)-9 to
              The Banc Corporation's Annual Report on Form 10-K for the
              year ended December 31, 1998, is hereby incorporated herein by reference.
 (10)-8  --   Form of Deferred Compensation Agreement by and between The
              Banc Corporation and the individuals listed on Schedule A
              attached thereto filed as Exhibit (10)-11 to The Banc
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 1999, is hereby incorporated herein by
              reference.
 (10)-9  --   Form of Deferred Compensation Agreement by and between The
              Bank and the individuals listed on Schedule A attached
              thereto filed as Exhibit (10)-11 to The Banc Corporation's
              Annual Report on Form 10-K for the year ended December 31,
              1999, is hereby incorporated herein by reference.
(10)-10  --   Employment Agreement dated as of September 19, 2000, by and between The Banc Corporation and David R. Carter, filed as
              Exhibit (10)-14 to The Banc Corporation's Annual Report on
              Form 10-K for the year ended December 31, 2001, is hereby
              incorporated herein by reference.
(10)-11  --   Employment Agreement, dated as of January 16, 2001, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed February 28, 2002 as Exhibit (10)-13 to The Banc
              Corporation's Registration Statement on Form S-l
              (Registration No. 333-82428) is hereby incorporated herein by reference.
(10)-12  --   The Banc Corporation and Subsidiaries Employee Stock
              Ownership Plan, filed as Exhibit (10)-13 to The Banc
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2002, is hereby incorporated herein by
              reference.
(10)-13  --   Agreement, dated January 24, 2005, between The Banc
              Corporation and James A. Taylor, Sr., filed as Exhibit 10-3 to The Banc Corporation's Current Report on Form 8-K dated
              January 24, 2005, is hereby incorporated herein by
              reference.
(10)-14  --   Agreement, dated January 24, 2005, between The Banc
              Corporation and James A. Taylor, Jr., filed as Exhibit 10-4 to The Banc Corporation's Current Report on Form 8-K dated
              January 24, 2005, is hereby incorporated herein by
              reference.
(10)-15  --   Employment Agreement, dated January 24, 2005, by and between
              The Banc Corporation, The Bank and C. Stanley Bailey, filed as Exhibit 10-5 to The Banc Corporation's Current Report on
              Form 8-K dated January 24, 2005, is hereby incorporated
              herein by reference.
(10)-16  --   Employment Agreement, dated January 24, 2005, by and between
              The Banc Corporation, The Bank and C. Marvin Scott, filed as
              Exhibit 10-6 to The Banc Corporation's Current Report on
              Form 8-K dated January 24, 2005, is hereby incorporated
              herein by reference.
(10)-17  --   Employment Agreement, dated January 24, 2005, by and between
              The Banc Corporation, The Bank and Rick D. Gardner, filed as
              Exhibit 10-7 to The Banc Corporation's Current Report on
              Form 8-K dated January 24, 2005, is hereby incorporated
              herein by reference.
(10)-18  --   Employment Agreement Standstill Agreement dated as of
              January 24, 2005, by and between The Banc Corporation, The
              Bank and David R. Carter.
(10)-19  --   Employment Agreement Standstill Agreement dated as of
              January 24, 2005, by and between The Banc Corporation, The
              Bank and F. Hampton McFadden, Jr.

   (16)  --   Letter from Ernst & Young LLP dated September 21, 2004,
              filed as Exhibit (16)-1 to The Banc Corporation's Current
              Report on Form 8-K/A dated June 14, 2004, is hereby
              incorporated herein by reference.
   (21)  --   Subsidiaries of The Banc Corporation.
 (23)-1  --   Consent of Carr, Riggs & Ingram, LLC
 (23)-2  --   Consent of Ernst & Young LLP.
   (31)  --   Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to Rule 13a-14(a).
   (32)  --   Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to 18 U.S.C. Section 1350.

     (c) Financial Statement Schedules.

     The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under "Financial Statement Schedules" in Part IV,
Item 15(a)(2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BANC CORPORATION

                                          By      /s/ C. Stanley Bailey
                                            ------------------------------------
                                                     C. Stanley Bailey
                                                  Chief Executive Officer

March 16, 2005

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and David R. Carter, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 2004 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ C. Stanley Bailey                  Chief Executive Officer          March 16, 2005
-----------------------------------------------------    (Principal Executive Officer)
                  C. Stanley Bailey

                 /s/ David R. Carter                   Executive Vice President, Chief  March 16, 2005
-----------------------------------------------------    Financial Officer and
                   David R. Carter                       Director (Principal Financial
                                                         and Accounting Officer)

                 /s/ James A. Taylor                   Chairman of the Board            March 16, 2005
-----------------------------------------------------
                   James A. Taylor

             /s/ James Mailon Kent, Jr.                Vice Chairman                    March 16, 2005
-----------------------------------------------------
               James Mailon Kent, Jr.

             /s/ Larry D. Striplin, Jr.                Vice Chairman                    March 16, 2005
-----------------------------------------------------
               Larry D. Striplin, Jr.

                 /s/ K. Earl Durden                    Vice Chairman                    March 16, 2005
-----------------------------------------------------
                   K. Earl Durden

             /s/ James R. Andrews, M.D.                Director                         March 16, 2005
-----------------------------------------------------
               James R. Andrews, M.D.

                  /s/ Roger Barker                     Director                         March 16, 2005
-----------------------------------------------------
                    Roger Barker




               /s/ W. T. Campbell, Jr.                 Director                         March 16, 2005
-----------------------------------------------------
                 W. T. Campbell, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
             /s/ Thomas E. Jernigan, Jr.               Director                         March 16, 2005
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

                /s/ Randall E. Jones                   Director                         March 16, 2005
-----------------------------------------------------
                  Randall E. Jones

              /s/ Ronald W. Orso, M.D.                 Director                         March 16, 2005
-----------------------------------------------------
                Ronald W. Orso, M.D.

                 /s/ Harold W. Ripps                   Director                         March 16, 2005
-----------------------------------------------------
                   Harold W. Ripps

                 /s/ Jerry M. Smith                    Director                         March 16, 2005
-----------------------------------------------------
                   Jerry M. Smith

               /s/ Michael E. Stephens                 Director                         March 16, 2005
-----------------------------------------------------
                 Michael E. Stephens

                   /s/ Marie Swift                     Director                         March 16, 2005
-----------------------------------------------------
                     Marie Swift

              /s/ James A. Taylor, Jr.                 Director                         March 16, 2005
-----------------------------------------------------
                James A. Taylor, Jr.