Form 10-K/A
period 2004-12-31
BANC CORP
filed 2005-03-17
CIK 1065298

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2005 annual meeting of stockholders that will be filed no later than April 30, 2005.
================================================================================

                                EXPLANATORY NOTE


         We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to correct the caption on Exhibit (23)-1, which is refiled with this Amendment No. 1. As required by Rule 12b-15 under the Securities Exchange Act of 1934, we are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer. No other information in our Annual Report on Form 10-K is amended or updated by this Amendment No. 1.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.


(b)      Exhibits

         The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this Annual Report on Form 10-K as indicated below.


(23)  - 1         Consent of Carr, Riggs & Ingram, LLC

(31)              Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to Rule 13a-14(a).

(32)              Certifications of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THE BANC CORPORATION



                                        By   /s/David R. Carter
                                           ------------------------------
                                             David R. Carter
                                             Executive Vice President and
                                             Chief Financial Officer

March 17, 2005



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  SIGNATURE                                        TITLE                              DATE
                  ---------                         ----------------------------------          ---------------
                      *                                   Chief Executive Officer
--------------------------------------------           (Principal Executive Officer)             March 17, 2005
              C. Stanley Bailey

                                                         Executive Vice President,
                                                        Chief Financial Officer and
             /s/David R. Carter                      Director (Principal Financial and
--------------------------------------------                Accounting Officer)
               David R. Carter                                                                   March 17, 2005

                      *
--------------------------------------------
               James A. Taylor                             Chairman of the Board                 March 17, 2005

                      *
--------------------------------------------
           James Mailon Kent, Jr.                              Vice Chairman                     March 17, 2005

                      *
--------------------------------------------
           Larry D. Striplin, Jr.                              Vice Chairman                     March 17, 2005

                      *
--------------------------------------------
               K. Earl Durden                                  Vice Chairman                     March 17, 2005

                      *
--------------------------------------------
           James R. Andrews, M.D.                                Director                        March 17, 2005

                      *
--------------------------------------------
                Roger Barker                                     Director                        March 17, 2005

                      *
--------------------------------------------
             W. T. Campbell, Jr.                                 Director                        March 17, 2005

                      *
--------------------------------------------
           Thomas E. Jernigan, Jr.                               Director                        March 17, 2005

                      *
--------------------------------------------
              Randall E. Jones                                   Director                        March 17, 2005

                      *
--------------------------------------------
            Ronald W. Orso, M.D.                                 Director                        March 17, 2005

                      *
--------------------------------------------
               Harold W. Ripps                                   Director                        March 17, 2005

                      *
--------------------------------------------
               Jerry M. Smith                                    Director                        March 17, 2005

                      *
--------------------------------------------
             Michael E. Stephens                                 Director                        March 17, 2005

                      *
--------------------------------------------
                 Marie Swift                                     Director                        March 17, 2005

                      *
--------------------------------------------
            James A. Taylor, Jr.                                 Director                        March 17, 2005



* By         /s/David R. Carter
    ----------------------------------------
         David R. Carter
         Attorney-in-Fact