Form 10-K/A
period 2004-12-31
BANC CORP
filed 2005-05-02
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference in this Amendment No. 2 on Form 10-K/A to Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to:

     - Amend the information previously reported under Item 9A to include our report on management's assessment of our internal control over financial reporting and the report of our independent registered public accountants attesting to such report, pursuant to the Securities and Exchange Commission's exemptive order allowing eligible issuers an extension of time to file such reports and attestations.

     - Provide the information required under Items 10, 11, 12, 13 and 14 of Form 10-K. In the original filing of our Form 10-K for the fiscal year ended December 31, 2004, we indicated that such information would be incorporated by reference from the proxy statement relating to our 2005 Annual Meeting of Stockholders. While such information will also be contained in the proxy statement, such information is filed herewith and will not be incorporated by reference from the proxy statement.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, we are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer. No other information in our Annual Report on Form 10-K is amended or updated by this Amendment No. 2.

                                    PART II

ITEM 9A.  CONTROLS AND PROCEDURES.

CEO AND CFO CERTIFICATION

     Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 9A should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies, in their annual reports on Form 10-K, to provide reports on their management's assessment of such companies' internal control over financial reporting and for such companies' independent registered public accountants to attest to such reports by management. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that

     - Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Our management has implemented a process to monitor and assess both the design and operating effectiveness of our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future financial reporting periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

     Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, management has conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth for effective internal control over financial reporting as described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such review, evaluation and assessment, our management believes that we maintained effective internal control over financial reporting as of December 31, 2004.

     Our independent registered public accounting firm, Carr, Riggs & Ingram LLC, has issued an attestation report on such management's assessment, which is set forth below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Banc Corporation:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Banc Corporation and Subsidiaries (Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that The Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended of The Corporation, and our report dated March 15, 2005, expressed an unqualified opinion.

/s/ Carr, Riggs & Ingram, LLC

Montgomery, Alabama
April 20, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of internal control over financial reporting as of December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information about our directors and executive officers:

NAME                                        AGE       POSITION WITH THE BANC CORPORATION
----                                        ---       ----------------------------------
James R. Andrews, M.D. ...................  62    Director
C. Stanley Bailey.........................  56    Director, Chief Executive Officer
Roger Barker(1)(2)(3).....................  58    Director
Duane K. Bickings.........................  53    Chief Credit Officer
W. T. Campbell, Jr. ......................  58    Director
David R. Carter...........................  53    Director, Executive Vice President and
                                                  Chief Financial Officer
K. Earl Durden............................  66    Director, Vice Chairman
Rick D. Gardner...........................  45    Chief Operating Officer
Thomas E. Jernigan, Jr.(1)................  40    Director
Randall E. Jones..........................  50    Director
James Mailon Kent, Jr.(1).................  64    Director, Vice Chairman
F. Hampton McFadden, Jr. .................  42    Executive Vice President, General Counsel
                                                  and Secretary
Ronald W. Orso, M.D. .....................  59    Director
Harold W. Ripps...........................  66    Director
C. Marvin Scott...........................  55    President
Jerry M. Smith(2)(3)......................  65    Director
Michael E. Stephens(2)(3).................  61    Director
Larry D. Striplin, Jr. ...................  75    Director, Vice Chairman
Marie Swift...............................  63    Director
James A. Taylor...........................  62    Director, Chairman of the Board
James A. Taylor, Jr. .....................  40    Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

     James R. Andrews, M.D. has practiced as an orthopedic surgeon specializing in sports-related injuries for over 25 years. He has been a director of The Banc Corporation since September 1998. Dr. Andrews also served on the Board of Directors of HealthTronics Surgical Services, Inc., a publicly traded provider of surgical services, through 2004, and previously served as Chairman of the Board and President of Aloha Racing Foundation, an America's Cup racing syndicate, which was liquidated in bankruptcy.

     C. Stanley Bailey joined The Banc Corporation as Chief Executive Officer and a Director in January 2005. During 2004, he was Chairman and Chief Executive Officer of Silver Acquisition Corp., Overland Park, Kansas. Mr. Bailey was founder, chairman and chief executive officer of Superior Financial Corp., Little Rock, Arkansas, a financial services company that was the parent company of Superior Bank, from late 1997 until the sale of the company in late 2003. From 1971 through 1997, he served in various executive management positions with AmSouth Bancorporation, Birmingham, Alabama and Hancock Holding Company, Gulfport, Mississippi, a bank holding company.

     Roger Barker has been Vice President and Chief Financial Officer of the Buffalo Rock Company, a distributor and bottler of soft drink products, for over five years. He has been a director of The Banc Corporation since December 2003 and has served as a director of The Bank since 1998.

     Duane K. Bickings joined The Banc Corporation as Chief Credit Officer in January 2005. He served as a consultant to The Banc Corporation during 2004 and early 2005. Mr. Bickings served as Chief Credit Officer of Superior Financial Corp. from 2001 through 2003. He held various management positions with Bank of America and predecessors from 1979 until 2001.

     W. T. Campbell, Jr. is a practicing attorney with the firm of Campbell and Douglas in Sylacauga, Alabama, with over 30 years of experience. He has been a director of The Banc Corporation since October 1998.

     David R. Carter has been Executive Vice President and Chief Financial Officer of The Banc Corporation since September 1998, and also served as President and Chief Executive Officer of The Bank from December 2002 until January 2005. Mr. Carter has served as a director of The Banc Corporation since December 1998. From 1981 through 1997, he served in various executive management positions with Trustmark, a Jackson, Mississippi-based bank holding company, and Roxco, Ltd., a regional construction company.

     K. Earl Durden is the Chairman and Chief Executive Officer and a director of Rail Management Corporation, where he has been an officer and director since 1980. Mr. Durden also serves as Chairman and a director of the following companies: Copper Basin Railway, Inc., KWT Railway, Galveston Railway, Inc. and Grizzard Transfer, Inc., a small trucking company. He currently serves as a Vice Chairman of the Board of Directors and has been a director of The Banc Corporation since December 1998.

     Rick D. Gardner joined The Banc Corporation as Chief Operating Officer in January 2005. During 2004, he was Chief Operating Officer of Silver Acquisition Corp., Overland Park, Kansas. Mr. Gardner was an officer of Superior Financial Corp. from 1998 through late 2003, serving as Chief Administrative Officer and, previously, as Chief Financial Officer. From 1981 through 1998, he served, first, as an accountant with Grant Thornton and then in various executive management positions with Metmor Financial, Overland Park, Kansas, and First Commercial Mortgage Company, Little Rock, Arkansas.

     Thomas E. Jernigan, Jr. has been the President of Marathon Corporation, a privately held investment management company based in Birmingham, Alabama, for over five years. He has been a director of The Banc Corporation since September 1998.

     Randall E. Jones is the owner and President of Randy Jones Insurance Agency, Inc., representing Nationwide Insurance Company since 1978. He has been a director of The Banc Corporation since November 1998.

     James Mailon Kent, Jr. has been the owner of Mailon Kent Insurance Agency in Birmingham, Alabama for over 20 years. He has been a director of The Banc Corporation since September 1998 and has served as Vice Chairman since December 1998.

     F. Hampton McFadden, Jr. has served as Executive Vice President, General Counsel and Secretary of The Banc Corporation and The Bank since January 2001. For more than five years prior to joining The Banc Corporation, Mr. McFadden was engaged in the private practice of law in Birmingham, Alabama, most recently as a member of the law firm now known as Haskell Slaughter Young & Rediker, LLC.

     Ronald W. Orso, M.D. has practiced in the field of obstetrics and gynecology for over 25 years. He has been a director of The Banc Corporation since September 1998.

     Harold W. Ripps founded and has been an executive of The Rime Companies, Birmingham, Alabama, a real estate development, construction and management firm, since 1969. He has been a director of The Banc Corporation since September 1998. He has served as a trustee of Colonial Properties Trust Diversified REIT since 1995.

     C. Marvin Scott joined The Banc Corporation as President in January 2005. During 2004, he was President of Silver Acquisition Corp., Overland Park, Kansas. Mr. Scott served as President and Chief Operating Officer of Superior Financial Corp. from April 1998 through late 2003. From 1971 through 1997, he served in various executive management positions with Crestar, a Richmond, Virginia-based bank holding corporation, AmSouth Bank and Hancock Holding Company.

     Jerry M. Smith has been Chairman and President of First National Bank of Alachua in Alachua, Florida since 1971. He has been a director of The Banc Corporation since September 1999. Mr. Smith is also a director of the Federal Reserve Bank of Atlanta -- Jacksonville Branch and Independent Bankers' Bank of Florida in Orlando, Florida.

     Michael E. Stephens has been a private investor for more than five years and is the Chairman and Chief Executive Officer of S Enterprises, Inc., Indian Springs, Alabama. He has been a director of The Banc Corporation since September 1998.

     Larry D. Striplin, Jr. is Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Circle 'S' Industries, Inc., both located in Birmingham, Alabama. He has been a director of The Banc Corporation since September 1998. Mr. Striplin is a director of Kulicke & Soffa Industries, Inc., a publicly traded manufacturer of electronic equipment, and served as a director of HEALTHSOUTH Corporation, a publicly traded healthcare services company, from 1999 until April 2004.

     Marie Swift served as Executive Vice President of The Bank -- Birmingham from September 2003 until her retirement in 2005. She previously served as President of The Bank-Warrior from January 1998 until September 2003. She has been a director of The Banc Corporation since September 1998.

     James A. Taylor has been a private investor since January 2005. He has been Chairman of the Board of The Banc Corporation since its incorporation in 1998 and also served as Chief Executive Officer from 1998 until January 2005 and as President in 1998 and from February 1999 until September 2000. From 1981 through 1998, he served in various executive management positions with Alabama National BanCorporation and its predecessors and Warrior Capital Corporation. Mr. Taylor is also a director of Southern Energy Homes, Inc., a producer of manufactured housing, and SAL Trust Preferred Fund I, a closed-end investment company. Mr. Taylor is the father of James A. Taylor, Jr., a director of The Banc Corporation.

     James A. Taylor, Jr. has been a private investor since January 2005. He was President and Chief Operating Officer of The Banc Corporation from September 2000 until January 2005 and previously served as Executive Vice President, General Counsel and Secretary of The Banc Corporation and The Bank from September 1998 until September 2000. Mr. Taylor has served as a director of The Banc Corporation since December 1998. Prior to that, beginning in 1991, he was in private practice with a law firm in Birmingham, Alabama, serving as outside general counsel to a publicly held bank holding company and then was a senior legal officer for another publicly held company. Mr. Taylor is the son of James
A. Taylor, Chairman of the Board of The Banc Corporation.

CERTAIN INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

     The Board of Directors held a total of five meetings during 2004 and acted by unanimous written consent twice during 2004. During 2004, each of the directors attended at least 80% of the aggregate of (i) the total number of Board of Directors' meetings and (ii) the total number of meetings held by all Board committees on which he or she served during the period for which he or she was serving as a director or committee member. The Board of Directors has determined that the following nine directors are "independent directors" under Rule 4200 of the NASDAQ Stock Market Marketplace Rules: Messrs. Barker, Jernigan, Jones, Kent, Ripps, Stephens and Striplin and Drs. Andrews and Orso. While there is no policy requiring their attendance, directors are encouraged to attend the Annual Meeting of Stockholders. Six members of the Board of Directors attended the 2004 Annual Meeting.

     The Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

AUDIT COMMITTEE

     The Audit Committee is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. Among other things, the Audit Committee is responsible for the appointment, retention, compensation and oversight of our independent auditors, reviews significant audit and accounting policies and practices, meets with our independent auditors concerning, among other things, the scope of audits and reports, approves the provision of services by our independent auditors and reviews the performance of overall accounting and financial controls. The Audit Committee currently consists of Messrs. Barker, Jernigan, Jr. and Kent. During 2004, there were nine meetings of the Audit Committee.

     Each of the members of the Audit Committee is an independent director, as defined under NASDAQ Rule 4200, and meets the standards required by Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Barker qualifies as an "audit committee financial expert", under the Rules of the Securities and Exchange Commission. In January 2004, the Board of Directors adopted a revised Audit Committee Charter, a copy of which was attached as Appendix A to the Proxy Statement relating to our 2004 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

     The Compensation Committee is responsible for reviewing the performance of all of our officers and recommending to the Board of Directors annual salary and bonus amounts for them. The Compensation Committee also administers the Third Amended and Restated 1998 Incentive Stock Plan of The Banc Corporation and the Commerce Bank of Alabama Stock Option Plan. The Compensation Committee currently comprises Messrs. Barker, Smith and Stephens, all of whom are independent directors as defined under NASDAQ Rule 4200. During 2004, the Compensation Committee held four meetings.

NOMINATING COMMITTEE

     The Nominating Committee recommends to the Board of Directors and evaluates potential candidates to serve as directors of The Banc Corporation. The Nominating Committee was established in March 2004 and consists of Messrs. Barker, Smith and Stephens. Each of the members of the Nominating Committee is an independent director, as defined under NASDAQ Rule 4200. The Nominating Committee met once during 2004.

     The Nominating Committee has a written charter, adopted by the Board in March 2004, which was attached as Appendix B to the Proxy Statement relating to our 2004 Annual Meeting of Stockholders. The Nominating Committee is charged with developing and recommending criteria to be considered in identifying and evaluating potential candidates to serve as directors of The Banc Corporation as well as establishing policies and procedures for identifying, recruiting, interviewing and recommending to the Board qualified candidates to serve as directors. The Committee will also develop and recommend to the Board criteria to be used in reviewing and evaluating candidates recommended by shareholders of The Banc Corporation and is responsible for reviewing and evaluating such candidates and making recommendations to the Board. The Nominating Committee is currently developing such criteria, policies and procedures.

DIRECTOR COMPENSATION

     All non-employee directors receive $1,500 compensation for each meeting of the board attended and a retainer of $1,500 per quarter for serving as directors. In addition, all non-employee directors who are members of standing or ad hoc committee of the Board of Directors receive $100 per committee meeting. Directors are eligible to receive grants of stock options and restricted stock under the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation.

     The following directors have entered into Deferred Compensation Agreements with us originally effective as of September 1, 1999: Andrews, Campbell, Carter, Durden, Jernigan, Jr., Jones, Kent, Orso, Ripps, Stephens, Striplin, Swift, Taylor and Taylor, Jr. Directors Taylor, Kent and Jernigan also have Deferred Compensation Agreements with The Bank. With the exception of the agreements relating to Mr. Taylor,

Mr. Taylor, Jr. and Mr. Carter, these agreements provide that we will establish and fund investments in a Deferral Account for the director as provided in the agreements. Upon termination of a director's service other than by reason of death or following a change in control, we will pay the director within 60 days of termination the amount equal to the Deferral Account Balance. If the director is terminated following a change in control, we must pay the director the primary and secondary benefits. The primary benefit is the Deferral Account balance at the end of the plan year immediately preceding the director's termination of service, which is payable to the director in ten equal annual installments. The secondary benefit is the amount equal to the growth in the Deferral Account and must be paid within 60 days of the end of each plan year. The agreements relating to Mr. Taylor, Mr. Taylor, Jr. and Mr. Carter were amended in 2004 to provide for payment of a defined benefit based on then-current projections rather than the variable benefit applicable to the other directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish The Banc Corporation with copies of all Section 16(a) forms that they file. Based on a review of the copies of the forms furnished to us, or written representations that no reports on Form 5 were required, we believe that during 2004, all of our officers, directors and greater-than-10% beneficial owners complied with all applicable filing requirements except Roger
D. Barker, an outside director. Due to an inadvertent error in obtaining his electronic filing codes from the Securities and Exchange Commission, Mr. Barker did not timely file his Form 3, which was due in December 2003, and a report on Form 4 due June 17, 2004, relating to grants of stock options covering an aggregate of 5,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     Executive Officer Compensation. The following table presents certain information concerning compensation paid or accrued for services rendered to The Banc Corporation in all capacities during the years ended December 31, 2004, 2003 and 2002, for our chief executive officer and our other most highly compensated executive officers whose total annual salary and bonus in the last fiscal year exceeded $100,000. These executive officers are referred to collectively as the "named executive officers." Mr. Taylor and Mr. Taylor, Jr. ceased to be executive officers of The Banc Corporation in January 2005.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                                                                        AWARDS
                                              ANNUAL COMPENSATION              ------------------------
                                   -----------------------------------------   RESTRICTED   SECURITIES
NAME AND PRINCIPAL                                            OTHER ANNUAL       STOCK      UNDERLYING     ALL OTHER
POSITION HELD               YEAR   SALARY ($)   BONUS ($)    COMPENSATION(1)   AWARDS(2)    OPTIONS (#)   COMPENSATION
------------------          ----   ----------   ----------   ---------------   ----------   -----------   ------------
James A. Taylor...........  2004    $500,480            --      $127,080              --       85,000       $158,459(3)
  Chairman of the Board
  and                       2003     469,120    $1,117,000       157,444              --           --       $157,763(3)
  Chief Executive Officer   2002     456,154            --       124,698        $350,000      100,000       $459,026(4)
James A. Taylor, Jr. .....  2004    $354,200    $   75,000      $ 61,731              --       45,000
  President and Chief       2003     354,085    $  100,000        37,733              --           --
  Operating Officer and     2002     333,200            --        36,495        $105,000       50,000
  Director
David R. Carter...........  2004    $292,200    $   60,000      $ 21,789              --       30,000
  Executive Vice
  President,                2003     292,084    $  100,000        23,113              --           --
  Chief Financial Officer   2002     272,200            --        36,290        $105,000       20,000
  and Director
F. Hampton McFadden,
  Jr. ....................  2004    $264,000    $   50,000      $ 23,862              --       25,000
  Executive Vice
  President,                2003     263,885    $   35,000        29,490              --           --
  General Counsel and       2002     246,000            --        20,651              --       10,000
  Secretary

---------------

(1) Represents the dollar value of insurance premiums we paid with respect to life, health, dental and disability insurance, an automobile allowance, imputed income from deferred compensation and other fringe benefits for the benefit of the named executive officer.
(2) These restricted stock awards were approved by the Board of Directors in 2001 but were not granted until April 2002. The awards vest in three equal installments on April 1, 2005, April 1, 2006 and April 1, 2007. The amounts shown in the table reflect the market value at date of grant. Dividends are paid on restricted shares. The following table provides information about the restricted shares as of December 31, 2004:

                                                 AGGREGATE NUMBER OF       VALUE BASED ON YEAR
NAME                                            RESTRICTED SHARES HELD   END STOCK PRICE ($8.23)
----                                            ----------------------   -----------------------
James A. Taylor...............................          50,000                  $411,500
James A. Taylor, Jr. .........................          15,000                  $123,450
David R. Carter...............................          15,000                  $123,450

(3) Payment of insurance premiums on Mr. Taylor's key man life insurance policy maintained by The Banc Corporation.
(4) During the first quarter of 2002, The Banc Corporation transferred to Mr. Taylor a 50% interest in the key man life insurance policy The Banc Corporation maintains on Mr. Taylor. This amount includes the cash value of 50% of the insurance policy transferred to Mr. Taylor during the first quarter of 2002, 50% of the cost of the insurance policy premiums plus a "gross-up" payment to make the transaction tax neutral to Mr. Taylor. Mr. Taylor had no life insurance policy prior to this transfer even though his employment agreements beginning in 1997 have provided for a life insurance policy. These amounts were non-cash compensation.

     Option Grants in 2004. The following table contains information concerning the grant of stock options under the Third Amended and Restated 1998 Stock Incentive Plan, and the Commerce Bank of Alabama Incentive Stock Option Plan to the named executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              ALTERNATIVE TO
                                           INDIVIDUAL GRANTS                                   (F) AND (G):
                                    -------------------------------                             GRANT DATE
                                     NUMBER OF     PERCENT OF TOTAL                               VALUE
                                     SECURITIES      OPTIONS/SARS                             --------------
                                     UNDERLYING       GRANTED TO      EXERCISE                  GRANT DATE
                                    OPTIONS/SARS     EMPLOYEES IN      PRICE     EXPIRATION   PRESENT VALUE
NAME                                GRANTED (#)    FISCAL YEAR (1)     ($/SH)       DATE          ($)(2)
----                                ------------   ----------------   --------   ----------   --------------
James A. Taylor...................     85,000           16.80%         $6.25      6/15/14        $268,600
James A. Taylor, Jr. .............     45,000            8.89%          6.25      6/15/14         142,200
David R. Carter...................     30,000            5.93%          6.25      6/15/14          94,800
F. Hampton McFadden, Jr. .........     25,000            4.94%          6.25      6/15/14          79,000

---------------

(1) We granted options to purchase 506,000 shares of common stock to our employees and directors during 2004.
(2) The fair value of the options granted was based upon the Black-Scholes pricing model. The Banc Corporation used the following weighted average assumption for 2004: a risk free interest rate of 4.56%, a volatility factor of .32%, a weighted average life of options of 7 years and a dividend yield of 0%.

     Aggregated Option Exercises in 2004 and Option Values at Year End. The following table provides information with respect to options exercised by the named executive officers during 2004 and the number and value of securities underlying unexercised options held by the named executive officers at December 31, 2004.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                           YEAR-END OPTION/SAR VALUES

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED           IN-THE-MONEY
                                 SHARES       VALUE      OPTIONS/SARS AT FISCAL          OPTIONS/SARS AT
                              ACQUIRED ON    REALIZED         YEAR-END (#)             FISCAL YEAR-END ($)
NAME                          EXERCISE (#)     ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                          ------------   --------   -------------------------   -------------------------
James A. Taylor.............          --     $     --        320,000/80,000              $488,150/85,600
James A. Taylor, Jr. .......          --           --        142,000/33,000              $221,510/31,740
David R. Carter.............          --           --        109,000/21,000              $181,730/25,020
F. Hampton McFadden, Jr. ...          --           --         87,000/18,000              $151,740/26,960

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information as of December 31, 2004, relating to our equity compensation plans pursuant to which grants of options, restricted stock units or other rights to acquire shares may be granted in the future.

                                                                                         NUMBER OF SHARES
                                                                                      REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                         TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                            EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                           WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
-------------                           --------------------   --------------------   -----------------------
                                                (A)                    (B)                      (C)
Equity Compensation Plans Approved by
  Security Holders(1).................       1,625,500                $6.75                   702,991
Equity Compensation Plans not Approved
  by Security Holders(2)..............          29,009                $6.24                        --
                                             ---------                -----                   -------
Total.................................       1,654,509                $6.63                   702,991
                                             =========                -----                   -------

---------------

(1) This number excludes 142,500 shares of restricted stock granted under the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation.
(2) Shares authorized and issued under the Commerce Bank of Alabama Stock Option Plan, which we assumed in the merger with Commerce Bank of Alabama in November 1998. We do not intend to grant any additional options under this plan.

     Third Amended and Restated 1998 Stock Incentive Plan. The objectives of the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation are to further our growth and development by (i) encouraging selected participants who contribute or are expected to contribute materially to our success to obtain shares of our common stock and to encourage them to promote our best interests and (ii) affording us a means of attracting qualified personnel. The plan authorizes the grant of incentive stock options, nonqualified stock options and other awards, including stock appreciation rights, restricted stock and performance shares. The plan covers 2,500,000 shares of our common stock. As of December 31, 2004, the Compensation Committee has granted options to purchase 1,625,500 shares of our common stock and restricted stock awards covering 142,500 shares of our common stock which remain outstanding. Those shares may be, in whole or in part, authorized but unissued shares or issued shares that we have reacquired.

     Our Compensation Committee, which administers the Third Amended and Restated 1998 Stock Incentive Plan, may grant options or other awards to employees, officers, directors, consultants, agents, independent contractors and other persons who contributed or are expected to contribute materially to our success. The Compensation Committee, subject to the approval of the board of directors and the provisions of the plan, has full power to determine the types of awards to be granted, to select the individuals to whom awards will be granted, to fix the number of shares that each optionee may purchase, to set the terms and conditions of each option, and to determine all other matters relating to the plan.

     The Commerce Bank of Alabama Stock Incentive Compensation Plan. We assumed the Commerce Bank of Alabama Incentive Compensation Plan in our acquisition of Commerce Bank of Alabama on November 6, 1998. This plan authorized the grant of incentive and nonqualified options to purchase common stock of The Banc Corporation. As of December 31, 2004, there were options outstanding under this plan to purchase 29,009 shares of common stock at a price of $6.24 per share. We have not granted and do not intend to grant any additional options under this plan.

EMPLOYMENT AGREEMENTS

     C. Stanley Bailey. Mr. Bailey and The Banc Corporation have entered into an Employment Agreement, dated January 24, 2005, under which The Banc Corporation has agreed to employ Mr. Bailey as Chief Executive Officer of The Banc Corporation and The Bank for a term expiring January 31, 2008. The Employment Agreement automatically renews for successive one-year extensions on each anniversary of the commencement of the term unless either party gives the other 30 days' prior written notice of nonrenewal. Under the Employment Agreement, Mr. Bailey is entitled to an initial base salary at the annual rate of $400,000 per year and to an annual target bonus of 50% of his base salary, subject to the achievement of agreed-upon performance goals. Mr. Bailey is also entitled to participate in other bonus or long-term incentive plans applicable to similarly situated executive officers, and to participate in such insurance, medical and other employee benefit plans as may be provided to such executive officers. The Banc Corporation is also required to provide Mr. Bailey with certain other benefits, including a term life insurance policy in the amount of at least $1 million, an automobile and customary automobile-related benefits, and initiation fees, dues and assessments for approved club memberships, and to pay certain relocation expenses. The agreement restricts Mr. Bailey's ability to engage in various activities competitive with The Banc Corporation's business for one year after Mr. Bailey ceases to be employed by The Banc Corporation.

     If Mr. Bailey's employment is terminated other than for Cause (as defined) or as a result of his death or disability, or if Mr. Bailey terminates the agreement as a result of certain adverse changes in his functions, duties or responsibilities or of another material breach by The Banc Corporation of its obligations, Mr. Bailey is entitled to continued compensation at the then-current rate (including bonus compensation) for the then-remaining term of the agreement, provided that Mr. Bailey may elect to receive such payment in a lump sum discounted to present value using a 6% discount rate, and to the continuation of other benefits during such remaining term. If Mr. Bailey's employment is terminated as a result of his disability, he is entitled to continued compensation at his then-current rate (including bonus compensation) and the continuation of other benefits for one year. If Mr. Bailey's employment by The Banc Corporation is terminated within two years following a Change in Control (as defined), other than for Cause or as a result of his death, disability or retirement, or if Mr. Bailey terminates such employment following the occurrence of specified events within two years after a Change in Control, Mr. Bailey will be entitled to receive a lump sum payment equal to three times the sum of (i) his then-current base salary plus (ii) the target bonus he would have been entitled to receive, and he will be entitled to receive other benefits specified in the agreement. In addition, he will be entitled to a gross-up payment equal to the amount of any excise taxes imposed upon him as a result of such payments upon termination following a Change in Control.

     The agreement obligates The Banc Corporation to appoint Mr. Bailey to the Board of Directors of The Banc Corporation, and further provides that Mr. Bailey will be appointed as Chairman of the Board of The Banc Corporation at such time, if any, as James A. Taylor ceases to serve as Chairman of the Board.

     C. Marvin Scott and Rick D. Gardner. Mr. Scott and Mr. Gardner have entered into employment agreements with The Banc Corporation and the Bank providing for terms substantially identical to those described above with respect to Mr. Bailey, except that (a) Mr. Scott's initial annual base salary is $300,000 and Mr. Gardner's initial annual base salary is $250,000; (b) The Banc Corporation is obligated to provide term life insurance policies to Mr. Scott in the amount of $750,000 and to Mr. Gardner in the amount of $600,000; and (c) each of Mr. Scott and Mr. Gardner will be appointed as a director of The Banc Corporation effective on or before December 31, 2005, if then permitted by the NASDAQ Stock Market Marketplace Rules, or, if not so permitted on or before December 31, 2005, then as soon thereafter as is permitted by the NASDAQ Stock Market Marketplace Rules.

     Stock Option Grants to Messrs. Bailey, Scott and Gardner. Under their respective employment agreements, The Banc Corporation is obligated to grant, and has granted as of January 24, 2005, options to acquire 711,970 shares of common stock to Mr. Bailey, 355,985 shares to Mr. Scott, and 355,985 shares to Mr. Gardner, each at an exercise price of $8.17 per share, the market price on the date of grant. Such options have a ten-year term. Such options vest and become exercisable as follows:

     - 50% on April 24, 2005;

     - 20% on the later of (x) the date on which the average closing price per share of The Banc Corporation common stock over a 15-consecutive-trading-day period (the "Market Value price") is at least $10 but less than $12, and (y) June 29, 2005 (the "Alternate Vesting Date");

     - 15% on the later of (x) the date on which the Market Value price is at least $12 but less than $14, and (y) the Alternate Vesting Date; and

     - 15% on the later of (x) the date on which the Market Value price is at least $14, and (y) the Alternate Vesting Date.

     - To the extent not otherwise vested, on January 24, 2010.

     If an executive's employment is terminated for any reason other than (i) voluntarily by the executive (other than after a Change in Control) or (i) by The Banc Corporation with Cause, (a) the portion of such options that becomes vested on April 24, 2005 will immediately vest, to the extent not previously vested, (b) if the Alternate Vesting Date has not occurred but any Market Value price has been reached, the shares that would vest upon attainment of such Market Value price will be immediately vested notwithstanding that the Alternate Vesting Date has not yet occurred, and (c) vesting will continue through any remaining term of the employment agreement in accordance with its terms.

     David R. Carter.  We have entered into an employment agreement with David
R. Carter, effective as of September 19, 2000. Under his employment agreement, Mr. Carter serves as the Executive Vice President and Chief Financial Officer of The Banc Corporation and Executive Vice President and Chief Financial Officer of The Bank. Mr. Carter will receive a base salary of $243,500 per year plus an incentive payment of

5% of the base amount per quarter. He is also entitled to receive other benefits, including a car allowance and country club or athletic club dues, and may participate in all other executive compensation plans. The term of the agreement is three years, which is renewable daily for an additional three-year period. If Mr. Carter is terminated for any reason other than "cause" as defined in the agreement (including constructive termination), he shall receive three years' base compensation, directors' fees and all benefits or their cash equivalents. He would be entitled to a "gross up" payment to cover any excise tax imposed on any severance payment to him.

     F. Hampton McFadden, Jr.  We have entered into an employment agreement with
F. Hampton McFadden, Jr. effective as of January 15, 2001. Under his employment agreement, Mr. McFadden serves as the Executive Vice President and General Counsel and Secretary of The Banc Corporation and The Bank. Mr. McFadden will receive a base salary of $220,000 per year plus an incentive payment of 5% of the base amount per quarter. He is also entitled to receive other benefits, including a car allowance and country club or athletic club dues, and may participate in all other executive compensation plans. The term of the agreement is three years, which is renewable daily for an additional three-year period. If Mr. McFadden is terminated for any reason other than "cause" as defined in the agreement (including constructive termination), he shall receive three years' base compensation and all benefits or their cash equivalents. He would be entitled to a "gross up" payment to cover any excise tax imposed on any severance payment to him.

     Standstill Agreements with Messrs. Carter and McFadden. In addition, on January 24, 2005, we entered into certain Employment Agreement Standstill Agreements ("standstill agreements") with Messrs. Carter and McFadden (the "executives"). The management changes described above gave the executives the right to exercise certain provisions under their employment agreements. Under the standstill agreements, the executives have agreed to remain in their present positions and their employment agreements remain in full force. We and the executives have agreed as part of the standstill agreements to discuss any proposed changes in the executives' continued employment relationship with us. At any time following the first anniversary of the standstill agreements, if we and the executive have not reached a new agreement, such executive may terminate his employment for any reason and receive all rights, payments, privileges and benefits currently provided for under his employment agreement.

     Deferred Compensation Agreements. We have entered into deferred compensation agreements with Messrs. Carter, McFadden, Taylor and Taylor, Jr. These agreements provide that we will pay the executive officers a defined benefit over a period of years following their attainment of the retirement age specified in the individual agreements, subject to applicable vesting periods. In general, the vested percentages are payable whether or not the executive remains employed through such retirement age.

PRIOR EMPLOYMENT AGREEMENTS WITH JAMES A. TAYLOR AND JAMES A. TAYLOR, JR.

     The Banc Corporation was a party to an Employment Agreement, dated January 1, 2002, with James A. Taylor, formerly Chairman of the Board and Chief Executive Officer of The Banc Corporation, and an Employment Agreement, dated September 19, 2000, with James A. Taylor, Jr., formerly President and Chief Operating Officer of The Banc Corporation. These agreements are described in The Banc Corporation's previous filings with the Securities and Exchange Commission, including The Banc Corporation's Proxy Statement in connection with its 2004 Annual Meeting of Stockholders. Under these agreements, the transactions described above triggered various obligations of The Banc Corporation to Mr. Taylor and Mr. Taylor, Jr. In order to resolve certain issues that arose in the construction of provisions of the agreements and to facilitate the equity investment and management transition described above, Mr. Taylor and Mr. Taylor, Jr. engaged in discussions with a committee of independent directors appointed by The Banc Corporation's Board of Directors and, after such discussions, entered into new agreements with The Banc Corporation which supersede the obligations of The Banc Corporation under their employment agreements and which provide for payments to Mr. Taylor of a lesser amount over a longer period of time than would have been provided for under his employment agreement. Material terms of the new agreements are described below.

     Agreement with James A. Taylor. The Banc Corporation's employment agreement with Mr. Taylor entitled him to certain payments based on his current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered The Banc Corporation's obligations to make such payments to Mr. Taylor. On January 24, 2005, The Banc Corporation entered into an agreement with Mr. Taylor that provided that, in lieu of the payments to which he would have been entitled under his employment agreement, The Banc Corporation would pay to Mr. Taylor $3,940,154.90 on January 24, 2005, $3,152,123.92 on January 24, 2006, and $788,030.98 on January 24,
2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by The Banc Corporation for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. The Banc Corporation's obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

     The agreement provides for various covenants by Mr. Taylor that were not contained in his employment agreement, including an agreement that Mr. Taylor will not engage in specified activities that are or could be competitive with the business of The Banc Corporation or The Bank so long as he is receiving any benefits under the agreement or providing services to The Banc Corporation or the Bank, as a director, consultant, employee or otherwise, and an agreement that he will not sell any shares of The Banc Corporation's common stock or other securities of The Banc Corporation for a year without the prior written consent of The Banc Corporation. The agreement also contains customary covenants by Mr. Taylor concerning noninterference, nonsolicitation and nondisparagement. Mr. Taylor is permitted to be a passive investor (a) owning up to 5% of publicly traded entities which may be competitors of The Banc Corporation or The Bank and
(b) owning up to 10% of any bank(s) in which James A. Taylor, Jr. acts in an executive capacity, in each case without relinquishing his position as Chairman and a director of The Banc Corporation.

     Mr. Taylor will continue to serve as non-executive Chairman of the Board of The Banc Corporation until January 2007.

     Agreement with James A. Taylor, Jr. The Banc Corporation's employment agreement with Mr. Taylor, Jr. entitled him to certain payments based on his current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered The Banc Corporation's obligations to make such payments to Mr. Taylor, Jr. On January 24, 2005, The Banc Corporation entered into an agreement with Mr. Taylor, Jr. that provided that, in lieu of the payments to which he would have been entitled under his employment agreement, The Banc Corporation would pay to Mr. Taylor, Jr., $1,382,872.17 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. The Banc Corporation's obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor.

     The agreement provides for various covenants by Mr. Taylor, Jr. that were not contained in his employment agreement, including an agreement that Mr. Taylor, Jr. will not engage in specified activities that are or could be competitive with the business of The Banc Corporation or The Bank so long as he is receiving any benefits under the agreement or providing services to The Banc Corporation or the Bank, as a director, consultant, employee or otherwise, and an agreement that he will not sell any shares of The Banc Corporation's common stock or other securities of The Banc Corporation for a year without the prior written consent of The Banc Corporation. The agreement also contains customary covenants by Mr. Taylor, Jr. concerning noninterference, nonsolicitation and nondisparagement. Mr. Taylor, Jr. is permitted to be a passive investor owning up to 5% of publicly traded entities which may be competitors of The Banc Corporation or The Bank.

     Mr. Taylor, Jr. will continue to serve as a director of The Banc Corporation until January 2006 subject to the following limitations. The agreement acknowledges that Mr. Taylor, Jr. may in the future serve as an investor, director and officer of a de novo bank or bank(s) in certain specified areas, but provides that he must resign as a director of The Banc Corporation immediately upon initiating any such undertaking.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, to the best of our knowledge, certain information regarding our beneficial stock ownership as of April 29, 2005, by:
(a) each of our directors and our four most highly compensated executive officers, (b) all directors and executive officers as a group, and (c) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to all shares shown to be beneficially owned by him or her.

                                                              NUMBER OF SHARES OF   PERCENTAGE(1)(2)
                                                                THE CORPORATION        OF COMMON
NAME                                                             COMMON STOCK         STOCK OWNED
----                                                          -------------------   ----------------
James R. Andrews, M.D. .....................................         311,500(3)           1.66%
C. Stanley Bailey...........................................         763,065(4)           3.97%
Roger Barker................................................          45,750(5)              *
Duane K. Bickings...........................................         136,833(6)              *
W.T. Campbell, Jr. .........................................         419,023(7)           2.23%
David R. Carter.............................................         155,042(8)           0.82%
K. Earl Durden..............................................         493,068(9)           2.63%
Rick D. Gardner.............................................         310,388(10)          1.63%
Thomas E. Jernigan, Jr. ....................................          48,002(11)             *
Randall E. Jones............................................          71,367(12)             *
James Mailon Kent, Jr. .....................................         293,002(13)          1.56%
F. Hampton McFadden, Jr. ...................................         128,500(14)             *
Ronald W. Orso, M.D. .......................................         261,134(15)          1.39%
Harold W. Ripps.............................................         226,500(16)          1.21%
C. Marvin Scott.............................................         402,187(17)          2.12%
Jerry M. Smith..............................................         192,085(18)          1.02%
Michael E. Stephens.........................................         251,853(19)          1.34%
Larry D. Striplin...........................................         273,671(20)          1.46%
Marie Swift.................................................          76,600(21)             *
James A. Taylor.............................................       1,046,902(22)          5.48%
James A. Taylor, Jr. .......................................         376,077(23)          1.99%
Tontine Financial Partners, L.P. ...........................       1,163,637(24)          6.46%
  55 Railroad Avenue, 3rd Floor
  Greenwich, Connecticut 06830
Forest Hill Capital, LLC....................................         989,520(25)          5.30%
  100 Morgan Keegan Drive, Suite 430
  Little Rock, Arkansas 72202
All executive officers and directors as a group (21
  persons)..................................................       5,767,984(26)         28.39%

---------------

  *  Less than 1%.
 (1) Except as otherwise noted herein, percentage is determined on the basis of 18,729,408 shares of Corporation common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of The Banc Corporation common stock subject to currently exercisable options. An asterisk indicates beneficial ownership of less than one percent.

 (2) Ownership percentage for each named individual is calculated by treating any shares subject to options that are held by the named individual and that are exercisable within the next 60 days as if outstanding, but treating such option shares held by others and treating shares subject to options held by the named individual but not exercisable within 60 days as not outstanding. If ownership of restricted stock is shown, the individual has sole voting power, but no power of disposition.
 (3) Includes 14,000 shares subject to options that are exercisable within 60 days and 2,500 shares of restricted stock.
 (4) Includes 498,379 shares subject to options that are exercisable within 60 days.
 (5) Includes 14,000 shares subject to options that are excisable within 60 days, 2,500 shares of restricted stock.
 (6) Includes 124,594 shares subject to options that are exercisable within 60 days.
 (7) Includes 14,000 shares subject to options that are exercisable within 60 days, 2,500 shares of restricted stock, 17,143 shares held by his wife and 42,432 shares held by his minor children.
 (8) Includes 122,000 shares subject to options that are exercisable within 60 days and 22,500 shares of restricted stock.
 (9) Includes 23,500 shares subject to options that are exercisable within 60 days, 2,500 shares of restricted stock and 203,534 shares held as co-trustee.
(10) Includes 249,189 shares subject to options that are exercisable within 60 days.
(11) Includes 23,000 shares subject to options that are exercisable within 60 days and 5,000 shares of restricted stock.
(12) Includes 14,000 shares subject to options that are excisable within 60 days and 2,500 shares of restricted stock.
(13) Includes 23,000 shares subject to options that are exercisable within 60 days and 2,500 shares of restricted stock.
(14) Includes 101,000 shares subject to options that are exercisable within 60 days and 7,500 shares of restricted stock.
(15) Includes 14,000 shares subject to options that are exercisable within 60 days, 2,500 shares of restricted stock and 210,000 shares held by Birmingham OB/GYN Pension Plan, of which Dr. Orso is Trustee.
(16) Includes 14,000 shares subject to options that are excisable within 60 days and 2,500 shares of restricted stock.
(17) Includes 249,189 shares subject to options that are exercisable within 60 days.
(18) Includes 14,000 shares subject to options that are excisable within 60 days and 2,500 shares of restricted stock.
(19) Includes 14,000 shares subject to options that are excisable within 60 days and 2,500 shares of restricted stock.
(20) Includes 31,000 shares subject to options that are exercisable within 60 days and 5,000 shares of restricted stock.
(21) Includes 16,500 shares subject to options that are exercisable within 60 days and 2,500 shares of restricted stock.
(22) Includes 360,000 shares subject to options that are exercisable within 60 days and 75,000 shares of restricted stock. Does not include 32,100 shares owned by his wife, of which he disclaims beneficial ownership.
(23) Includes 155,000 shares subject to options that are exercisable within 60 days and 24,375 shares of restricted stock.
(24) Shares held by Tontine Financial Partners, L.P. Tontine Management, L.L.C. is the general partner of Tontine Financial Partners, L.P. and Tontine Management, L.L.C. Tontine Financial Partners, L.P. and Tontine Management, L.L.C. claim shared power with their principals to vote and to dispose of all shares. Information regarding Tontine Financial Partners, L.P. and Tontine Management, L.L.C. is based on the Schedule 13D dated August 25, 2003.
(25) Shares held by (i) Forest Hill Select Fund, L.P. of which Forest Hill Capital, LLC is the general partner, (ii) Forest Hill Select Offshore Fund, Ltd. of which Forest Hill Capital, LLC acts as investment advisor and (iii) a managed account to which Forest Hill Capital, LLC acts as investment advisor. Forest Hill Capital, LLC and its principal claim power to vote and dispose of all shares.

     Information regarding Mark A. Lee and Forest Hill Capital, LLC is based on the Schedule 13D dated March 9, 2005.
(26) Includes 1,573,351 shares subject to options that are exercisable within 60 days and 166,875 shares of restricted stock.

     The following directors are the beneficial owners of shares of The Banc Corporation's Series A Convertible Preferred Stock (the "Series A Preferred Stock"): K. Earl Durden, 10,000 shares; Michael E. Stephens, 1,000 shares; W. T. Campbell, Jr., 500 shares; James Mailon Kent, Jr., 10,000 shares; and Larry D. Striplin, Jr., 2,500 shares. The Series A Preferred Stock does not have voting rights. Each share of the Series A Preferred Stock is convertible at the holder's option into 12.5 shares of common stock of The Banc Corporation beginning June 1, 2008 and may be redeemed earlier by The Banc Corporation at the redemption prices set forth in the Certificate of Designations of the Series A Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Banc Corporation and The Bank have entered into transactions with certain directors or officers of The Banc Corporation or their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management involve more than normal credit risk or present other unfavorable features.

     Brett Taylor was the vice president of Morris Avenue Management Group, Inc., a wholly-owned subsidiary of The Banc Corporation until April 30, 2005. Mr. Taylor's salary for 2004 was $80,355. Mr. Taylor is the son of James A. Taylor and the brother of James A. Taylor, Jr.

     The law firm of Campbell and Douglas performed legal services for The Bank in Sylacauga, Alabama during 2004 and received fees of $6,192 for such services.
W. T. Campbell, Jr., is a partner of Campbell and Douglas. It is anticipated that Mr. Campbell will continue to perform legal services for The Bank in Sylacauga, Alabama from time to time.

     The Mailon Kent Insurance Agency received commissions of approximately $180,400 from the sale of insurance to The Banc Corporation during 2004.

     The Banc Corporation believes that all the foregoing transactions were made on terms and conditions reflective of arms' length transactions.

     See "Executive Compensation and Other Information -- Prior Employment Agreements with James A. Taylor and James A. Taylor, Jr.," above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

     The aggregate fees of Ernst & Young LLP for professional services rendered for the audit of The Banc Corporation's financial statements for the fiscal year ended December 31, 2003 and for the reviews of the financial statements for The Banc Corporation's Quarterly Reports on Form 10-Q and statutory audits for the fiscal year ended December 31, 2003 were $688,800.

     The aggregate fees of Carr, Riggs & Ingram LLC for professional services rendered for the audit of The Banc Corporation's financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements included in The Banc Corporation's Quarterly Reports on Form 10-Q and statutory audits for the fiscal year ended December 31, 2004 were $370,000.

AUDIT RELATED FEES

     The aggregate "audit related fees" of Ernst & Young for the fiscal year ended December 31, 2003 were $33,500. Audit related fees primarily consist of fees relating to benefit plan audits and internal controls reviews.

     The aggregate "audit related fees" of Carr, Riggs & Ingram for the fiscal year ended December 31, 2004 were $15,000. Audit related fees primarily consist of fees relating to benefit plan audits.

TAX FEES

     The aggregate tax fees paid to Ernst & Young for the fiscal year ended December 31, 2003 were $123,890. Tax fees include federal and state tax compliance fees.

     The aggregate tax fees paid to Carr, Riggs & Ingram for the fiscal year ended December 31, 2004 were $0.

ALL OTHER FEES

     The aggregate fees billed by Ernst & Young for all other services rendered to The Banc Corporation, other than services described above, for the fiscal year ended December 31, 2003 were $46,324. All other fees relate primarily to real estate advisory services.

     The aggregate fees billed by Carr, Riggs & Ingram for all other services rendered to The Banc Corporation, other than services described above, for the fiscal year ended December 31, 2004 were $0.

PRE-APPROVAL POLICIES

     The Audit Committee of our Board of Directors pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee pre-approved all of the services for the audit fees described above. The Audit Committee regularly monitors the services provided by the independent auditors for both audit and non-audit services. None of the services described above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

     The Audit Committee has considered whether the provision of the services covered above is compatible with maintaining Carr, Riggs & Ingram's independence and has concluded that it is.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

     The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this Amendment No. 2 on Form 10-K/A to Annual Report on Form 10-K as indicated below.

     (23)   Consent of Carr, Riggs & Ingram LLC
     (31)   Certifications of Chief Executive Officer and Chief
            Financial Officer pursuant to Rule 13a-14(a)
     (32)   Certifications of Chief Executive Officer and Chief
            Financial Officer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BANC CORPORATION

                                          By       /s/ David R. Carter
                                            ------------------------------------
                                                      David R. Carter
                                                Executive Vice President and
                                                  Chief Financial Officer

May 2, 2005

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

                       SIGNATURE                                        TITLE                    DATE
                       ---------                                        -----                    ----

                           *                              Chief Executive Officer (Principal  May 2, 2005
 ------------------------------------------------------           Executive Officer)
                   C. Stanley Bailey


                  /s/ David R. Carter                      Executive Vice President, Chief    May 2, 2005
 ------------------------------------------------------     Financial Officer and Director
                    David R. Carter                            (Principal Financial and
                                                                 Accounting Officer)


                           *                                    Chairman of the Board         May 2, 2005
 ------------------------------------------------------
                    James A. Taylor


                           *                                        Vice Chairman             May 2, 2005
 ------------------------------------------------------
                 James Mailon Kent, Jr.


                           *                                        Vice Chairman             May 2, 2005
 ------------------------------------------------------
                 Larry D. Striplin, Jr.


                           *                                        Vice Chairman             May 2, 2005
 ------------------------------------------------------
                     K. Earl Durden


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                 James R. Andrews, M.D.


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                      Roger Barker


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                  W. T. Campbell, Jr.


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                Thomas E. Jernigan, Jr.

                       SIGNATURE                                        TITLE                    DATE
                       ---------                                        -----                    ----


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                    Randall E. Jones


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                  Ronald W. Orso, M.D.


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                    Harold W. Ripps


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                     Jerry M. Smith


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                  Michael E. Stephens


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                      Marie Swift


                           *                                           Director               May 2, 2005
 ------------------------------------------------------
                  James A. Taylor, Jr.


 *By                  /s/ David R. Carter
        ------------------------------------------------
                        David R. Carter
                        Attorney-in-Fact