Form 10-Q
period 2005-03-31
BANC CORP
filed 2005-05-10
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File number 0-25033

                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                63-1201350
---------------------------------------------- --------------------------------
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                 17 North 20th Street, Birmingham, Alabama 35203
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 327-3600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

                       Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of March 31, 2005
-----------------------------               --------------------------------

Common stock, $.001 par value                          18,756,632

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2005            2004
                                                                                          -----------    ------------
                                                                                          (UNAUDITED)
Assets
Cash and due from banks                                                                   $    25,018     $    23,489
Interest-bearing deposits in other banks                                                        8,580          11,411
Federal funds sold                                                                              7,000          11,000
Investment securities available for sale                                                      264,559         288,308
Mortgage loans held for sale                                                                   21,991           8,095
Loans, net of unearned income                                                                 942,391         934,868
Less: Allowance for loan losses                                                               (12,957)        (12,543)
                                                                                          -----------     -----------
        Net loans                                                                             929,434         922,325
                                                                                          -----------     -----------
Premises and equipment, net                                                                    57,452          60,434
Accrued interest receivable                                                                     6,672           6,237
Stock in FHLB and Federal Reserve Bank                                                         11,830          11,787
Cash surrender value of life insurance                                                         38,268          38,369
Other assets                                                                                   56,045          41,673
                                                                                          -----------     -----------

        TOTAL ASSETS                                                                      $ 1,426,849     $ 1,423,128
                                                                                          ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                                     $    93,499     $    89,487
  Interest-bearing                                                                            985,837         977,719
                                                                                          -----------     -----------
        TOTAL DEPOSITS                                                                      1,079,336       1,067,206

Advances from FHLB                                                                            146,090         156,090
Federal funds borrowed and security repurchase agreements                                      47,813          49,456
Notes payable                                                                                   3,913           3,965
Junior subordinated debentures owed to unconsolidated subsidiary trusts                        31,959          31,959
Accrued expenses and other liabilities                                                         18,592          13,913
                                                                                          -----------     -----------
        TOTAL LIABILITIES                                                                   1,327,703       1,322,589

Stockholders' Equity
  Convertible preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued and outstanding 62,000 at March 31, 2005 and December 31, 2004                   -               -
   Common stock, par value $.001 per share; authorized 25,000,000 shares;
      shares issued 19,020,943 and 18,025,932, respectively;
      outstanding 18,756,632 and 17,749,846, respectively                                          19              18
   Surplus - preferred                                                                          6,193           6,193
           - common stock                                                                      76,324          68,428
   Retained earnings                                                                           21,575          29,591
   Accumulated other comprehensive loss                                                        (2,559)         (1,094)
   Treasury stock, at cost                                                                       (368)           (390)
   Unearned ESOP stock                                                                         (1,705)         (1,758)
   Unearned restricted stock                                                                     (333)           (449)
                                                                                          -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                                                             99,146         100,539
                                                                                          -----------     -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,426,849     $ 1,423,128
                                                                                          ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                     THE BANC CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                   2005          2004
                                                                 --------     --------
INTEREST INCOME
Interest and fees on loans                                       $ 14,878     $ 13,567
Interest on investment securities
  Taxable                                                           2,925        1,713
  Exempt from Federal income tax                                       58           15
Interest on federal funds sold                                         82           34
Interest and dividends on other investments                           243          165
                                                                 --------     --------

   Total interest income                                           18,186       15,494

INTEREST EXPENSE
Interest on deposits                                                6,037        4,277
Interest on other borrowed funds                                    1,844        1,666
Interest on subordinated debentures                                   698          626
                                                                 --------     --------

   Total interest expense                                           8,579        6,569
                                                                 --------     --------

        NET INTEREST INCOME                                         9,607        8,925

Provision for loan losses                                             750            -
                                                                 --------     --------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              8,857        8,925

NONINTEREST INCOME
Service charges and fees on deposits                                1,112        1,391
Mortgage banking income                                               446          404
Investment securities (losses) gains                                 (909)         391
Gain on sale of branches                                                -          739
Increase in cash surrender value of life insurance                    351          403
Other income                                                          477          646
                                                                 --------     --------

   TOTAL NONINTEREST INCOME                                         1,477        3,974

NONINTEREST EXPENSES
Salaries and employee benefits                                      5,402        5,586
Occupancy, furniture and equipment expense                          1,981        2,164
Management separation costs                                        12,377            -
Other operating expenses                                            3,562        3,602
                                                                 --------     --------

   TOTAL NONINTEREST EXPENSES                                      23,322       11,352
                                                                 --------     --------

        (Loss) income before income taxes                         (12,988)       1,547

INCOME TAX (BENEFIT) EXPENSE                                       (4,972)         319
                                                                 --------     --------

        NET (LOSS) INCOME                                        $ (8,016)    $  1,228
                                                                 ========     ========

BASIC NET (LOSS) INCOME PER COMMON SHARE                         $  (0.44)    $   0.07
                                                                 ========     ========

DILUTED NET (LOSS) INCOME PER COMMON SHARE                       $  (0.44)    $   0.07
                                                                 ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         18,406       17,559
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION      18,406       18,572

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                           -----------------------
                                                                              2005          2004
                                                                           ---------     ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                           $ (20,000)    $   4,169
                                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in other banks         2,831       (36,591)
   Net decrease (increase) in federal funds sold                               4,000        (9,000)
   Proceeds from sales of securities available for sale                            -        59,269
   Proceeds from maturities of investment securities available for sale       15,489        23,434
   Purchases of investment securities available for sale                      (5,040)     (111,104)
   Net (increase) decrease in loans                                           (5,690)        5,209
   Net sales (purchases) of premises and equipment                             2,093        (1,426)
   Net cash paid in branch sale                                                    -        (6,626)
   Purchase of life insurance                                                      -        (5,000)
   Increase in other investments                                                 (43)       (1,750)
                                                                           ---------     ---------

          Net cash provided (used) by investing activities                    13,640       (83,585)
                                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposit accounts                                           12,130        48,839
   Net (decrease) increase in FHLB advances and other borrowed funds         (11,643)       39,142
   Payments made on notes payable                                                (53)          (52)
   Proceeds from sale of common stock                                          7,455             -
                                                                           ---------     ---------

          Net cash provided by financing activities                            7,889        87,929
                                                                           ---------     ---------

Net increase in cash and due from banks                                        1,529         8,513

Cash and due from banks at beginning of period                                23,489        31,679
                                                                           ---------     ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                   $  25,018     $  40,192
                                                                           =========     =========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The statement of financial condition at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion 25. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule allows issuers to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission's new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The new standard requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation is evaluating the impact on its results of operations that will result from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 (see Note
10).

NOTE 3 - RECENT DEVELOPMENTS

On January 24, 2005, the Corporation announced that it had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the Corporation and chairman of our banking subsidiary, C. Marvin Scott as President of the corporation and our banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the Corporation and our banking subsidiary. These agreements also allowed the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share. The Corporation also entered into agreements with

James A. Taylor and James A. Taylor, Jr. that would allow them continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers and directors of the Corporation's banking subsidiary.

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid to Mr. Taylor $3,940,155 on January 24, 2005, and is scheduled to pay an additional $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

Under the agreement with Mr. Taylor, Jr., in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid to Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr.

In connection with the above management separation transaction, the Corporation recognized pre-tax expenses of $12.4 million in the first quarter of 2005. At March 31, 2005, the Corporation had $4.2 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

NOTE 4 - ASSET SALES

In February 2004, the Corporation's banking subsidiary sold its Morris, Alabama branch, which had assets of approximately $1,037,000 and liabilities of $8,217,000. The Corporation realized a $739,000 pre-tax gain on the sale.

In March 2005, the Corporation sold its corporate aircraft, realizing a $355,000 pre-tax loss.

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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2004. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

                                         Alabama          Florida
                                         Region           Region           Combined
                                       -----------      -----------      -----------
Three months ended March 31, 2005
      Net interest income              $     6,778      $     2,829      $     9,607
      Provision for loan losses                733               17              750
      Noninterest income                     1,153              324            1,477
      Noninterest expense(2) (3)            22,174            1,148           23,322
      Income tax (benefit) expense          (5,554)             582           (4,972)
         Net (loss) income                  (9,422)           1,406           (8,016)
      Total assets                       1,151,774          275,075        1,426,849

Three months ended March 31, 2004
      Net interest income              $     6,327      $     2,598      $     8,925
      Provision for loan losses(1)             972             (972)               -
      Noninterest income(1)                  3,604              370            3,974
      Noninterest expense(2)                 8,875            2,477           11,352
      Income tax (benefit) expense            (104)             423              319
         Net income                            188            1,040            1,228
      Total assets(1)                    1,034,729          214,008        1,248,737

(1) See Note 4 concerning branch sales. Also, in January 2004, certain loans were transferred from the Florida segment to our special assets department which is included in the Alabama segment.

(2) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3) See Notes 3 and 4 concerning the amount of management separation charges and loss on the sale of assets.

NOTE 6 - NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                                      Three Months Ended
                                                                          March 31
                                                                    ----------------------
                                                                      2005          2004
                                                                    --------      --------
Numerator:
     For basic and diluted, net (loss) income                       $ (8,016)     $  1,228
                                                                    ========      ========
Denominator:
     For basic, weighted average common shares outstanding            18,406        17,559
     Effect of dilutive stock options and convertible preferred            -         1,013
                                                                    --------      --------

     Average diluted common shares outstanding                        18,406        18,572
                                                                    ========      ========

Basic and diluted net (loss) income per common share                $   (.44)     $    .07
                                                                    ========      ========

NOTE 7 - COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income was $ (9,481,000) and $1,756,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Total comprehensive income consists of net (loss) income and the unrealized gain or loss on the Corporation's available for sale investment securities portfolio arising during the period.

During the first quarter of 2005, the Corporation realized a $909,000 pre-tax loss as a result of a $50 million sale of bonds in the investment portfolio which closed in April 2005. The Corporation reinvested the proceeds in bonds intended to enhance the yield and cash flows of its investment securities portfolio. The new investment securities will be classified as available for sale.

NOTE 8 - INCOME TAXES

The difference between the effective tax rate and the federal statutory rate in 2005 and 2004 is primarily due to certain tax-exempt income.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

                                                                 March 31, 2005          December 31, 2004
                                                                 --------------          -----------------
                                                                             (In thousands)
10.6% junior subordinated debentures owed to TBC Capital
  Statutory Trust II due September 7, 2030                          $ 15,464                 $ 15,464
6-month LIBOR plus 3.75% junior subordinated debentures
  owed to TBC Capital Statutory Trust III due July 25, 2031           16,495                   16,495
                                                                    --------                 --------
Total junior subordinated debentures owed to
unconsolidated subsidiary trusts                                    $ 31,959                 $ 31,959
                                                                    ========                 ========

As of March 31, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 6.71% and 5.74%, respectively.

Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation's semi-annual distributions on its trust preferred securities in January and March, 2005.

NOTE 10 - STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Corporation issued 925,636 shares of its common stock at $8.17 per share, the then current market price, to the new members of the management team and other investors, in a private placement. The Corporation received proceeds, net of issuance cost, of $7,328,000.

On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period, with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. On January 24, 2005, the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreement (see Note 3) entered into during the first quarter of 2005, vesting was accelerated on 99,375 shares of restricted stock. Restricted shares outstanding as of March 31, 2005 were 92,500 and the remaining amount in the unearned restricted stock account is $333,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest.

Once vested, the shares become outstanding for basic earnings per share. For the periods ended March 31, 2005 and 2004, the Corporation recognized $519,000 and $50,000, respectively, in restricted stock expense. Of the $519,000 expense in 2005, $486,000 is related to the accelerated vesting from the management separation agreements and is included in the amount of management separation cost.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of March 31, 2005, the ESOP has been leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as a note payable on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period.

Compensation expense that the Corporation recognized during the periods ended March 31, 2005 and 2004 was $66,000 and $52,000, respectively. The ESOP shares as of March 31, 2005 were as follows:

                                                          March 31, 2005
                                                          --------------
Allocated shares                                                 55,328
Estimated shares committed to be released                         6,675
Unreleased shares                                               211,397
                                                            -----------
Total ESOP shares                                               273,400
                                                            ===========

Fair value of unreleased shares                             $ 2,807,818
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

In addition, the Corporation granted 1,423,940 options to the new management team. These options have an exercise price of $8.17 per share. They have a ten year term and a tiered vesting schedule as discussed in Note 24 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Corporation's pro forma information follows (in thousands, except earnings per share information):

                                              For the three months ended
                                              --------------------------
                                              March 31,       March 31,
                                                 2005           2004
                                              ----------      ----------
Net (loss) income:
    As reported                               $   (8,016)     $    1,228
    Pro forma                                    (10,177)            919
(Loss) earnings per common share:
    As reported                               $     (.44)     $      .07
    Pro forma                                       (.55)            .05
Diluted (loss) earnings per common share:
    As reported                               $     (.44)     $      .07
    Pro forma                                       (.55)            .05

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for the quarter ended:

                                        March 31,
                                     --------------
                                     2005      2004
                                     ----      ----
Risk free interest rate              4.34%     3.84%
Volatility factor                     .41       .32
Weighted average life of options      7.0       7.0
Dividend yield                       0.00      0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following is a discussion and analysis of our March 31, 2005 consolidated financial condition and results of operations for the three-month periods ended March 31, 2005 (first quarter of 2005) and 2004 (first quarter of 2004). All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our total assets were $1.427 billion at March 31, 2005, an increase of $3.7 million, or .26%, from $1.423 billion as of December 31, 2004. Our total loans, net of unearned income, were $942 million at March 31, 2005, an increase of $7.5 million, or .80%, from $935 million as of December 31, 2004. Our total deposits were $1.079 billion at March 31, 2005, an increase of $12.1 million, or 1.14%, from $1.067 billion as of December 31, 2004. Our total stockholders' equity was $99.1 million at March 31, 2005, a decrease of $1.4 million, or 1.39%, from $100.5 million as of December 31, 2004.

On January 24, 2005, we announced that we had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the corporation and chairman of our banking subsidiary, C. Marvin Scott as President of the corporation and our banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the corporation and our banking subsidiary. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the corporation at $8.17 per share. We also entered into agreements with James A. Taylor and James A. Taylor, Jr. that would allow them continue to serve as Chairman of the Board of the corporation and as a director of the corporation, respectively, but would cease their employment as officers and directors of our banking subsidiary.

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor $3,940,155 on January 24, 2005 and are scheduled to pay an additional $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

Under the agreement with Mr. Taylor, Jr., in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr..

In connection with the above management separation transaction, we recognized pre-tax expenses of $12.4 million in the first quarter of 2005. At March 31, 2005, we had $4.2 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

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

Results of Operations

We incurred an $8.02 million net loss for the first quarter of 2005, compared to $1.23 million net income for the first quarter of 2004. Basic and diluted net
(loss) income per common share was $(.44) and $.07, respectively, for the first quarters of 2005 and 2004, based on weighted average shares outstanding for the respective periods. Return on average assets, on an annualized basis, was (2.27)% for the first quarter of 2005 compared to .41% for the first quarter of 2004. Return on average stockholders' equity, on an annualized basis, was (32.21)% for the first quarter of 2005 compared to 4.91% for the first quarter of 2004. Book value per share at March 31, 2005 was $4.96, compared to $5.31 as of December 31, 2004. Tangible book value per share at March 31, 2005 was $4.30, compared to $4.62 as of December 31, 2004.

The decrease in our net income during the first quarter of 2005 compared to the first quarter of 2004 is the result of certain nonoperating charges related to the management changes which occurred in the first quarter of 2005, the recognition of losses in the bond portfolio and losses from the sale of certain assets (see notes 3 and 4 in the condensed consolidated financial statements and the noninterest income and noninterest expenses sections of management's discussion and analysis).

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $682,000, or 7.64%, to $9.6 million for the first quarter of 2005 compared to $8.9 million for the first quarter of 2004. Net interest income increased primarily due to a $2.7 million increase in total interest income offset by a $2.0 increase in total interest expense. The increase in total interest income is primarily due to a $95.6 million increase in the average volume of loans and a $121.4 million increase in the average volume of investment securities.

The increase in total interest expense is attributable to a 24 basis point increase in the average interest rate paid on interest-bearing liabilities and a $207 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.84% for the first quarter of 2005, compared to 2.60% for the first quarter of 2004. Our net interest spread and net interest margin were 2.94% and 3.06%, respectively, for the first quarter of 2005, compared to 3.22% and 3.35% for the first quarter of 2004.

Average interest-earning assets for the first quarter of 2005 increased $206 million, or 19.2%, to $1.277 billion from $1.071 billion in the first quarter of 2004. This increase in average interest-earning assets was offset by a $208 million, or 20.4%, increase in average interest-bearing liabilities, to $1.224 billion for the first quarter of 2005 from $1.016 billion for the first quarter of 2004. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.4% and 105.4% for the first quarters of 2005 and 2004, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.78% for the first quarter of 2005 compared to 5.82% for the first quarter of 2004.

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

                                                                             THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------------------------------------------
                                                                       2005                                 2004
                                                       -----------------------------------   ----------------------------------
                                                         AVERAGE        INCOME/     YIELD/      AVERAGE        INCOME/   YIELD/
                                                         BALANCE        EXPENSE      RATE       BALANCE        EXPENSE    RATE
                                                       ------------   -----------   ------   -------------  -----------  ------
                                                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1)...................  $    953,891   $    14,878    6.33%   $     858,225  $    13,567   6.36%
  Investment securities
    Taxable..........................................       276,595         2,925    4.29          160,538        1,713   4.29
    Tax-exempt(2)....................................         6,632            88    5.38            1,316           23   7.03
                                                       ------------   -----------            -------------  -----------
        Total investment securities..................       283,227         3,013    4.31          161,854        1,736   4.31
    Federal funds sold...............................        13,589            82    2.45           14,440           34    .95
    Other investments................................        26,380           243    3.74           36,570          165   1.81
                                                       ------------   -----------            -------------  -----------
        Total interest-earning assets................     1,277,087        18,216    5.78        1,071,089       15,502   5.82
Noninterest-earning assets:
  Cash and due from banks............................        27,483                                 25,832
  Premises and equipment.............................        59,959                                 58,018
  Accrued interest and other assets..................        79,797                                 78,153
  Allowance for loan losses..........................       (12,802)                               (25,492)
                                                       ------------                          -------------
        Total assets.................................  $  1,431,524                          $   1,207,600
                                                       ============                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits....................................  $    302,756         1,110    1.49    $     237,751          681   1.15
  Savings deposits...................................        28,214            11    0.16           30,397           13   0.17
  Time deposits......................................       658,162         4,916    3.03          544,141        3,583   2.65
  Other borrowings...................................       202,603         1,857    3.69          172,047        1,666   3.89
  Subordinated  debentures...........................        31,959           685    8.69           31,959          626   7.88
                                                       ------------   -----------            -------------  -----------
        Total interest-bearing liabilities ..........     1,223,694         8,579    2.84        1,016,295        6,569   2.60
Noninterest-bearing liabilities:
  Demand deposits....................................        95,483                                 81,250
  Accrued interest and other liabilities ............        11,429                                  9,468
  Stockholders' equity...............................       100,918                                100,587
                                                       ------------                          -------------
        Total liabilities and stockholders' equity...  $  1,431,524                          $   1,207,600
                                                       ============                          =============
Net interest income/net interest spread..............                       9,637    2.94%                        8,933   3.22%
                                                                                     ====                                 ====
Net yield on earning assets..........................                                3.06%                                3.35%
                                                                                     ====                                 ====
Taxable equivalent adjustment:
  Investment securities(2)...........................                          30                                     8
                                                                      -----------                           -----------
        Net interest income..........................                 $     9,607                           $     8,925
                                                                      ===========                           ===========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2005 and 2004.

                                                       THREE MONTHS ENDED MARCH 31 (1)
                                                  ----------------------------------------
                                                                2005 VS. 2004
                                                  ----------------------------------------
                                                                       CHANGES DUE TO
                                                   INCREASE      -------------------------
                                                  (DECREASE)        RATE         VOLUME
                                                  ----------     ----------     ----------
                                                           (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans .............     $   1,311      $     (69)     $   1,380
     Interest on securities:
          Taxable ...........................         1,212              -          1,212
          Tax-exempt ........................            65             (7)            72
     Interest on federal funds ..............            48             50             (2)
     Interest on other investments ..........            78            134            (56)
                                                  ---------      ---------      ---------
          Total interest income .............         2,714            108          2,606
                                                  ---------      ---------      ---------
Expense from interest-bearing liabilities:
  Interest on demand deposits ...............           429            223            206
  Interest on savings deposits ..............            (2)            (1)            (1)
  Interest on time deposits .................         1,333            542            791
  Interest on other borrowings ..............           191            (78)           269
  Interest on subordinated debentures .......            59             59              -
                                                  ---------      ---------      ---------
          Total interest expense ............         2,010            745          1,265
                                                  ---------      ---------      ---------
          Net interest income ...............     $     704      $    (637)     $   1,341
                                                  =========      =========      =========

------------------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income decreased $2.5 million, or 62.8%, to $1.50 million for the first quarter of 2005 from $4.0 million for the first quarter of 2004, primarily due to the $739,000 gain we realized on the sale of our Morris branch during the first quarter of 2004 combined with the $909,000 loss we realized in 2005 in our investment securities portfolio. The investment portfolio losses were realized as a result of a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities will be classified as available for sale. Service charges and fees on deposits decreased $279,000, or 20.1%, to $1.1 million in the first quarter of 2005 from $1.4 million in the first quarter of 2004. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Mortgage banking income increased $42,000, or 10.4%, to $446,000 in the first quarter of 2005 from $404,000 in the first quarter of 2004.

Noninterest expenses. Noninterest expenses increased $12.0 million, or 105.4%, to $23.3 million for the first quarter of 2005 from $11.4 million for the first quarter of 2004. This increase is primarily due to the management separation costs of $12.4 million incurred in the first quarter of 2005. The management separation charges primarily include severance payments, accelerated vesting of restricted stock and professional fees (see note 3 in the condensed consolidated financial statements). Salaries and benefits decreased $184,000, or 3.3%, to $5.4 million for the first quarter of 2005 from $5.6 million for the first quarter of 2004. Occupancy expenses decreased $183,000, or 8.5%, to $2.0 million for the first quarter of 2005 from $2.2 million for the first quarter of 2004. We also realized a $355,000 loss on the sale of our corporate aircraft in the first quarter of 2005.

Income tax expense. An income tax benefit of $4.97 million was recognized for the first quarter of 2005, compared to income tax expense of $319,000 for the first quarter of 2004. The primary difference in the effective rate and the federal statutory rate (34%) for the first quarter of 2005 and 2004 is due to certain tax-exempt income from investments and insurance policies.

Provision for Loan Losses. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards ("SFAS") Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

The provision for loan losses was $750,000 for the first quarter of 2005. We did not record a provision for loan loss in the first quarter of 2004. During the first quarter of 2005, we had net charged-off loans totaling $336,000, compared to net charged-off loans of $2.6 million in the first quarter of 2004. The annualized ratio of net charged-off loans to average loans was .14% in the first quarter of 2005, compared to 1.20% for the first quarter of 2004 and 1.52% for the year 2004. The allowance for loan losses totaled $13.0 million, or 1.37% of loans, net of unearned income at March 31, 2005, compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

Financial Condition

Total assets were $1.427 billion at March 31, 2005, an increase of $4 million, or .26%, from $1.423 billion as of December 31, 2004. Average total assets for the first quarter of 2005 were $1.432 billion, which was supported by average total liabilities of $1.331 billion and average total stockholders' equity of $101 million.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $5.3 million, or 11.6%, to $40.6 million at March 31, 2005 from $45.9 million at December 31, 2004. At March 31, 2005, short-term liquid assets comprised 2.9% of total assets, compared to 3.2% at December 31, 2004. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.

Investment Securities. Total investment securities decreased $23.7 million, or 8.2%, to $264.6 million at March 31, 2005, from $288.3 million at December 31, 2004. Mortgage-backed securities, which comprised 21.7% of the total investment portfolio at March 31, 2005, decreased $3.3 million, or 5.4%, to $57.3 million from $60.6 million at December 31, 2004. Investments in U.S. agency securities, which comprised 58.5% of the total investment portfolio at March 31, 2005, decreased $25.1 million, or 14.0 %, to $154.7 million from $179.8 million at December 31, 2004. During the first quarter of 2005, we had a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities will be classified as available for sale. The total investment portfolio at March 31, 2005 comprised 21.6% of all interest-earning assets compared to 22.8% at December 31, 2004 and produced an average taxable equivalent yield of 4.3% for the first quarter of 2005 and 2004.

Loans. Loans, net of unearned income, totaled $942.4 million at March 31, 2005, an increase of .80%, or $7.5 million, from $934.9 million at December 31, 2004. Mortgage loans held for sale totaled $22.0 million at March 31, 2005, an increase of $13.9 million from $8.1 million at December 31, 2004. Average loans, including mortgage loans held for sale, totaled $953.9 million for the first quarter of 2005 compared to $858.2 million for the first quarter of 2004. Loans, net of unearned income, comprised 75.01% of interest-earning assets at March 31, 2005, compared to 73.88% at December 31, 2004. Mortgage loans held for sale comprised 1.75% of interest-earning assets at March 31, 2005, compared to .6% at December 31, 2004. The loan portfolio produced an average yield of 6.3% for the first quarter of 2005, compared to 6.4% for the first quarter of 2004. The following table details the distribution of the loan portfolio by category as of March 31, 2005 and December 31, 2004:

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                             MARCH 31, 2005           DECEMBER 31, 2004
                                                         -----------------------   -----------------------
                                                                      PERCENT OF                PERCENT OF
                                                           AMOUNT       TOTAL        AMOUNT       TOTAL
                                                         ----------   ----------   ----------   ----------
Commercial and industrial...........................     $  135,495      14.3%     $  131,979      14.1%
Real estate -- construction and land development ...        272,319      28.9         249,188      26.6
Real estate -- mortgage
   Single-family ...................................        230,863      24.5         250,718      26.8
   Commercial.......................................        248,282      26.3         242,279      25.9
   Other............................................         25,814       2.7          25,745       2.7
Consumer............................................         24,484       2.6          28,431       3.0
Other...............................................          6,636        .7           8,045        .9
                                                            -------     -----      ----------     -----
          Total loans...............................        943,893     100.0%        936,385     100.0%
                                                                        =====                     =====
Unearned income.....................................         (1,502)                   (1,517)
Allowance for loan losses...........................        (12,957)                  (12,543)
                                                         ----------                ----------
          Net loans.................................     $  929,434                $  922,325
                                                         ==========                ==========

Deposits. Noninterest-bearing deposits totaled $93.5 million at March 31, 2005, an increase of 4.5%, or $4.0 million, from $89.5 million at December 31, 2004. Noninterest-bearing deposits comprised 8.7% of total deposits at March 31, 2005, compared to 8.4% at December 31, 2004. Of total noninterest-bearing deposits $69.0 million, or 73.8%, were in the Alabama branches while $24.5 million, or 26.2%, were in the Florida branches.

Interest-bearing deposits totaled $985.8 million at March 31, 2005, an increase of .83%, or $8.1 million, from $977.7 million at December 31, 2004. Interest-bearing deposits averaged $989.1 million for the first quarter of

2005 compared to $812.2 million for the first quarter of 2004. The average rate paid on all interest-bearing deposits during the first quarter of 2005 was 2.5%, compared to 2.1% for the first quarter of 2004. Of total interest-bearing deposits, $731.1 million, or 74.2%, were in the Alabama branches while $254.7 million, or 25.8%, were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $146.1 million at March 31, 2005 and $156.1 million at December 31, 2004. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 4.04% at March 31, 2005. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans. The FHLB has issued for the benefit of our banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2006 upon sixty days' prior notice; otherwise, it will automatically extend for a successive one-year term.

Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which we own 100% of the common. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.

The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

                                                               March 31, 2005   December 31, 2004
                                                               --------------   -----------------
                                                                      (In thousands)
10.6% junior subordinated debentures owed to TBC
  Capital Statutory Trust II due September 7, 2030                $ 15,464           $ 15,464
6-month LIBOR plus 3.75% junior subordinated debentures
  owed to TBC Capital Statutory Trust III due July 25, 2031         16,495             16,495
                                                                  --------           --------
Total junior subordinated debentures owed to unconsolidated
subsidiary trusts                                                 $ 31,959           $ 31,959
                                                                  ========           ========

As of March 31, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 6.71% and 5.74%, respectively.

Currently, we must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January and March, 2005.

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

The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages (5%, Special Mention; 15%, Substandard; 50%, Doubtful; 100%, Loss) are applied to these categories to estimate the amount of loan loss allowance required, adjusted for previously mentioned risk factors.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                        THREE-MONTH
                                                        PERIOD ENDED   YEAR ENDED
                                                          MARCH 31,    DECEMBER 31,
                                                            2005           2004
                                                        ------------   ------------
                                                          (Dollars in thousands)
Allowance for loan losses at beginning of  period ...    $   12,543     $   25,174
Charge-offs:
  Commercial and industrial..........................            41          7,690
  Real estate -- construction and land development...             1            765
  Real estate -- mortgage
      Single-family..................................            87          1,012
      Commercial.....................................           210          5,820
      Other..........................................             -             86
  Consumer...........................................           125          1,881
  Other..............................................            91             87
                                                         ----------     ----------
          Total charge-offs..........................           555         17,341
Recoveries:
  Commercial and industrial..........................            82          1,468
  Real estate -- construction and land development...            10              4
  Real estate -- mortgage
      Single-family..................................            29            470
      Commercial.....................................             1            737
      Other..........................................            10             97
  Consumer...........................................            48            549
  Other..............................................            39            410
                                                         ----------     ----------
          Total recoveries...........................           219          3,735
                                                         ----------     ----------
Net charge-offs......................................           336         13,606

Provision for loan losses                                       750            975
                                                         ----------     ----------

Allowance for loan losses at end of period...........    $   12,957     $   12,543
                                                         ==========     ==========

Loans at end of period, net of unearned income.......    $  942,391     $  934,868
Average loans, net of unearned income................       953,891        894,406
Ratio of ending allowance to ending loans............          1.37%          1.34%
Ratio of net charge-offs to average loans(1).........          0.14%          1.52%
Net charge-offs as a percentage of:
  Provision for loan losses                                    44.8%       1395.49%
  Allowance for loan losses(1)                                10.52%        108.47%
Allowance for loan losses as a percentage
  of nonperforming loans.............................        183.97%        169.36%

(1) Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at March 31, 2005 was 1.37%, compared to 1.34% as of December 31, 2004. The allowance for loan losses as a percentage of nonperforming loans increased to 183.97% at March 31, 2005 from 169.36% at December 31, 2004.

Net charge-offs were $336,000 for the first quarter of 2005. Net charge-offs to average loans on an annualized basis totaled 0.14% for the first quarter of 2005. Net commercial real estate loan charge-offs totaled $209,000, or 62.2% of total net charge-off loans, for the first quarter of 2005 compared to 37.4% of total net charge-off loans for the year 2004. Net single family real estate loan charge-offs totaled $58,000, or 17.3% of total net charge-off loans, for the first quarter of 2005 compared to 4.0% of total net charge-off loans for the year 2004. Net consumer loan charge-offs totaled $77,000, or 22.9% of total net charge-off loans, for the first quarter of 2005 compared with 9.8% of total net charge-off loans for the year 2004.

Nonperforming Assets. Nonperforming assets decreased $2.4 million, to $10.0 million as of March 31, 2005 from $12.4 million as of December 31, 2004. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased from 1.32% at December 31, 2004 to 1.06% at March 31, 2005. The following table represents our nonperforming assets for the dates indicated.

                              NONPERFORMING ASSETS


                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2005             2004
                                                                               --------------  -----------------
                                                                                    (Dollars in Thousands)
Nonaccrual.................................................................       $   7,014        $   6,344
Accruing loans 90 days or more delinquent..................................              29              431
Restructured...............................................................               -              631
                                                                                  ---------        ---------
      Total nonperforming loans............................................           7,043            7,406
Other real estate owned....................................................           2,971            4,906
Repossessed assets.........................................................               4              103
                                                                                  ---------        ---------
      Total nonperforming assets...........................................       $  10,018        $  12,415
                                                                                  =========        =========

Nonperforming loans as a percent of loans..................................             .75%             .79%
                                                                                  =========        =========

Nonperforming assets as a percent of loans plus nonperforming assets.......            1.06%            1.32%
                                                                                  =========        =========

Loans past due 30 days or more, net of non-accruals, improved to .54% at March 31, 2005 from .88% at December 31, 2004.

The following is a summary of nonperforming loans by category for the dates shown:

                                                        MARCH 31    DECEMBER 31,
                                                          2005         2004
                                                        ---------   ------------
                                                         (Dollars in thousands)
Commercial and industrial...........................    $   1,636    $   2,445
Real estate -- construction and land development....          229          187
Real estate -- mortgages
     Single-family..................................        1,926        2,060
     Commercial.....................................        2,961        2,273
     Other..........................................          127          183
Consumer............................................          164          250
Other...............................................            -            8
                                                        ---------    ---------
          Total nonperforming loans.................    $   7,043    $   7,406
                                                        =========    =========

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

Impaired Loans. At March 31, 2005, the recorded investment in impaired loans under FAS 114 totaled $5.4 million, with approximately $1.9 million in allowance for loan losses specifically allocated to impaired loans. This represents an increase of $300,000 from $5.1 million at December 31, 2004. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2005:

                                                       OUTSTANDING   SPECIFIC
                                                         BALANCE     ALLOWANCE
                                                       -----------   ---------
Commercial and industrial...........................    $   2,253    $   1,097
Real estate -- construction and land development....          229           57
Real estate -- mortgages............................
     Commercial.....................................        2,762          686
     Other..........................................          113           19
                                                        ---------    ---------
          Total.....................................    $   5,357    $   1,859
                                                        =========    =========

Potential Problem Loans. In addition to nonperforming loans, management has identified $140,000 in potential problem loans as of March 31, 2005 compared to $2.4 million as of December 31, 2004. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming.

Stockholders' Equity. At March 31, 2005, total stockholders' equity was $99.1 million, a decrease of $1.4 million from $100.5 million at December 31, 2004. The decrease in stockholders' equity during the first quarter of 2005 resulted primarily from a net loss of $8.0 million offset by additional net proceeds of $7.3 million resulting from the sale of 925,636 shares of our common stock at $8.17 per share, the then current market price, to the new members of the management team and other investors, in a private placement. As of March 31, 2005 we had 19,020,943 shares of common stock issued and 18,756,632 outstanding. As of March 31, 2005, there were 52,914 shares held in treasury at a cost of $368,000.

On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. On January 24, 2005, the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreement entered into during the first quarter of 2005, vesting was accelerated on 99,375 shares of restricted stock. Restricted shares outstanding as of March 31, 2005 were 92,500 and the remaining amount in the unearned restricted stock account is $333,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended March 31, 2005 and 2004, we recognized $519,000 and $50,000, respectively, in restricted stock expense. Of the $519,000 expense in 2005, $486,000 is related to the accelerated vesting from the management separation agreements and is included in the amount of management separation cost.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of March 31, 2005, the ESOP has been leveraged with 273,400 shares of the our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP stock," in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended March 31, 2005 and 2004 was $66,000 and $52,000, respectively. The ESOP shares as of March 31, 2005 were as follows:

                                                MARCH 31, 2005
                                                --------------
Allocated shares                                       55,328
Estimated shares committed to be released               6,675
Unreleased shares                                     211,397
                                                 ------------
Total ESOP shares                                     273,400
                                                 ------------

Fair value of unreleased shares                  $  2,807,818
                                                 ============

Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at March 31, 2005 (dollars in thousands):

                                                        FOR CAPITAL
                                                         ADEQUACY             TO BE WELL
                                    ACTUAL               PURPOSES             CAPITALIZED
                             ------------------     ------------------    ------------------
                               AMOUNT     RATIO       AMOUNT     RATIO      AMOUNT     RATIO
                             ----------   -----     ----------   -----    ----------   -----
Total Risk-Based Capital
      Corporation            $  126,092   11.36%    $   88,760   8.00%    $  110,950   10.00%
      The Bank                  124,196   11.39%        87,244   8.00%       109,055   10.00%

Tier 1 Risk-Based Capital
      Corporation               111,959   10.09%        44,380   4.00%        66,570    6.00%
      The Bank                  111,239   10.20%        43,622   4.00%        65,433    6.00%

Leverage Capital
      Corporation               111,959    7.93%        56,483   4.00%        70,604    5.00%
      The Bank                  111,239    8.00%        55,610   4.00%        69,512    5.00%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in our quantitative or qualitative disclosures about market risk as of March 31, 2005 from those presented in our annual report on Form 10-K for the year ended December 31, 2004.

The information set forth under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity" included in our Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated herein by reference.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2005. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than as previously reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

                                                 The Banc Corporation
                                                     (Registrant)

Date: May 10, 2005                         By: /s/ C. Stanley Bailey
                                               ----------------------------
                                               C. Stanley Bailey
                                               Chief Executive Officer

Date: May 10, 2005                         By: /s/  David R. Carter
                                               ------------------------
                                               David R. Carter
                                               Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)