Form 10-Q
period 2005-06-30
BANC CORP
filed 2005-08-09
CIK 1065298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         Commission File number 0-25033

                              The Banc Corporation
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                  63-1201350
---------------------------------------------   -------------------------------
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                 17 North 20th Street, Birmingham, Alabama 35203
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 326-2265
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

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

                          Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class               Outstanding as of June 30, 2005
-----------------------------   -------------------------------
Common stock, $.001 par value             19,551,411

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2005          2004
                                                                                         ----------    ------------
                                                                                         (UNAUDITED)
ASSETS
Cash and due from banks                                                                  $    29,651    $    23,489
Interest-bearing deposits in other banks                                                       4,769         11,411
Federal funds sold                                                                             7,595         11,000
Investment securities available for sale                                                     264,178        288,308
Mortgage loans held for sale                                                                  29,822          8,095
Loans, net of unearned income                                                                903,456        934,868
Less: Allowance for loan losses                                                              (12,263)       (12,543)
                                                                                         -----------   ------------
        Net loans                                                                            891,193        922,325
                                                                                         -----------   ------------
Premises and equipment, net                                                                   55,782         60,434
Accrued interest receivable                                                                    6,084          6,237
Stock in FHLB and Federal Reserve Bank                                                        11,821         11,787
Cash surrender value of life insurance                                                        38,614         38,369
Other assets                                                                                  44,018         41,673
                                                                                         -----------   ------------

        TOTAL ASSETS                                                                     $ 1,383,527   $  1,423,128
                                                                                         ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                                   $    95,972   $     89,487
   Interest-bearing                                                                          944,523        977,719
                                                                                         -----------   ------------
        TOTAL DEPOSITS                                                                     1,040,495      1,067,206

Advances from FHLB                                                                           146,090        156,090
Federal funds borrowed and security repurchase agreements                                     38,157         49,456
Notes payable                                                                                  3,860          3,965
Junior subordinated debentures owed to unconsolidated subsidiary trusts                       31,959         31,959
Accrued expenses and other liabilities                                                        21,222         13,913
                                                                                         -----------   ------------
        TOTAL LIABILITIES                                                                  1,281,783      1,322,589

Stockholders' Equity
  Convertible preferred stock, par value $.001 per share; authorized 5,000,000 shares;
     shares issued and outstanding -0- and 62,000, respectively                                    -              -
   Common stock, par value $.001 per share; authorized 35,000,000 shares;
      shares issued 19,805,956 and 18,025,932, respectively;
      outstanding 19,551,411 and 17,749,846, respectively                                         20             18
   Surplus - preferred                                                                             -          6,193
           - common stock                                                                     84,589         68,428
   Retained earnings                                                                          19,824         29,591
   Accumulated other comprehensive loss                                                         (648)        (1,094)
   Treasury stock, at cost                                                                      (341)          (390)
   Unearned ESOP stock                                                                        (1,651)        (1,758)
   Unearned restricted stock                                                                     (49)          (449)
                                                                                         -----------   ------------
        TOTAL STOCKHOLDERS' EQUITY                                                           101,744        100,539
                                                                                         -----------   ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,383,527   $  1,423,128
                                                                                         ===========   ============

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               ------------------------   ------------------------
                                                                  2005         2004          2005          2004
                                                               ----------    ----------   ----------    ----------
INTEREST INCOME
Interest and fees on loans                                     $   15,590    $   13,691   $   30,468    $   27,258
Interest on investment securities
  Taxable                                                           2,945         2,109        5,870         3,822
  Exempt from Federal income tax                                       59            26          117            41
Interest on federal funds sold                                        109            41          191            75
Interest and dividends on other investments                           254           231          497           396
                                                               ----------    ----------   ----------    ----------

  Total interest income                                            18,957        16,098       37,143        31,592

INTEREST EXPENSE
Interest on deposits                                                6,528         4,505       12,565         8,782
Interest on other borrowed funds                                    1,881         1,456        3,738         3,122
Interest on subordinated debentures                                   699           626        1,384         1,252
                                                               ----------    ----------   ----------    ----------

  Total interest expense                                            9,108         6,587       17,687        13,156
                                                               ----------    ----------   ----------    ----------

        NET INTEREST INCOME                                         9,849         9,511       19,456        18,436

Provision for loan losses                                           1,500             -        2,250             -
                                                               ----------    ----------   ----------    ----------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            8,349         9,511       17,206        18,436

NONINTEREST INCOME
Service charges and fees on deposits                                1,166         1,397        2,278         2,788
Mortgage banking income                                               762           383        1,208           787
Investment security (losses) gains                                    (68)           37         (977)          428
Gain on sale of branches                                                -             -            -           739
Increase in cash surrender value of life insurance                    391           410          742           813
Insurance proceeds                                                  5,000             -        5,000             -
Other income                                                          510           572          987         1,012
                                                               ----------    ----------   ----------    ----------

    TOTAL NONINTEREST INCOME                                        7,761         2,799        9,238         6,567

NONINTEREST EXPENSES
Salaries and employee benefits                                      5,927         5,871       11,329        11,457
Occupancy, furniture and equipment expense                          2,059         2,094        4,040         4,052
Management separation costs                                         2,961             -       15,338             -
Other operating expenses                                            4,536         3,202        8,098         6,804
                                                               ----------    ----------   ----------    ----------

  TOTAL NONINTEREST EXPENSES                                       15,483        11,167       38,805        22,313
                                                               ----------    ----------   ----------    ----------

        Income (loss) before income taxes                             627         1,143      (12,361)        2,690

INCOME TAX EXPENSE (BENEFIT)                                           67            79       (4,905)          398
                                                               ----------    ----------   ----------    ----------

        NET INCOME (LOSS)                                             560         1,064       (7,456)        2,292

PREFERRED STOCK DIVIDENDS                                             305           217          305           217
EFFECT OF EARLY CONVERSION OF PREFERRED STOCK                       2,006             -        2,006             -
                                                               ----------    ----------   ----------    ----------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS            $   (1,751)   $      847   $   (9,767)   $    2,075
                                                               ==========    ==========   ==========    ==========

BASIC NET (LOSS) INCOME PER COMMON SHARE                       $    (0.09)   $     0.05   $    (0.53)   $     0.12
                                                               ==========    ==========   ==========    ==========

DILUTED NET (LOSS) INCOME PER COMMON SHARE                     $    (0.09)   $     0.05   $    (0.53)   $     0.11
                                                               ==========    ==========   ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         18,726        17,578       18,562        17,569
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION      18,726        18,487       18,562        18,532

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                         -------------------------
                                                                            2005          2004
                                                                         ----------     ----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                         $  (20,929)    $    5,028
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in other banks        6,642         (4,926)
   Net decrease (increase) in federal funds sold                              3,405        (18,000)
   Proceeds from sales of securities available for sale                      57,150         71,720
   Proceeds from maturities of investment securities available for sale      20,105         36,105
   Purchases of investment securities available for sale                    (53,609)      (161,819)
   Net decrease (increase) in loans                                          31,603        (39,344)
   Purchases of premises and equipment                                         (511)        (2,801)
   Proceeds from sales of premises and equipment                              3,055            579
   Net cash paid in branch sale                                                   -         (6,626)
   Purchase of life insurance                                                     -         (5,000)
   Increase in other investments                                                (34)        (1,744)
                                                                         ----------     ----------

          Net cash provided (used) by investing activities                   67,806       (131,856)
                                                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposit accounts                              (26,711)        82,144
   Net (decrease) increase in FHLB advances and other borrowed funds        (21,299)        39,326
   Payments made on long term debt                                             (105)          (105)
   Proceeds from sale of common stock                                         7,705             49
   Cash dividends paid                                                         (305)          (217)
                                                                         ----------     ----------

          Net cash (used) provided by financing activities                  (40,715)       121,197
                                                                         ----------     ----------

Net increase (decrease) in cash and due from banks                            6,162         (5,631)

Cash and due from banks at beginning of period                               23,489         31,679
                                                                         ----------     ----------

CASH AND DUE FROM BANKS AT END OF PERIOD                                 $   29,651     $   26,048
                                                                         ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The statement of financial condition at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes Accounting Principles Board (APB) Opinion 25. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule allows issuers to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission's new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard. The new standard requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation is evaluating the impact on its results of operations from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 (see Note 10).

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, to amend APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and re-places it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS 153 was issued. The provisions of SFAS 153 are to be applied prospectively. The Corporation does not believe SFAS 153 will have a material impact on its financial statements.

In May of 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle.


SFAS 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Corporation does not believe SFAS 154 will have a material impact on its financial statements.

Note 3 - RECENT DEVELOPMENTS

In May 2005, the Corporation received $5,000,000 (approximately $3,200,000 after-tax or $.17 per common share) to resolve its insurance claims relating to fraud losses which occurred in previous periods.

On July 21, 2005, the Corporation announced that it had bought out the employment contracts of the Chief Financial Officer and the General Counsel, effective June 30, 2005. Under these agreements, in lieu of the payments to which they would have been entitled under their employment agreements, the Corporation paid a total of $2,392,343 on July 22, 2005. In addition, these officers became fully vested in stock options and restricted stock previously granted to them and in benefits under their deferred compensation agreements with the Corporation.

On June 17, 2005, the Corporation's banking subsidiary filed an application to change its charter to a federal savings bank charter under the Office of Thrift Supervision. The Corporation's banking subsidiary is currently regulated by the Alabama Banking Department and the Federal Reserve.

On January 24, 2005, the Corporation announced that it had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the Corporation and chairman of the Corporation's banking subsidiary, C. Marvin Scott as President of the

Corporation and the Corporation's banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the Corporation and the Corporation's banking subsidiary. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share. The Corporation also entered into agreements with James A. Taylor and James A. Taylor, Jr. under which they will continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers of the Corporation and officers and directors of the Corporation's banking subsidiary.

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor $3,940,155 on January 24, 2005, and is scheduled to pay an additional $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by the Corporation for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

Under the agreement with Mr. Taylor, Jr., in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr.

In connection with the above described management separation transactions, the Corporation recognized pre-tax expenses of $3.0 million and $15.3 million for the three- and six-months periods ended June 30, 2005. At June 30, 2005, the Corporation had $6.7 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

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

                                       Alabama        Florida
                                       Region         Region       Combined
                                      ----------    ----------    ----------
Three months ended June 30, 2005
      Net interest income             $    6,757    $    3,092    $    9,849
      Provision for loan losses            1,379           121         1,500
      Noninterest income (1)               7,432           329         7,761
      Noninterest expense (2)(3)          14,456         1,027        15,483
      Income tax (benefit) expense          (551)          618            67
         Net (loss) income                (1,095)        1,655           560
      Total assets                     1,108,322       275,205     1,383,527

Three months ended June 30, 2004
      Net interest income             $    6,886    $    2,625    $    9,511
      Provision for loan losses (1)          984          (984)            -
      Noninterest income (1)               2,467           332         2,799
      Noninterest expense (2)              8,743         2,424        11,167
      Income tax (benefit) expense          (377)          456            79
         Net income                            3         1,061         1,064
      Total assets (1)                 1,063,265       224,771     1,288,036

Six months ended June 30, 2005
      Net interest income             $   13,535    $    5,921    $   19,456
      Provision for loan losses            2,112           138         2,250
      Noninterest income (1)               8,585           653         9,238
      Noninterest expense (2)(3)          36,630         2,175        38,805
      Income tax (benefit) expense        (6,105)        1,200        (4,905)
         Net (loss) income               (10,517)        3,061        (7,456)

Six months ended June 30, 2004
      Net interest income             $   13,213    $    5,223    $   18,436
      Provision for loan losses (1)        1,956        (1,956)            -
      Noninterest income (1)               5,865           702         6,567
      Noninterest expense (2)             17,412         4,901        22,313
      Income tax (benefit) expense          (481)          879           398
         Net income                          191         2,101         2,292

(1) See Notes 3 and 4 concerning branch sales and insurance proceeds. Also, in January 2004, certain loans were transferred from the Florida segment to the Corporation's special assets department, which is included in the Alabama segment.

(2) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3) See Notes 3 and 4 concerning the amount of management separation charges and loss on the sale of assets.

NOTE 6 - NET (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                        Three Months Ended     Six Months Ended
                                                             June 30               June 30
                                                       --------------------   --------------------
                                                         2005        2004       2005        2004
                                                       --------    --------   --------    --------
Numerator:
     Net income (loss)                                 $    560    $  1,064     (7,456)      2,292
     Less preferred dividends                               305         217        305         217
     Less effect of preferred stock conversion            2,006           -      2,006           -
                                                       --------    --------   --------    --------
For basic and diluted, net (loss) income applicable
to common stockholders                                 $ (1,751)   $    847   $ (9,767)   $  2,075
                                                       ========    ========   ========    ========
Denominator:

     For basic, weighted average common shares
          outstanding                                    18,726      17,578     18,562      17,569
     Effect of dilutive stock options,
         restricted stock and convertible preferred           -         909          -         963
                                                       --------    --------   --------    --------
Weighted average common shares outstanding, assuming
dilution                                                 18,726      18,487     18,562      18,532
                                                       ========    ========   ========    ========

Basic net (loss) income per common share               $   (.09)   $    .05   $   (.53)   $    .12
                                                       ========    ========   ========    ========

Diluted net (loss) income per common share             $   (.09)   $    .05   $   (.53)   $    .11
                                                       ========    ========   ========    ========

Net (loss) income applicable to common stockholders and net (loss) income per common share reflect the effects of the early conversion of 62,000 shares of the Corporation's convertible preferred stock into 775,000 shares of common stock at a conversion price of $8.00 per share. Such conversion was effective as of June 30, 2005. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders' equity.

Common stock equivalents of 1,387,000 and 1,357,000 were not included in computing diluted net loss per common share for the three- and six-month periods ended June 30, 2005, respectively, because their effects were anti-dilutive.

Note 7 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was $2,472,000 and $(7,010,000), respectively, for the three- and six-month periods ended June 30, 2005, and $(1,879,000) and $(122,000) respectively, for the three- and six-month periods ended June 30, 2004. Total comprehensive (loss) income consists of net (loss) income and the unrealized gain or loss on the Corporation's available-for-sale securities portfolio arising during the period.

During the first quarter of 2005, the Corporation realized a $909,000 pre-tax loss as a result of a $50 million sale of bonds in the investment portfolio which closed in April 2005. The Corporation reinvested the proceeds in bonds intended to enhance the yield and cash flows of its investment securities portfolio. The new investment securities are classified as available for sale.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow (in thousands):

                                                                     June 30, 2005   December 31, 2004
                                                                     -------------   -----------------
10.6% junior subordinated debentures owed to TBC Capital
Statutory Trust II due September
 7, 2030                                                              $   15,464         $   15,464
6-month LIBOR plus 3.75% junior subordinated
debentures owed to TBC Capital Statutory Trust  III due
July 25, 2031                                                             16,495             16,495
                                                                      ----------         ----------
Total junior subordinated debentures owed to unconsolidated
subsidiary trusts                                                     $   31,959         $   31,959
                                                                      ==========         ==========

As of June 30, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 6.71% and 5.74%, respectively.

Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation's semi-annual distributions on our trust preferred securities in January, March and July, 2005.

Note 10 - STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Corporation issued 925,636 shares of its common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors, in a private placement. The Corporation received proceeds, net of issuance cost, of $7,328,000.

Effective June 30, 2005, 62,000 shares of the Corporation's convertible preferred stock were converted into 775,000 shares of common stock at a conversion price of $8.00 per share. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders' equity.

On April 1, 2002, the Corporation issued 157,000 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the shares of restricted stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and is classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted common stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005 the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the employment contract buyouts during the second quarter of 2005 and the management separation agreement entered into during the first quarter of 2005 (see Note 3), vesting was accelerated on 25,000 and 99,375 shares of restricted stock, respectively.

Unvested restricted shares outstanding as of June 30, 2005 were 13,334 and the remaining amount in the unearned restricted stock account is $49,000. This balance is being amortized as expense as the stock is earned during the restricted period. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended June 30, 2005 and 2004, the Corporation has recognized $599,000 and $100,000, respectively, in restricted stock expense. The current year expense is primarily related to the accelerated vesting from the management separation agreements and employment contract buyouts and is included in the amount of management separation cost.

The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees who are at least age 21 and have completed a year of service. As of June 30, 2005 the ESOP has been leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

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

As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the six month periods ended June 30, 2005, and 2004, was $135,000 and $98,000, respectively. The ESOP shares as of June 30, 2005 were as follows:

                                            June 30, 2005
                                            -------------
Allocated shares                                   55,328
Estimated shares committed to be released          13,350
Unreleased shares                                 204,722
                                            -------------
Total ESOP shares                                 273,400
                                            =============
Fair value of unreleased shares             $   2,166,000
                                            =============

The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation's common stock. The compensation committee of the Board determines the terms of the restricted stock and options granted.

All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. Most options granted under this plan vest 20% on the grant date and an additional 20% annually on the next four anniversaries of the grant date. Other options granted under this plan vest based on the Corporation's achievement of certain stock price levels or five years from the grant date, whichever occurs first.

In addition, the Corporation granted 1,423,940 options to the new management team. These options have an exercise price of $8.17 per share. These options have a ten-year term and a tiered vesting schedule as discussed in Note 24 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows (in thousands except earnings per share information):

                                          For the three months ended     For the six months ended
                                         ----------------------------  ----------------------------
                                         June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                         -------------  -------------  -------------  -------------
Net income (loss):
    As reported                            $      560     $    1,064     $   (7,456)    $    2,292
    Pro forma                                    (995)           666        (11,172)         1,787
(Loss) earnings  per common share:
    As reported                            $     (.09)    $      .05      $    (.53)    $      .12
    Pro forma                                    (.18)           .03           (.73)           .09
Diluted (loss) earnings per common share:
    As reported                            $     (.09)    $      .05     $     (.53)    $      .11
    Pro forma                                    (.18)           .02           (.73)           .08


The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

                                          June 30
                                   --------------------
                                     2005        2004
                                   --------    --------
Risk-free interest rate              4.34%       4.69%
Volatility factor                     .41         .41
Weighted average life of options     7.00        7.00
Dividend yield                       0.00        0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following is a discussion and analysis of our June 30, 2005 consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

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

Our total assets were $1.384 billion at June 30, 2005, a decrease of $39 million, or 2.78%, from $1.423 billion as of December 31, 2004. Our total loans, net of unearned income, were $903 million at June 30, 2005, a decrease of $32 million, or 3.36%, from $935 million as of December 31, 2004. Our total deposits were $1.040 billion at June 30, 2005, a decrease of $27 million, or 2.50%, from $1.067 billion as of December 31, 2004. These declines reflect our strategy of deleveraging the balance sheet and focusing on deposit and loan mix realignment which management expects will improve net interest margin. Our total stockholders' equity was $101.7 million at June 30, 2005, an increase of $1.2 million, or 1.20%, from $100.5 million as of December 31, 2004.

On July 21, 2005, we announced we had bought out the employment contracts of our Chief Financial Officer and our General Counsel, effective June 30,
2005. Under these agreements, in lieu of the payments to which they would have been entitled under their employment agreements we paid these officers a total of $2,392,343 on July 22, 2005. In addition, these officers became fully vested in stock options and restricted stock previously granted to them and in benefits under their deferred compensation agreements with us.

On June 17, 2005, our banking subsidiary filed an application to change its charter to a federal savings bank charter under the Office of Thrift Supervision. Our banking subsidiary is currently regulated by the Alabama Banking Department and the Federal Reserve.

On January 24, 2005, we announced that we had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the corporation and chairman of our banking subsidiary, C. Marvin Scott as President of the corporation and our banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the corporation and our banking subsidiary. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the corporation at $8.17 per share. We also entered into agreements with James A. Taylor and James
A. Taylor, Jr. under which they will continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers of the Corporation and officers and directors of our banking subsidiary.

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, we paid Mr. Taylor $3,940,155 on January 24, 2005, and are scheduled to pay an additional $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

Under the agreement with Mr. Taylor, Jr., in lieu of the payments to which he would have been entitled under his employment agreement, we paid Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr.

In connection with the above described employment contract buyouts and management separation transaction, we recognized pre-tax expenses of $3.0 million and $15.3 million for the three- and six-month periods ended June 30, 2005. At June 30, 2005, we had $6.7 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

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

Results of Operations

Our net income for the three-month period ended June 30, 2005 (second quarter of 2005) was $560,000, compared to $1.1 million for the three-month period ended June 30, 2004 (second quarter of 2004). Basic and diluted net (loss) income per common share was $(.09) and $.05, respectively, for the second quarter of 2005 and 2004, based on weighted average common shares outstanding for the respective periods. Net loss per common share reflects a $2.0 million effect from the early conversion of our convertible preferred stock (see Note 6 in the condensed consolidated financial statements). Return on average assets, on an annualized basis, was .16% for the second quarter of 2005 compared to .34% for the second quarter of 2004. Return on average stockholders' equity, on an annualized basis, was 2.22% for the second quarter of 2005 compared to 4.26% for the second quarter of 2004.

The decrease in our net income during the second quarter of 2005 compared to the second quarter of 2004 is the result of certain nonoperating charges related to the management changes which occurred in the second quarter of 2005, the recognition of losses on other real estate and an increase in the provision for loan losses.

We incurred a $7.46 million net loss for the six-month period ended June 30, 2005 (first six months of 2005), compared to $2.29 million in net income for the six-month period ended June 30, 2004 (first six months of 2004). Net (loss) income per common share was $(.53) for the first six months of 2005 compared to $.11 per common share for the first six months of 2004. Return on average assets, on an annualized basis, was (1.06)% for the first six months of 2005 compared to .37% for the first six months of 2004. Return on average stockholders' equity, on an annualized basis, was (14.89)% for the first six months of 2005 compared to 4.59% for the first six months of 2004. Book value per share at June 30, 2005 was $5.20, compared to $5.31 as of December 31, 2004. Tangible book value per share at June 30, 2005 was $4.58, compared to $4.62 as of December 31, 2004.

The decrease in our net income during the first six months of 2005 compared to the first six months of 2004 is the result of certain nonoperating charges related to the management changes which occurred in the first and second quarters of 2005, the recognition of losses in the bond portfolio, losses on other real estate, losses from the sale of certain assets and an increase in the provision for loan losses.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $338,000, or 3.55%, to $9.8 million for the second quarter of 2005 compared to $9.5 million for the second quarter of 2004. Net interest income increased primarily due to a $2.8 million increase in total interest income offset by a $2.5 increase in total interest expense. The increase in total interest income is primarily due to a $76 million increase in the average volume of loans and a $72 million increase in the average volume of investment securities.

Average interest-earning assets for the second quarter of 2005 increased $120 million, or 10.7%, to $1.241 billion from $1.121 billion in the second quarter of 2004. This increase in average interest-earning assets was offset by a $120 million, or 11.2%, increase in average interest-bearing liabilities to $1.191 billion for the second quarter of 2005 from $1.071 billion for the second quarter of 2004. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.3% and 104.7% for the second quarters of 2005 and 2004, respectively. Average interest-bearing assets produced a taxable equivalent yield of 6.14% for the second quarter of 2005 compared to 5.78% for the second quarter of 2004.

For the second quarter of 2005 as compared to the second quarter of 2004, the increase in total interest expense is attributable to a 60 basis point increase in the average interest rate paid on interest-bearing liabilities and a $120 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.07% for the second quarter of 2005, compared to 2.47% for the second quarter of 2004. Our net interest spread and net interest margin were 3.07% and 3.19%, respectively, for the second quarter of 2005, compared to 3.31% and 3.42% for the second quarter of 2004.

Net interest income increased $1.0 million, or 5.53%, to $19.4 million for the first six months of 2005 compared to $18.4 million for the first six months of 2004. Net interest income increased primarily due to a $5.5 million increase in total interest income offset by a $4.5 increase in total interest expense. The increase in total interest income is primarily due to a $85.8 million increase in the average volume of loans and a $98.1 million increase in the average volume of investment securities.

Average interest-earning assets for the first six months of 2005 increased $164 million, or 15.0%, to $1.259 billion from $1.095 billion in the first six months of 2004. This increase in average interest-earning assets was offset by a $163 million, or 15.7%, increase in average interest-bearing liabilities, to $1.207 billion for the first six months of 2005 from $1.044 billion for the first six months of 2004. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.3% and 104.9% for the first six months of 2005 and 2004, respectively. Average interest-bearing assets produced a taxable equivalent yield of 5.96% for the first six months of 2005 compared to 5.81% for the first six months of 2004.

For the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004, the increase in total interest expense is attributable to a 42 basis point increase in the average interest rate paid on interest-bearing liabilities and a $163 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.95% for the first six months of 2005, compared to 2.53% for the first six months of 2004. Our net interest spread and net interest margin were 3.01% and 3.13%, respectively, for the first six months of 2005, compared to 3.28% and 3.39% for the first six months of 2004.

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

                                                                       THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                  2005                             2004
                                                   -----------------------------------------------------------------
                                                     AVERAGE    INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/
                                                     BALANCE    EXPENSE     RATE      BALANCE     EXPENSE     RATE
                                                   ----------  ---------  --------  ----------  ----------  --------
                                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1).............................         $  945,407  $  15,590     6.61%  $  869,376  $   13,691     6.33%
  Investment securities
    Taxable...............................            251,876      2,945     4.69      183,643       2,109     4.62
    Tax-exempt(2).........................              6,616         89     5.40        2,744          39     5.72
        Total investment                           ----------  ---------            ----------  ----------
          securities......................            258,492      3,034     4.71      186,387       2,148     4.64
    Federal funds sold....................             15,851        109     2.76       17,670          41      .93
    Other investments.....................             21,571        254     4.72       47,945         231     1.94
                                                   ----------  ---------            ----------  ----------
        Total interest-earning
          assets..........................          1,241,321     18,987     6.14    1,121,378      16,111     5.78
Noninterest-earning assets:
  Cash and due from banks.................             29,032                           30,783
  Premises and equipment..................             57,211                           58,129
  Accrued interest and other
       assets.............................             87,290                           83,443
  Allowance for loan losses...............            (12,783)                         (23,308)
                                                   ----------                       ----------
        Total assets......................         $1,402,071                       $1,270,425
                                                   ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits.........................         $  335,803      1,645     1.96   $  258,926         813     1.26
  Savings deposits........................             27,078         10     0.15       28,987          11     0.15
  Time deposits...........................            605,584      4,873     3.23      578,039       3,681     2.56
  Other borrowings........................            190,113      1,881     3.97      173,170       1,456     3.38
  Subordinated debentures.................             31,959        699     8.77       31,959         626     7.88
                                                   ----------  ---------            ----------  ----------
        Total interest-bearing
          liabilities.....................          1,190,537      9,108     3.07    1,071,081       6,587     2.47
Noninterest-bearing liabilities:
  Demand deposits.........................             92,120                           87,153
  Accrued interest and other
    liabilities                                        18,356                           11,643
  Stockholders' equity....................            101,058                          100,548
                                                   ----------                       ----------
        Total liabilities and
          stockholders' equity............         $1,402,071                       $1,270,425
                                                   ==========                       ==========
Net interest income/net interest
  spread..................................                         9,879     3.07%                   9,524     3.31%
                                                                             ====                              ====
Net yield on earning assets...............                                   3.19%                             3.42%
                                                                             ====                              ====
Taxable equivalent adjustment:

  Investment securities(2)................                            30                                13
                                                               ---------                        ----------
        Net interest income...............                     $   9,849                        $    9,511
                                                               =========                        ==========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

      The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended June 30, 2005 and 2004.

                                                             THREE MONTHS ENDED JUNE 30 (1)
                                                          --------------------------------------
                                                                       2005 VS 2004
                                                          --------------------------------------
                                                                              CHANGES DUE TO
                                                           INCREASE     ------------------------
                                                          (DECREASE)       RATE         VOLUME
                                                          ----------    ----------    ----------
                                                                         (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans..................         $    1,899    $      638    $    1,261
     Interest on securities:
          Taxable................................                836            33           803
          Tax-exempt.............................                 50            (2)           52
     Interest on federal funds...................                 68            73            (5)
     Interest on other investments...............                 23           201          (178)
                                                          ----------    ----------    ----------
          Total interest income..................              2,876           943         1,933
                                                          ----------    ----------    ----------
Expense from interest-bearing liabilities:
  Interest on demand deposits....................                832           542           290
  Interest on savings deposits...................                 (1)            -            (1)
  Interest on time deposits......................              1,192         1,008           184
  Interest on other borrowings...................                425           272           153
  Interest subordinated debentures...............                 73            73             -
                                                          ----------    ----------    ----------
          Total interest expense.................              2,521         1,895           626
                                                          ----------    ----------    ----------
          Net interest income....................         $      355    $     (952)   $    1,307
                                                          ==========    ==========    ==========

--------------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

                                                                              SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------------------------------------------
                                                                      2005                              2004
                                                        -----------------------------------------------------------------
                                                         AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/
                                                         BALANCE     EXPENSE     RATE      BALANCE     EXPENSE     RATE
                                                        ----------  ---------  --------  ----------  ----------  --------
                                                                              (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net of unearned income(1)..............        $  949,626  $  30,468    6.47%   $  863,800  $   27,258     6.35%
  Investment securities
    Taxable.....................................           264,178      5,870    4.48       170,639       3,822     4.50
    Tax-exempt(2)...............................             6,624        177    5.39         2,030          62     6.14
                                                        ----------  ---------            ----------  ----------
        Total investment securities.............           270,802      6,047    4.50       172,669       3,884     4.52
    Federal funds sold..........................            14,726        191    2.62        16,055          75     0.94
    Other investments...........................            23,962        497    4.18        42,257         396     1.88
                                                        ----------  ---------            ----------  ----------
        Total interest-earning assets...........         1,259,116     37,203    5.96     1,094,781      31,613     5.81
Noninterest-earning assets:
  Cash and due from banks.......................            30,748                           29,002
  Premises and equipment........................            58,076                           58,076
  Accrued interest and other assets.............            83,525                           82,192
  Allowance for loan losses.....................           (12,792)                         (24,396)
                                                        ----------                       ----------
        Total assets............................        $1,418,673                       $1,239,655
                                                        ==========                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand deposits...............................        $  319,371      2,755    1.74    $  248,361       1,494     1.21
  Savings deposits..............................            27,643         21    0.15        29,692          24     0.16
  Time deposits.................................           631,728      9,789    3.12       561,091       7,264     2.60
  Other borrowings..............................           196,323      3,738    3.84       172,606       3,122     3.64
  Subordinated debentures.......................            31,959      1,384    8.73        31,959       1,252     7.88
                                                        ----------  ---------            ----------  ----------
        Total interest-bearing liabilities......         1,207,024     17,687    2.95     1,043,709      13,156     2.53

Noninterest-bearing liabilities:
  Demand deposits...............................            93,792                           84,200
  Accrued interest and other liabilities........            16,870                           11,419
  Stockholders' equity..........................           100,987                          100,327
                                                        ----------                       ----------
        Total liabilities and
          stockholders' equity..................        $1,418,673                       $1,239,655
                                                        ==========                       ==========
Net interest income/net interest
  spread........................................                       19,516    3.01%                   18,457     3.28%
                                                                                 ====                               ====
Net yield on earning assets.....................                                 3.13%                              3.39%
                                                                                 ====                               ====
Taxable equivalent adjustment:

  Investment securities(2)......................                           60                                21
                                                                    ---------                        ----------
        Net interest income.....................                    $  19,456                        $   18,436
                                                                    =========                        ==========

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2005 and 2004.

                                                             SIX MONTHS ENDED JUNE 30 (1)
                                                         --------------------------------------
                                                                      2005 VS 2004
                                                         --------------------------------------
                                                                            CHANGES DUE TO
                                                          INCREASE     ------------------------
                                                         (DECREASE)       RATE         VOLUME
                                                         ----------    ----------    ----------
                                                                (Dollars in thousands)
Increase (decrease) in:
  Income from interest-earning assets:
     Interest and fees on loans...................       $    3,210    $      513    $    2,697
     Interest on securities:
          Taxable.................................            2,048             -         2,048
          Tax-exempt..............................              115            (2)          117
     Interest on federal funds....................              116           117            (1)
     Interest on other investments................              101           201          (100)
                                                         ----------    ----------    ----------
          Total interest income...................            5,590           829         4,761
                                                         ----------    ----------    ----------

Expense from interest-bearing liabilities:
  Interest on demand deposits.....................            1,261           763           498
  Interest on savings deposits....................               (3)           (1)           (2)
  Interest on time deposits.......................            2,525         1,550           975
  Interest on other borrowings....................              616           176           440
  Interest subordinated debentures................              132           132             -
                                                         ----------    ----------    ----------
          Total interest expense..................            4,531         2,620         1,911
                                                         ----------    ----------    ----------
          Net interest income.....................       $    1,059    $   (1,791)   $    2,850
                                                         ==========    ==========    ==========

-----------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income increased $5.0 million, or 177.3%, to $7.8 million for the second quarter of 2005 from $2.8 million for the second quarter of 2004, primarily due to $5.0 million in insurance proceeds received in the second quarter of 2005 which resolved our claims arising from fraud losses which occurred in previous periods. Mortgage banking income increased $379,000, or 99.0%, to $762,000 in the second quarter of 2005 from $383,000 in the second quarter of 2004. This increase in mortgage banking income was offset by a decrease in gains on securities of $105,000 and a decrease in service charges on deposits of $231,000 in the second quarter of 2005. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Service charges on deposit accounts increased $54,000, or 4.9%, in the second quarter of 2005 over first quarter of 2005.

Noninterest income increased $2.6 million, or 40.7%, to $9.2 million for the first six months of 2005 from $6.6 million for the first six months of 2004, primarily due to $5.0 million in insurance proceeds received in the second quarter of 2005, offset by losses we realized in 2005 on our investment portfolio compared to gains on the sale of investments and our Morris branch in 2004. The investment portfolio losses were realized primarily in the first quarter of 2005 as a result of a $50 million sale of bonds in the investment portfolio. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges on deposits decreased $510,000, or 18.3%, to $2.3 million in the first six months of 2005 from $2.8 million in the first six months of 2004. As discussed above, this decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Mortgage banking income increased $421,000, or 53.5%, to $1.2 million in the first six months of 2005 from $787,000 in the first six months of 2004.

Noninterest expense. Noninterest expense increased $4.3 million, or 38.7%, to $15.5 million for second quarter of 2005 from $11.2 million for the second quarter of 2004. This increase is primarily due to the employment contract buyouts of $3.0 million in the second quarter of 2005 (see Note 3 to the condensed consolidated financial statements). We also incurred $1.0 million of write-downs and losses on other real estate in the second quarter of 2005, primarily related to a single property on which an updated appraised value was obtained.

Noninterest expense increased $16.5 million, or 73.9%, to $38.8 million for first six months of 2005 from $22.3 million for the first six months of 2004. This increase is primarily due to the management separation costs of $15.3 million incurred in the first six months of 2005. The management separation charges primarily include severance payments, accelerated vesting of restricted stock and deferred compensation agreements, employment contract buy-outs and professional fees (see Note 3 to the condensed consolidated financial statements). Salaries and benefits decreased $128,000, or 1.1%, to $11.3 million for the first six months of 2005 from $11.4 million for the first six months of 2004. All other noninterest expenses increased $1.3 million, or 19.2%, to $8.1 million for the first six months of 2005 from $6.8 million for the first six months of 2004, primarily due to the $355,000 loss on the sale of our corporate aircraft in the first quarter of 2005 and the additional $1.0 million of other real estate losses in the second quarter of 2005.

Income tax expense. Our income tax expense was $67,000 for the second quarter of 2005, compared to $79,000 for the second quarter of 2004. We recognized an income tax benefit of $4.91 million for the first six months of 2005, compared to income tax expense of $398,000 for the first six months of 2004. The primary difference in the effective rate and the federal statutory rate (34%) for the three- and six-month periods ended June 30, 2005 and 2004 is due to certain tax-exempt income from investments and insurance policies.

Provision for Loan Losses. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards No. 114 (SFAS 114) to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See "Financial Condition - Allowance for Loan Losses" for additional discussion.

The provision for loan losses was $1.5 million for the second quarter of 2005 and $2.25 million for the first six months of 2005. Our provision for loan losses increased during the second quarter of 2005 primarily as a result of an increase in classified loans of $3.2 million identified during the second quarter. In addition, we incurred charge-offs during the second quarter of 2005 related to the reassessment of collateral values on certain nonperforming commercial credits and the settlement of a disputed collateral lien. We did not record a provision for loan loss in the first six months of 2004. During the first six months of 2005, we had net charged-off loans totaling $2.5 million, compared to net charged-off loans of $5.0 million in the first six months of 2004. The annualized ratio of net charged-off loans to average loans was .54% in the first six months of 2005 compared to 1.16% for the first six months of 2004 and 1.52% for the year 2004. The allowance for loan losses totaled $12.3 million, or 1.36% of loans, net of unearned income, at June 30, 2005 compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See "Allowance for Loan Losses" for additional discussion.

Financial Condition

Total assets were $1.384 billion at June 30, 2005, a decrease of $39 million, or 2.78%, from $1.423 billion as of December 31, 2004. Average total assets for the first six months of 2005 totaled $1.419 billion, which was supported by average total liabilities of $1.318 billion and average total stockholders' equity of $101 million.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $3.9 million, or 8.5%, to $42.0 million at June 30, 2005 from $45.9 million at December 31, 2004. At June 30, 2005, short-term liquid assets comprised 3.0% of total assets, compared to 3.2% at December 31, 2004. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.

Investment Securities. Total investment securities decreased $24.1 million, or 8.4%, to $264.2 million at June 30, 2005, from $288.3 million at December 31, 2004. Mortgage-backed securities, which comprised 38.9% of the total investment portfolio at June 30, 2005, increased $42.3 million, or 69.7%, to $102.9 million from $60.6 million at December 31, 2004. Investments in U.S. agency securities, which comprised 41.3% of the total investment portfolio at June 30, 2005, decreased $70.6 million, or 39.3%, to $109.2 million from $179.8 million at December 31, 2004. During the second quarter of 2005, we closed on the sale of $50 million in bonds and reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. The total investment portfolio at June 30, 2005 comprised 21.6% of all interest-earning assets, compared to 22.8% at December 31, 2004, and produced an average taxable equivalent yield of 4.7% for the second quarter of 2005, compared to 4.6% for the second quarter of 2004 and 4.5% for the first six months of 2005 and 2004.

Loans. Loans, net of unearned income, totaled $903.5 million at June 30, 2005, a decrease of 3.4%, or $31.4 million, from $934.9 million at December 31, 2004. Mortgage loans held for sale totaled $29.8 million at June 30, 2005, an increase of $21.7 million from $8.1 million at December 31, 2004. Average loans, including mortgage loans held for sale, totaled $945.4 million for the second quarter of 2005 compared to $869.4 million for the second quarter of 2004. Average loans, including mortgage loans held for sale, totaled $949.6 million for the first six months of 2005 compared to $863.8 million for the first six months of 2004. Loans, net of unearned income, comprised 73.95% of interest-earning assets at June 30, 2005, compared to 73.88% at December 31, 2004. Mortgage loans held for sale comprised 2.4% of interest-earning assets at June 30, 2005, compared to .6% at December 31, 2004. The loan portfolio produced an average yield of 6.6% for the second quarter of 2005 and 6.5% for the first six months of 2005, compared to 6.3% for the second quarter and first six months of 2004. The following table details the distribution of our loan portfolio by category as of June 30, 2005 and December 31, 2004 (in thousands):

                                    DISTRIBUTION OF LOANS BY CATEGORY

                                                        JUNE 30, 2005      DECEMBER 31, 2004
                                                    --------------------  -------------------
                                                                 PERCENT             PERCENT
                                                                   OF                   OF
                                                      AMOUNT      TOTAL     AMOUNT    TOTAL
                                                    ----------  --------  ---------  --------
Commercial and industrial.........................  $  115,775     12.8%  $ 131,979    14.1%
Real estate -- construction and land development..     259,054     28.6     249,188    26.6
Real estate -- mortgage
   Single-family..................................     238,903     26.4     250,718    26.8
   Commercial.....................................     236,275     26.1     242,279    25.9
   Other..........................................      26,634      2.9      25,745     2.7
Consumer..........................................      21,481      2.4      28,431     3.0
Other.............................................       6,699       .8       8,045      .9
                                                    ----------  --------  ---------  --------
          Total loans.............................     904,821    100.0%    936,385   100.0%
                                                                  =====               =====
Unearned income...................................      (1,365)              (1,517)
Allowance for loan losses.........................     (12,263)             (12,543)
                                                    ----------            ---------
          Net loans...............................  $  891,193            $ 922,325
                                                    ==========            =========

Deposits. Noninterest-bearing deposits totaled $96.0 million at June 30, 2005, an increase of 7.3%, or $6.5 million, from $89.5 million at December 31, 2004. Noninterest-bearing deposits comprised 9.2% of total deposits at June 30, 2005, compared to 8.4% at December 31, 2004. Of total noninterest-bearing deposits $69.5 million, or 72% were in our Alabama branches while $26.5 million, or 28% were in our Florida branches.

Interest-bearing deposits totaled $944.5 million at June 30, 2005, a decrease of 3.4%, or $33.2 million, from $977.7 million at December 31, 2004. Our average interest-bearing deposits for the second quarter of 2005 totaled $968.5 million compared to $866.0 million for the second quarter of 2004, an increase of $102.5 million, or 11.8%. Interest-bearing deposits averaged $978.7 million for the first six months of 2005 compared to $839.1 million for the first six months of 2004, an increase of $139.6 million, or 16.6%.

The average rate paid on all interest-bearing deposits was 2.7% during the second quarter of 2005 compared to 2.1% for the second quarter of 2004 and 2.6% during the first six months of 2005 compared to 2.0% for the first six months of 2004. Of total interest-bearing deposits $698.7 million, or 74%, were in the Alabama branches while $245.8 million, or 26%, were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $146.1 million at June 30, 2005 and $156.1 million at December 31, 2004. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 4.20% at June 30, 2005. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans. The FHLB has issued for the benefit of our banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit may be terminated January 6, 2006 upon sixty days' prior notice; otherwise, it will automatically extend for a successive one-year term.

Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II ("TBC Capital II") and TBC Capital Statutory Trust III ("TBC Capital III"), of which we own 100% of the common equity. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.

The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

                                               June 30, 2005  December 31, 2004
                                               -------------  -----------------
                                                      (In thousands)
10.6% junior subordinated debentures owed to
TBC Capital Statutory Trust II due September
7, 2030                                          $   15,464       $   15,464
6-month LIBOR plus 3.75% junior subordinated
debentures owed to TBC Capital
Statutory Trust III due July 25, 2031                16,495           16,495
                                                 ----------       ----------
Total junior subordinated debentures owed to
unconsolidated subsidiary trusts                 $   31,959       $   31,959
                                                 ==========       ==========

As of June 30, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 6.71% and 5.74%, respectively.

Currently, we must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March and July, 2005.

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

We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedures, sets limits on credit concentration and enforces regulatory requirements. In addition, Credit Risk Management, LLC, an independent loan review firm, supplements our existing independent loan review function.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                          SIX-MONTH
                                                         PERIOD ENDED    YEAR ENDED
                                                           JUNE 30,     DECEMBER 31,
                                                             2005           2004
                                                         ------------   ------------
                                                           (Dollars in thousands)
Allowance for loan losses at beginning of  period....    $    12,543    $    25,174
Charge-offs:
  Commercial and industrial .........................          1,161          7,690
  Real estate -- construction and land development...             74            765
  Real estate -- mortgage
      Single-family .................................            499          1,012
      Commercial ....................................            995          5,820
      Other .........................................             20             86
  Consumer ..........................................            380          1,881
  Other .............................................            254             87
                                                         -----------    -----------
          Total charge-offs .........................          3,383         17,341
Recoveries:
  Commercial and industrial .........................            210          1,468
  Real estate -- construction and land development...             25              4
  Real estate -- mortgage
      Single-family .................................            282            470
      Commercial ....................................            124            737
      Other .........................................             73             97
  Consumer ..........................................             97            549
  Other .............................................             42            410
                                                         -----------    -----------
          Total recoveries ..........................            853          3,735
                                                         -----------    -----------
Net charge-offs .....................................          2,530         13,606

Provision for loan losses ...........................          2,250            975
                                                         -----------    -----------
Allowance for loan losses at end of period ..........    $    12,263    $    12,543
                                                         ===========    ===========

Loans at end of period, net of unearned income ......    $   903,456    $   934,868
Average loans, net of unearned income ...............        949,626        894,406
Ratio of ending allowance to ending loans ...........           1.36%          1.34%
Ratio of net charge-offs to average loans (1) .......            .54%          1.52%
Net charge-offs as a percentage of:
  Provision for loan losses .........................         112.44%       1395.49%
  Allowance for loan losses (1) .....................          41.60%        108.47%
Allowance for loan losses as a percentage
  of nonperforming loans ............................         195.08%        169.36%

(1)Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at June 30, 2005 was 1.36%, compared to 1.34% as of December 31, 2004. The allowance for loan losses as a percentage of nonperforming loans increased to 195.08% at June 30, 2005 from 169.36% at December 31, 2004.

Net charge-offs were $2.5 million for the first six months of 2005. Net charge-offs to average loans on an annualized basis totaled 0.54% for the first six months of 2005. Net commercial loan charge-offs totaled $951,000, or 37.6% of total net charge-off loans, for the first six months of 2005, compared to 45.7% of total net charge-off loans for the year 2004. Net commercial real estate loan charge-offs totaled $871,000, or 34.4% of total net charge-off loans, for the first six months of 2005 compared to 37.4% of total net charge-off loans for the year 2004. Net single family real estate loan charge-offs totaled $217,000, or 8.6% of total net charge-off loans, for the first six months of 2005 compared to 4.0% of total net charge-off loans for the year 2004. Net consumer loan charge-offs totaled $283,000, or 11.2% of total net charge-off loans, for the first six months of 2005 compared to 9.8% of total net charge-off loans for the year 2004.

Nonperforming Assets. Nonperforming assets decreased $4.6 million, to $7.8 million as of June 30, 2005 from $12.4 million as of December 31, 2004. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased from 1.32% at December 31, 2004 to 0.86% at June 30, 2005. The following table represents our nonperforming assets for the dates indicated.

                              NONPERFORMING ASSETS

                                                                             JUNE 30, 2005   DECEMBER 31, 2004
                                                                                 TOTAL             TOTAL
                                                                             -------------   -----------------
                                                                                   (Dollars in Thousands)
Nonaccrual ..............................................................       $ 6,073          $   6,344
Accruing loans 90 days or more delinquent ...............................           123                431
Restructured ............................................................            90                631
                                                                             ----------      -------------
      Total nonperforming loans .........................................         6,286              7,406

Other real estate owned .................................................         1,484              4,906
Repossessed assets ......................................................             -                103
                                                                             ----------      -------------
      Total nonperforming assets ........................................       $ 7,770          $  12,415
                                                                             ==========      =============

Nonperforming loans as a percent of loans ...............................           .70%               .79%
                                                                             ==========      =============

Nonperforming assets as a percent of loans plus nonperforming assets.....          0.86%              1.32%
                                                                             ==========      =============

Loans past due 30 days or more, net of non-accruals, improved to .62% at June 30, 2005 from .88% at December 31, 2004.

The following is a summary of nonperforming loans by category for the dates shown:

                                                            JUNE 30,   DECEMBER 31,
                                                              2005        2004
                                                            --------   ------------
                                                            (Dollars in thousands)
Commercial and industrial................................   $ 1,413      $ 2,445
Real estate -- construction and land development.........       155          187
Real estate -- mortgages.................................
     Single-family.......................................     2,499        2,060
     Commercial..........................................     1,847        2,273
     Other...............................................       114          183
Consumer.................................................       258          250
Other....................................................         -            8
                                                            -------   ----------
          Total  nonperforming loans.....................   $ 6,286      $ 7,406
                                                            =======   ==========

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

Impaired Loans. At June 30, 2005, the recorded investment in impaired loans totaled $4.8 million, with approximately $1.4 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $300,000 from $5.1 million at December 31, 2004. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2005:

                                                            OUTSTANDING    SPECIFIC
                                                              BALANCE      ALLOWANCE
                                                            ------------  ----------
Commercial and industrial.................................  $      1,511  $      621
Real estate -- construction and land development..........           155          38
Real estate -- mortgages..................................
     Commercial...........................................         2,984         701
     Other................................................           113          57
                                                            ------------  ----------
         Total...........................................   $      4,763  $    1,417
                                                            ============  ==========

Potential Problem Loans. In addition to nonperforming loans, management has identified $1.5 million in potential problem loans as of June 30, 2005 compared to $2.4 million as of December 31, 2004. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming.

Stockholders' Equity. At June 30, 2005, total stockholders' equity was $101.7 million, an increase of $1.2 million from $100.5 million at December 31, 2004. The increase in stockholders' equity during the first six months of 2005 resulted primarily from a net loss of $7.5 million offset by issuance, vesting and forfeitures of restricted stock totaling $737,000, other comprehensive income of $446,000 and additional net proceeds of $7.3 million resulting from the sale in January 2005 of 925,636 shares of our common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors in a private placement. As of June 30, 2005, we had 19,805,956 shares of common stock issued and 19,551,411 outstanding. As of June 30, 2005, there were 49,823 shares held in treasury at a cost of $341,000.

Effective June 30, 2005, 62,000 shares of our convertible preferred stock were converted into 775,000 shares of common stock at a conversion price of $8.00 per share. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders' equity.

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees who are at least 21 years old and have completed a year of service. As of June 30, 2005, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the committed to be released. As shares are committed to be released and compensation expense is the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended June 30, 2005 and 2004 was $135,000 and $98,000, respectively. The ESOP shares as of June 30, 2005, were as follows:

                                             June 30, 2005
                                            ---------------
Allocated shares                                     55,328
Estimated shares committed to be released            13,350
Unreleased shares                                   204,722
                                            ---------------
Total ESOP shares                                   273,400
                                            ===============

Fair value of unreleased shares             $     2,166,000
                                            ===============

Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at June 30, 2005 (dollars in thousands):

                                               FOR CAPITAL
                                                ADEQUACY          TO BE WELL
                                ACTUAL          PURPOSES         CAPITALIZED
                           ----------------  ---------------  -----------------
                             AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT     RATIO
                           ---------  -----  --------  -----  ---------   -----
Total Risk-Based Capital
      Corporation          $ 124,547  11.63% $ 85,636  8.00%  $ 107,046   10.00%
      The Bank               122,673  11.67    84,091  8.00     105,114   10.00

Tier 1 Risk-Based Capital
      Corporation            111,320  10.40    42,818  4.00      64,227    6.00
      The Bank               110,410  10.50    42,045  4.00      63,068    6.00

Leverage Capital
      Corporation            111,320   8.06    55,241  4.00      69,051    5.00
      The Bank               110,410   8.06    54,495  4.00      68,494    5.00

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

These forward-looking statements implicitly and explicitly include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality, the adequacy of our allowance for loan losses and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors' products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including policies, laws and regulations concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes;
(10) changes in consumer spending and savings habits; and (11) regulatory, legal or judicial proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2005 from those presented in our annual report on Form 10-K for the year ended December 31, 2004.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2005. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

While we are a party to various legal proceedings arising in the ordinary course of business, we believe that there are no proceedings threatened or pending against us at this time that will individually, or in the aggregate, materially adversely affect our business, financial condition or results of operations. We believe that we have strong claims and defenses in each lawsuit in which we are involved. While we believe that we will prevail in each lawsuit, there can be no assurance that the outcome of any pending, or any future, litigation, either individually or in the aggregate, will not have a material adverse effect on our financial condition or our results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 30, 2005, we issued 775,000 shares of our common stock upon the conversion of 62,000 shares of our Series A Convertible Preferred Stock at a conversion price of $8.00 per share. The convertible preferred stock was originally issued in May 2003 in a transaction exempt from registration under the Securities Act of 1933 pursuant to the exemption contained in Section 4(2) thereof. The issuance of common stock upon conversion of the preferred stock was exempt from registration pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933. We did not derive any proceeds from the issuance of common stock upon conversion of the preferred stock. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 15, 2005, we held our annual meeting of stockholders, at which the following actions were taken:

   - The stockholders voted to approve an amendment to our Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 25 million to 35 million. The votes on this proposal were as follows:

   FOR       AGAINST   ABSTAIN
----------   -------   -------
14,633,306   540,556    2,131

   - The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to declassify the Board of Directors and require all directors to stand for election annually. The votes on this proposal were as follows:

   FOR       AGAINST   ABSTAIN
----------   -------   -------
15,143,604   29,030     3,359

   - The stockholders voted to elect the following persons as directors, each to serve a one-year term:

         NAME                FOR       WITHHELD
-----------------------   ----------   --------
C. Stanley Bailey         15,146,819    29,174
Roger Barker              14,990,544   185,449
K. Earl Durden            15,088,419    87,574
Rick D. Gardner           15,146,819    29,174
Thomas E. Jernigan, Jr.   14,987,785   188,208
James Mailon Kent, Jr.    15,032,160   143,833
James M. Link             15,029,044   146,949
Barry Morton              15,108,319    67,674
C. Marvin Scott           15,146,819    29,174
Michael E. Stephens       15,088,419    87,574
James A. Taylor           14,656,212   519,781
James A. Taylor, Jr.      14,610,453   565,540
James C. White, Sr.       14,987,785   188,208

   - The stockholders voted to ratify the appointment of Carr, Riggs & Ingram, LLC as the independent registered public accounting firm to audit the Corporation's financial statements for the year ending December 31, 2005. The votes on this proposal were as follows:

   FOR        AGAINST     ABSTAIN
----------    -------     -------
15,144,786    10,828       50,379

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

                                 The Banc Corporation
                                      (Registrant)

Date: August 9, 2005    By: /s/ C. Stanley Bailey
                            ------------------------------------------------
                        C. Stanley Bailey
                        Chief Executive Officer

Date: August 9, 2005    By: /s/ David R. Carter
                            ------------------------------------------------
                        David R. Carter
                        Executive Vice President and Chief Financial Officer