Form 10-Q
period 2005-09-30
BANC CORP
filed 2005-11-09
CIK 1065298

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AS OF SEPTEMBER 30, 2005
            -----                           ------------------------------------
Common stock, $.001 par value                            19,775,886

================================================================================

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BANC CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                            2005           2004
                                                                                       -------------   ------------
                                                                                        (UNAUDITED)
ASSETS
Cash and due from banks ............................................................    $   22,140      $   23,489
Interest-bearing deposits in other banks ...........................................         7,341          11,411
Federal funds sold .................................................................        25,565          11,000
Investment securities available for sale ...........................................       257,080         288,308
Mortgage loans held for sale .......................................................        17,447           8,095
Loans, net of unearned income ......................................................       903,398         934,868
Less: Allowance for loan losses ....................................................       (12,024)        (12,543)
                                                                                        ----------      ----------
      Net loans ....................................................................       891,374         922,325
                                                                                        ----------      ----------
Premises and equipment, net ........................................................        55,957          60,434
Accrued interest receivable ........................................................         6,238           6,237
Stock in FHLB and Federal Reserve Bank .............................................        11,821          11,787
Cash surrender value of life insurance .............................................        38,804          38,369
Other assets .......................................................................        42,492          41,673
                                                                                        ----------      ----------
      TOTAL ASSETS .................................................................    $1,376,259      $1,423,128
                                                                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Noninterest-bearing .............................................................    $   91,265      $   89,487
   Interest-bearing ................................................................       961,016         977,719
                                                                                        ----------      ----------
      TOTAL DEPOSITS ...............................................................     1,052,281       1,067,206
Advances from FHLB .................................................................       146,090         156,090
Federal funds borrowed and security repurchase agreements ..........................        20,861          49,456
Notes payable ......................................................................         3,808           3,965
Junior subordinated debentures owed to unconsolidated subsidiary trusts ............        31,959          31,959
Accrued expenses and other liabilities .............................................        17,983          13,913
                                                                                        ----------      ----------
      TOTAL LIABILITIES ............................................................     1,272,982       1,322,589
Stockholders' Equity
   Convertible preferred stock, par value $.001 per share; authorized 5,000,000
      shares; shares issued and outstanding -0- and 62,000, respectively ...........            --              --
   Common stock, par value $.001 per share; authorized 35,000,000 shares; shares issued 20,023,756 and 18,025,932, respectively; outstanding 19,775,886 and
      17,749,846, respectively .....................................................            20              18
   Surplus - preferred .............................................................            --           6,193
      - common stock ...............................................................        86,446          68,428
   Retained earnings ...............................................................        20,504          29,591
   Accumulated other comprehensive loss ............................................        (1,755)         (1,094)
   Treasury stock, at cost .........................................................          (341)           (390)
   Unearned ESOP stock .............................................................        (1,597)         (1,758)
   Unearned restricted stock .......................................................            --            (449)
                                                                                        ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY ...................................................       103,277         100,539
                                                                                        ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................    $1,376,259      $1,423,128
                                                                                        ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                    ------------------   ------------------
                                                                       2005      2004      2005       2004
                                                                     -------   -------   --------   -------
INTEREST INCOME
Interest and fees on loans ......................................    $16,063   $14,244   $ 46,531   $41,502
Interest on investment securities
   Taxable ......................................................      2,919     2,270      8,789     6,092
   Exempt from Federal income tax ...............................         62        47        179        88
Interest on federal funds sold ..................................        163        32        354       107
Interest and dividends on other investments .....................        272       157        769       553
                                                                     -------   -------   --------   -------
   Total interest income ........................................     19,479    16,750     56,622    48,342
INTEREST EXPENSE
Interest on deposits ............................................      7,346     4,859     19,911    13,641
Interest on other borrowed funds ................................      1,927     1,510      5,665     4,632
Interest on subordinated debentures .............................        732       653      2,116     1,905
                                                                     -------   -------   --------   -------
   Total interest expense .......................................     10,005     7,022     27,692    20,178
                                                                     -------   -------   --------   -------
         NET INTEREST INCOME ....................................      9,474     9,728     28,930    28,164
Provision for loan losses .......................................        500        --      2,750        --
                                                                     -------   -------   --------   -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......      8,974     9,728     26,180    28,164
NONINTEREST INCOME
Service charges and fees on deposits ............................      1,448     1,526      3,726     4,314
Mortgage banking income .........................................        693       463      1,901     1,250
Investment security (losses) gains ..............................         --        (4)      (977)      424
Gain on sale of branches ........................................         --        --         --       739
Increase in cash surrender value of life insurance ..............        389       399      1,131     1,212
Insurance proceeds ..............................................         --        --      5,000        --
Other income ....................................................        270       345      1,257     1,357
                                                                     -------   -------   --------   -------
      TOTAL NONINTEREST INCOME ..................................      2,800     2,729     12,038     9,296
NONINTEREST EXPENSE
Salaries and employee benefits ..................................      6,048     5,925     17,377    17,382
Occupancy, furniture and equipment expense ......................      1,898     1,982      5,938     6,034
Management separation costs .....................................         64        --     15,402        --
Loss on sale of loans ...........................................         --     2,260         --     2,260
Other operating expenses ........................................      3,028     3,605     11,126    10,409
                                                                     -------   -------   --------   -------
   TOTAL NONINTEREST EXPENSE ....................................     11,038    13,772     49,843    36,085
                                                                     -------   -------   --------   -------
         Income (loss) before income taxes ......................        736    (1,315)   (11,625)    1,375
INCOME TAX EXPENSE (BENEFIT) ....................................         56      (485)    (4,849)      (87)
                                                                     -------   -------   --------   -------
         NET INCOME (LOSS) ......................................        680      (830)    (6,776)    1,462
PREFERRED STOCK DIVIDENDS .......................................         --        --        305       217
EFFECT OF EARLY CONVERSION OF PREFERRED STOCK ...................         --        --      2,006        --
                                                                     -------   -------   --------   -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS .............    $   680   $  (830)  $ (9,087)  $ 1,245
                                                                     =======   =======   ========   =======
BASIC NET INCOME (LOSS) PER COMMON SHARE ........................    $  0.03   $ (0.05)  $  (0.48)  $  0.07
                                                                     =======   =======   ========   =======
DILUTED NET INCOME (LOSS) PER COMMON SHARE ......................    $  0.03   $ (0.05)  $  (0.48)  $  0.07
                                                                     =======   =======   ========   =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......................     19,625    17,590     18,920    17,576
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION ...     20,240    17,590     18,920    17,741

See Notes to Condensed Consolidated Financial Statements.

                      THE BANC CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                          --------------------
                                                                            2005        2004
                                                                          --------   ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES ......................   $ (6,540)  $   5,970
                                                                          --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in other
      banks ...........................................................      4,071        (659)
   Net increase in federal funds sold .................................    (14,565)    (33,000)
   Proceeds from sales of securities available for sale ...............     57,150      83,613
   Proceeds from maturities of investment securities available for
      sale ............................................................     26,274      45,826
   Purchases of investment securities available for sale ..............    (54,765)   (214,270)
   Net decrease (increase) in loans ...................................     30,332     (79,779)
   Purchases of premises and equipment ................................     (1,654)     (3,222)
   Proceeds from sales of premises and equipment ......................      3,243          --
   Net cash paid in branch sale .......................................         --      (6,626)
   Purchase of life insurance .........................................         --      (5,000)
   Increase in other investments ......................................        (34)       (545)
                                                                          --------   ---------
      Net cash provided (used) by investing activities ................     50,052    (213,662)
                                                                          --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposit accounts ........................    (14,925)    149,878
   Net (decrease) increase in FHLB advances and other borrowed funds ..    (38,595)     67,973
   Payments made on long term debt ....................................       (158)       (157)
   Proceeds from sale of common stock .................................      9,122          49
   Cash dividends paid ................................................       (305)       (217)
                                                                          --------   ---------
      Net cash (used) provided by financing activities ................    (44,861)    217,526
                                                                          --------   ---------

Net (decrease) increase in cash and due from banks ....................     (1,349)      9,834

Cash and due from banks at beginning of period ........................     23,489      31,679
                                                                          --------   ---------
CASH AND DUE FROM BANKS AT END OF PERIOD ..............................   $ 22,140   $  41,513
                                                                          ========   =========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. It is management's opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The condensed statement of financial condition at December 31, 2004, which has been derived from the financial statements audited by Carr, Riggs & Ingram, LLC, independent public accountants, as indicated in their report included in the Corporation's Annual Report on Form 10-K, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, to amend APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS 153 was issued. The provisions of SFAS 153 are to be applied prospectively. The Corporation does not believe SFAS 153 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle.

SFAS 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Corporation does not believe SFAS 154 will have a material impact on its financial statements.

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

On June 17, 2005, the Corporation's banking subsidiary filed an application to change its charter to a federal savings bank charter under the Office of Thrift Supervision. The application was accepted and the charter conversion became effective November 1, 2005. Through October 31, 2005, the Corporation's banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve.

In May 2005, the Corporation received $5,000,000 (approximately $3,200,000 after-tax, or $.17 per common share) to resolve its insurance claims relating to fraud losses which occurred in previous periods.

On January 24, 2005, the Corporation announced that it had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the Corporation and chairman of the Corporation's banking subsidiary, C. Marvin Scott as President of the Corporation and the Corporation's banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the Corporation and the Corporation's banking subsidiary. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share. The Corporation also entered into agreements with James A. Taylor and James A. Taylor, Jr. under which they would continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers of the Corporation and officers and directors of the Corporation's banking subsidiary. Mr. Taylor, Jr. subsequently resigned as a director of the Corporation effective September 28, 2005 to pursue other business opportunities.

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor $3,940,155 on January 24, 2005, and is scheduled to pay an additional $3,152,124 by January 24, 2006, and $788,031 by January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by the Corporation for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

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

In connection with the above described management separation transactions, the Corporation recognized pre-tax expenses of $15.4 million for the nine-month period ended September 30, 2005. At September 30, 2005, the

Corporation had $4.3 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

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

                                            ALABAMA     FLORIDA
                                            REGION      REGION     COMBINED
                                          ----------   --------   ----------
Three months ended September 30, 2005
   Net interest income.................   $    6,277   $  3,197   $    9,474
   Provision for loan losses...........          503         (3)         500
   Noninterest income (1)..............        2,780         20        2,800
   Noninterest expense (2)(3)..........        9,986      1,052       11,038
   Income tax (benefit) expense........         (648)       704           56
      Net (loss) income................         (784)     1,464          680
   Total assets........................    1,149,376    226,883    1,376,259

Three months ended September 30, 2004
   Net interest income.................   $    6,955   $  2,773   $    9,728
   Provision for loan losses (1).......           18        (18)          --
   Noninterest income (1)..............        2,418        311        2,729
   Noninterest expense (2).............       12,674      1,098       13,772
   Income tax (benefit) expense........       (1,883)     1,398         (485)
      Net (loss) income................       (1,436)       606         (830)
   Total assets (1)....................    1,133,525    247,768    1,381,293

Nine months ended September 30, 2005
   Net interest income.................   $   19,812   $  9,118   $   28,930
   Provision for loan losses...........        2,615        135        2,750
   Noninterest income (1)..............       11,365        673       12,038
   Noninterest expense (2)(3)..........       46,616      3,227       49,843
   Income tax (benefit) expense........       (6,753)     1,904       (4,849)
      Net (loss) income................      (11,301)     4,525       (6,776)

                                          ALABAMA   FLORIDA
                                           REGION    REGION   COMBINED
                                          -------   -------   --------
Nine months ended September 30, 2004
   Net interest income.................   $20,168   $ 7,996   $28,164
   Provision for loan losses (1).......     1,974    (1,974)       --
   Noninterest income (1)..............     8,283     1,013     9,296
   Noninterest expense (2).............    30,086     5,999    36,085
   Income tax (benefit) expense........    (2,364)    2,277       (87)
      Net income.......................    (1,245)    2,707     1,462

----------
(1) See Notes 3 and 4 concerning branch sales and insurance proceeds. Also, in January 2004, certain loans were transferred from the Florida segment to the Corporation's special assets department, which is included in the Alabama segment.

(2) Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3) See Notes 3 and 4 concerning the amount of management separation charges and loss on the sale of assets.

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                     ------------------   -----------------
                                                                       2005      2004       2005      2004
                                                                     -------   -------    -------   -------
Numerator:
   Net income (loss) .............................................   $   680   $  (830)   $(6,776)  $ 1,462
   Less preferred dividends ......................................        --        --        305       217
   Less effect of preferred stock conversion .....................        --        --      2,006        --
                                                                     -------   -------    -------   -------
For basic and diluted, net income (loss)  applicable to common
   stockholders ..................................................   $   680   $  (830)   $(9,087)  $ 1,245
                                                                     =======   =======    =======   =======
Denominator:
   For basic, weighted average common shares outstanding .........    19,625    17,590     18,920    17,576
   Effect of dilutive stock options, restricted stock and
      convertible preferred ......................................       615        --         --       165
                                                                     -------   -------    -------   -------
Weighted average common shares outstanding, assuming dilution ....    20,240    17,590     18,920    17,741
                                                                     =======   =======    =======   =======
Basic net income (loss) per common share .........................   $   .03   $  (.05)   $  (.48)  $   .07
                                                                     =======   =======    =======   =======
Diluted net income (loss)  per common share ......................   $   .03   $  (.05)   $  (.48)  $   .07
                                                                     =======   =======    =======   =======

Net income (loss) applicable to common stockholders and net income (loss) per common share reflect the effects of the early conversion of 62,000 shares of the Corporation's convertible preferred stock into 775,000 shares of common stock at a conversion price of $8.00 per share. Such conversion was effective as of June 30, 2005. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders' equity.

Common stock equivalents ("CSEs") of 1,109,341 were not included in computing diluted net loss per common share for the nine-month period ended September 30, 2005 and CSEs of 939,444 and 775,000 were not included for the three- and nine-month periods ended September 30, 2004, respectively, because their effects were anti-dilutive in each case.

NOTE 7 - COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income was $(427,000) and $(7,437,000), respectively, for the three- and nine-month periods ended September 30, 2005, and $1,186,000 and $1,064,000 respectively, for the three- and nine-month periods ended September 30, 2004. Total comprehensive (loss) income consists of net (loss) income and the unrealized gain or loss on the Corporation's available-for-sale securities portfolio arising during the period.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow (in thousands):

                                                                                      SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                                      ------------------    -----------------
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due
   September 7, 2030..............................................................          $15,464              $15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital
   Statutory Trust III due July 25, 2031..........................................           16,495               16,495
                                                                                            -------              -------
Total junior subordinated debentures owed to unconsolidated subsidiary trusts.....          $31,959              $31,959
                                                                                            =======              =======

As of September 30, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 7.67% and 5.74%, respectively.

Prior to the conversion of its subsidiary's charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation's semi-annual distributions on its trust preferred securities in January, March, July and September, 2005.

NOTE 10 - STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Corporation issued 925,636 shares of its common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors, in a private placement. The Corporation received proceeds, net of issuance cost, of $7,328,000. The Corporation also has received $1,791,000 in proceeds from the exercise of 276,984 stock options primarily during the second and third quarters of 2005.

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

Unvested restricted shares outstanding as of September 30, 2005 were 13,334. The amounts of restricted shares are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the periods ended September 30, 2005 and 2004, the Corporation has recognized $599,000 and $150,000, respectively, in restricted stock expense. The current year expense is primarily related to the accelerated vesting from the management separation agreements and employment contract buyouts and is included in the amount of management separation cost.

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

As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the nine-month periods ended September 30, 2005, and 2004, was $135,000 and $142,000, respectively. The ESOP shares as of September 30, 2005 were as follows:

                                               SEPTEMBER 30, 2005
                                               ------------------
Allocated shares............................           55,328
Estimated shares committed to be released...           20,025
Unreleased shares...........................          198,047
                                                   ----------
Total ESOP shares...........................          273,400
                                                   ==========
Fair value of unreleased shares.............       $2,953,000
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

As described in Note 2 above, SFAS 123R will require the Corporation to begin recognizing an expense in the amount of the grant-date fair value of outstanding and subsequently granted stock options beginning in 2006. The expense is required to be recognized over the vesting period of the options. The Corporation's Board of Directors has approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. Management estimates that this immediate vesting will eliminate approximately $2.0 million of non-cash expense, net of taxes, that would otherwise be incurred in future periods. In conjunction with the Board's approval of the full vesting, members of the Corporation's senior management executive team announced that they will not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that will be vested effective November 15, 2005 is 803,342, of which 665,942 are held by directors and executive officers of the Corporation. Pro forma information relating to such options will continue to be presented under SFAS 123 and APB Opinion 25, as described below.

The Corporation has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows (in thousands except earnings per share information):

                                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2005            2004            2005            2004
                                               -------------   -------------   -------------   -------------
Net income (loss):
   As reported..............................        $680          $  (830)       $ (6,776)         $1,462
   Pro forma................................         343           (1,230)        (13,140)            557
Earnings (loss) per common share:
   As reported..............................        $.03          $  (.05)       $   (.48)         $  .07
   Pro forma................................         .02             (.07)           (.67)            .02
Diluted earnings (loss) per common share:
   As reported..............................        $.03          $  (.05)       $   (.48)         $  .07
   Pro forma................................         .02             (.07)           (.67)            .02

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

                                      SEPTEMBER 30
                                      ------------
                                       2005   2004
                                      -----   ----
Risk-free interest rate............   4.33%   4.56%
Volatility factor..................    .44     .32
Weighted average life of options...   7.00    3.50
Dividend yield.....................   0.00    0.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

The following is a discussion and analysis of our September 30, 2005 consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

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

OVERVIEW

Our principal subsidiary is The Bank (which was an Alabama-chartered financial institution until November 1, 2005, when it converted to a federal savings bank, as described below). The Bank is headquartered in Birmingham, Alabama and operates 26 banking offices in Alabama and the eastern panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by The Bank.

Our total assets were $1.376 billion at September 30, 2005, a decrease of $47 million, or 3.29%, from $1.423 billion as of December 31, 2004. Our total loans, net of unearned income, were $903 million at September 30, 2005, a decrease of $32 million, or 3.37%, from $935 million as of December 31, 2004. Our total deposits were $1.052 billion at September 30, 2005, a decrease of $15 million, or 1.40%, from $1.067 billion as of December 31, 2004. These declines reflect our strategy of deleveraging the balance sheet and focusing on deposit and loan mix realignment which management expects will improve net interest margin. Our total stockholders' equity was $103.2 million at September 30, 2005, an increase of $2.7 million, or 2.72%, from $100.5 million as of December 31, 2004.

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

On June 17, 2005, our banking subsidiary filed an application to change its charter to a federal savings bank charter under regulation by the Office of Thrift Supervision. The application was accepted and the charter conversion became effective November 1, 2005. Through October 31, 2005, our banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve.

On January 24, 2005, we announced that we had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the corporation and chairman of our banking subsidiary, C. Marvin Scott as President of the corporation and our banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the corporation and our banking subsidiary. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the corporation at $8.17 per share. We also entered into agreements with James A. Taylor and James A. Taylor, Jr. under which they would continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers of the Corporation and officers and directors of our banking subsidiary. Mr. Taylor, Jr. subsequently resigned as a director of the Corporation effective September 28, 2005 to pursue other business opportunities.

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, we paid Mr. Taylor $3,940,155 on January 24, 2005, and are scheduled to pay an additional $3,152,124 by January 24, 2006, and $788,031 by January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

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

In connection with the above described employment contract buyouts and management separation transaction, we recognized pre-tax expenses of $15.4 million for the nine-month period ended September 30, 2005. At September 30, 2005, we had $4.3 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for further information.

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

RESULTS OF OPERATIONS

Our net income for the three-month period ended September 30, 2005 (third quarter of 2005) was $680,000, compared to a net loss of $(830,000) for the three-month period ended September 30, 2004 (third quarter of 2004). Basic and diluted net income (loss) per common share was $.03 and $(.05), respectively, for the third quarters of 2005 and 2004, based on weighted average common shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .19% for the third quarter of 2005 compared to (.25)% for the third quarter of 2004. Return on average stockholders' equity, on an annualized basis, was 2.66% for the third quarter of 2005 compared to (3.26)% for the third quarter of 2004.

The increase in our net income during the third quarter of 2005 compared to the third quarter of 2004 is the result of the $2.3 million loss on sale of loans recorded in the third quarter of 2004, partially offset by an increase in the provision for loan losses during the third quarter of 2005.

We incurred a $(6.8) million net loss for the nine-month period ended September 30, 2005 (first nine months of 2005), compared to $1.5 million in net income for the nine-month period ended September 30, 2004 (first nine months of 2004). Net
(loss) income per common share was $(.48) for the first nine months of 2005 compared to $.07 per common share for the first nine months of 2004. Return on average assets, on an annualized basis, was (.64)% for the first nine months of 2005 compared to .15% for the first nine months of 2004. Return on average stockholders' equity, on an annualized basis, was (8.96)% for the first nine months of 2005 compared to 1.94% for the first nine months of 2004. Book value per share at September 30, 2005 was $5.22, compared to $5.31 as of December 31, 2004. Tangible book value per share at September 30, 2005 was $4.61, compared to $4.62 as of December 31, 2004.

The decrease in our net income during the first nine months of 2005 compared to the first nine months of 2004 is the result of certain nonoperating charges related to the management changes which occurred in the first and second quarters of 2005, the recognition of losses in the bond portfolio, losses on other real estate, losses from the sale of certain assets and an increase in the provision for loan losses.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income decreased $254,000, or 2.61%, to $9.5 million for the third quarter of 2005 compared to $9.7 million for the third quarter of 2004. Net interest income decreased primarily due to a $2.7 million increase in total interest income offset by a $3.0 increase in total interest expense. The increase in total interest income is primarily due to a 67 basis point (bp) increase in the average rate on loans and a $47 million increase in the average volume of investment securities. The increase in the interest expense is primarily due to an 85 bp increase in interest-bearing liabilities, which comprise, for the most part, demand and time deposits.

Average interest-earning assets for the third quarter of 2005 increased $71 million, or 6.1%, to $1.234 billion from $1.163 billion in the third quarter of 2004. This increase in average interest-earning assets was offset by a $72 million, or 6.5%, increase in average interest-bearing liabilities, to $1.179 billion for the third quarter of 2005 from $1.107 billion for the third quarter of 2004. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.7% and 105.1% for the third quarters of 2005 and 2004, respectively. Average interest-bearing assets produced a taxable equivalent yield of 6.27% for the third quarter of 2005 compared to 5.74% for the third quarter of 2004.

For the third quarter of 2005 as compared to the third quarter of 2004, the increase in total interest expense is attributable to an 85 bp increase in the average interest rate paid on interest-bearing liabilities and a $72 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.37% for the third quarter of 2005, compared to 2.52% for the third quarter of 2004. Our net interest spread and net interest margin were 2.90% and 3.06%, respectively, for the third quarter of 2005, compared to 3.22% and 3.34% for the third quarter of 2004.

Net interest income increased $0.8 million, or 2.8%, to $29.0 million for the first nine months of 2005 compared to $28.2 million for the first nine months of 2004. Net interest income increased primarily due to an $8.3 million increase in total interest income offset by a $7.5 million increase in total interest expense. The increase in total interest income is primarily due to a $61.5 million increase in the average volume of loans and a $80.9 million increase in the average volume of investment securities.

Average interest-earning assets for the first nine months of 2005 increased $132 million, or 11.8%, to $1.251 billion from $1.119 billion in the first nine months of 2004. This increase in average interest-earning assets was offset by a $133 million, or 12.5%, increase in average interest-bearing liabilities, to $1.198 billion for the first nine months of 2005 from $1.065 billion for the first nine months of 2004. The ratio of average interest-earning assets to average interest-bearing liabilities was 104.4% and 105.1% for the first nine months of 2005 and 2004, respectively. Average interest-bearing assets produced a taxable equivalent yield of 6.06% for the first nine months of 2005 compared to 5.78% for the first nine months of 2004.

For the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004, the increase in total interest expense is attributable to a 56 bp increase in the average interest rate paid on interest-bearing liabilities and a $133 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.09% for the first nine months of 2005, compared to 2.53% for the first nine months of 2004. Our net interest spread and net interest margin were 2.97% and 3.10%, respectively, for the first nine months of 2005, compared to 3.25% and 3.37% for the first nine months of 2004.

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

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                                2005                            2004
                                                   -----------------------------   -----------------------------
                                                     AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/   YIELD/
                                                     BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE
                                                   ----------   -------   ------   ----------   -------   ------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net of unearned income(1) ............   $  931,598   $16,063    6.84%   $  918,093   $14,244    6.17%
   Investment securities
      Taxable ..................................      253,960     2,919    4.56       206,422     2,270    4.37
      Tax-exempt(2) ............................        6,897        94    5.40         5,201        71    5.43
                                                   ----------   -------            ----------   -------
         Total investment securities ...........      260,857     3,013    4.58       211,623     2,341    4.40
      Federal funds sold .......................       18,904       163    3.42         9,435        32    1.35
      Other investments ........................       22,743       272    4.74        23,480       157    2.66
                                                   ----------   -------            ----------   -------
         Total interest-earning assets .........    1,234,102    19,511    6.27     1,162,631    16,774    5.74
Noninterest-earning assets:
   Cash and due from banks .....................       34,991                          26,906
   Premises and equipment ......................       55,849                          58,309
   Accrued interest and other assets ...........       84,175                          83,046
   Allowance for loan losses ...................      (12,368)                        (20,433)
                                                   ----------                      ----------
         Total assets ..........................   $1,396,749                      $1,310,459
                                                   ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits .............................   $  362,520     2,094    2.29    $  276,490       860    1.24
   Savings deposits ............................       25,178         9    0.14        29,081        10    0.14
   Time deposits ...............................      579,977     5,243    3.59       588,166     3,989    2.70
   Other borrowings ............................      179,306     1,927    4.26       181,055     1,510    3.32
   Subordinated debentures .....................       31,959       732    9.09        31,959       653    8.13
                                                   ----------   -------            ----------   -------
         Total interest-bearing liabilities ....    1,178,940    10,005    3.37     1,106,751     7,022    2.52
Noninterest-bearing liabilities:
   Demand deposits .............................       94,219                          90,803
   Accrued interest and other liabilities ......       22,112                          11,661
   Stockholders' equity ........................      101,478                         101,244
                                                   ----------                      ----------
         Total liabilities and stockholders'
            equity .............................   $1,396,749                      $1,310,459
                                                   ==========                      ==========
Net interest income/net interest spread ........                  9,506    2.90%                  9,752    3.22%
                                                                           ====                            ====
Net yield on earning assets ....................                           3.06%                           3.34%
                                                                           ====                            ====
Taxable equivalent adjustment:
   Investment securities(2) ....................                     32                              24
                                                                -------                         -------
         Net interest income ...................                $ 9,474                         $ 9,728
                                                                =======                         =======

----------
(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended September 30, 2005 and 2004.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                           2005 VS 2004 (1)
                                                 ------------------------------------
                                                                   CHANGES DUE TO
                                                      INCREASE    ---------------
                                                     (DECREASE)    RATE    VOLUME
                                                     ----------   ------   ------
                                                        (DOLLARS IN THOUSANDS)
Increase (decrease) in:
   Income from interest-earning assets:
      Interest and fees on loans .............         $1,819     $1,602    $217
      Interest on securities:
         Taxable .............................            649        103     546
         Tax-exempt ..........................             23         --      23
      Interest on federal funds ..............            131         79      52
      Interest on other investments ..........            115        120      (5)
                                                       ------     ------    ----
         Total interest income ...............          2,737      1,904     833
                                                       ------     ------    ----
Expense from interest-bearing liabilities:
   Interest on demand deposits ...............          1,234        902     332
   Interest on savings deposits ..............             (1)        --      (1)
   Interest on time deposits .................          1,254      1,310     (56)
   Interest on other borrowings ..............            417        432     (15)
   Interest subordinated debentures ..........             79         79      --
                                                       ------     ------    ----
         Total interest expense ..............          2,983      2,723     260
                                                       ------     ------    ----
         Net interest income .................         $ (246)    $ (819)   $573
                                                       ======     ======    ====

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

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------
                                                          2005                            2004
                                             -----------------------------   -----------------------------
                                               AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/   YIELD/
                                               BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE
                                             ----------   -------   ------   ----------   -------   ------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net of unearned income(1) ......   $  943,550   $46,531    6.59%   $  882,030   $41,502    6.29%
   Investment securities:
      Taxable ............................      260,734     8,789    4.51       183,468     6,092    4.44
      Tax-exempt(2) ......................        6,716       271    5.39         3,109       133    5.71
                                             ----------   -------            ----------   -------
         Total investment securities .....      267,450     9,060    4.53       186,577     6,225    4.46
      Federal funds sold .................       16,134       354    2.93        13,832       107    1.03
      Other investments ..................       23,551       769    4.37        36,534       553    2.02
                                             ----------   -------            ----------   -------
         Total interest-earning assets ...    1,250,685    56,714    6.06     1,118,973    48,387    5.78
Noninterest-earning assets:
   Cash and due from banks ...............       32,212                          27,716
   Premises and equipment ................       57,325                          58,154
   Accrued interest and other assets .....       83,712                          81,650
   Allowance for loan losses .............      (12,649)                        (23,064)
                                             ----------                      ----------
         Total assets ....................   $1,411,285                      $1,263,429
                                             ==========                      ==========

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------
                                                                  2005                            2004
                                                     -----------------------------   -----------------------------
                                                       AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/   YIELD/
                                                       BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE
                                                     ----------   -------   ------   ----------   -------   ------
                                                                         (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits................................   $  333,912     4,849    1.94    $  257,805     2,354    1.22
   Savings deposits...............................       26,812        30    0.15        29,487        34    0.15
   Time deposits..................................      614,288    15,032    3.27       570,182    11,253    2.64
   Other borrowings...............................      190,589     5,665    3.97       175,443     4,632    3.53
   Subordinated debentures........................       31,959     2,116    8.85        31,959     1,905    7.96
                                                     ----------   -------             ----------  -------
      Total interest-bearing liabilities..........    1,197,560    27,692    3.09     1,064,876    20,178    2.53
Noninterest-bearing liabilities:
   Demand deposits................................       93,936                          86,417
   Accrued interest and other liabilities.........       18,636                          11,500
   Stockholders' equity...........................      101,153                         100,636
                                                     ----------                      ----------
      Total liabilities and stockholders' equity..   $1,411,285                      $1,263,429
                                                     ==========                      ==========
Net interest income/net interest spread...........                 29,022    2.97%                 28,209    3.25%
                                                                             ====                            ====
Net yield on earning assets.......................                           3.10%                           3.37%
                                                                             ====                            ====
Taxable equivalent adjustment:
   Investment securities(2).......................                     92                              45
                                                                  -------                         -------
      Net interest income.........................                $28,930                         $28,164
                                                                  =======                         =======

----------
(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2005 and 2004.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                       2005 VS 2004 (1)
                                             -----------------------------------
                                                             CHANGES DUE TO
                                                INCREASE    ----------------
                                               (DECREASE)     RATE    VOLUME
                                               ----------   -------   ------
                                                   (DOLLARS IN THOUSANDS)
Increase (decrease) in:
   Income from interest-earning assets:
      Interest and fees on loans .........       $5,029     $ 2,042   $2,987
      Interest on securities:
         Taxable .........................        2,697          97    2,600
         Tax-exempt ......................          138          (9)     147
      Interest on federal funds ..........          247         227       20
      Interest on other investments ......          216         466     (250)
                                                 ------     -------   ------
         Total interest income ...........        8,327       2,823    5,504
                                                 ------     -------   ------
Expense from interest-bearing liabilities:
   Interest on demand deposits ...........        2,495       1,663      832
   Interest on savings deposits ..........           (4)         --       (4)
   Interest on time deposits .............        3,779       2,854      925
   Interest on other borrowings ..........        1,033         610      423
   Interest subordinated debentures ......          211         211       --
                                                 ------     -------   ------
         Total interest expense ..........        7,514       5,338    2,176
                                                 ------     -------   ------
         Net interest income .............       $  813     $(2,515)  $3,328
                                                 ======     =======   ======

----------
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income increased $100,000, or 3.6%, to $2.8 million for the third quarter of 2005 from $2.7 million for the third quarter of 2004. Mortgage banking income increased $230,000, or 49.7%, to $693,000 in the third quarter of 2005 from $463,000 in the third quarter of 2004. This increase in mortgage banking income was offset by a decrease in service charges on deposits of $78,000 in the third quarter of 2005. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Service charges on deposit accounts increased $282,000, or 24.2%, in the third quarter of 2005 over second quarter of 2005.

Noninterest income increased $2.7 million, or 29.0%, to $12.0 million for the first nine months of 2005 from $9.3 million for the first nine months of 2004, primarily due to $5.0 million in insurance proceeds received in the second quarter of 2005, offset by losses we realized in 2005 on our investment portfolio compared to gains on the sale of investments and our Morris branch in 2004. The investment portfolio losses were realized primarily in the first quarter of 2005 as a result of a $50 million sale of bonds in the investment portfolio. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges on deposits decreased $588,000, or 13.7%, to $3.7 million in the first nine months of 2005 from $4.3 million in the first nine months of 2004. As discussed above, this decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Mortgage banking income increased $651,000, or 50.1%, to $1.9 million in the first nine months of 2005 from $1.3 million in the first nine months of 2004.

Noninterest expense. Noninterest expense decreased $2.7 million, or 19.9%, to $11.0 million for third quarter of 2005 from $13.8 million for the third quarter of 2004. This decrease is primarily due to the loss that was incurred on sale of loans in the third quarter of 2004.

Noninterest expense increased $13.7 million, or 38.2%, to $49.8 million for first nine months of 2005 from $36.1 million for the first nine months of 2004. This increase is primarily due to the management separation costs of $15.4 million incurred in the first six months of 2005. The management separation charges primarily include severance payments, accelerated vesting of restricted stock and deferred compensation agreements, employment contract buy-outs and professional fees (see Note 3 to the condensed consolidated financial statements). This is partially offset by the decrease in loss on the sales of loans from third quarter 2004. All other noninterest expense increased
$717,000, or 6.9%, to $11.1 million for the first nine months of 2005 from $10.4 million for the first nine months of 2004, primarily due to the $355,000 loss on the sale of our corporate aircraft in the first quarter of 2005 and the additional $1.0 million of other real estate losses in the second quarter of 2005.

Income tax expense. Our income tax expense was $56,000 for the third quarter of 2005, compared to an income tax benefit of $485,000 for the third quarter of 2004. We recognized an income tax benefit of $4.8 million for the first nine months of 2005, compared to $87,000 for the first nine months of 2004. The primary difference in the effective rate and the federal statutory rate (34%) for the three- and nine-month periods ended September 30, 2005 and 2004 is due to certain tax-exempt income from investments and insurance policies.

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

The provision for loan losses was $500,000 for the third quarter of 2005 and $2.75 million for the first nine months of 2005. The third quarter 2005 provision was less than the second quarter 2005 provision primarily due to the payoff of two classified loans which had approximately $750,000 in allocated allowance. We did not record a provision for loan loss in the first nine months of 2004. During the first nine months of 2005, we had net charged-off loans totaling $3.3 million, compared to net charged-off loans of $12.4 million in the first nine months of 2004. The annualized ratio of net charged-off loans to average loans was .46% in the first nine months of 2005 compared to 1.87% for the first nine months of 2004. The allowance for loan losses totaled $12.0 million, or 1.33% of loans, net of unearned income, at September 30, 2005 compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See "Allowance for Loan Losses" for additional discussion.

FINANCIAL CONDITION

Total assets were $1.376 billion at September 30, 2005, a decrease of $47 million, or 3.29%, from $1.423 billion as of December 31, 2004. Average total assets for the first nine months of 2005 totaled $1.411 billion, which was supported by average total liabilities of $1.310 billion and average total stockholders' equity of $101 million.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $9.1 million, or 19.8%, to $55.0 million at September 30, 2005 from $45.9 million at December 31, 2004. At September 30, 2005, short-term liquid assets comprised 4.0% of total assets, compared to 3.2% at December 31, 2004. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.

Investment Securities. Total investment securities decreased $31.2 million, or 10.8%, to $257.1 million at September 30, 2005, from $288.3 million at December 31, 2004. Mortgage-backed securities, which comprised 37.7% of the total investment portfolio at September 30, 2005, increased $36.2 million, or 59.8%, to $96.8 million from $60.6 million at December 31, 2004. Investments in U.S. agency securities, which comprised 42.1% of the total investment portfolio at September 30, 2005, decreased $71.7 million, or 39.9%, to $108.1 million from $179.8 million at December 31, 2004. During the second quarter of 2005, we closed on the sale of $50 million in bonds and reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. The total investment portfolio at September 30, 2005 comprised 21.0% of all interest-earning assets, compared to 22.8% at December 31, 2004, and produced an average taxable equivalent yield of 4.56% for the third quarter of 2005, compared to 4.37% for the third quarter of 2004 and 4.51% for the first nine months of 2005 and 4.44% for the first nine months of 2004.

Loans. Loans, net of unearned income, totaled $903.4 million at September 30, 2005, a decrease of 3.5%, or $31.5 million, from $934.9 million at December 31, 2004. Mortgage loans held for sale totaled $17.5 million at September 30, 2005, an increase of $9.4 million from $8.1 million at December 31, 2004. Average loans, including mortgage loans held for sale, totaled $931.6 million for the third quarter of 2005 compared to $918.1 million for the third quarter of 2004. Average loans, including mortgage loans held for sale, totaled $943.6 million for the first nine months of 2005 compared to $882.0 million for the first nine months of 2004. Loans, net of unearned income, comprised 73.89% of interest-earning assets at September 30, 2005, compared to 73.88% at December 31, 2004. Mortgage loans held for sale comprised 1.4% of interest-earning assets at September 30, 2005, compared to .6% at December 31, 2004. The loan portfolio produced an average yield of 6.84% for the third quarter of 2005 and 6.59% for the first nine months of 2005, compared to 6.17% for the third quarter and 6.29% for the first nine months of 2004. The following table details the distribution of our loan portfolio by category as of September 30, 2005 and December 31, 2004 (in thousands):

                        DISTRIBUTION OF LOANS BY CATEGORY

                                                     SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                     ------------------   ------------------
                                                                PERCENT              PERCENT
                                                                   OF                   OF
                                                      AMOUNT     TOTAL     AMOUNT     TOTAL
                                                     --------   -------   --------   -------
Commercial and industrial.........................   $124,997     13.8%   $131,979     14.1%
Real estate - construction and land development...    259,843     28.7     249,188     26.6
Real estate - mortgage
   Single-family..................................    235,233     26.0     250,718     26.8
   Commercial.....................................    229,882     25.4     242,279     25.9
   Other..........................................     28,164      3.1      25,745      2.7
Consumer..........................................     19,970      2.2      28,431      3.0
Other.............................................      6,604       .8       8,045       .9
                                                     --------    -----    --------    -----
      Total loans.................................    904,693    100.0%    936,385    100.0%
                                                                 =====                =====
Unearned income...................................     (1,295)              (1,517)
Allowance for loan losses.........................    (12,024)             (12,543)
                                                     --------             --------
      Net loans...................................   $891,374             $922,325
                                                     ========             ========

Deposits. Noninterest-bearing deposits totaled $91.3 million at September 30, 2005, an increase of 2.0%, or $1.8 million, from $89.5 million at December 31, 2004. Noninterest-bearing deposits comprised 8.7% of total deposits at September 30, 2005, compared to 8.4% at December 31, 2004. Of total noninterest-bearing deposits $66.4 million, or 73%, were in our Alabama branches while $24.9 million, or 27%, were in our Florida branches.

Interest-bearing deposits totaled $961.0 million at September 30, 2005, a decrease of 1.7%, or $16.7 million, from $977.7 million at December 31, 2004. Our average interest-bearing deposits for the third quarter of 2005 totaled $967.7 million compared to $893.7 million for the third quarter of 2004, an increase of $73.9 million, or 8.3%. Interest-bearing deposits averaged $975.0 million for the first nine months of 2005 compared to $857.5 million for the first nine months of 2004, an increase of $117.5 million, or 13.7%.

The average rate paid on all interest-bearing deposits was 3.01% during the third quarter of 2005 compared to 2.16% for the third quarter of 2004 and 2.73% during the first nine months of 2005 compared to 2.12% for the first nine months of 2004. Of total interest-bearing deposits $690.6 million, or 72%, were in the Alabama branches while $270.4 million, or 28%, were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank ("FHLB") totaled $146.1 million at September 30, 2005 and $156.1 million at December 31, 2004. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 3.88% at September 30, 2005. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans. The FHLB has issued for the benefit of our banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit may be terminated January 6, 2006 upon sixty days' prior notice; otherwise, it will automatically extend for a successive one-year term.

During the third quarter of 2005, $58 million in advances from the FHLB were restructured. This restructuring is expected to reduce interest expense approximately $620,000 during the first twelve-month period and then $426,000 per year thereafter. In conjunction with this restructuring, we entered a $15 million one-year interest rate swap, under which we will pay a 4.33% fixed amount on the 28th day of March, June, September and December beginning December 28, 2005 and receive a floating amount equal to the three-month LIBOR rate.

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

The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

                                                                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                                  ------------------   -----------------
                                                                              (IN THOUSANDS)
10.6% junior subordinated debentures owed to TBC Capital
   Statutory Trust II due September 7, 2030....................         $15,464             $15,464
6-month LIBOR plus 3.75% junior subordinated debentures
   owed to TBC Capital Statutory Trust III due July 25, 2031...          16,495              16,495
                                                                        -------             -------
Total junior subordinated debentures owed to unconsolidated
   subsidiary trusts...........................................         $31,959             $31,959
                                                                        =======             =======

As of September 30, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 7.67% and 5.74%, respectively.

Prior to the conversion of our subsidiary's charter to a federal savings bank charter, we were required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March, July and September 2005.

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

We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy, which establishes loan underwriting and approval procedures, sets limits on credit concentration and enforces regulatory requirements. In addition, Credit Risk Management, LLC, an independent loan review firm, supplements our existing internal loan review function.

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

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                                         NINE-MONTH
                                                                        PERIOD ENDED    YEAR ENDED
                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            2005           2004
                                                                       -------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of period ...................     $ 12,543        $ 25,174
Charge-offs:
   Commercial and industrial .......................................        1,417           7,690
   Real estate - construction and land development .................          354             765
   Real estate - mortgage
      Single-family ................................................          601           1,012
      Commercial ...................................................        1,131           5,820
      Other ........................................................           26              86
   Consumer ........................................................          631           1,881
   Other ...........................................................          255              87
                                                                         --------        --------
         Total charge-offs .........................................        4,415          17,341
Recoveries:
   Commercial and industrial .......................................          285           1,468
   Real estate - construction and land development .................           36               4
   Real estate - mortgage
      Single-family ................................................          329             470
      Commercial ...................................................          135             737
      Other ........................................................           97              97
   Consumer ........................................................          211             549
   Other ...........................................................           53             410
                                                                         --------        --------
         Total recoveries ..........................................        1,146           3,735
                                                                         --------        --------
Net charge-offs ....................................................        3,269          13,606
Provision for loan losses ..........................................        2,750             975
                                                                         --------        --------
Allowance for loan losses at end of period .........................     $ 12,024        $ 12,543
                                                                         ========        ========
Loans at end of period, net of unearned income .....................     $903,398        $934,868
Average loans, net of unearned income ..............................      943,550         894,406
Ratio of ending allowance to ending loans ..........................         1.33%           1.34%
Ratio of net charge-offs to average loans (1) ......................          .46%           1.52%
Net charge-offs as a percentage of:
   Provision for loan losses .......................................       118.87%        1395.49%
   Allowance for loan losses (1) ...................................        36.35%         108.47%
Allowance for loan losses as a percentage of nonperforming loans ...       196.21%         169.36%

----------
(1)  Annualized.

The allowance for loan losses as a percentage of loans, net of unearned income, at September 30, 2005 was 1.33%, compared to 1.34% as of December 31, 2004. The allowance for loan losses as a percentage of nonperforming loans increased to 196.21% at September 30, 2005 from 169.36% at December 31, 2004.

Net charge-offs were $3.3 million for the first nine months of 2005. Net charge-offs to average loans on an annualized basis totaled 0.46% for the first nine months of 2005. Net commercial loan charge-offs totaled $1,132,000, or 34.6% of total net charge-off loans, for the first nine months of 2005, compared to 45.7% of total net charge-off loans for the year 2004. Net commercial real estate loan charge-offs totaled $996,000, or 30.5% of total net charge-off loans, for the first nine months of 2005 compared to 37.4% of total net charge-off loans for the year 2004. Net single family real estate loan charge-offs totaled $272,000, or 8.3% of total net charge-off loans, for the first nine months of 2005 compared to 4.0% of total net charge-off loans for the year 2004. Net consumer loan charge-offs totaled $420,000, or 12.8% of total net charge-off loans, for the first nine months of 2005 compared to 9.8% of total net charge-off loans for the year 2004.

Nonperforming Assets. Nonperforming assets decreased $4.1 million, to $8.3 million as of September 30, 2005 from $12.4 million as of December 31, 2004. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased from 1.32% at December 31, 2004 to 0.91% at September 30, 2005. The following table represents our nonperforming assets for the dates indicated.

                              NONPERFORMING ASSETS

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2005           2004
                                                                           -------------   ------------
                                                                              (DOLLARS IN THOUSANDS)
Nonaccrual .............................................................      $6,022         $ 6,344
Accruing loans 90 days or more delinquent ..............................          34             431
Restructured ...........................................................          72             631
                                                                              ------         -------
   Total nonperforming loans ...........................................       6,128           7,406
Other real estate owned ................................................       2,156           4,906
Repossessed assets .....................................................          --             103
                                                                              ------         -------
   Total nonperforming assets ..........................................      $8,284         $12,415
                                                                              ======         =======
Nonperforming loans as a percent of loans ..............................         .68%            .79%
                                                                              ======         =======
Nonperforming assets as a percent of loans plus nonperforming assets ...        0.91%           1.32%
                                                                              ======         =======

Loans past due 30 days or more, net of non-accruals, improved to .41% at September 30, 2005 from .88% at December 31, 2004.

The following is a summary of nonperforming loans by category for the dates shown:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2005           2004
                                                       -------------   ------------
                                                          (DOLLARS IN THOUSANDS)
Commercial and industrial ..........................       $1,799         $2,445
Real estate - construction and land development ....           64            187
Real estate - mortgages
   Single-family ...................................        2,070          2,060
   Commercial ......................................        1,858          2,273
   Other ...........................................          107            183
Consumer ...........................................          230            250
Other ..............................................           --              8
                                                           ------         ------
      Total nonperforming loans ....................       $6,128         $7,406
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

Impaired Loans. At September 30, 2005, the recorded investment in impaired loans totaled $4.7 million, with approximately $1.6 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $400,000 from $5.1 million at December 31, 2004. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2005:

                                                       OUTSTANDING    SPECIFIC
                                                         BALANCE     ALLOWANCE
                                                       -----------   ---------
Commercial and industrial ..........................      $1,845       $  658
Real estate - construction and land development ....          64           25
Real estate - mortgages
   Commercial ......................................       2,687          868
   Other ...........................................         107           53
                                                          ------       ------
      Total ........................................      $4,703       $1,604
                                                          ======       ======

Potential Problem Loans. In addition to nonperforming loans, management has identified $1.0 million in potential problem loans as of September 30, 2005 compared to $2.4 million as of December 31, 2004. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming.

Stockholders' Equity. At September 30, 2005, total stockholders' equity was $103.3 million, an increase of $2.8 million from $100.5 million at December 31, 2004. The increase in stockholders' equity during the first nine months of 2005 resulted primarily from a net loss of $6.8 million and other comprehensive loss of $661,000 offset by issuance, vesting and forfeitures of restricted stock totaling $737,000 and additional net proceeds of $7.3 million resulting from the sale in January 2005 of 925,636 shares of our common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors in a private placement. Also, 276,984 stock options have been exercised for a total of $1.8 million in proceeds. As of September 30, 2005, we had 20,023,756 shares of common stock issued and 19,775,886 outstanding. As of September 30, 2005, there were 49,823 shares held in treasury at a cost of $341,000.

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

We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002, that covers all eligible employees who are at least 21 years old and have completed a year of service. As of September 30, 2005, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares", in stockholders' equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as long-term debt on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. We recognize compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended September 30, 2005 and 2004 was $135,000 and $142,000, respectively. The ESOP shares as of September 30, 2005, were as follows:

                                                SEPTEMBER 30,
                                                     2005
                                                -------------
Allocated shares ............................         55,328
Estimated shares committed to be released ...         20,025
Unreleased shares ...........................        198,047
                                                  ----------
Total ESOP shares ...........................        273,400
                                                  ==========
Fair value of unreleased shares .............     $2,953,000
                                                  ==========

Regulatory Capital. The table below represents our and our subsidiary's regulatory and minimum regulatory capital requirements at September 30, 2005 (dollars in thousands):

                                                                     FOR CAPITAL
                                                                       ADEQUACY         TO BE WELL
                                                     ACTUAL            PURPOSES         CAPITALIZED
                                                ----------------   ---------------   ----------------
                                                 AMOUNT    RATIO    AMOUNT   RATIO    AMOUNT    RATIO
                                                --------   -----   -------   -----   --------   -----
Total Risk-Based Capital
   Corporation...............................   $126,788   11.82%  $85,803   8.00%   $107,254   10.00%
   The Bank..................................    124,273   11.77    84,432   8.00     105,540   10.00
Tier 1 Risk-Based Capital
   Corporation...............................    114,704   10.69    42,902   4.00      64,352    6.00
   The Bank..................................    112,249   10.64    42,216   4.00      63,324    6.00
Leverage Capital
   Corporation...............................    114,704    8.34    55,021   4.00      68,777    5.00
   The Bank..................................    112,249    8.23    54,556   4.00      68,196    5.00

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2005 from those presented in our annual report on Form 10-K for the year ended December 31, 2004.

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

We conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2005. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed by the Corporation, the Corporation offered those of its continuing directors who had previously entered into Deferred Compensation Agreements with the Corporation the opportunity to receive shares of the Corporation's common stock in full satisfaction of all benefits otherwise payable under such Deferred Compensation Agreements and in exchange for the termination of such Deferred Compensation Agreements. In that connection, the Corporation has agreed to issue to those continuing directors who elected to accept the Corporation's offer an aggregate of 34,995 shares of common stock, to be issued as of July 30, 2005 and to be valued at $10.61 per share, the closing price per share of the Corporation's common stock as reported on the NASDAQ National Market System on that date. The shares are being issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as an issuance of securities not involving any public offering. The shares issued to each participating director were based on the value of such director's Deferral Account balance under the applicable Deferred Compensation Agreement. The termination of such agreements relieves the Corporation of an ongoing obligation to provide a variable deferred compensation benefit to such directors. The Corporation will receive no cash proceeds from the issuance of such shares.

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

                                        The Banc Corporation
                                        (Registrant)


Date: November 9, 2005                  By: /s/ C. Stanley Bailey
                                            ------------------------------------
                                            C. Stanley Bailey
                                            Chief Executive Officer


Date: November 9, 2005                  By: /s/ David R. Carter
                                            ------------------------------------
                                            David R. Carter
                                            Executive Vice President and
                                            Chief Financial Officer