Form 10-K/A
period 2004-12-31
BANC CORP
filed 2006-02-17
CIK 1065298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ___to ___
Commission file number 0-25033
THE BANC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-1201350 (I.R.S. Employer Identification No.)

17 North 20th Street Birmingham, Alabama (Address of Principal Executive Offices)	35203 (Zip Code)
(205) 327-3600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Titles of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 11, 2005, based on a closing price of $10.97 per share of Common Stock, was $205,646,988.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of March 3, 2005, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 18,746,307.
DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference in this Amendment No. 3 on Form 10-K/A to Annual Report on Form 10-K.

PART II
Item 9A. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules
EX-23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31 SECTION 302 CERTIFICATIONS OF THE CEO AND PFO
EX-32 SECTION 906 CERTIFICATIONS OF THE CEO AND PFO

EXPLANATORY NOTE
     We are filing this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to amend the information previously reported under Item 9A to reflect a change in our report on management’s assessment of our internal control over financial reporting as of December 31, 2004, based upon a subsequent determination by management and the Audit Committee of our Board of Directors that a material weakness in such internal control over financial reporting should have been deemed to exist as of December 31, 2004, and to file a revised report of our independent registered public accountants attesting to such report.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, we are also filing currently dated certifications of our principal executive officer and principal financial officer. No other information in our Annual Report on Form 10-K is amended or updated by this Amendment No. 3.

PART II
Item 9A. Controls and Procedures.
CEO and PFO Certification
          Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Accounting Officer, who is currently our principal financial officer (“PFO”) within the meaning of such term under the federal securities laws. The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 9A should be read in conjunction with the Certifications for a more complete understanding of the Certifications.
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
          We conducted an evaluation (the “Evaluation”) as of the end of the period covered by this annual report of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our then-serving Chief Financial Officer (“CFO”). Based upon the Evaluation, our CEO and then-serving CFO initially concluded that, subject to the limitations noted below, our disclosure controls and procedures were effective to ensure that material information relating to The Banc Corporation and its subsidiaries was made known to management, including the CEO and then-serving CFO, particularly during the period when our periodic reports are being prepared.
          As described below, in January 2006, our CEO and PFO advised the Audit Committee of our Board of Directors that they had reevaluated our disclosure controls and procedures as of December 31, 2004 in light of subsequent interpretations of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) and that, as a result of such reevaluation, management had identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations, with respect to certain interest rate swap transactions, and a failure to correct that error subsequently. The Audit Committee, after consultation with our independent registered public accountants, concurred in such reevaluation.
          Solely as a result of such material weakness, we concluded, upon reevaluation, that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2004 or as of the year ended December 31, 2005.
Management’s Report on Internal Control over Financial Reporting
          Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies, in their annual reports on Form 10-K, to provide reports on their management’s assessment of such companies’ internal control over financial reporting and for such companies’ independent registered public accountants to attest to such reports by management. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
          Under the supervision of and with the participation of our CEO and then-serving CFO, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth for effective internal control over financial reporting as described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such review, evaluation and assessment, our management initially believed that we maintained effective internal control over financial reporting as of December 31, 2004.
          However, in January 2006, our CEO and PFO advised the Audit Committee of our Board of Directors that they had reevaluated our internal control over financial reporting as of December 31, 2004 in light of subsequent interpretations of SFAS 133. In connection with such reevaluation, management determined that there had recently been considerable discussion within the accounting profession of the proper way to account for certain derivative instruments under SFAS 133, including interest rate swaps commonly used by financial institutions to hedge their interest rate exposure with respect to brokered certificates of deposit. We have entered into such swap arrangements from time to time, and have historically accounted for these swaps using an abbreviated method of fair value hedge accounting under SFAS 133, known as the “short-cut” method, which assumes that the hedging transactions are effective.
          However, in light of recent informal technical interpretations of accounting for these instruments, we determined that these swaps may not have qualified for the short-cut method in prior periods because the related certificates-of-deposit broker placement fee caused the swaps not to have a fair value of zero at inception, which is a requirement for use of the short-cut method under SFAS 133. Therefore, after discussions with our independent registered public accounting firm, we concluded that any fluctuations in the market value of these interest rate swaps should have been recorded through our income statement. Accordingly, while we believe that the swaps have been and will continue to be highly effective hedges, we determined that the use of the short-cut method in 2004 and in the first three quarters of 2005 constituted a material weakness in our internal control over financial reporting in light of our subsequent determination that such treatment did not comply with generally accepted accounting principles. Solely as a result of such material weakness, we concluded, upon reevaluation, that our internal control over financial reporting was not effective as of December 31, 2004 or during the year ended December 31, 2005.
          Our determination that such swaps did not qualify for hedge accounting under SFAS 133 did not have a material effect on our reported results of operations for the year ending December 31, 2004 or for prior periods, and thus we have not restated or amended such previously reported results for periods ending on or prior to December 31, 2004. However, simultaneously with the filing of this Amendment No. 3, we are filing amendments on Form 10-Q/A amending our previously reported results for the first three quarters of 2005 to reflect the effects of such determination. The cumulative impact of this revised treatment reduced earnings by $204,000, or $.01 per share, for the year ended December 31, 2005. The change had no impact on our cash flows.
          Our independent registered public accounting firm, Carr, Riggs & Ingram LLC, has issued an attestation report on such management’s assessment, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of The Banc Corporation:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Banc Corporation and Subsidiaries (Corporation) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness over the accounting for interest rate swaps and the related hedged brokered certificates of deposit based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Corporation did not maintain effective controls to ensure the appropriate accounting for certain interest rate swaps and the related hedged brokered certificates of deposit. Specifically, the Corporation failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps. This control deficiency could result in a misstatement to the interest rate swap derivative accounts and the brokered certificate of deposit accounts that would cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Corporation’s first, second and third quarter interim consolidated financial statements for 2005. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of December 31, 2004.
     This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005 on those consolidated financial statements.

      Management and we previously concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s first, second and third quarter interim consolidated financial statements for 2005, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, “Management’s Report on Internal Control over Financial Reporting” has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
     In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended of the Corporation, and our report dated March 15, 2005, expressed an unqualified opinion.
/s/ Carr, Riggs & Ingram, LLC
Montgomery, Alabama
April 20, 2005, except for the restatement described in Management’s Report on Internal Control
Over Financial Reporting, as to which the date is February 17, 2006

Changes in Internal Control over Financial Reporting
     As previously reported, during the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of internal control over financial reporting as of December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to December 31, 2004, we have revised such evaluation as set forth above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibits
     The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this Amendment No. 3 on Form 10-K/A to Annual Report on Form 10-K as indicated below.
(23)	Consent of Carr, Riggs & Ingram LLC

(31)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANC CORPORATION

By	/s/ C.Stanley Bailey

C. Stanley Bailey
Chief Executive Officer
February 17, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Stanley Bailey	Chief Executive Officer (Principal	February 17, 2006

C. Stanley Bailey	Executive Officer) and Director

/s/ James C. Gossett	Chief Accounting Officer	February 17, 2006

James C. Gossett	(Principal Financial and Accounting
Officer)

*	Chairman of the Board	February 17, 2006

James A. Taylor

*	Director	February 17, 2006

James Mailon Kent, Jr.

*	Director	February 17, 2006

K. Earl Durden

*	Director	February 17, 2006

Roger Barker

*	Director	February 17, 2006

Thomas E. Jernigan, Jr.

*	Director	February 17, 2006

Michael E. Stephens

*By	/s/ C. Stanley Bailey
C. Stanley Bailey
Attorney-in-Fact
          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and James C. Gossett, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation’s 2004 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

Signature	Title	Date

/s/ C. Marvin Scott	Director	February 17, 2006

C. Marvin Scott

/s/ Rick D. Gardner	Director	February 17, 2006

Rick D. Gardner

/s/ Barry Morton	Director	February 17, 2006

Barry Morton

/s/ James M. Link	Director	February 17, 2006

James M. Link

/s/ James C. White, Sr.	Director	February 17, 2006

James C. White, Sr.

	Director	February 17, 2006

Robert R. Parrish, Jr.