Form 10-Q/A
period 2005-03-31
BANC CORP
filed 2006-02-17
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q/A
AMENDMENT NO. 1 TO
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___

Commission File number 0-25033
The Banc Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1201350

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
17 North 20th Street, Birmingham, Alabama 35203
(Address of Principal Executive Offices)
(205) 327-3600

(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule
12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2005

Common stock, $.001 par value	18,756,632

Introductory Note – 2005 Amendment to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2005
          This Amendment No. 1 to Form 10-Q is being filed by The Banc Corporation (“the Corporation”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Initial Form 10-Q”). This Amendment No. 1 is required due to inaccuracies in the Initial Form 10-Q related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).
          This Amendment No. 1 contains restated unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005, which supersede the Corporation’s previously issued unaudited Condensed Consolidated Financial Statements contained in our original Quarterly Report on Form 10-Q for the same interim period. For information regarding the amendment, see Note 1 to our unaudited Condensed Consolidated Financial Statements contained herein. This Amendment No. 1 includes amendments to Part I — Items 1, 2 and 4. For the convenience of readers, we have also included the remaining unamended Items, which are unchanged from the date of the original filing.
          Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. The Corporation is not required to and has not updated any forward-looking statements previously included in the Initial Form 10-Q.
          This Amendment No. 1 includes amendments to Part 1, Item 4, “Controls and Procedures”, reflecting management’s revised assessment of our disclosure controls and procedures as of March 31, 2005. This revised assessment results from our determination that there was a material weakness in our internal control over financial reporting related to our accounting for certain interest rate swaps commonly used by financial institutions to hedge their interest rate exposure with respect to brokered certificates of deposit. We have entered into such swap arrangements from time to time, and have historically accounted for these swaps using an abbreviated method of fair value hedge accounting under SFAS 133, known as the “short-cut” method, which assumes that the hedging transactions are effective.
          However, in light of recent informal technical interpretations of accounting for these instruments, we determined that these swaps did not qualify for the short-cut method in prior periods because the related certificates-of-deposit broker placement fee caused the swaps not to have a fair value of zero at inception, which is a requirement for use of the short-cut method under SFAS 133. Therefore, after discussions with our independent registered public accounting firm, we concluded that any fluctuations in the market value of these interest rate swaps should have been recorded through our income statement. Accordingly, while we believe that the swaps have been and will continue to be highly effective hedges, we determined that the use of the short-cut method in 2004 and 2005 constituted a material weakness in the Corporation’s internal control over financial reporting in light of our subsequent determination that such treatment did not comply with generally accepted accounting principles. Solely as a result of such material weakness, we concluded, upon reevaluation, that our internal control over financial reporting was not effective as of December 31, 2004 or during the year ended December 31, 2005.
          Our determination that such swaps did not qualify for hedge accounting under SFAS 133 did not have a material effect on our reported results of operations for the year ending December 31, 2004 or for prior periods, and thus we have not restated or amended such previously reported results for periods ending on or prior to December 31, 2004.

PART I            FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	(Restated)
	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Assets
Cash and due from banks	$25,018	$23,489
Interest-bearing deposits in other banks	8,580	11,411
Federal funds sold	7,000	11,000
Investment securities available for sale	264,559	288,308
Mortgage loans held for sale	21,991	8,095
Loans, net of unearned income	942,391	934,868
Less: Allowance for loan losses	(12,957)	(12,543)

Net loans	929,434	922,325

Premises and equipment, net	57,452	60,434
Accrued interest receivable	6,672	6,237
Stock in FHLB and Federal Reserve Bank	11,830	11,787
Cash surrender value of life insurance	38,268	38,369
Other assets	56,130	41,673

TOTAL ASSETS	$1,426,934	$1,423,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$93,499	$89,487
Interest-bearing	986,066	977,719

TOTAL DEPOSITS	1,079,565	1,067,206
Advances from FHLB	146,090	156,090
Federal funds borrowed and security repurchase agreements	47,813	49,456
Notes payable	3,913	3,965
Junior subordinated debentures owed to unconsolidated subsidiary trusts	31,959	31,959
Accrued expenses and other liabilities	18,593	13,913

TOTAL LIABILITIES	1,327,933	1,322,589
Stockholders’ Equity
Convertible preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued and outstanding 62,000 at March 31, 2005 and December 31, 2004	—	—
Common stock, par value $.001 per share; authorized 25,000,000 shares; shares issued 19,020,943 and 18,025,932, respectively; outstanding 18,756,632 and 17,749,846, respectively	19	18
Surplus — preferred	6,193	6,193
— common stock	76,324	68,428
Retained earnings	21,430	29,591
Accumulated other comprehensive loss	(2,559)	(1,094)
Treasury stock, at cost	(368)	(390)
Unearned ESOP stock	(1,705)	(1,758)
Unearned restricted stock	(333)	(449)

TOTAL STOCKHOLDERS’ EQUITY	99,001	100,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,426,934	$1,423,128

See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
	(Restated)
INTEREST INCOME
Interest and fees on loans	$14,878	$13,567
Interest on investment securities Taxable	2,925	1,713
Exempt from Federal income tax	58	15
Interest on federal funds sold	82	34
Interest and dividends on other investments	243	165

Total interest income	18,186	15,494
INTEREST EXPENSE
Interest on deposits	6,037	4,277
Interest on other borrowed funds	1,844	1,666
Interest on subordinated debentures	698	626

Total interest expense	8,579	6,569

NET INTEREST INCOME	9,607	8,925
Provision for loan losses	750	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,857	8,925
NONINTEREST INCOME
Service charges and fees on deposits	1,112	1,391
Mortgage banking income	446	404
Investment securities (losses) gains	(909)	391
Change in fair value of derivatives	(230)	—
Gain on sale of branches	—	739
Increase in cash surrender value of life insurance	351	403
Other income	477	646

TOTAL NONINTEREST INCOME	1,247	3,974
NONINTEREST EXPENSES
Salaries and employee benefits	5,402	5,586
Occupancy, furniture and equipment expense	1,981	2,164
Management separation costs	12,377	—
Other operating expenses	3,562	3,602

TOTAL NONINTEREST EXPENSES	23,322	11,352

(Loss) income before income taxes	(13,218)	1,547
INCOME TAX (BENEFIT) EXPENSE	(5,057)	319

NET (LOSS) INCOME	$(8,161)	$1,228

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.44)	$0.07

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.44)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,406	17,559
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	18,406	18,572
See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(20,000)	$4,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other banks	2,831	(36,591)
Net decrease (increase) in federal funds sold	4,000	(9,000)
Proceeds from sales of securities available for sale	—	59,269
Proceeds from maturities of investment securities available for sale	15,489	23,434
Purchases of investment securities available for sale	(5,040)	(111,104)
Net (increase) decrease in loans	(5,690)	5,209
Net sales (purchases) of premises and equipment	2,093	(1,426)
Net cash paid in branch sale	—	(6,626)
Purchase of life insurance	—	(5,000)
Increase in other investments	(43)	(1,750)

Net cash provided (used) by investing activities	13,640	(83,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	12,130	48,839
Net (decrease) increase in FHLB advances and other borrowed funds	(11,643)	39,142
Payments made on notes payable	(53)	(52)
Proceeds from sale of common stock	7,455	—

Net cash provided by financing activities	7,889	87,929

Net increase in cash and due from banks	1,529	8,513
Cash and due from banks at beginning of period	23,489	31,679

CASH AND DUE FROM BANKS AT END OF PERIOD	$25,018	$40,192

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The condensed statement of financial condition at December 31, 2004, which has been derived from the financial statements audited by Carr, Riggs & Ingram, LLC, independent public accountants, as indicated in their report included in the Corporation’s Annual Report on Form 10-K, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Restated Results of Operations and Financial Condition:
The Corporation is restating its previously reported financial information for the first quarter of 2005 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In addition, the following Notes to the Consolidated Financial Statements have been restated: 5, 6, 7 and 10. These restated consolidated financial statements supercede the Corporation’s previously issued condensed consolidated financial statements reported in the Corporation’s Initial Form 10-Q filed with the SEC on May 10, 2005.
In 2005 and prior years, the Corporation entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit (brokered CDs). From the inception of the hedging program, the Corporation applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed the Corporation to assume no ineffectiveness in these transactions (the so-called “short-cut” method). The Corporation has recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method).
Fair value hedge accounting allows a company to record the effective portion of the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the consolidated statement of condition at its fair value, the related hedged item, the brokered CDs, are required to be carried at par, net of the unamortized balance of the CD broker placement fee. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as an adjustment to the par amount of the brokered CDs and amortized through the maturity date of the related CDs.
The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at March 31, 2005 is $230,000 (representing a $962,000 elimination of the fair value adjustment to the brokered CDs less a $732,000 adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $145,000 reduction to retained earnings.
The following tables summarize the effects of the amendment on the condensed consolidated statement of financial condition at March 31, 2005 and condensed consolidated statement of operations for the quarter ended March 31, 2005. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

Condensed Consolidated	March 31, 2005
Statement of Condition	As previously
(In thousands)	Reported	Restated
Other assets	$56,045	$56,130

Interest-bearing deposits	985,837	986,066

Retained earnings	21,575	21,430

	For the three months ended
	March 31, 2005
Condensed Consolidated	As
Statement of Operations	previously
(In thousands, except per share data)	Reported	Restated
Change in fair value of derivatives	$—	$(230)

Loss before income tax benefit	(12,988)	(13,218)

Income tax benefit	(4,972)	(5,057)

Net loss	(8,016)	(8,161)

Basic and diluted net loss per common share	$(0.44)	$(0.44)

As of March 31, 2005, the notional amount of these CD swaps totaled $46,500,000 with a recorded negative fair value of $962,000. The weighted average life as of March 31, 2005 is 9.65 years; the weighted average fixed rate (receiving rate) is 4.45%, which matches the brokered CD rate, and the weighted average variable rate (paying rate) is 2.81% (LIBOR based).
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion 25. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows issuers to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The new standard requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation is evaluating the impact on its results of operations that will result from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 (see Note 10).
NOTE 3 — RECENT DEVELOPMENTS
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

Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share. The Corporation also entered into agreements with James A. Taylor and James A. Taylor, Jr. that would allow them continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers and directors of the Corporation’s banking subsidiary.
Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid to Mr. Taylor $3,940,155 on January 24, 2005, and is scheduled to pay an additional $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a “key man” life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.
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
In connection with the above management separation transaction, the Corporation recognized pre-tax expenses of $12.4 million in the first quarter of 2005. At March 31, 2005, the Corporation had $4.2 million of accrued liabilities related to these agreements. See Note 24 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 for further information.
NOTE 4 — ASSET SALES
In February 2004, the Corporation’s banking subsidiary sold its Morris, Alabama branch, which had assets of approximately $1,037,000 and liabilities of $8,217,000. The Corporation realized a $739,000 pre-tax gain on the sale.
In March 2005, the Corporation sold its corporate aircraft, realizing a $355,000 pre-tax loss.
NOTE 5 — SEGMENT REPORTING
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

	Alabama	Florida
	Region	Region	Combined
	(Restated)		(Restated)
Three months ended March 31, 2005
Net interest income	$6,778	$2,829	$9,607
Provision for loan losses	733	17	750
Noninterest income	923	324	1,247
Noninterest expense(2) (3)	22,174	1,148	23,322
Income tax (benefit) expense	(5,639)	582	(5,057)
Net (loss) income	(9,567)	1,406	(8,161)
Total assets	1,151,859	275,075	1,426,934
Three months ended March 31, 2004
Net interest income	$6,327	$2,598	$8,925
Provision for loan losses(1)	972	(972)	—
Noninterest income(1)	3,604	370	3,974
Noninterest expense(2)	8,875	2,477	11,352
Income tax (benefit) expense	(104)	423	319
Net income	188	1,040	1,228
Total assets(1)	1,034,729	214,008	1,248,737

(1)	See Note 4 concerning branch sales. Also, in January 2004, certain loans were transferred from the Florida segment to our special assets department which is included in the Alabama segment.

(2)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3)	See Notes 3 and 4 concerning the amount of management separation charges and loss on the sale of assets.

NOTE 6 — NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31
	2005	2004
	(Restated)
Numerator:
For basic and diluted, net (loss) income	$(8,161)	$1,228

Denominator:
For basic, weighted average common shares outstanding	18,406	17,559
Effect of dilutive stock options and convertible preferred	—	1,013

Average diluted common shares outstanding	18,406	18,572

Basic and diluted net (loss) income per common share	$(.44)	$.07

NOTE 7 — COMPREHENSIVE (LOSS) INCOME (Restated)
Total comprehensive (loss) income was $ (9,626,000) and $1,756,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Total comprehensive income consists of net (loss) income and the unrealized gain or loss on the Corporation’s available for sale investment securities portfolio arising during the period.
During the first quarter of 2005, the Corporation realized a $909,000 pre-tax loss as a result of a $50 million sale of bonds in the investment portfolio which closed in April 2005. The Corporation reinvested the proceeds in bonds intended to enhance the yield and cash flows of its investment securities portfolio. The new investment securities will be classified as available for sale.
NOTE 8 — INCOME TAXES
The difference between the effective tax rate and the federal statutory rate in 2005 and 2004 is primarily due to certain tax-exempt income.
NOTE 9 — JUNIOR SUBORDINATED DEBENTURES
The Corporation has sponsored two trusts, TBC Capital Statutory Trust II (“TBC Capital II”) and TBC Capital Statutory Trust III (“TBC Capital III”), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2010 and July 25, 2006, respectively.
The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

	March 31, 2005	December 31, 2004
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of March 31, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 6.71% and 5.74%, respectively.

Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distributions on its trust preferred securities in January and March, 2005.
NOTE 10 — STOCKHOLDERS’ EQUITY
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
The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees that have attained the age of twenty-one and have completed a year of service. As of March 31, 2005, the ESOP has been leveraged with 273,400 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.
On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as a note payable on the Corporation’s statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period.
Compensation expense that the Corporation recognized during the periods ended March 31, 2005 and 2004 was $66,000 and $52,000, respectively. The ESOP shares as of March 31, 2005 were as follows:

March 31, 2005
Allocated shares	55,328
Estimated shares committed to be released	6,675
Unreleased shares	211,397

Total ESOP shares	273,400

Fair value of unreleased shares	$2,807,818

The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation’s common stock. The compensation committee of the Board determines the terms of the restricted stock and options granted.

All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation’s common stock on the grant date. All options granted under this plan vest 20% on the grant date and an additional 20% annually on the anniversary of the grant date.
In addition, the Corporation granted 1,423,940 options to the new management team. These options have an exercise price of $8.17 per share. They have a ten year term and a tiered vesting schedule as discussed in Note 24 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Corporation has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of Statement 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
The Corporation’s pro forma information follows (in thousands, except earnings per share information):

	For the three months ended
	March 31,	March 31,
	2005	2004
	(Restated)
Net (loss) income:
As reported	$(8,161)	$1,228
Pro forma	(10,322)	919
(Loss) earnings per common share:
As reported	$(.44)	$.07
Pro forma	(.56)	.05
Diluted (loss) earnings per common share:
As reported	$(.44)	$.07
Pro forma	(.56)	.05
The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for the quarter ended:

	March 31,
	2005	2004
Risk free interest rate	4.34%	3.84%
Volatility factor	.41	.32
Weighted average life of options	7.0	7.0
Dividend yield	0.00	0.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Restated Results of Operations and Financial Condition:
     We are restating our previously reported financial information for the first quarter of 2005 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).
     In 2005 and prior years, we entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of our brokered certificates of deposit (brokered CDs). From the inception of the hedging program, we applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps that allowed us to assume no ineffectiveness in these transactions (the so-called “short-cut” method). We have recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method).
     Fair value hedge accounting allows a company to record the effective portion of the change in fair value of the hedged item (in this case, the brokered CDs) as an adjustment to income that offsets the fair value adjustment on the related interest rate swaps. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap is recorded on the consolidated statement of condition at its fair value, the related hedged item, the brokered CDs, are required to be carried at par, net of the unamortized balance of the CD broker placement fee. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as an adjustment to the par amount of the brokered CDs and amortized through the maturity date of the related CDs.
The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at March 31, 2005 is $230,000 (representing a $962,000 elimination of the fair value adjustment to the brokered CDs less a $732,000 adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $145,000 reduction to retained earnings. Although these CD swaps cannot retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes, and the effectiveness of the CD swaps as economic hedge transactions has not been affected by these changes in accounting treatment. The increase to previously reported net loss and reduction in retained earnings did not cause any violation of our debt covenants and did not cause either our or our subsidiary bank’s regulatory capital ratios to fall below the “well-capitalized” levels at the end of the period.
Overview
Our principal subsidiary is The Bank, an Alabama-chartered financial institution headquartered in Birmingham, Alabama, which operates 26 banking offices in Alabama and the eastern panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust, and Morris Avenue Management Group, Inc. (“MAMG”), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by The Bank.
Our total assets were $1.427 billion at March 31, 2005, an increase of $3.7 million, or .26%, from $1.423 billion as of December 31, 2004. Our total loans, net of unearned income, were $942 million at March 31, 2005, an increase of $7.5 million, or .80%, from $935 million as of December 31, 2004. Our total deposits were $1.079 billion at March 31, 2005, an increase of $12.1 million, or 1.14%, from $1.067 billion as of December 31, 2004. Our total stockholders’ equity was $99.0 million at March 31, 2005, a decrease of $1.5 million, or 1.53%, from $100.5 million as of December 31, 2004.
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
Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor $3,940,155 on January 24, 2005 and are scheduled to pay an additional $3,152,124 on January 24, 2006, and $788,031 on January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a “key man” life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.
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
Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates.
Results of Operations
We incurred an $8.16 million net loss for the first quarter of 2005, compared to $1.23 million net income for the first quarter of 2004. Basic and diluted net (loss) income per common share was $(.44) and $.07, respectively, for the first quarters of 2005 and 2004, based on weighted average shares outstanding for the respective periods. Return on average assets, on an annualized basis, was (2.31)% for the first quarter of 2005 compared to .41% for the first quarter of 2004. Return on average stockholders’ equity, on an annualized basis, was (32.80)% for the first quarter of 2005 compared to 4.91% for the first quarter of 2004. Book value per share at March 31, 2005 was $4.95, compared to $5.31 as of December 31, 2004. Tangible book value per share at March 31, 2005 was $4.29, compared to $4.62 as of December 31, 2004.
The decrease in our net income during the first quarter of 2005 compared to the first quarter of 2004 is the result of certain nonoperating charges related to the management changes which occurred in the first quarter of 2005, the recognition of losses in the bond portfolio and losses from the sale of certain assets (see notes 3 and 4 in the condensed consolidated financial statements and the noninterest income and noninterest expenses sections of management’s discussion and analysis).
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

	THREE MONTHS ENDED MARCH 31,
	2005					2004
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$953,891	$14,878	6.33%	$858,225	$13,567	6.36%
Investment securities
Taxable	276,595	2,925	4.29	160,538	1,713	4.29
Tax-exempt(2)	6,632	88	5.38	1,316	23	7.03

Total investment securities	283,227	3,013	4.31	161,854	1,736	4.31
Federal funds sold	13,589	82	2.45	14,440	34	.95
Other investments	26,380	243	3.74	36,570	165	1.81

Total interest-earning assets	1,277,087	18,216	5.78	1,071,089	15,502	5.82
Noninterest-earning assets:
Cash and due from banks	27,483			25,832
Premises and equipment	59,959			58,018
Accrued interest and other assets	79,797			78,153
Allowance for loan losses	(12,802)			(25,492)

Total assets	$1,431,524			$1,207,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$302,756	1,110	1.49	$237,751	681	1.15
Savings deposits	28,214	11	0.16	30,397	13	0.17
Time deposits	658,162	4,916	3.03	544,141	3,583	2.65
Other borrowings	202,603	1,857	3.69	172,047	1,666	3.89
Subordinated debentures	31,959	685	8.69	31,959	626	7.88

Total interest-bearing liabilities	1,223,694	8,579	2.84	1,016,295	6,569	2.60
Noninterest-bearing liabilities:
Demand deposits	95,483			81,250
Accrued interest and other liabilities	11,429			9,468
Stockholders’ equity	100,918			100,587

Total liabilities and stockholders’ equity	$1,431,524			$1,207,600

Net interest income/net interest spread		9,637	2.94%		8,933	3.22%

Net yield on earning assets			3.06%			3.35%

Taxable equivalent adjustment:
Investment securities(2)		30			8

Net interest income		$9,607			$8,925

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2005 and 2004.

	THREE MONTHS ENDED MARCH 31 (1)
	2005 VS. 2004
	INCREASE	CHANGES DUE TO
	(DECREASE)	RATE	VOLUME
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,311	$(69)	$1,380
Interest on securities:
Taxable	1,212	—	1,212
Tax-exempt	65	(7)	72
Interest on federal funds	48	50	(2)
Interest on other investments	78	134	(56)

Total interest income	2,714	108	2,606

Expense from interest-bearing liabilities:
Interest on demand deposits	429	223	206
Interest on savings deposits	(2)	(1)	(1)
Interest on time deposits	1,333	542	791
Interest on other borrowings	191	(78)	269
Interest on subordinated debentures	59	59	—

Total interest expense	2,010	745	1,265

Net interest income	$704	$(637)	$1,341

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income decreased $2.7 million, or 68.6%, to $1.3 million for the first quarter of 2005 from $4.0 million for the first quarter of 2004, primarily due to the $739,000 gain we realized on the sale of our Morris branch during the first quarter of 2004 combined with the $909,000 loss we realized in 2005 in our investment securities portfolio and $230,000 decline in the fair value of our interest rate swaps ( See Note 1 to financial statements). The investment portfolio losses were realized as a result of a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities will be classified as available for sale. Service charges and fees on deposits decreased $279,000, or 20.1%, to $1.1 million in the first quarter of 2005 from $1.4 million in the first quarter of 2004. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Mortgage banking income increased $42,000, or 10.4%, to $446,000 in the first quarter of 2005 from $404,000 in the first quarter of 2004.
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
Income tax expense. An income tax benefit of $5.05 million was recognized for the first quarter of 2005, compared to income tax expense of $319,000 for the first quarter of 2004. The primary difference in the effective rate and the federal statutory rate (34%) for the first quarter of 2005 and 2004 is due to certain tax-exempt income from investments and insurance policies.
Provision for Loan Losses. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
The provision for loan losses was $750,000 for the first quarter of 2005. We did not record a provision for loan loss in the first quarter of 2004. During the first quarter of 2005, we had net charged-off loans totaling $336,000, compared to net charged-off loans of $2.6 million in the first quarter of 2004. The annualized ratio of net charged-off loans to average loans was .14% in the first quarter of 2005, compared to 1.20% for the first quarter of 2004 and 1.52% for the year 2004. The allowance for loan losses totaled $13.0 million, or 1.37% of loans, net of unearned income at March 31, 2005, compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $1.427 billion at March 31, 2005, an increase of $4 million, or .26%, from $1.423 billion as of December 31, 2004. Average total assets for the first quarter of 2005 were $1.432 billion, which was supported by average total liabilities of $1.331 billion and average total stockholders’ equity of $101 million.
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
Investment Securities. Total investment securities decreased $23.7 million, or 8.2%, to $264.6 million at March 31, 2005, from $288.3 million at December 31, 2004. Mortgage-backed securities, which comprised 21.7% of the total investment portfolio at March 31, 2005, decreased $3.3 million, or 5.4%, to $57.3 million from $60.6 million at December 31, 2004. Investments in U.S. agency securities, which comprised 58.5% of the total investment portfolio at March 31, 2005, decreased $25.1 million, or 14.0%, to $154.7 million from $179.8 million at December 31, 2004. During the first quarter of 2005, we had a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities will be classified as available for sale. The total investment portfolio at March 31, 2005 comprised 21.6% of all interest-earning assets compared to 22.8% at December 31, 2004 and produced an average taxable equivalent yield of 4.3% for the first quarter of 2005 and 2004.
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

DISTRIBUTION OF LOANS BY CATEGORY

	MARCH 31, 2005		DECEMBER 31, 2004
		PERCENT OF		PERCENT OF
	AMOUNT	TOTAL	AMOUNT	TOTAL
Commercial and industrial	$135,495	14.3%	$131,979	14.1%
Real estate — construction and land development	272,319	28.9	249,188	26.6
Real estate — mortgage
Single-family	230,863	24.5	250,718	26.8
Commercial	248,282	26.3	242,279	25.9
Other	25,814	2.7	25,745	2.7
Consumer	24,484	2.6	28,431	3.0
Other	6,636	.7	8,045	.9

Total loans	943,893	100.0%	936,385	100.0%

Unearned income	(1,502)		(1,517)
Allowance for loan losses	(12,957)		(12,543)

Net loans	$929,434		$922,325

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
Interest-bearing deposits totaled $986.1 million at March 31, 2005, an increase of .83%, or $8.4 million, from $977.7 million at December 31, 2004. Interest-bearing deposits averaged $989.1 million for the first quarter of 2005 compared to $812.2 million for the first quarter of 2004. The average rate paid on all interest-bearing deposits during the first quarter of 2005 was 2.5%, compared to 2.1% for the first quarter of 2004. Of total interest-bearing deposits, $731.4 million, or 74.2%, were in the Alabama branches while $254.7 million, or 25.8%, were in the Florida branches.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $146.1 million at March 31, 2005 and $156.1 million at December 31, 2004. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 4.04% at March 31, 2005. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans. The FHLB has issued for the benefit of our banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2006 upon sixty days’ prior notice; otherwise, it will automatically extend for a successive one-year term.
Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II (“TBC Capital II”) and TBC Capital Statutory Trust III (“TBC Capital III”), of which we own 100% of the common. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.
The trust preferred securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

	March 31, 2005	December 31, 2004
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

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
SUMMARY OF LOAN LOSS EXPERIENCE

	THREE-MONTH
	PERIOD ENDED	YEAR ENDED
	MARCH 31,	DECEMBER 31,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,543	$25,174
Charge-offs:
Commercial and industrial	41	7,690
Real estate — construction and land development	1	765
Real estate — mortgage
Single-family	87	1,012
Commercial	210	5,820
Other	—	86
Consumer	125	1,881
Other	91	87

Total charge-offs	555	17,341
Recoveries:
Commercial and industrial	82	1,468
Real estate — construction and land development	10	4
Real estate — mortgage
Single-family	29	470
Commercial	1	737
Other	10	97
Consumer	48	549
Other	39	410

Total recoveries	219	3,735

Net charge-offs	336	13,606
Provision for loan losses	750	975

Allowance for loan losses at end of period	$12,957	$12,543

Loans at end of period, net of unearned income	$942,391	$934,868
Average loans, net of unearned income	953,891	894,406
Ratio of ending allowance to ending loans	1.37%	1.34%
Ratio of net charge-offs to average loans(1)	0.14%	1.52%
Net charge-offs as a percentage of:
Provision for loan losses	44.8%	1395.49%
Allowance for loan losses(1)	10.52%	108.47%
Allowance for loan losses as a percentage of nonperforming loans	183.97%	169.36%

(1)	Annualized.
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
NONPERFORMING ASSETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(Dollars in Thousands)
Nonaccrual	$7,014	$6,344
Accruing loans 90 days or more delinquent	29	431
Restructured	—	631

Total nonperforming loans	7,043	7,406
Other real estate owned	2,971	4,906
Repossessed assets	4	103

Total nonperforming assets	$10,018	$12,415

Nonperforming loans as a percent of loans	.75%	.79%

Nonperforming assets as a percent of loans plus nonperforming assets	1.06%	1.32%

Loans past due 30 days or more, net of non-accruals, improved to .54% at March 31, 2005 from .88% at December 31, 2004.
The following is a summary of nonperforming loans by category for the dates shown:

	MARCH 31	DECEMBER 31,
	2005	2004
	(Dollars in thousands)
Commercial and industrial	$1,636	$2,445
Real estate — construction and land development	229	187
Real estate — mortgages
Single-family	1,926	2,060
Commercial	2,961	2,273
Other	127	183
Consumer	164	250
Other	—	8

Total nonperforming loans	$7,043	$7,406

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

	OUTSTANDING	SPECIFIC
	BALANCE	ALLOWANCE
Commercial and industrial	$2,253	$1,097
Real estate — construction and land development	229	57
Real estate — mortgages
Commercial	2,762	686
Other	113	19

Total	$5,357	$1,859

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
Stockholders’ Equity. At March 31, 2005, total stockholders’ equity was $99.0 million, a decrease of $1.5 million from $100.5 million at December 31, 2004. The decrease in stockholders’ equity during the first quarter of 2005 resulted primarily from a net loss of $8.0 million offset by additional net proceeds of $7.3 million resulting from the sale of 925,636 shares of our common stock at $8.17 per share, the then current market price, to the new members of the management team and other investors, in a private placement. As of March 31, 2005 we had 19,020,943 shares of common stock issued and 18,756,632 outstanding. As of March 31, 2005, there were 52,914 shares held in treasury at a cost of $368,000.
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
We adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of March 31, 2005, the ESOP has been leveraged with 273,400 shares of the our common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP stock,” in stockholders’ equity.
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

MARCH 31, 2005
Allocated shares	55,328
Estimated shares committed to be released	6,675
Unreleased shares	211,397

Total ESOP shares	273,400

Fair value of unreleased shares	$2,807,818

     Regulatory Capital. The table below represents our and our subsidiary’s regulatory and minimum regulatory capital requirements at March 31, 2005 (dollars in thousands):

			FOR CAPITAL
			ADEQUACY		TO BE WELL
	ACTUAL		PURPOSES		CAPITALIZED
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
Total Risk-Based Capital
Corporation	$125,862	11.34%	$88,754	8.00%	$110,942	10.00%
The Bank	123,966	11.37%	87,238	8.00%	109,047	10.00%
Tier 1 Risk-Based Capital
Corporation	111,609	10.06%	44,377	4.00%	66,565	6.00%
The Bank	111,009	10.18%	43,619	4.00%	65,428	6.00%
Leverage Capital
Corporation	111,609	7.90%	56,484	4.00%	70,605	5.00%
The Bank	111,009	7.98%	55,610	4.00%	69,513	5.00%
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; and (11) regulatory, legal or judicial proceedings.

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
ITEM 4. CONTROLS AND PROCEDURES
CEO AND PFO CERTIFICATION
Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”). The Certifications are required to be made by Rule 13a - 14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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
We originally conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our then-serving Chief Financial Officer (“CFO”), as of March 31, 2005. Based upon the Evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.
In connection with the amendment to our financial statements described in the Introductory Note and Items 1 and 2 of this Amendment No. 1, we re-evaluated our disclosure controls and procedures as of March 31, 2005 and, in connection therewith, we identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations for certain derivative transactions, as described in the Introductory Note, and failure to correct that error subsequently. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005.
Simultaneously with the filing of this Amendment No. 1, we filed an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as previously amended, reflecting the same material weakness as of that date and, for that reason, concluding that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2004. Other than as set forth in that amendment and this Amendment no. 1, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Banc Corporation
(Registrant)

Date: February 17, 2006	By:	/s/ C. Stanley Bailey

C. Stanley Bailey Chief Executive Officer

Date: February 17, 2006	By:	/s/ James C. Gossett

James C. Gossett
Chief Accounting Officer
(Principal Financial and Accounting Officer)