Form 10-Q/A
period 2005-06-30
BANC CORP
filed 2006-02-17
CIK 1065298

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2005

Common stock, $.001 par value	19,551,411

Introductory Note – 2005 Amendment to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2005
          This Amendment No. 1 to Form 10-Q is being filed by The Banc Corporation (“the Corporation”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005 (the “Initial Form 10-Q”). This Amendment No. 1 is required due to inaccuracies in the Initial Form 10-Q related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).
          This Amendment No. 1 contains restated unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005, which supersede our previously issued unaudited Condensed Consolidated Financial Statements contained in our original Quarterly Report on Form 10-Q for the same interim period. For information regarding the amendment, see Note 1 to our unaudited Condensed Consolidated Financial Statements contained herein. This Amendment No. 1, includes amendments to Part I — Items 1, 2 and 4. For the convenience of readers, we have also included the remaining unamended Items, which are unchanged from the date of the original filing.
          Except as otherwise specifically noted, all information contained herein is as of June 30, 2005 and does not reflect any events or changes that have occurred subsequent to that date. The Corporation is not required to and has not updated any forward-looking statements previously included in the Initial Form 10-Q.
          This Amendment No. 1 includes amendments to Part 1, Item 4, “Controls and Procedures”, reflecting management’s revised assessment of our disclosure controls and procedures as of June 30, 2005. This revised assessment results from our determination that there was a material weakness in our internal control over financial reporting related to our accounting for certain interest rate swaps commonly used by financial institutions to hedge their interest rate exposure with respect to brokered certificates of deposit. We have entered into such swap arrangements from time to time, and have historically accounted for these swaps using an abbreviated method of fair value hedge accounting under SFAS 133, known as the “short-cut” method, which assumes that the hedging transactions are effective.
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

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	(Restated)
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$29,651	$23,489
Interest-bearing deposits in other banks	4,769	11,411
Federal funds sold	7,595	11,000
Investment securities available for sale	264,178	288,308
Mortgage loans held for sale	29,822	8,095
Loans, net of unearned income	903,456	934,868
Less: Allowance for loan losses	(12,263)	(12,543)

Net loans	891,193	922,325

Premises and equipment, net	55,782	60,434
Accrued interest receivable	6,084	6,237
Stock in FHLB and Federal Reserve Bank	11,821	11,787
Cash surrender value of life insurance	38,614	38,369
Other assets	43,758	41,673

TOTAL ASSETS	$1,383,267	$1,423,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$95,972	$89,487
Interest-bearing	943,820	977,719

TOTAL DEPOSITS	1,039,792	1,067,206
Advances from FHLB	146,090	156,090
Federal funds borrowed and security repurchase agreements	38,157	49,456
Notes payable	3,860	3,965
Junior subordinated debentures owed to unconsolidated subsidiary trusts	31,959	31,959
Accrued expenses and other liabilities	21,222	13,913

TOTAL LIABILITIES	1,281,080	1,322,589
Stockholders’ Equity
Convertible preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued and outstanding -0- and 62,000, respectively	—	—
Common stock, par value $.001 per share; authorized 35,000,000 shares; shares issued 19,805,956 and 18,025,932, respectively; outstanding 19,551,411 and 17,749,846, respectively	20	18
Surplus — preferred	—	6,193
— common stock	84,589	68,428
Retained earnings	20,267	29,591
Accumulated other comprehensive loss	(648)	(1,094)
Treasury stock, at cost	(341)	(390)
Unearned ESOP stock	(1,651)	(1,758)
Unearned restricted stock	(49)	(449)

TOTAL STOCKHOLDERS’ EQUITY	102,187	100,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,383,267	$1,423,128

See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
INTEREST INCOME
Interest and fees on loans	$15,590	$13,691	$30,468	$27,258
Interest on investment securities
Taxable	2,945	2,109	5,870	3,822
Exempt from Federal income tax	59	26	117	41
Interest on federal funds sold	109	41	191	75
Interest and dividends on other investments	254	231	497	396

Total interest income	18,957	16,098	37,143	31,592
INTEREST EXPENSE
Interest on deposits	6,528	4,505	12,565	8,782
Interest on other borrowed funds	1,881	1,456	3,738	3,122
Interest on subordinated debentures	699	626	1,384	1,252

Total interest expense	9,108	6,587	17,687	13,156

NET INTEREST INCOME	9,849	9,511	19,456	18,436
Provision for loan losses	1,500	—	2,250	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,349	9,511	17,206	18,436
NONINTEREST INCOME
Service charges and fees on deposits	1,166	1,397	2,278	2,788
Mortgage banking income	762	383	1,208	787
Investment security (losses) gains	(68)	37	(977)	428
Change in fair value of derivatives	933	—	703	—
Gain on sale of branches	—	—	—	739
Increase in cash surrender value of life insurance	391	410	742	813
Insurance proceeds	5,000	—	5,000	—
Other income	510	572	987	1,012

TOTAL NONINTEREST INCOME	8,694	2,799	9,941	6,567
NONINTEREST EXPENSES
Salaries and employee benefits	5,927	5,871	11,329	11,457
Occupancy, furniture and equipment expense	2,059	2,094	4,040	4,052
Management separation costs	2,961	—	15,338	—
Other operating expenses	4,536	3,202	8,098	6,804

TOTAL NONINTEREST EXPENSES	15,483	11,167	38,805	22,313

Income (loss) before income taxes	1,560	1,143	(11,658)	2,690
INCOME TAX EXPENSE (BENEFIT)	412	79	(4,645)	398

NET INCOME (LOSS)	1,148	1,064	(7,013)	2,292
PREFERRED STOCK DIVIDENDS	305	217	305	217
EFFECT OF EARLY CONVERSION OF PREFERRED STOCK	2,006	—	2,006	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(1,163)	$847	$(9,324)	$2,075

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.06)	$0.05	$(0.50)	$0.12

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.06)	$0.05	$(0.50)	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,726	17,578	18,562	17,569
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	18,726	18,487	18,562	18,532
See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30
	2005	2004
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(20,929)	$5,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other banks	6,642	(4,926)
Net decrease (increase) in federal funds sold	3,405	(18,000)
Proceeds from sales of securities available for sale	57,150	71,720
Proceeds from maturities of investment securities available for sale	20,105	36,105
Purchases of investment securities available for sale	(53,609)	(161,819)
Net decrease (increase) in loans	31,603	(39,344)
Purchases of premises and equipment	(511)	(2,801)
Proceeds from sales of premises and equipment	3,055	579
Net cash paid in branch sale	—	(6,626)
Purchase of life insurance	—	(5,000)
Increase in other investments	(34)	(1,744)

Net cash provided (used) by investing activities	67,806	(131,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(26,711)	82,144
Net (decrease) increase in FHLB advances and other borrowed funds	(21,299)	39,326
Payments made on long term debt	(105)	(105)
Proceeds from sale of common stock	7,705	49
Cash dividends paid	(305)	(217)

Net cash (used) provided by financing activities	(40,715)	121,197

Net increase (decrease) in cash and due from banks	6,162	(5,631)

Cash and due from banks at beginning of period	23,489	31,679

CASH AND DUE FROM BANKS AT END OF PERIOD	$29,651	$26,048

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
Restated Results of Operations and Financial Condition:
The Corporation is restating its previously reported financial information for the second quarter and first six months of 2005 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In addition, the following Notes to the Consolidated Financial Statements have been restated: 5, 6, 7 and 10. These restated consolidated financial statements supercede the Corporation’s previously issued condensed consolidated financial statements reported in the Corporation’s Initial Form 10-Q filed with the SEC on August 9, 2005.
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
The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at June 30, 2005 is $703,000 (representing an $8,000 elimination of the fair value adjustment to the brokered CDs less a $711,000 adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $443,000 increase to retained earnings.

The following tables summarize the effects of the amendment on the condensed consolidated statement of financial condition at June 30, 2005 and condensed consolidated statements of operations for the three and six months ended June 30, 2005. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

Condensed Consolidated
Statement of Condition	June 30, 2005
(In thousands)	As previously Reported	Restated
Other assets	$44,018	$43,758
Interest-bearing deposits	944,523	943,820
Retained earnings	19,824	20,267

	For the three months ended		For the six months ended
	June 30, 2005		June 30, 2005
Condensed Consolidated Statement of Operations	As previously		As previously
(In thousands, except per share data)	Reported	Restated	Reported	Restated
Change in fair value of derivatives	$—	$933	$—	$703
Income (loss) before income tax expense (benefit)	627	1,560	(12,361)	(11,658)
Income tax expense (benefit)	67	412	(4,905)	(4,645)
Net income (loss)	560	1,148	(7,456)	(7,013)
Net loss applicable to common stockholders	(1,751)	(1,163)	(9,767)	(9,324)
Basic and diluted net loss per common share	$(0.09)	$(0.06)	$(0.53)	$(0.50)
As of June 30, 2005 the notional amount of these CD swaps totaled $46,500,000 with a recorded negative fair value of $8,000. The weighted average life as of June 30, 2005 is 9.40 years; the weighted average fixed rate (receiving rate) is 4.48%, which matches the brokered CD rate, and the weighted average variable rate (paying rate) is 3.25% (LIBOR based).
Note 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes Accounting Principles Board (APB) Opinion 25. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows issuers to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard. The new standard requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation is evaluating the impact on its results of operations from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 (see Note 10).
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
In May of 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.
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
Note 3 — RECENT DEVELOPMENTS
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
On June 17, 2005, the Corporation’s banking subsidiary filed an application to change its charter to a federal savings bank charter under the Office of Thrift Supervision. The Corporation’s banking subsidiary is currently regulated by the Alabama Banking Department and the Federal Reserve.
On January 24, 2005, the Corporation announced that it had entered into a series of executive management change agreements. These agreements set forth the employment of C. Stanley Bailey as Chief Executive Officer and a director of the Corporation and chairman of the Corporation’s banking subsidiary, C. Marvin Scott as President of the Corporation and the Corporation’s banking subsidiary, and Rick D. Gardner as Chief Operating Officer of the Corporation and the Corporation’s banking subsidiary. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share. The Corporation also entered into agreements with James A. Taylor and James A. Taylor, Jr. under which they will continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers of the Corporation and officers and directors of the Corporation’s banking subsidiary.
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

	Alabama	Florida
	Region	Region	Combined
	(Restated)		(Restated)
Three months ended June 30, 2005
Net interest income	$6,757	$3,092	$9,849
Provision for loan losses	1,379	121	1,500
Noninterest income (1)	8,365	329	8,694
Noninterest expense (2)(3)	14,456	1,027	15,483
Income tax (benefit) expense	(206)	618	412
Net (loss) income	(507)	1,655	1,148
Total assets	1,108,062	275,205	1,383,267

Three months ended June 30, 2004
Net interest income	$6,886	$2,625	$9,511
Provision for loan losses (1)	984	(984)	—
Noninterest income (1)	2,467	332	2,799
Noninterest expense (2)	8,743	2,424	11,167
Income tax (benefit) expense	(377)	456	79
Net income	3	1,061	1,064
Total assets (1)	1,063,265	224,771	1,288,036

Six months ended June 30, 2005
Net interest income	$13,535	$5,921	$19,456
Provision for loan losses	2,112	138	2,250
Noninterest income (1)	9,288	653	9,941
Noninterest expense (2)(3)	36,630	2,175	38,805
Income tax (benefit) expense	(5,845)	1,200	(4,645)

	Alabama	Florida
	Region	Region	Combined
	(Restated)		(Restated)
Net (loss) income	(10,074)	3,061	(7,013)

Six months ended June 30, 2004
Net interest income	$13,213	$5,223	$18,436
Provision for loan losses (1)	1,956	(1,956)	—
Noninterest income (1)	5,865	702	6,567
Noninterest expense (2)	17,412	4,901	22,313
Income tax (benefit) expense	(481)	879	398
Net income	191	2,101	2,292

(1)	See Notes 3 and 4 concerning branch sales and insurance proceeds. Also, in January 2004, certain loans were transferred from the Florida segment to the Corporation’s special assets department, which is included in the Alabama segment.

(2)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3)	See Notes 3 and 4 concerning the amount of management separation charges and loss on the sale of assets.
Note 6 — NET (LOSS) INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Restated)		(Restated)
Numerator:
Net income (loss)	$1,148	$1,064	(7,013)	2,292
Less preferred dividends	305	217	305	217
Less effect of preferred stock conversion	2,006	—	2,006	—

For basic and diluted, net (loss) income applicable to common stockholders	$(1,163)	$847	$(9,324)	$2,075

Denominator:
For basic, weighted average common shares outstanding	18,726	17,578	18,562	17,569
Effect of dilutive stock options, restricted stock and convertible preferred	—	909	—	963

Weighted average common shares outstanding, assuming dilution	18,726	18,487	18,562	18,532

Basic net (loss) income per common share	$(.06)	$.05	$(.50)	$.12

Diluted net (loss) income per common share	$(.06)	$.05	$(.50)	$.11

Net (loss) income applicable to common stockholders and net (loss) income per common share reflect the effects of the early conversion of 62,000 shares of the Corporation’s convertible preferred stock into 775,000 shares of common stock at a conversion price of $8.00 per share. Such conversion was effective as of June 30, 2005. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders’ equity.
Common stock equivalents of 1,387,000 and 1,357,000 were not included in computing diluted net loss per common share for the three- and six-month periods ended June 30, 2005, respectively, because their effects were anti-dilutive.
Note 7 — COMPREHENSIVE INCOME (LOSS) (Restated)
Total comprehensive income (loss) was $3,059,000 and $(6,567,000), respectively, for the three and six-month periods ended June 30, 2005, and $(1,879,000) and $(122,000) respectively, for the three- and six-month periods ended June 30, 2004. Total comprehensive (loss) income consists of net (loss) income and the unrealized gain or loss on the Corporation’s available-for-sale securities portfolio arising during the period.

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
Currently, the Corporation must obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distributions on our trust preferred securities in January, March and July, 2005.
Note 10 — STOCKHOLDERS’ EQUITY
During the first quarter of 2005, the Corporation issued 925,636 shares of its common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors, in a private placement. The Corporation received proceeds, net of issuance cost, of $7,328,000.
Effective June 30, 2005, 62,000 shares of the Corporation’s convertible preferred stock were converted into 775,000 shares of common stock at a conversion price of $8.00 per share. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders’ equity.
On April 1, 2002, the Corporation issued 157,000 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the shares of restricted stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and is classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. During 2003, 15,000 shares of this restricted common stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005 the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the employment contract buyouts during the second quarter of 2005 and the management separation agreement entered into during the first quarter of 2005 (see Note 3), vesting was accelerated on 25,000 and 99,375 shares of restricted stock, respectively.
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
The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002, that covers all eligible employees who are at least age 21 and have completed a year of service. As of June 30, 2005 the ESOP has been leveraged with 273,400 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares”, in stockholders’ equity.
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

June 30, 2005
Allocated shares	55,328
Estimated shares committed to be released	13,350
Unreleased shares	204,722

Total ESOP shares	273,400

Fair value of unreleased shares	$2,166,000

The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation’s common stock. The compensation committee of the Board determines the terms of the restricted stock and options granted.
All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation’s common stock on the grant date. Most options granted under this plan vest 20% on the grant date and an additional 20% annually on the next four anniversaries of the grant date. Other options granted under this plan vest based on the Corporation’s achievement of certain stock price levels or five years from the grant date, whichever occurs first.
In addition, the Corporation granted 1,423,940 options to the new management team. These options have an exercise price of $8.17 per share. These options have a ten-year term and a tiered vesting schedule as discussed in Note 24 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.
The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion

No. 25, Accounting for Stock Issued to Employees. The Corporation has elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Corporation’s pro forma information follows (in thousands except earnings per share information):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Restated)		(Restated)
Net income (loss):
As reported	$1,148	$1,064	$(7,013)	$2,292
Pro forma	(407)	666	(10,729)	1,787
(Loss) earnings per common share:
As reported	$(.06)	$.05	$(.50)	$.12
Pro forma	(.15)	.03	(.70)	.09
Diluted (loss) earnings per common share:
As reported	$(.06)	$.05	$(.50)	$.11
Pro forma	(.15)	.02	(.70)	.08
The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

	June 30
	2005	2004
Risk-free interest rate	4.34%	4.69%
Volatility factor	.41	.41
Weighted average life of options	7.00	7.00
Dividend yield	0.00	0.00

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
Restated Results of Operations and Financial Condition:
We are restating our previously reported financial information for the second quarter and first six months of 2005 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).
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
The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at June 30, 2005 is $703,000 (representing a $8,000 elimination of the fair value adjustment to the brokered CDs less a $711,000 adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $443,000 increase to retained earnings. Although these CD swaps cannot retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes, and the effectiveness of the CD swaps as economic hedge transactions has not been affected by these changes in accounting treatment.
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
Our total assets were $1.383 billion at June 30, 2005, a decrease of $40 million, or 2.80%, from $1.423 billion as of December 31, 2004. Our total loans, net of unearned income, were $903 million at June 30, 2005, a decrease of $32 million, or 3.36%, from $935 million as of December 31, 2004. Our total deposits were $1.040 billion at June 30, 2005, a decrease of $27 million, or 2.50%, from $1.067 billion as of December 31, 2004. These declines reflect our strategy of deleveraging the balance sheet and focusing on deposit and loan mix realignment which management expects will improve net interest margin. Our total stockholders’ equity was $102.2 million at June 30, 2005, an increase of $1.7 million, or 1.64%, from $100.5 million as of December 31, 2004.
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
Results of Operations
Our net income for the three-month period ended June 30, 2005 (second quarter of 2005) was $1.2, compared to $1.1 million for the three-month period ended June 30, 2004 (second quarter of 2004). Basic and diluted net (loss) income per common share was $(.06) and $.05, respectively, for the second quarter of 2005 and 2004, based on weighted average common shares outstanding for the respective periods. Net loss per common share reflects a $2.0 million effect from the early conversion of our convertible preferred stock (see Note 6 in the condensed consolidated financial statements). Return on average assets, on an annualized basis, was ..33% for the second quarter of 2005 compared to .34% for the second quarter of 2004. Return on average stockholders’ equity, on an annualized basis, was 4.56% for the second quarter of 2005 compared to 4.26% for the second quarter of 2004.
During the second quarter of 2005, we incurred certain nonoperating charges related to management changes, in addition to the recognition of losses on other real estate and an increase in the provision for loan losses.
We incurred a $7.01 million net loss for the six-month period ended June 30, 2005 (first six months of 2005), compared to $2.29 million in net income for the six-month period ended June 30, 2004 (first six months of 2004). Net (loss) income per common share was $(.50) for the first six months of 2005 compared to $.11 per common share for the first six months of 2004. Return on average assets, on an annualized basis, was (1.00)% for the first six months of 2005 compared to .37% for the first six months of 2004. Return on average stockholders’ equity, on an annualized basis, was (14.00)% for the first six months of 2005 compared to 4.59% for the first six months of 2004. Book value per share at June 30, 2005 was $5.23, compared to $5.31 as of December 31, 2004. Tangible book value per share at June 30, 2005 was $4.60, compared to $4.62 as of December 31, 2004.
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

	Three Months Ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$945,407	$15,590	6.61%	$869,376	$13,691	6.33%
Investment securities
Taxable	251,876	2,945	4.69	183,643	2,109	4.62
Tax-exempt(2)	6,616	89	5.40	2,744	39	5.72

Total investment securities	258,492	3,034	4.71	186,387	2,148	4.64
Federal funds sold	15,851	109	2.76	17,670	41	.93
Other investments	21,571	254	4.72	47,945	231	1.94

Total interest-earning assets	1,241,321	18,987	6.14	1,121,378	16,111	5.78
Noninterest-earning assets:
Cash and due from banks	29,032			30,783
Premises and equipment	57,211			58,129
Accrued interest and other assets	87,290			83,443
Allowance for loan losses	(12,783)			(23,308)

Total assets	$1,402,071			$1,270,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$335,803	1,645	1.96	$258,926	813	1.26
Savings deposits	27,078	10	0.15	28,987	11	0.15
Time deposits	605,584	4,873	3.23	578,039	3,681	2.56
Other borrowings	190,113	1,881	3.97	173,170	1,456	3.38
Subordinated debentures	31,959	699	8.77	31,959	626	7.88

Total interest-bearing liabilities	1,190,537	9,108	3.07	1,071,081	6,587	2.47
Noninterest-bearing liabilities:
Demand deposits	92,120			87,153
Accrued interest and other liabilities	18,356			11,643
Stockholders’ equity	101,058			100,548

Total liabilities and stockholders’ equity	$1,402,071			$1,270,425

Net interest income/net interest spread		9,879	3.07%		9,524	3.31%

Net yield on earning assets			3.19%			3.42%

Taxable equivalent adjustment:
Investment securities(2)		30			13

Net interest income		$9,849			$9,511

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30 (1)
	2005 Vs 2004
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,899	$638	$1,261
Interest on securities:
Taxable	836	33	803
Tax-exempt	50	(2)	52
Interest on federal funds	68	73	(5)
Interest on other investments	23	201	(178)

Total interest income	2,876	943	1,933

Expense from interest-bearing liabilities:
Interest on demand deposits	832	542	290
Interest on savings deposits	(1)	—	(1)
Interest on time deposits	1,192	1,008	184
Interest on other borrowings	425	272	153
Interest subordinated debentures	73	73	—

Total interest expense	2,521	1,895	626

Net interest income	$355	$(952)	$1,307

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Six Months Ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$949,626	$30,468	6.47%	$863,800	$27,258	6.35%
Investment securities Taxable	264,178	5,870	4.48	170,639	3,822	4.50
Tax-exempt(2)	6,624	177	5.39	2,030	62	6.14

Total investment securities	270,802	6,047	4.50	172,669	3,884	4.52
Federal funds sold	14,726	191	2.62	16,055	75	0.94
Other investments	23,962	497	4.18	42,257	396	1.88

Total interest-earning assets	1,259,116	37,203	5.96	1,094,781	31,613	5.81
Noninterest-earning assets:
Cash and due from banks	30,748			29,002
Premises and equipment	58,076			58,076
Accrued interest and other assets	83,525			82,192
Allowance for loan losses	(12,792)			(24,396)

Total assets	$1,418,673			$1,239,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$319,371	2,755	1.74	$248,361	1,494	1.21
Savings deposits	27,643	21	0.15	29,692	24	0.16
Time deposits	631,728	9,789	3.12	561,091	7,264	2.60
Other borrowings	196,323	3,738	3.84	172,606	3,122	3.64
Subordinated debentures	31,959	1,384	8.73	31,959	1,252	7.88

Total interest-bearing liabilities	1,207,024	17,687	2.95	1,043,709	13,156	2.53
Noninterest-bearing liabilities:
Demand deposits	93,792			84,200
Accrued interest and other liabilities	16,870			11,419
Stockholders’ equity	100,987			100,327

Total liabilities and stockholders’ equity	$1,418,673			$1,239,655

Net interest income/net interest spread		19,516	3.01%		18,457	3.28%

Net yield on earning assets			3.13%			3.39%

Taxable equivalent adjustment:
Investment securities(2)		60			21

Net interest income		$19,456			$18,436

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30 (1)
	2005 vs 2004
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$3,210	$513	$2,697
Interest on securities:
Taxable	2,048	—	2,048
Tax-exempt	115	(2)	117
Interest on federal funds	116	117	(1)
Interest on other investments	101	201	(100)

Total interest income	5,590	829	4,761

Expense from interest-bearing liabilities:
Interest on demand deposits	1,261	763	498
Interest on savings deposits	(3)	(1)	(2)
Interest on time deposits	2,525	1,550	975
Interest on other borrowings	616	176	440
Interest subordinated debentures	132	132	—

Total interest expense	4,531	2,620	1,911

Net interest income	$1,059	$(1,791)	$2,850

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $5.9 million, or 210.6%, to $8.7 million for the second quarter of 2005 from $2.8 million for the second quarter of 2004, primarily due to $5.0 million in insurance proceeds received in the second quarter of 2005 which resolved our claims arising from fraud losses which occurred in previous periods and a $933,000 change in the fair value of derivatives. Mortgage banking income increased $379,000, or 99.0%, to $762,000 in the second quarter of 2005 from $383,000 in the second quarter of 2004. This increase in mortgage banking income was offset by a decrease in gains on securities of $105,000 and a decrease in service charges on deposits of $231,000 in the second quarter of 2005. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Service charges on deposit accounts increased $54,000, or 4.9%, in the second quarter of 2005 over first quarter of 2005.
Noninterest income increased $3.3 million, or 51.4%, to $9.9 million for the first six months of 2005 from $6.6 million for the first six months of 2004, primarily due to $5.0 million in insurance proceeds received in the second quarter of 2005 and a $933,000 change in the fair value of derivatives, offset by losses we realized in 2005 on our investment portfolio compared to gains on the sale of investments and our Morris branch in 2004. The investment portfolio losses were realized primarily in the first quarter of 2005 as a result of a $50 million sale of bonds in the investment portfolio. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges on deposits decreased $510,000, or 18.3%, to $2.3 million in the first six months of 2005 from $2.8 million in the first six months of 2004. As discussed above, this decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Mortgage banking income increased $421,000, or 53.5%, to $1.2 million in the first six months of 2005 from $787,000 in the first six months of 2004.
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
Income tax expense. Our income tax expense was $412,000 for the second quarter of 2005, compared to $79,000 for the second quarter of 2004. We recognized an income tax benefit of $4.6 million for the first six months of 2005, compared to income tax expense of $398,000 for the first six months of 2004. The primary difference in the effective rate and the federal statutory rate (34%) for the three- and six-month periods ended June 30, 2005 and 2004 is due to certain tax-exempt income from investments and insurance policies.
Provision for Loan Losses. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and is a loan in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning the risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards No. 114 (SFAS 114) to determine the appropriate reserve allocation. Management compares the investment in an impaired loan against the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
The provision for loan losses was $1.5 million for the second quarter of 2005 and $2.25 million for the first six months of 2005. Our provision for loan losses increased during the second quarter of 2005 primarily as a result of an increase in classified loans of $3.2 million identified during the second quarter. In addition, we incurred charge-offs during the second quarter of 2005 related to the reassessment of collateral values on certain nonperforming commercial credits and the settlement of a disputed collateral lien. We did not record a provision for loan loss in the first six months of 2004. During the first six months of 2005, we had net charged-off loans totaling $2.5 million, compared to net charged-off loans of $5.0 million in the first six months of 2004. The annualized ratio of net charged-off loans to average loans was .54% in the first six months of 2005 compared to 1.16% for the first six months of 2004 and 1.52% for the year 2004. The allowance for loan losses totaled $12.3 million, or 1.36% of loans, net of unearned income, at June 30, 2005 compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See “Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $1.383 billion at June 30, 2005, a decrease of $40 million, or 2.80%, from $1.423 billion as of December 31, 2004. Average total assets for the first six months of 2005 totaled $1.419 billion, which was supported by average total liabilities of $1.318 billion and average total stockholders’ equity of $101 million.
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
Distribution of Loans by Category

	June 30, 2005		December 31, 2004
		Percent		Percent
		of		of
	Amount	Total	Amount	Total
Commercial and industrial	$115,775	12.8%	$131,979	14.1%
Real estate — construction and land development	259,054	28.6	249,188	26.6
Real estate — mortgage Single-family	238,903	26.4	250,718	26.8
Commercial	236,275	26.1	242,279	25.9
Other	26,634	2.9	25,745	2.7
Consumer	21,481	2.4	28,431	3.0
Other	6,699	.8	8,045	.9

Total loans	904,821	100.0%	936,385	100.0%

Unearned income	(1,365)		(1,517)
Allowance for loan losses	(12,263)		(12,543)

Net loans	$891,193		$922,325

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
Interest-bearing deposits totaled $943.8 million at June 30, 2005, a decrease of 3.5%, or $33.9 million, from $977.7 million at December 31, 2004. Our average interest-bearing deposits for the second quarter of 2005 totaled $968.5 million compared to $866.0 million for the second quarter of 2004, an increase of $102.5 million, or 11.8%. Interest-bearing deposits averaged $978.7 million for the first six months of 2005 compared to $839.1 million for the first six months of 2004, an increase of $139.6 million, or 16.6%.
The average rate paid on all interest-bearing deposits was 2.7% during the second quarter of 2005 compared to 2.1% for the second quarter of 2004 and 2.6% during the first six months of 2005 compared to 2.0% for the first six months of 2004. Of total interest-bearing deposits $698.0 million, or 74%, were in the Alabama branches while $245.8 million, or 26%, were in the Florida branches.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $146.1 million at June 30, 2005 and $156.1 million at December 31, 2004. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 4.20% at June 30, 2005. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans. The FHLB has issued for the benefit of our banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit may be terminated January 6, 2006 upon sixty days’ prior notice; otherwise, it will automatically extend for a successive one-year term.

Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II (“TBC Capital II”) and TBC Capital Statutory Trust III (“TBC Capital III”), of which we own 100% of the common equity. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.
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
Summary of Loan Loss Experience

	Six-Month
	Period Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,543	$25,174
Charge-offs:
Commercial and industrial	1,161	7,690
Real estate — construction and land development	74	765
Real estate — mortgage Single-family	499	1,012
Commercial	995	5,820
Other	20	86
Consumer	380	1,881
Other	254	87

Total charge-offs	3,383	17,341
Recoveries:
Commercial and industrial	210	1,468
Real estate — construction and land development	25	4
Real estate — mortgage Single-family	282	470
Commercial	124	737
Other	73	97
Consumer	97	549
Other	42	410

Total recoveries	853	3,735

Net charge-offs	2,530	13,606
Provision for loan losses	2,250	975

Allowance for loan losses at end of period	$12,263	$12,543

Loans at end of period, net of unearned income	$903,456	$934,868
Average loans, net of unearned income	949,626	894,406
Ratio of ending allowance to ending loans	1.36%	1.34%
Ratio of net charge-offs to average loans (1)	.54%	1.52%
Net charge-offs as a percentage of:
Provision for loan losses	112.44%	1395.49%
Allowance for loan losses (1)	41.60%	108.47%
Allowance for loan losses as a percentage of nonperforming loans	195.08%	169.36%

(1)	Annualized.
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
Nonperforming Assets

	June 30, 2005	December 31, 2004
	Total	Total
	(Dollars in thousands)
Nonaccrual	$6,073	$6,344
Accruing loans 90 days or more delinquent	123	431
Restructured	90	631

Total nonperforming loans	6,286	7,406
Other real estate owned	1,484	4,906
Repossessed assets	—	103

Total nonperforming assets	$7,770	$12,415

Nonperforming loans as a percent of loans	.70%	.79%

Nonperforming assets as a percent of loans plus nonperforming assets	0.86%	1.32%

Loans past due 30 days or more, net of non-accruals, improved to .62% at June 30, 2005 from .88% at December 31, 2004.
The following is a summary of nonperforming loans by category for the dates shown:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial and industrial	$1,413	$2,445
Real estate — construction and land development	155	187
Real estate — mortgages
Single-family	2,499	2,060
Commercial	1,847	2,273
Other	114	183
Consumer	258	250
Other	—	8

Total nonperforming loans	$6,286	$7,406

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

	Outstanding	Specific
	Balance	Allowance
Commercial and industrial	$1,511	$621
Real estate — construction and land development	155	38
Real estate — mortgages
Commercial	2,984	701
Other	113	57

Total	$4,763	$1,417

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
Stockholders’ Equity. At June 30, 2005, total stockholders’ equity was $102.2 million, an increase of $1.7 million from $100.5 million at December 31, 2004. The increase in stockholders’ equity during the first six months of 2005 resulted primarily from a net loss of $7.0 million offset by issuance, vesting and forfeitures of restricted stock totaling $737,000, other comprehensive income of $446,000 and additional net proceeds of $7.3 million resulting from the sale in January 2005 of 925,636 shares of our common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors in a private placement. As of June 30, 2005, we had 19,805,956 shares of common stock issued and 19,551,411 outstanding. As of June 30, 2005, there were 49,823 shares held in treasury at a cost of $341,000.
Effective June 30, 2005, 62,000 shares of our convertible preferred stock were converted into 775,000 shares of common stock at a conversion price of $8.00 per share. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders’ equity.
We adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002, that covers all eligible employees who are at least 21 years old and have completed a year of service. As of June 30, 2005, the ESOP has been internally leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares”, in stockholders’ equity.
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

June 30, 2005
Allocated shares	55,328
Estimated shares committed to be released	13,350
Unreleased shares	204,722

Total ESOP shares	273,400

Fair value of unreleased shares	$2,166,000

Regulatory Capital. The table below represents our and our subsidiary’s regulatory and minimum regulatory capital requirements at June 30, 2005 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
Corporation	$125,250	11.70%	$85,657	8.00%	$107,072	10.00%
The Bank	123,376	11.73	84,112	8.00	105,141	10.00
Tier 1 Risk-Based Capital
Corporation	112,171	10.48	42,829	4.00	64,243	6.00
The Bank	111,113	10.57	42,056	4.00	63,084	6.00
Leverage Capital
Corporation	112,171	8.12	55,241	4.00	69,051	5.00
The Bank	111,113	8.11	54,796	4.00	68,494	5.00
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
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-

looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.
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
Item 4. CONTROLS AND PROCEDURES
CEO AND PFO CERTIFICATION
Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”). The Certifications are required to be made by Rule 13a–14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item 4 should be read in conjunction with the Certifications for a more complete understanding of the Certifications.
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
We originally conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our then-serving Chief Financial Officer (“CFO”), as of June 30, 2005. Based upon the Evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.
In connection with the amendment to our financial statements described in the Introductory Note and Items 1 and 2 of this Amendment No. 1, we re-evaluated our disclosure controls and procedures as of June 30, 2005 and, in connection therewith, we identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations for certain derivative transactions, as described in the Introductory Note, and failure to correct that error subsequently. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2005.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective June 30, 2005, we issued 775,000 shares of our common stock upon the conversion of 62,000 shares of our Series A Convertible Preferred Stock at a conversion price of $8.00 per share. The convertible preferred stock was originally issued in May 2003 in a transaction exempt from registration under the Securities Act of 1933 pursuant to the exemption contained in Section 4(2) thereof. The issuance of common stock upon conversion of the preferred stock was exempt from registration pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933. We did not derive any proceeds from the issuance of common stock upon conversion of the preferred stock. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On June 15, 2005, we held our annual meeting of stockholders, at which the following actions were taken:
—	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 25 million to 35 million. The votes on this proposal were as follows:

For	Against	Abstain
14,633,306	540,556	2,131
—	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to declassify the Board of Directors and require all directors to stand for election annually. The votes on this proposal were as follows:

For	Against	Abstain
15,143,604	29,030	3,359

—	The stockholders voted to elect the following persons as directors, each to serve a one-year term:

Name	For	Withheld
C. Stanley Bailey	15,146,819	29,174
Roger Barker	14,990,544	185,449
K. Earl Durden	15,088,419	87,574
Rick D. Gardner	15,146,819	29,174
Thomas E. Jernigan, Jr.	14,987,785	188,208
James Mailon Kent, Jr.	15,032,160	143,833
James M. Link	15,029,044	146,949
Barry Morton	15,108,319	67,674
C. Marvin Scott	15,146,819	29,174
Michael E. Stephens	15,088,419	87,574
James A. Taylor	14,656,212	519,781
James A. Taylor, Jr.	14,610,453	565,540
James C. White, Sr.	14,987,785	188,208
—	The stockholders voted to ratify the appointment of Carr, Riggs & Ingram, LLC as the independent registered public accounting firm to audit the Corporation’s financial statements for the year ending December 31, 2005. The votes on this proposal were as follows:

For	Against	Abstain
15,144,786	10,828	50,379
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