Form 10-Q/A
period 2005-06-30
BANC CORP
filed 2006-02-17
CIK 1065298

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2005

Common stock, $.001 par value	19,775,886

Introductory Note — 2005 Amendment to Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2005
This Amendment No. 1 to Form 10-Q is being filed by The Banc Corporation (“the Corporation”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005 (the “Initial Form 10-Q”). This Amendment No. 1 is required due to inaccuracies in the Initial Form 10-Q related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).
This Amendment No. 1 contains restated unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005, which supersede the Corporation’s previously issued unaudited Condensed Consolidated Financial Statements contained in our original Quarterly Report on Form 10-Q for the same interim period. For information regarding the amendment, see Note 1 to our unaudited Condensed Consolidated Financial Statements contained herein. This Amendment No. 1 includes amendments to Part I — Items 1, 2 and 4. For the convenience of readers, we have also included the remaining unamended Items, which are unchanged from the date of the original filing.
Except as otherwise specifically noted, all information contained herein is as of September 30, 2005 and does not reflect any events or changes that have occurred subsequent to that date. The Corporation is not required to and has not updated any forward-looking statements previously included in the Initial Form 10-Q.
This Amendment No. 1 includes amendments to Part 1, Item 4, “Controls and Procedures”, reflecting management’s revised assessment of our disclosure controls and procedures as of September 30, 2005. This revised assessment results from our determination that there was a material weakness in our internal control over financial reporting related to our accounting for certain interest rate swaps commonly used by financial institutions to hedge their interest rate exposure with respect to brokered certificates of deposit. We have entered into such swap arrangements from time to time, and have historically accounted for these swaps using an abbreviated method of fair value hedge accounting under SFAS 133, known as the “short-cut” method, which assumes that the hedging transactions are effective.
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

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	(Restated)
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$22,140	$23,489
Interest-bearing deposits in other banks	7,341	11,411
Federal funds sold	25,565	11,000
Investment securities available for sale	257,080	288,308
Mortgage loans held for sale	17,447	8,095
Loans, net of unearned income	903,398	934,868
Less: Allowance for loan losses	(12,024)	(12,543)

Net loans	891,374	922,325

Premises and equipment, net	55,957	60,434
Accrued interest receivable	6,238	6,237
Stock in FHLB and Federal Reserve Bank	11,821	11,787
Cash surrender value of life insurance	38,804	38,369
Other assets	42,552	41,673

TOTAL ASSETS	$1,376,319	$1,423,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$91,265	$89,487
Interest-bearing	961,176	977,719

TOTAL DEPOSITS	1,052,441	1,067,206
Advances from FHLB	146,090	156,090
Federal funds borrowed and security repurchase agreements	20,861	49,456
Notes payable	3,808	3,965
Junior subordinated debentures owed to unconsolidated subsidiary trusts	31,959	31,959
Accrued expenses and other liabilities	17,983	13,913

TOTAL LIABILITIES	1,273,142	1,322,589
Stockholders’ Equity
Convertible preferred stock, par value $.001 per share; authorized 5,000,000 shares; shares issued and outstanding -0- and 62,000, respectively	—	—
Common stock, par value $.001 per share; authorized 35,000,000 shares; shares issued 20,023,756 and 18,025,932, respectively; outstanding 19,775,886 and 17,749,846, respectively	20	18
Surplus - preferred	—	6,193
- common stock	86,446	68,428
Retained earnings	20,403	29,591
Accumulated other comprehensive loss	(1,755)	(1,094)
Treasury stock, at cost	(341)	(390)
Unearned ESOP stock	(1,597)	(1,758)
Unearned restricted stock	—	(449)

TOTAL STOCKHOLDERS’ EQUITY	103,176	100,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,376,319	$1,423,128

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
INTEREST INCOME
Interest and fees on loans	$16,063	$14,244	$46,531	$41,502
Interest on investment securities
Taxable	2,919	2,270	8,789	6,092
Exempt from Federal income tax	62	47	179	88
Interest on federal funds sold	163	32	354	107
Interest and dividends on other investments	272	157	769	553

Total interest income	19,479	16,750	56,622	48,342
INTEREST EXPENSE
Interest on deposits	7,346	4,859	19,911	13,641
Interest on other borrowed funds	1,927	1,510	5,665	4,632
Interest on subordinated debentures	732	653	2,116	1,905

Total interest expense	10,005	7,022	27,692	20,178

NET INTEREST INCOME	9,474	9,728	28,930	28,164
Provision for loan losses	500	—	2,750	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,974	9,728	26,180	28,164
NONINTEREST INCOME
Service charges and fees on deposits	1,239	1,526	3,517	4,314
Mortgage banking income	693	463	1,901	1,250
Investment security (losses) gains	—	(4)	(977)	424
Change in fair value of derivatives	(863)	—	(160)	—
Gain on sale of branches	—	—	—	739
Increase in cash surrender value of life insurance	389	399	1,131	1,212
Insurance proceeds	—	—	5,000	—
Other income	479	345	1,466	1,357

TOTAL NONINTEREST INCOME	1,937	2,729	11,878	9,296
NONINTEREST EXPENSE
Salaries and employee benefits	6,048	5,925	17,377	17,382
Occupancy, furniture and equipment expense	1,898	1,982	5,938	6,034
Management separation costs	64	—	15,402	—
Loss on sale of loans	—	2,260	—	2,260
Other operating expenses	3,028	3,605	11,126	10,409

TOTAL NONINTEREST EXPENSE	11,038	13,772	49,843	36,085

Income (loss) before income taxes	(127)	(1,315)	(11,785)	1,375
INCOME TAX EXPENSE (BENEFIT)	(264)	(485)	(4,909)	(87)

NET INCOME (LOSS)	137	(830)	(6,876)	1,462
PREFERRED STOCK DIVIDENDS	—	—	305	217
EFFECT OF EARLY CONVERSION OF PREFERRED STOCK	—	—	2,006	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$137	$(830)	$(9,187)	$1,245

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.05)	$(0.49)	$0.07

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.05)	$(0.49)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,625	17,590	18,920	17,576
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	20,240	17,590	18,920	17,741
See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30
	2005	2004
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(6,540)	$5,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other banks	4,071	(659)
Net increase in federal funds sold	(14,565)	(33,000)
Proceeds from sales of securities available for sale	57,150	83,613
Proceeds from maturities of investment securities available for sale	26,274	45,826
Purchases of investment securities available for sale	(54,765)	(214,270)
Net decrease (increase) in loans	30,332	(79,779)
Purchases of premises and equipment	(1,654)	(3,222)
Proceeds from sales of premises and equipment	3,243	—
Net cash paid in branch sale	—	(6,626)
Purchase of life insurance	—	(5,000)
Increase in other investments	(34)	(545)

Net cash provided (used) by investing activities	50,052	(213,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(14,925)	149,878
Net (decrease) increase in FHLB advances and other borrowed funds	(38,595)	67,973
Payments made on long term debt	(158)	(157)
Proceeds from sale of common stock	9,122	49
Cash dividends paid	(305)	(217)

Net cash (used) provided by financing activities	(44,861)	217,526

Net (decrease) increase in cash and due from banks	(1,349)	9,834

Cash and due from banks at beginning of period	23,489	31,679

CASH AND DUE FROM BANKS AT END OF PERIOD	$22,140	$41,513

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
Restated Results of Operations and Financial Condition:
The Corporation is restating its previously reported financial information for the third quarter and first nine months of 2005 to correct errors in those consolidated financial statements relating to its derivative accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In addition, the following Notes to the Consolidated Financial Statements have been restated: 5, 6, 7 and 10. These restated consolidated financial statements supercede the Corporation’s previously issued condensed consolidated financial statements reported in the Corporation’s Initial Form 10-Q filed with the SEC on November 9, 2005.
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
The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at September 30, 2005 is $160,000 (representing a $849,000 elimination of the fair value adjustment to the brokered CDs less a $689,000 adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $101,000 reduction to retained earnings.

     The following tables summarize the effects of the amendment on the condensed consolidated statement of financial condition at September 30, 2005 and condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The restatement did not affect previously reported cash flows from operating activities, investing activities or financing activities.

	September 30, 2005
Condensed Consolidated Statement of Condition	As previously
(In thousands)	Reported	Restated
Other assets	$42,492	$42,552
Interest-bearing deposits	961,016	961,176
Retained earnings	20,504	20,403

	For the three months ended		For the nine months ended
	September 30, 2005		September 30, 2005
Condensed Consolidated Statement of Operations	As previously		As previously
(In thousands, except per share data)	Reported	Restated	Reported	Restated
Change in fair value of derivatives	$—	$(863)	$—	$(160)
Income (loss) before income tax expense (benefit)	736	(127)	(11,625)	(11,785)
Income tax expense (benefit)	56	(264)	(4,849)	(4,909)
Net income (loss)	680	137	(6,776)	(6,876)
Net income (loss) applicable to common stockholders	680	137	(9,087)	(9,187)
Basic and diluted net income (loss) per common share	$0.03	$0.01	$(0.48)	$(0.49)
As of September 30, 2005, the notional amount of these CD swaps totaled $46,500,000 with a recorded negative fair value of $849,000. The weighted average life as of September 30, 2005 is 9.14 years; the weighted average fixed rate (receiving rate) is 4.48%, which matches the brokered CD rate, and the weighted average variable rate (paying rate) is 3.75% (LIBOR based).
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
On June 17, 2005, the Corporation’s banking subsidiary filed an application to change its charter to a federal savings bank charter under the Office of Thrift Supervision. The application was accepted and the charter conversion became effective November 1, 2005. Through October 31, 2005, the Corporation’s banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve.
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

	Alabama	Florida
	Region	Region	Combined
	(Restated)		(Restated)
Three months ended September 30, 2005
Net interest income	$6,277	$3,197	$9,474
Provision for loan losses	503	(3)	500
Noninterest income (1)	1,917	20	1,937
Noninterest expense (2)(3)	9,986	1,052	11,038
Income tax (benefit) expense	(968)	704	(264)
Net (loss) income	(1,327)	1,464	137
Total assets	1,149,436	226,883	1,376,319

Three months ended September 30, 2004
Net interest income	$6,955	$2,773	$9,728
Provision for loan losses (1)	18	(18)	—
Noninterest income (1)	2,418	311	2,729
Noninterest expense (2)	12,674	1,098	13,772
Income tax (benefit) expense	(1,883)	1,398	(485)
Net (loss) income	(1,436)	606	(830)
Total assets (1)	1,133,525	247,768	1,381,293

Nine months ended September 30, 2005
Net interest income	$19,812	$9,118	$28,930
Provision for loan losses	2,615	135	2,750
Noninterest income (1)	11,205	673	11,878
Noninterest expense (2)(3)	46,616	3,227	49,843
Income tax (benefit) expense	(6,813)	1,904	(4,909)
Net (loss) income	(11,401)	4,525	(6,876)

Nine months ended September 30, 2004
Net interest income	$20,168	$7,996	$28,164
Provision for loan losses (1)	1,974	(1,974)	—
Noninterest income (1)	8,283	1,013	9,296
Noninterest expense (2)	30,086	5,999	36,085
Income tax (benefit) expense	(2,364)	2,277	(87)
Net income	(1,245)	2,707	1,462

(1)	See Notes 3 and 4 concerning branch sales and insurance proceeds. Also, in January 2004, certain loans were transferred from the Florida segment to the Corporation’s special assets department, which is included in the Alabama segment.

(2)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3)	See Notes 3 and 4 concerning the amount of management separation charges and loss on the sale of assets.
Note 6 — NET INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Numerator:
Net income (loss)	$137	$(830)	$(6,876)	$1,462
Less preferred dividends	—	—	305	217
Less effect of preferred stock conversion	—	—	2,006	—

For basic and diluted, net income (loss) applicable to common stockholders	$137	$(830)	$(9,187)	$1,245

Denominator:
For basic, weighted average common shares outstanding	19,625	17,590	18,920	17,576
Effect of dilutive stock options, restricted stock and convertible preferred	615	—	—	165

Weighted average common shares outstanding, assuming dilution	20,240	17,590	18,920	17,741

Basic net income (loss) per common share	$.01	$(.05)	$(.49)	$.07

Diluted net income (loss) per common share	$.01	$(.05)	$(.49)	$.07

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
Common stock equivalents (“CSEs”) of 1,109,341 were not included in computing diluted net loss per common share for the nine-month period ended September 30, 2005 and CSEs of 939,444 and 775,000 were not included for the three- and nine-month periods ended September 30, 2004, respectively, because their effects were anti-dilutive in each case.
Note 7 — COMPREHENSIVE (LOSS) INCOME (Restated)
Total comprehensive (loss) income was $(970,000) and $(7,537,000), respectively, for the three- and nine-month periods ended September 30, 2005, and $1,186,000 and $1,064,000 respectively, for the three- and nine-month periods ended September 30, 2004. Total comprehensive (loss) income consists of net (loss) income and the unrealized gain or loss on the Corporation’s available-for-sale securities portfolio arising during the period.
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
Prior to the conversion of its subsidiary’s charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distributions on its trust preferred securities in January, March, July and September, 2005.
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

September 30, 2005
Allocated shares	55,328
Estimated shares committed to be released	20,025
Unreleased shares	198,047

Total ESOP shares	273,400

Fair value of unreleased shares	$2,953,000

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

As described in Note 2 above, SFAS 123R will require the Corporation to begin recognizing an expense in the amount of the grant-date fair value of outstanding and subsequently granted stock options beginning in 2006. The expense is required to be recognized over the vesting period of the options. The Corporation’s Board of Directors has approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. Management estimates that this immediate vesting will eliminate approximately $2.0 million of non-cash expense, net of taxes, that would otherwise be incurred in future periods. In conjunction with the Board’s approval of the full vesting, members of the Corporation’s senior management executive team announced that they will not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that will be vested effective November 15, 2005 is 803,342, of which 665,942 are held by directors and executive officers of the Corporation. Pro forma information relating to such options will continue to be presented under SFAS 123 and APB Opinion 25, as described below.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss):
As reported	$137	$(830)	$(6,876)	$1,462
Pro forma	(200)	(1,230)	(10,929)	557
Earnings (loss) per common share:
As reported	$.01	$(.05)	$(.49)	$.07
Pro forma	(.01)	(.07)	(.70)	.02
Diluted earnings (loss) per common share:
As reported	$.01	$(.05)	$(.49)	$.07
Pro forma	(.01)	(.07)	(.70)	.02
The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for:

	September 30
	2005	2004
Risk-free interest rate	4.33%	4.56%
Volatility factor	.44	.32
Weighted average life of options	7.00	3.50
Dividend yield	0.00	0.00

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
The net cumulative pre-tax effect of eliminating the fair value adjustment to the brokered CDs at September 30, 2005 is $160,000 (representing a $849,000 elimination of the fair value adjustment to the brokered CDs less a $689,000 adjustment to record the unamortized CD broker placement fees). The cumulative after-tax impact was a $101,000 reduction to retained earnings. Although these CD swaps cannot retrospectively qualify for hedge accounting under SFAS 133, there is no effect on cash flows for these changes, and the effectiveness of the CD swaps as economic hedge transactions has not been affected by these changes in accounting treatment. The increase to previously reported net loss and reduction in retained earnings did not cause either our or our subsidiary bank’s regulatory capital ratios to fall below the “well-capitalized” levels at the end of the period.
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

Our total assets were $1.376 billion at September 30, 2005, a decrease of $47 million, or 3.29%, from $1.423 billion as of December 31, 2004. Our total loans, net of unearned income, were $903 million at September 30, 2005, a decrease of $32 million, or 3.37%, from $935 million as of December 31, 2004. Our total deposits were $1.052 billion at September 30, 2005, a decrease of $15 million, or 1.40%, from $1.067 billion as of December 31, 2004. These declines reflect our strategy of deleveraging the balance sheet and focusing on deposit and loan mix realignment which management expects will improve net interest margin. Our total stockholders’ equity was $103.1 million at September 30, 2005, an increase of $2.6 million, or 2.62%, from $100.5 million as of December 31, 2004.
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
Results of Operations
Our net income for the three-month period ended September 30, 2005 (third quarter of 2005) was $137,000, compared to a net loss of $(830,000) for the three-month period ended September 30, 2004 (third quarter of 2004). Basic and diluted net income (loss) per common share was $.01 and $(.05), respectively, for the third quarters of 2005 and 2004, based on weighted average common shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .04% for the third quarter of 2005 compared to (.25)% for the third quarter of 2004. Return on average stockholders’ equity, on an annualized basis, was .54% for the third quarter of 2005 compared to (3.26)% for the third quarter of 2004.
The increase in our net income during the third quarter of 2005 compared to the third quarter of 2004 is the result of the $2.3 million loss on sale of loans recorded in the third quarter of 2004, partially offset by an increase in the provision for loan losses and a decline in the fair value of derivatives.
We incurred a $6.9 million net loss for the nine-month period ended September 30, 2005 (first nine months of 2005), compared to $1.5 million in net income for the nine-month period ended September 30, 2004 (first nine months of 2004). Net (loss) income per common share was $(.49) for the first nine months of 2005 compared to $.07 per common share for the first nine months of 2004. Return on average assets, on an annualized basis, was (.65)% for the first nine months of 2005 compared to .15% for the first nine months of 2004. Return on average stockholders’ equity, on an annualized basis, was (9.09)% for the first nine months of 2005 compared to 1.94% for the first nine months of 2004. Book value per share at September 30, 2005 was $5.22, compared to $5.31 as of December 31, 2004. Tangible book value per share at September 30, 2005 was $4.60, compared to $4.62 as of December 31, 2004.
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

	Three Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$931,598	$16,063	6.84%	$918,093	$14,244	6.17%
Investment securities
Taxable	253,960	2,919	4.56	206,422	2,270	4.37
Tax-exempt(2)	6,897	94	5.40	5,201	71	5.43

Total investment securities	260,857	3,013	4.58	211,623	2,341	4.40
Federal funds sold	18,904	163	3.42	9,435	32	1.35
Other investments	22,743	272	4.74	23,480	157	2.66

Total interest-earning assets	1,234,102	19,511	6.27	1,162,631	16,774	5.74
Noninterest-earning assets:
Cash and due from banks	34,991			26,906
Premises and equipment	55,849			58,309
Accrued interest and other assets	84,175			83,046
Allowance for loan losses	(12,368)			(20,433)

Total assets	$1,396,749			$1,310,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$362,520	2,094	2.29	$276,490	860	1.24
Savings deposits	25,178	9	0.14	29,081	10	0.14
Time deposits	579,977	5,243	3.59	588,166	3,989	2.70
Other borrowings	179,306	1,927	4.26	181,055	1,510	3.32
Subordinated debentures	31,959	732	9.09	31,959	653	8.13

Total interest-bearing liabilities	1,178,940	10,005	3.37	1,106,751	7,022	2.52
Noninterest-bearing liabilities:
Demand deposits	94,219			90,803
Accrued interest and other liabilities	22,112			11,661
Stockholders’ equity	101,478			101,244

Total liabilities and stockholders’ equity	$1,396,749			$1,310,459

Net interest income/net interest spread		9,506	2.90%		9,752	3.22%

Net yield on earning assets			3.06%			3.34%

Taxable equivalent adjustment:
Investment securities(2)		32			24

Net interest income		$9,474			$9,728

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
     The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on the changes in net interest income for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005 vs 2004 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,819	$1,602	$217
Interest on securities:
Taxable	649	103	546
Tax-exempt	23	—	23
Interest on federal funds	131	79	52
Interest on other investments	115	120	(5)

Total interest income	2,737	1,904	833

Expense from interest-bearing liabilities:
Interest on demand deposits	1,234	902	332
Interest on savings deposits	(1)	—	(1)
Interest on time deposits	1,254	1,310	(56)
Interest on other borrowings	417	432	(15)
Interest subordinated debentures	79	79	—

Total interest expense	2,983	2,723	260

Net interest income	$(246)	$(819)	$573

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Nine Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$943,550	$46,531	6.59%	$882,030	$41,502	6.29%
Investment securities:
Taxable	260,734	8,789	4.51	183,468	6,092	4.44
Tax-exempt(2)	6,716	271	5.39	3,109	133	5.71

Total investment securities	267,450	9,060	4.53	186,577	6,225	4.46
Federal funds sold	16,134	354	2.93	13,832	107	1.03
Other investments	23,551	769	4.37	36,534	553	2.02

Total interest-earning assets	1,250,685	56,714	6.06	1,118,973	48,387	5.78
Noninterest-earning assets:
Cash and due from banks	32,212			27,716
Premises and equipment	57,325			58,154
Accrued interest and other assets	83,712			81,650
Allowance for loan losses	(12,649)			(23,064)

Total assets	$1,411,285			$1,263,429

	Nine Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$333,912	4,849	1.94	$257,805	2,354	1.22
Savings deposits	26,812	30	0.15	29,487	34	0.15
Time deposits	614,288	15,032	3.27	570,182	11,253	2.64
Other borrowings	190,589	5,665	3.97	175,443	4,632	3.53
Subordinated debentures	31,959	2,116	8.85	31,959	1,905	7.96

Total interest-bearing liabilities	1,197,560	27,692	3.09	1,064,876	20,178	2.53
Noninterest-bearing liabilities:
Demand deposits	93,936			86,417
Accrued interest and other liabilities	18,636			11,500
Stockholders’ equity	101,153			100,636

Total liabilities and stockholders’ equity	$1,411,285			$1,263,429

Net interest income/net interest spread		29,022	2.97%		28,209	3.25%

Net yield on earning assets			3.10%			3.37%

Taxable equivalent adjustment:
Investment securities(2)		92			45

Net interest income		$28,930			$28,164

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of our interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005 vs 2004 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$5,029	$2,042	$2,987
Interest on securities:
Taxable	2,697	97	2,600
Tax-exempt	138	(9)	147
Interest on federal funds	247	227	20
Interest on other investments	216	466	(250)

Total interest income	8,327	2,823	5,504

Expense from interest-bearing liabilities:
Interest on demand deposits	2,495	1,663	832
Interest on savings deposits	(4)	—	(4)
Interest on time deposits	3,779	2,854	925
Interest on other borrowings	1,033	610	423
Interest subordinated debentures	211	211	—

Total interest expense	7,514	5,338	2,176

Net interest income	$813	$(2,515)	$3,328

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income decreased $792,000, or 29.0%, to $1.9 million for the third quarter of 2005 from $2.7 million for the third quarter of 2004. This decline is primarily due to a decline in fair value during the quarter of our derivatives (See Note 1 to the financial statements). Mortgage banking income increased $230,000, or 49.7%, to $693,000 in the third quarter of 2005 from $463,000 in the third quarter of 2004. This increase in mortgage banking income was offset by a decrease in service charges on deposits of $287,000 in the third quarter of 2005. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Service charges on deposit accounts increased $73,000, or 6.3%, in the third quarter of 2005 over second quarter of 2005.
Noninterest income increased $2.6 million, or 27.8%, to $11.9 million for the first nine months of 2005 from $9.3 million for the first nine months of 2004, primarily due to $5.0 million in insurance proceeds received in the second quarter of 2005, offset by losses we realized in 2005 on our investment portfolio compared to gains on the sale of investments and our Morris branch in 2004. The investment portfolio losses were realized primarily in the first quarter of 2005 as a result of a $50 million sale of bonds in the investment portfolio. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges on deposits decreased $797,000, or 18.5%, to $3.5 million in the first nine months of 2005 from $4.3 million in the first nine months of 2004. As discussed above, this decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Mortgage banking income increased $651,000, or 50.1%, to $1.9 million in the first nine months of 2005 from $1.3 million in the first nine months of 2004.
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
Income tax expense. Our income tax benefit was $264,000 for the third quarter of 2005, compared to an income tax benefit of $485,000 for the third quarter of 2004. We recognized an income tax benefit of $4.9 million for the first nine months of 2005, compared to $87,000 for the first nine months of 2004. The primary difference in the effective rate and the federal statutory rate (34%) for the three- and nine-month periods ended September 30, 2005 and 2004 is due to certain tax-exempt income from investments and insurance policies.
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
Financial Condition
Total assets were $1.376 billion at September 30, 2005, a decrease of $47 million, or 3.29%, from $1.423 billion as of December 31, 2004. Average total assets for the first nine months of 2005 totaled $1.411 billion, which was supported by average total liabilities of $1.310 billion and average total stockholders’ equity of $101 million.
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

2004. The following table details the distribution of our loan portfolio by category as of September 30, 2005 and December 31, 2004 (in thousands):
Distribution of Loans by Category

	September 30, 2005		December 31, 2004
		Percent		Percent
		of		of
	Amount	Total	Amount	Total
Commercial and industrial	$124,997	13.8%	$131,979	14.1%
Real estate — construction and land development	259,843	28.7	249,188	26.6
Real estate – mortgage
Single-family	235,233	26.0	250,718	26.8
Commercial	229,882	25.4	242,279	25.9
Other	28,164	3.1	25,745	2.7
Consumer	19,970	2.2	28,431	3.0
Other	6,604	.8	8,045	.9

Total loans	904,693	100.0%	936,385	100.0%

Unearned income	(1,295)		(1,517)
Allowance for loan losses	(12,024)		(12,543)

Net loans	$891,374		$922,325

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
Interest-bearing deposits totaled $961.2 million at September 30, 2005, a decrease of 1.7%, or $16.5 million, from $977.7 million at December 31, 2004. Our average interest-bearing deposits for the third quarter of 2005 totaled $967.7 million compared to $893.7 million for the third quarter of 2004, an increase of $73.9 million, or 8.3%. Interest-bearing deposits averaged $975.0 million for the first nine months of 2005 compared to $857.5 million for the first nine months of 2004, an increase of $117.5 million, or 13.7%.
The average rate paid on all interest-bearing deposits was 3.01% during the third quarter of 2005 compared to 2.16% for the third quarter of 2004 and 2.73% during the first nine months of 2005 compared to 2.12% for the first nine months of 2004. Of total interest-bearing deposits $690.8 million, or 72%, were in the Alabama branches while $270.4 million, or 28%, were in the Florida branches.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $146.1 million at September 30, 2005 and $156.1 million at December 31, 2004. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average rate of approximately 3.88% at September 30, 2005. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans. The FHLB has issued for the benefit of our banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit may be terminated January 6, 2006 upon sixty days’ prior notice; otherwise, it will automatically extend for a successive one-year term.
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
Prior to the conversion of our subsidiary’s charter to a federal savings bank charter, we were required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March, July and September 2005.
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
Summary of Loan Loss Experience

	Nine-Month
	Period Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,543	$25,174
Charge-offs:
Commercial and industrial	1,417	7,690
Real estate — construction and land development	354	765
Real estate — mortgage
Single-family	601	1,012
Commercial	1,131	5,820
Other	26	86
Consumer	631	1,881
Other	255	87

Total charge-offs	4,415	17,341
Recoveries:
Commercial and industrial	285	1,468
Real estate — construction and land development	36	4
Real estate — mortgage
Single-family	329	470
Commercial	135	737
Other	97	97
Consumer	211	549
Other	53	410

Total recoveries	1,146	3,735

Net charge-offs	3,269	13,606
Provision for loan losses	2,750	975

Allowance for loan losses at end of period	$12,024	$12,543

Loans at end of period, net of unearned income	$903,398	$934,868
Average loans, net of unearned income	943,550	894,406
Ratio of ending allowance to ending loans	1.33%	1.34%
Ratio of net charge-offs to average loans (1)	.46%	1.52%
Net charge-offs as a percentage of:
Provision for loan losses	118.87%	1395.49%
Allowance for loan losses (1)	36.35%	108.47%
Allowance for loan losses as a percentage of nonperforming loans	196.21%	169.36%

(1)	Annualized.

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
Nonperforming Assets

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual	$6,022	$6,344
Accruing loans 90 days or more delinquent	34	431
Restructured	72	631

Total nonperforming loans	6,128	7,406
Other real estate owned	2,156	4,906
Repossessed assets	—	103

Total nonperforming assets	$8,284	$12,415

Nonperforming loans as a percent of loans	.68%	.79%

Nonperforming assets as a percent of loans plus nonperforming assets	0.91%	1.32%

Loans past due 30 days or more, net of non-accruals, improved to .41% at September 30, 2005 from .88% at December 31, 2004.
The following is a summary of nonperforming loans by category for the dates shown:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial and industrial	$1,799	$2,445
Real estate — construction and land development	64	187
Real estate — mortgages
Single-family	2,070	2,060
Commercial	1,858	2,273
Other	107	183
Consumer	230	250
Other	—	8

Total nonperforming loans	$6,128	$7,406

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

	Outstanding	Specific
	Balance	Allowance
Commercial and industrial	$1,845	$658
Real estate — construction and land development	64	25
Real estate — mortgages
Commercial	2,687	868
Other	107	53

Total	$4,703	$1,604

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
Stockholders’ Equity. At September 30, 2005, total stockholders’ equity was $103.2 million, an increase of $2.7 million from $100.5 million at December 31, 2004. The increase in stockholders’ equity during the first nine months of 2005 resulted primarily from a net loss of $6.8 million and other comprehensive loss of $661,000 offset by issuance, vesting and forfeitures of restricted stock totaling $737,000 and additional net proceeds of $7.3 million resulting from the sale in January 2005 of 925,636 shares of our common stock at $8.17 per share, the then-current market price, to the new members of the management team and other investors in a private placement. Also, 276,984 stock options have been exercised for a total of $1.8 million in proceeds. As of September 30, 2005, we had 20,023,756 shares of common stock issued and 19,775,886 outstanding. As of September 30, 2005, there were 49,823 shares held in treasury at a cost of $341,000.
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

September 30, 2005
Allocated shares	55,328
Estimated shares committed to be released	20,025
Unreleased shares	198,047

Total ESOP shares	273,400

Fair value of unreleased shares	$2,953,000

Regulatory Capital. The table below represents our and our subsidiary’s regulatory and minimum regulatory capital requirements at September 30, 2005 (dollars in thousands):

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
Corporation	$126,629	11.81%	$85,798	8.00%	$107,248	10.00%
The Bank	124,114	11.76	84,427	8.00	105,534	10.00
Tier 1 Risk-Based Capital
Corporation	114,511	10.68	42,899	4.00	64,349	6.00
The Bank	112,090	10.62	42,214	4.00	63,321	6.00
Leverage Capital
Corporation	114,511	8.32	55,021	4.00	68,777	5.00
The Bank	112,090	8.22	54,556	4.00	68,196	5.00
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
We originally conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our then-serving Chief Financial Officer (“CFO”), as of September 30, 2005. Based upon the Evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.
In connection with the amendment to our financial statements described in the Introductory Note and Items 1 and 2 of this Amendment No. 1, we re-evaluated our disclosure controls and procedures as of September 30, 2005 and, in connection therewith, we identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations for certain derivative transactions, as described in the Introductory Note, and failure to correct that error subsequently. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously disclosed by the Corporation, the Corporation offered those of its continuing directors who had previously entered into Deferred Compensation Agreements with the Corporation the opportunity to receive shares of the Corporation’s common stock in full satisfaction of all benefits otherwise payable under such Deferred Compensation Agreements and in exchange for the termination of such Deferred Compensation Agreements. In that connection, the Corporation has agreed to issue to those continuing directors who elected to accept the Corporation’s offer an aggregate of 34,995 shares of common stock, to be issued as of July 30, 2005 and to be valued at $10.61 per share, the closing price per share of the Corporation’s common stock as reported on the NASDAQ National Market System on that date. The shares are being issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as an issuance of securities not involving any public offering. The shares issued to each participating director were based on the value of such director’s Deferral Account balance under the applicable Deferred Compensation Agreement. The termination of such agreements relieves the Corporation of an ongoing obligation to provide a variable deferred compensation benefit to such directors. The Corporation will receive no cash proceeds from the issuance of such shares.
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