Form 10-K
period 2005-12-31
BANC CORP
filed 2006-03-16
CIK 1065298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM____________ TO ____________

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [ ]    No [X]

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]    No [X]

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large accelerated filer [
]    Accelerated filer [X]    Non-accelerated filer [ ]

    Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act.)  Yes [ ]    No [X]

    The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 8, 2006, based on a closing price of $11.45 per share of Common Stock, was $196,669,436.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: the number of shares outstanding as of March 8, 2006, of the registrant's only issued and outstanding class of common stock, its $.001 per share par value common stock, was 20,053,130.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its 2006 annual meeting of stockholders that will be filed no later than April 30, 2006.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We are a Delaware-chartered thrift holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 26 locations in Alabama and the Florida panhandle through Superior Bank (formerly The Bank), our principal subsidiary. We had assets of approximately $1.415 billion, loans of approximately $963 million, deposits of approximately $1.044 billion and stockholders' equity of approximately $105 million at December 31, 2005. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-3600.

     We were founded in 1997 and completed our initial public offering in December 1998. Beginning in the fall of 1998, we grew through the acquisition of various financial institutions in Alabama and Florida. Our growth activities have most recently focused on increasing our market share in Alabama, especially in the Birmingham- and Huntsville-area markets, and in the eastern panhandle of Florida.

     In January 2005, we began the transition from our founding management team to a new senior management team composed of veteran bankers with a strong operational track record and a history of enhancing stockholder value. During the remainder of 2005, we completed that management transition. In addition, in November 2005 we converted our principal subsidiary, now known as Superior Bank, from an Alabama state-chartered bank to a federally chartered thrift under regulation by the Office of Thrift Supervision ("OTS"). We believe that this conversion will allow us greater flexibility in our operations, as well as allowing Superior Bank to operate under a single regulatory system rather than the dual federal/state regulatory system that had been applicable to it.

  RECENTLY ANNOUNCED MERGER AGREEMENT

     On March 6, 2006, we announced that we had signed a definitive agreement to merge with Kensington Bankshares, Inc. ("Kensington"). Kensington is the holding company for Kensington Bank, a Florida state bank with eight branches in the Tampa Bay area. Under the terms of the merger agreement, we will issue 1.6 shares of our common stock for each share of Kensington stock. Based on recent closing prices per share for our common stock, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on our share price at that time. The Tampa Bay area would be our largest market and has a higher projected population growth than any of our current banking markets. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

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

     Products and Services. Superior Bank provides a wide range of retail and small business services, including noninterest-bearing and interest-bearing checking, savings and money market accounts, negotiable order of withdrawal ("NOW") accounts, certificates of deposit and individual retirement accounts. In addition, Superior Bank offers an extensive array of real estate, consumer, small business and commercial real estate loan products. Other financial services include annuities, automated teller machines, debit cards, credit-related life and disability insurance, safety deposit boxes, internet banking, bill payment and telephone banking. Superior Bank attracts primary banking relationships through the customer-oriented service environment created by Superior Bank's personnel combined with competitive financial products.

     Market Areas. Currently, our primary markets are located in northern and central Alabama and the panhandle of Florida. Upon approval of our recently announced merger with Kensington, we will have established a presence in the Tampa, Florida area which will be larger than any of our current markets.

     We are headquartered in Birmingham, Alabama. We also have branches in:

          ALABAMA               FLORIDA
          -------               -------
Albertville     Andalusia     Altha
Boaz            Childersburg  Apalachicola
Decatur         Frisco City   Blountstown
Gadsden         Guntersville  Bristol
Huntsville      Kinston       Carrabelle
Madison         Monroeville   Mexico Beach
Mt. Olive       Opp           Port St. Joe
Rainbow City    Samson
Sylacauga       Warrior

     In addition to our branches, we operate loan production offices in Montgomery, Alabama, and Panama City and Tallahassee, Florida.

     Growth. Our future growth depends primarily on the expansion of the business of our primary wholly owned subsidiary, Superior Bank. That expansion will depend on internal growth and the opening of new branch offices in new and existing markets. Superior Bank also plans to engage in the strategic acquisition of other financial institutions and branches that have relatively high earnings and low-cost deposits or that we believe to have exceptional growth potential, such as the Kensington transaction described above. Our ability to increase profitability and grow internally depends primarily on our ability to attract and retain low-cost and core deposits coupled with the continued opportunity to generate high-yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, our ability to identify profitable, growing markets and branch locations within such markets, attract necessary deposits to operate such branches profitably and identify lending and investment opportunities within such markets.

     We periodically evaluate business combination opportunities and conduct discussions, due diligence activities and negotiations in connection with those opportunities. As a result, we may pursue business combination transactions involving cash, debt or equity securities from time to time. Any future business combination or series of business combinations that we might undertake may be material to our business, financial condition or results of operations in terms of assets acquired or liabilities assumed. Any future acquisition is subject to approval by the appropriate regulatory agencies. See "Supervision and Regulation."

LENDING ACTIVITIES

     General. We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2005 were $963.3 million, or 77.2% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

     The lending activities of Superior Bank are subject to the written underwriting standards and loan origination procedures established by Superior Bank's Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals, existing customers, walk-in customers and advertising. Loan applications are initially processed by loan officers who have approval authority up to designated limits.

     We use generally recognized loan underwriting criteria, and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2005, approximately 82% of our loan portfolio consisted of loans that had variable interest rates or matured within one year.

     We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process that includes senior management of Superior Bank and The Banc Corporation for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The level in our loan approval process at which a loan is approved depends on the size of the borrower's overall credit relationship with Superior Bank.

LOAN PORTFOLIO

     Real Estate Loans. Loans secured by real estate are a significant component of our loan portfolio, constituting $807.7 million, or 83.7% of total loans, at December 31, 2005. At that date, $243.2 million, or 25.2% of our total loan portfolio, consisted of single-family mortgage loans. Nonresidential mortgage loans include commercial and industrial loans. At December 31, 2005, $238.1 million, or 24.7% of our total loan portfolio, consisted of these loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with loan-to-value ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum loan-to-value ratio. For income-producing improved real estate, we underwrite the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum loan-to-value ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower's earnings and cash flow. Terms are typically three to five years and may have payments through the date of maturity based on a 15- to 30-year amortization schedule.

     We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2005, $326.4 million, or 33.8% of our total portfolio, consisted of such loans. Our construction lending is divided into three general categories: owner-occupied commercial buildings; income-producing improved real estate; and single-family residential construction. For construction loans related to income-producing properties, the underwriting criteria are the same as outlined in the preceding paragraph. For single-family residential construction, we underwrite the financial strength and reputation of the builder, factoring in the general state of the economy and interest rates and the location of the home, with an 85% maximum loan-to-value ratio. The majority of land development loans consists of loans to convert raw land into residential subdivisions.

     Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by eligible accounts receivable, inventory or equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 80% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans constituted $135.5 million, or 14.0% of our loan portfolio, at December 31, 2005. We also, from time to time, make unsecured commercial loans.

     Consumer Loans. Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans constituted $21.1 million, or 2.2% of our loan portfolio, at December 31, 2005. Consumer loans are underwritten based on the borrower's income, current debt, credit history and collateral.

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

DEPOSITS

     Core deposits are our principal source of funds, constituting approximately 66.9% of our total deposits as of December 31, 2005. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide Superior Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for Superior Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are approximately $345 million, or 33.1% of our deposits. Approximately $145 million consist of wholesale, or "brokered", certificates of deposits.

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

EMPLOYEES

     As of December 31, 2005, we employed approximately 348 full-time equivalent employees, primarily at Superior Bank. We believe that our employee relations have been and continue to be good.

SUPERVISION AND REGULATION

     General. The Banc Corporation, as a unitary savings and loan holding company, and Superior Bank, as a federal savings bank, are required by federal law to report to, and otherwise comply with the rules and regulations of, OTS. We are subject to extensive regulation, examination and supervision by OTS, as our primary federal regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), as the deposit insurer. We are a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the FDIC. We must file reports with OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. OTS conducts periodic examinations to test our safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to thrifts and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

     Holding Company Regulation. We are a nondiversified unitary savings and loan holding company within the meaning of such terms under federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that certain savings and loan holding companies may only engage in such activities. Since we became a savings and loan holding company in 2005, we are limited to such activities. Upon any non-supervisory acquisition by us of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by OTS, we would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, OTS has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

     A savings and loan holding company is prohibited from directly or indirectly acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company without prior written approval of OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire other institutions, OTS considers, among other things, the financial and managerial resources and future prospects of the institutions involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     Subject to certain exceptions, OTS may not approve any acquisition that would result in a multiple savings and loan holding company's controlling savings institutions in more than one state.

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations prescribe such restrictions on subsidiary savings institutions, as described below. Superior Bank must notify OTS

30 days before declaring any dividend to The Banc Corporation. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by OTS, and OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Change in Bank Control Act. Under the Federal Change in Bank Control Act, a notice must be submitted to OTS if any person, or group acting in concert, seeks to acquire "control" of a savings and loan holding company or a savings association. A change of control may occur, and prior notice may be required, upon the acquisition of more than 10% of our outstanding voting stock, unless OTS has found that the acquisition will not result in a change of control of The Banc Corporation. Under the Change in Bank Control Act, OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

     Regulation of Business Activities. The activities of thrifts are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which thrifts may engage. In particular, certain lending authority for thrifts, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the regulatory examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.

     The risk-based capital standard for savings institutions requires the maintenance of ratios of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital includes, among other things, common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries. The components of supplementary capital currently include, among other things, cumulative perpetual preferred stock, mandatory convertible securities, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, Superior Bank met each of its capital requirements.

     Prompt Corrective Regulatory Action. OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (less than 3% for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized", and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, OTS is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Superior Bank is a member of the Savings Association Insurance Fund. (The Savings Association Insurance Fund and the Bank Insurance Fund are scheduled to be merged by March 31, 2006.) The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Superior Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2005, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.385 basis points of assessable deposits.

     Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or OTS. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2005, Superior Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations, the total capital distributions (including the proposed capital distribution) for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like Superior Bank, it is a subsidiary of a holding company. In the event Superior Bank's capital fell below its regulatory requirements or OTS notified it that it was in need of increased supervision, Superior Bank's ability to make capital distributions could be restricted. In addition, OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if OTS determines that such distribution would constitute an unsafe or unsound practice.

     Transactions with Related Parties. Superior Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including The Banc Corporation and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits loans by The Banc Corporation and Superior Bank to their executive officers and directors. However, that act contains a specific exception for loans by financial institutions, such as Superior Bank, to its executive officers and directors in compliance with federal banking laws. Under such laws, Superior Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Superior Bank may make to insiders based, in part, on Superior Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Enforcement. OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to $5,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also established criminal penalties for certain violations.

     Federal Home Loan Bank System. Superior Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Superior Bank, as a member of the Federal Home Loan Bank System, is required to acquire and hold shares of capital stock in the applicable FHLB (Atlanta) in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the applicable FHLB, whichever is greater. Superior Bank was in compliance with this requirement at December 31, 2005, with an investment in FHLB stock of $11 million.

     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. Superior Bank complies with the foregoing requirements.

     Community Reinvestment Act. Superior Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage financial institutions to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the financial institutions. These regulations also provide for regulatory assessment of an institution's record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of an institution's performance under the CRA. In the case of a holding company involved in a proposed transaction, the CRA performance records of the banks involved are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Superior Bank has a satisfactory CRA rating from federal banking agencies.

     Confidentiality of Customer Information. Federal laws and regulations, including the Gramm-Leach-Bliley Act, require that financial institutions take certain steps to protect the security and confidentiality of customers' non-public personal information. Among other things, these regulations restrict the ability of financial institutions to share non-public customer information with non-affiliated third parties and require financial institutions to provide customers with information about their privacy policies. Superior Bank has procedures in place intended to comply with these requirements.

     Bank Secrecy Act. The Banc Corporation and Superior Bank are subject to the federal Bank Secrecy Act of 1970, as amended, which establishes requirements for recordkeeping and reporting by banks and other financial institutions designed to help identify the source, volume and movement of currency and monetary instruments into and out of the United States in order to help detect and prevent money laundering and other illegal activities. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees in such program, and to test the effectiveness of such program. Any failure to meet the requirements of the Bank Secrecy Act can involve substantial penalties and adverse regulatory action. We have adopted policies and procedures intended to comply with the requirements of the Bank Secrecy Act.

     USA Patriot Act. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), which, among other things, amends the Bank Secrecy Act. The USA Patriot Act strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. Among its provisions, the USA Patriot Act requires that regulated financial institutions:
(i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for any foreign correspondent banking relationships. We have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, Superior Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the

Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers.

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

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, especially the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of savings and loan holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.

AVAILABLE INFORMATION

     We maintain an Internet website at www.superiorbank.com. We make available free of charge through our website various reports that we file with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. From our home page at www.superiorbank.com, go to and click on "Investor Relations" and click on "SEC Filings" to access these reports.

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

ITEM 1A.  RISK FACTORS.

     Our business, and an investment in our securities, involves risks. The following summary describes factors we believe are material risks relating to our business and to the ownership of our securities. Our discussion of these risks contains forward-looking statements, and our actual results may differ materially from those anticipated by such forward-looking statements. In addition, or financial condition and results of operations, and the market price of our common stock, may be substantially affected by other risks, including risks we have not identified or that we may believe are immaterial or unlikely. This summary does not purport to describe all risks that might possibly affect our business, financial condition or results of operations or the market price of our common stock.

RISKS RELATING TO OUR BUSINESS

     If the interest payments we make on our deposits increase relative to our interest income, we may be less profitable. Our profitability depends to a large extent on Superior Bank's net interest income, which is the difference between income from interest-earning assets, such as loans we make and investment securities we hold, and interest we pay on deposits and our own borrowings. Our net interest income is affected not only by actions we take, but by changes in general interest rate levels and by other economic factors beyond our control. Our net interest income may be reduced if (i) more interest-earning assets than interest-bearing liabilities reprice or mature at a time when interest rates are declining, or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature at a time when interest rates are rising.

     In addition, we may be affected by changes in the difference between short- and long-term interest rates. For example, short-term deposits may be used to support longer-term loans. If the difference between short-and long-term interest rates becomes smaller, the spread between the rates we pay on deposits and borrowings and the rates we receive on loans we make could narrow significantly, decreasing our net interest income.

     Further, if market interest rates rise rapidly, interest rate adjustment caps may limit our ability to increase interest rates on adjustable-rate mortgage loans, but we may have to pay higher interest rates on deposits and borrowings. This could cause our net interest income to decrease.

     An increase in loan prepayments may adversely affect our profitability. The rate at which borrowers prepay loans is dependent on a number of factors outside our control, including changes in market interest rates, conditions in the housing and financial markets and general economic conditions. We cannot always accurately predict prepayment rates. If the prepayment rates with respect to our loans are greater than we anticipate, there may be a negative impact on our profitability because we may not be able to reinvest prepayment proceeds at rates comparable to those we received on the prepaid loans, particularly in a time of falling interest rates.

     If our allowance for loan losses is inadequate, our profitability will be reduced. We are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing such loans will be insufficient to ensure full repayment. Such credit risk is inherent in the lending business, and our failure to adequately assess such credit risk could have material adverse effect on our financial condition and results of operations. We evaluate the collectibility of our loan portfolio and review our evaluation on a regular basis, and we provide an allowance for loan losses that we believe is adequate based on various factors that we believe may affect the credit quality of our loans. However, there can be no assurance that actual loan losses will not exceed the allowance that we have established, as such allowance is adjusted from time to time.

     If our allowance for loan losses is inadequate for the actual losses we experience, there could be a material adverse effect on our results of operations. In addition, if as a result of our perception of adverse trends, we materially increase or allowance for loan losses in the future, such increase would also reduce our earnings.

     Events in our geographic markets could adversely affect us. Our business is concentrated in a limited number of markets in Alabama and Florida. Changes in general economic conditions and in the values of real estate in such geographic markets could have an adverse impact on our ability to achieve our loan and deposit growth targets and on our customers' ability to repay existing loans. In addition, natural disasters, such as hurricanes and tornadoes, in our geographic markets could adversely affect our business.

     We face substantial competition. There are numerous competitors in our geographic markets, including national, regional and local banks and thrifts and other financial services businesses, some of which have substantially greater resources, higher brand visibility and a wider geographic presence than we have. Some of these competitors may offer a greater range of services, more favorable pricing and greater customer convenience than we are able to. In addition, in some of our markets, there are a significant number of new banks and other financial institutions that have opened in the recent past or are expected to open in the near future, and such new competitors may also seek to exploit our markets and customer base. If we are unable to maintain and grow our market share in the face of such competition, our results of operations will be adversely affected.

     We are subject to extensive regulation. Our operations are subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. We are also subject to applicable regulations of the Federal Home Loan Bank. Regulation by these entities is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. We may incur substantial costs in complying with such regulations, and our failure to comply with them may expose us to substantial penalties.

     In addition, we are subject to numerous consumer protection laws and other laws relating to the operation of financial institutions. Our failure to comply with such laws could expose us to liability, which could have a material adverse effect on our results of operations.

     We may require additional capital to fund our growth plans. Our business strategy includes the expansion of our business through the development of new locations and through the acquisition of other financial institutions and, to the extent permitted by applicable law, complementary businesses as appropriate opportunities arise. In order to finance such growth and to maintain required regulatory capital levels, we may require additional capital in the future. There can be no assurance that such capital will be available upon favorable terms, or at all.

     We are dependent upon the services of our management team. Our operations and strategy are directed by our senior management team, most of whom have joined The Banc Corporation since January 2005. Any loss of the services of members of our management team could have a material adverse effect on our results of operations and our ability to implement our business strategy.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

     Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ National Market System. However, the average daily trading volume in our common stock is relatively small, typically under 50,000 shares per day and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

     Our ability to pay dividends is limited. Our ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. Our primary source of income is the payment of dividends from Superior Bank to us. Superior Bank, in turn, is likewise subject to regulatory requirements potentially limiting its ability to pay such dividends to us and by the need to maintain sufficient capital for its operations and obligations. Further, we are obligated, subject to regulatory limitations, to make periodic distributions on our trust preferred securities, which reduces the income that might otherwise be available to pay dividends on our common stock. Thus, there can be no assurance that we will pay dividends to our common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance that such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.

     The market price of our common stock has risen significantly in a relatively short period of time. The market price of our common stock, as reported on the NASDAQ National Market System, increased by approximately 32% between December 31, 2004 and December 31, 2005. We believe that this increase resulted in part from investors' perception as to the ability of our new senior management team to execute our business strategy and enhance stockholder value. There can be no assurance that the market price of our common stock will remain at or near its current level, which is substantially above historic trading prices prior to 2005.

     Use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders. When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of our existing stockholders (see "Recently Announced Merger Agreement" above).

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, The Banc Corporation and Superior Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. The Banc Corporation and Superior Bank collectively own 15 condominium Units. This space includes a branch of Superior Bank, various administrative offices, operations facilities and our headquarters. Four Units are owned by third parties. We have leased or are pursuing the lease of certain Units (or parts thereof) not currently needed for our operations.

     We operate through facilities at 29 locations. We own 23 of these facilities and lease 6 of these facilities.. Rental expense on the leased properties totaled approximately $290,000 in 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

     Our common stock trades on NASDAQ National Market System under the ticker symbol "TBNC". As of March 8, 2006, there were approximately 849 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices:

                                                               HIGH     LOW
                                                              ------   ------
2004
First Quarter...............................................  $ 8.77   $ 7.14
Second Quarter..............................................    7.56     6.25
Third Quarter...............................................    7.04     6.13
Fourth Quarter..............................................    8.74     6.93
2005
First Quarter...............................................  $11.25   $ 8.00
Second Quarter..............................................   10.85     9.25
Third Quarter...............................................   10.91    10.34
Fourth Quarter..............................................   12.00    10.49
2006
First Quarter (through March 13, 2006)......................  $11.85   $10.70

     On March 13, 2006, the last reported sale price for the common stock was $11.62 per share.

DIVIDENDS

     Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to us by our subsidiaries. There are certain restrictions that limit Superior Bank's ability to pay dividends to us and, in turn, our ability to pay dividends. Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.

     We paid dividends on our preferred stock aggregating $4.92 per preferred share in 2005. All of our preferred stock was converted into common stock effective June 30, 2005. We do not currently pay dividends on our common stock, but expect to evaluate our common stock dividend policy from time to time as circumstances indicate, subject to applicable regulatory restrictions. The restrictions that may limit our ability to pay dividends are discussed in this Report in Item 1 under the heading "Supervision and Regulation -- Limitations on Capital Distributions."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See "Item 8. The Banc Corporation and Subsidiaries Consolidated Financial Statements."

                                                                     AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                              2005         2004         2003         2002         2001
                                                           ----------   ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED STATEMENT OF FINANCIAL CONDITION DATA:
Total assets.............................................  $1,415,469   $1,423,128   $1,171,626   $1,406,800   $1,207,397
Loans, net of unearned income............................     963,253      934,868      856,941    1,138,537      999,156
Allowance for loan losses................................      12,011       12,543       25,174       27,766       12,546
Investment securities....................................     242,595      288,308      141,601       73,125       68,847
Deposits.................................................   1,043,695    1,067,206      889,935    1,107,798      952,235
Advances from FHLB and other borrowings..................     214,496      205,546      131,919      174,922      135,900
Notes payable............................................       3,755        3,965        1,925           --           --
Junior subordinated debentures owed to unconsolidated
 trusts..................................................      31,959       31,959       31,959       31,959       31,959
Stockholders' Equity.....................................     105,065      100,539      100,122       76,541       76,853
SELECTED STATEMENT OF INCOME DATA:
Interest income..........................................  $   77,280   $   66,160   $   76,213   $   88,548   $   90,418
Interest expense.........................................      38,255       28,123       33,487       40,510       50,585
                                                           ----------   ----------   ----------   ----------   ----------
 Net interest income.....................................      39,025       38,037       42,726       48,038       39,833
Provision for loan losses................................       3,500          975       20,975       51,852        7,454
Noninterest income.......................................       9,583       10,527       14,592       15,123        9,773
Gain on sale of branches.................................          --          739       48,264           --           --
Insurance Proceeds.......................................       5,114           --           --           --           --
Prepayment penalty -- FHLB advances......................          --           --        2,532           --           --
Loss on sale of loans....................................          --        2,293           --           --           --
Management separation costs..............................      15,467           --           --           --           --
Noninterest expense......................................      45,153       45,644       55,398       42,669       38,497
                                                           ----------   ----------   ----------   ----------   ----------
 (Loss) income before income taxes(benefit)..............     (10,398)         391       26,677      (31,360)       3,655
Income tax (benefit) expense.............................      (4,612)        (796)       9,178      (12,959)         966
                                                           ----------   ----------   ----------   ----------   ----------
 Net (loss) income.......................................      (5,786)       1,187       17,499      (18,401)       2,689
Preferred stock dividends................................         305          446          219           --           --
Effect of early conversion of preferred stock............       2,006           --           --           --           --
                                                           ----------   ----------   ----------   ----------   ----------
 Net (loss)income applicable to common stockholders......  $   (8,097)  $      741   $   17,280   $  (18,401)  $    2,689
                                                           ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
Net (loss) income -- basic...............................  $    (0.42)  $     0.04   $     0.99   $    (1.09)  $     0.19
                -- diluted(1)............................  $    (0.42)  $     0.04   $     0.95   $    (1.09)  $     0.19
Weighted average shares outstanding -- basic.............      19,154       17,583       17,492       16,829       14,272
Weighted average shares outstanding -- diluted(1)........      19,154       17,815       18,137       16,829       14,302
Book value at period end.................................  $     5.26   $     5.31   $     5.31   $     4.35   $     5.41
Tangible book value per share............................  $     4.65   $     4.62   $     4.59   $     3.59   $     4.98
Preferred shares outstanding at period end...............          --           62           62           --           --
Common shares outstanding at period end..................      19,980       17,750       17,695       17,605       14,217
PERFORMANCE RATIOS AND OTHER DATA:
Return on average assets.................................       (0.41)%       0.09%        1.29%       (1.36)%       0.23%
Return on average stockholders' equity...................       (5.68)        1.18        19.08       (19.89)        3.53
Net interest margin(2)(3)................................        3.14         3.31         3.50         3.93         3.83
Net interest spread(3)(4)................................        3.00         3.20         3.35         3.70         3.43
Noninterest income to average assets(5)..................        0.77         0.82         1.03          .99         0.73
Noninterest expense to average assets(6).................        3.19         3.52         4.07         3.15         3.34
Efficiency ratio(7)......................................       87.99        91.72       100.09        67.85        80.56
Average loan to average deposit ratio....................       88.82        92.16       100.69       105.35       100.40
Average interest-earning assets to average interest
 bearing liabilities.....................................      104.58       104.88       105.82       107.04       108.26
ASSETS QUALITY RATIOS:
Allowance for loan losses to nonperforming loans.........      252.76%      169.36%       78.59%      105.00%      100.99%
Allowance for loan losses to loans, net of unearned
 income..................................................        1.25         1.34         2.94         2.44         1.26
Nonperforming assets("NPA") to loans plus NPA's, net of
 unearned income.........................................        0.68         1.32         4.41         2.53         1.70
Nonaccrual loans to loans, net of unearned income........        0.47         0.68         3.46         2.17         0.79
Net loan charge-offs to average loans....................        0.43         1.52         2.21         3.35         0.42
Net loan charge-offs as a percentage of:
 Provision for loan losses...............................      115.20     1,395.49       111.87        72.69        51.88
 Allowance for loan losses...............................       33.57       108.47        93.21       135.74        30.82
CAPITAL RATIOS:
Tier 1 risk-based capital ratio..........................       10.15%       10.05%       12.60%        6.51%        9.44%
Total risk-based capital ratio...........................       11.08        11.51        14.07         8.83        11.41
Leverage ratio...........................................        8.30         7.98         9.72         3.70         7.92

---------------

(1)- Common stock equivalents of 287,000, 775,000, and 1,002,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2002, 2004 and 2005, respectively, because their effects were antidilutive.
(2)- Net interest income divided by average earning assets.
(3)- Calculated on a taxable equivalent basis.
(4)- Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)- Noninterest income has been adjusted for certain nonrecurring items such as gain on sale of branches, insurance proceeds, change in fair value of derivatives and investment security gains (losses).
(6)- Noninterest expense has been adjusted for certain nonrecurring items such as loss on sale of assets and management separation costs.
(7)- Efficiency ratio is calculated by dividing noninterest expense, adjusted for management separation costs, losses on other real estate and the loss on sale of assets, by noninterest income, adjusted for gain on sale of branches, insurance proceeds, changes in fair values of derivatives and investment security gains (losses), plus net interest income on a fully taxable equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

OVERVIEW

     Our principal subsidiary is Superior Bank (the "Bank"), which has since November 1, 2005 been chartered as a federal savings bank. Prior to that date, the Bank operated as "The Bank" under an Alabama state banking charter. The Bank is headquartered in Birmingham, Alabama and operates 26 banking offices and three loan production offices in Alabama and the panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II ("TBC Capital II"), a Connecticut statutory trust, TBC Capital Statutory Trust III ("TBC Capital III"), a Delaware business trust, and Morris Avenue Management Group, Inc. ("MAMG"), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by the Bank.

     Our historical results reflect the effects of a number of acquisitions and divestitures, which affect the comparability of our results from period to period. During 1998 and 1999, we acquired several banking organizations, which contributed significantly to our early development. During the fourth quarter of 1998, Commerce Bank of Alabama, Inc. and the banking subsidiaries of Commercial Bancshares of Roanoke, Inc., City National Corporation and First Citizens Bancorp, Inc. were merged with and into the Bank. Emerald Coast Bank became our subsidiary in February 1999, as a result of our merger with Emerald Coast Bancshares, Inc. C&L Bank became our subsidiary in June 1999 as a result of our acquisitions of C&L Bank of Blountstown and C&L Banking Corporation and its bank subsidiary, C&L Bank of Bristol. The banking subsidiary of BankersTrust of Alabama, Inc., was merged into the Bank in July 1999. The Bank also acquired three new branches in Southeast Alabama in November of 1999. In June 2000, Emerald Coast Bank and C&L Bank merged into the Bank. During March 2002, Citizens Federal Savings Bank of Port St. Joe, the banking subsidiary of CF Bancshares, Inc., was merged into the Bank in connection with our acquisition of CF Bancshares, Inc.

     In March 2003, we sold our branch in Roanoke, Alabama, which had assets of approximately $9.8 million and liabilities of $44.7 million. We realized a $2.3 million pre-tax gain on the sale. In August 2003, we sold seven branches of the Bank, serving the markets from Destin to Panama City, Florida for a $46.8 million deposit premium. These branches had assets of approximately $234.0 million and liabilities of $209.0 million. We realized a $46.0 million pre-tax gain on the sale. On February 6, 2004, we sold our Morris, Alabama branch, which had assets of approximately $1.0 million and liabilities of $8.2 million, for a $739,000 pre-tax gain. Because of the impact of these sales on our interest-bearing deposits and our loan portfolio, as well as the impact of the gains on sale on our net income, there are variations in the comparability between 2004 and 2003 of our financial position and results of operations. Where appropriate, we have tried to quantify these effects in the discussion that follows.

     In January 2004, we transferred the majority of our nonperforming loans and approximately $7.0 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred along with the related allowance for loan loss of $9.8 million. As of December 31, 2005, the balance of these loans totaled only $2.3 million. In September 2004 the Bank sold approximately $32.0 million, before allowance for loan losses, of certain nonperforming loans and other classified performing loans resulting in a pre-tax loss of $2.3 million. Prior to the sale, approximately $6.9 million related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6.9 million in allowance for loan losses associated with these loans had been provided in previous periods. Management is pursuing appropriate collection efforts on the remaining loans.

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

     During 2005, our net interest income increased by 2.6% primarily due to an increase in average interest-earning assets. The increase in our interest-earning assets resulted primarily from an overall increase in the average volume of our loan and securities portfolios. During 2005 we also began a strategy of realigning our loan and deposit mix and deleveraging our balance sheet by reducing brokered certificates of deposits and repurchase agreements.

     Service charges and fees were down 9.9% in 2005 from 2004 due to a decline in deposit accounts. This trend began to reverse during the third quarter of 2005 as we increased the number of customer accounts. Mortgage banking income increased 53.7% in 2005 due to an increase in the volume of mortgage loan originations throughout the year.

     In the second quarter of 2005, we received $5.0 million (approximately $3.2 million after-tax, or $.17 per common share) to resolve our insurance claims relating to fraud losses which occurred in previous periods.

     In the first and second quarters of 2005, we entered into a series of agreements with certain members of executive management to cease their employment (see Note 26 to the Consolidated Financial Statements and "Recent Developments," below). In connection with these transactions, we recognized pre-tax expenses of $15.5 million for the year ended December 31, 2005. At December 31, 2005, we had $1.2 million of accrued liabilities related to these agreements.

     All other noninterest expenses including salaries and benefits and occupancy expenses remained relatively flat in 2005 compared to 2004. Several initiatives were implemented to control costs in 2005, such as a reduction in force, the termination or buyout of various deferred compensation agreements and tighter spending controls.

     Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. (See "Critical Accounting Estimates" below) For 2005 our provision for loan losses totaled $3.5 million and our net charge-offs totaled $4.0 million. As of December 31, 2005 our allowance for loan losses was $12.0 million, or 1.25% of loans, net of unearned income.

     In the first quarter of 2005, we announced that we had entered into a series of executive management change agreements (see Note 26 to the Consolidated Financial Statements and "Recent Developments," below). These agreements set forth the employment of C. Stanley Bailey as our Chief Executive Officer and a director and chairman of the Bank, C. Marvin Scott as our President and President of the Bank, and Rick D. Gardner as our Chief Operating Officer and Chief Operating Officer of the Bank. These agreements also provided for the purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of common stock of the Corporation at $8.17 per share or $7.3 million, net of issuance costs.

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

  Allowance for Loan Losses

     Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, our regulators, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates.

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

RECENT DEVELOPMENTS

     On March 6, 2006 we announced that we had signed a merger agreement with Kensington Bankshares, Inc. (see "Recently Announced Merger Agreement" under
Item 1 above).

     On June 17, 2005, the Bank filed an application to change its charter to a federal savings bank charter under the Office of Thrift Supervision. The application was accepted and the charter conversion became effective November 1, 2005. Through October 31, 2005, the Bank was regulated by the Alabama Banking Department and the Federal Reserve.

     On January 24, 2005, we announced that we had entered into a series of agreements setting forth

     - The employment of C. Stanley Bailey as Chief Executive Officer and a director of The Banc Corporation and chairman of the Bank, C. Marvin Scott as President of The Banc Corporation and the Bank, and Rick D. Gardner as Chief Operating Officer of The Banc Corporation and the Bank;

     - The purchase by Mr. Bailey, Mr. Scott and Mr. Gardner, along with other investors, of 925,636 shares of our common stock at $8.17 per share in a private placement consummated simultaneously with the employment of Mr. Bailey, Mr. Scott and Mr. Gardner; and

     - Arrangements under which James A. Taylor would continue to serve as Chairman of the Board of The Banc Corporation and James A. Taylor, Jr. would continue to serve as a director of The Banc Corporation, but would cease to serve as Chief Executive Officer and President, respectively, of The Banc Corporation and as officers and directors of the Bank.

     Our employment agreement with Mr. Taylor entitled him to certain payments based on his then current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered our obligations to make such payments to Mr. Taylor. On January 24, 2005, we entered into an agreement with Mr. Taylor pursuant to which, in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor $3,940,155 on January 24, 2005 and $3,152,124 in December 2005, and will pay $788,031 by January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. Our obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

     Our employment agreement with Mr. Taylor, Jr. entitled him to certain payments based on his then current compensation upon the occurrence of specified circumstances, and gave him the option to demand the discounted present value of such payments in a lump sum. The transactions described above would have triggered our obligations to make such payments to Mr. Taylor, Jr.. On January 24, 2005, we entered into an agreement with Mr. Taylor, Jr. pursuant to which, in lieu of the payments to which he would have been entitled under his employment agreement, we paid to Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. Our obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr. Mr. Taylor, Jr. resigned all positions with the Corporation in September 2005.

     Under Mr. Bailey's, Mr. Scott's and Mr. Gardner's respective employment agreements, we are obligated to grant, and have granted as of January 24, 2005, options to acquire 711,970 shares of common stock to Mr. Bailey, 355,985 shares to Mr. Scott, and 355,985 shares to Mr. Gardner, for a total of 1,423,940 each at an exercise price of $8.17 per share. Such options have a ten-year term and are fully vested as of December 31, 2005 (see Note 11 to the Consolidated Financial Statements).

     On July 21, 2005, we announced that we had bought out the employment contracts of the Chief Financial Officer and the General Counsel, effective June 30, 2005. Under these agreements, in lieu of the payments to which they would have been entitled under their employment agreements, we paid a total of $2,392,343 on July 22, 2005. In addition, these officers became fully vested in stock options and restricted stock previously granted to them and in benefits under their deferred compensation agreements.

     We have recently amended our Form 10-Qs for the first, second and third quarters of 2005 due to inaccuracies in the Initial Form 10-Qs related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In 2005 and prior years, we entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of our brokered certificates of deposit. From the inception of the hedging program, we applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps which allowed us to assume no ineffectiveness in these transactions (the so-called "short-cut" method). We have recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Therefore any gains and losses attributable to the change in fair value are recognized in earnings during the period of change in fair value. Our determination that such swaps did not qualify for hedge accounting under SFAS 133 did not have a material effect on our reported results of operations for the year ending December 31, 2004 or for prior periods, and thus we have not restated or amended such previously reported results for periods ending on or prior to December 31, 2004.

RESULTS OF OPERATIONS

  Year Ended December 31, 2005, Compared with Year Ended December 31, 2004

     Our net loss for the year ended December 31, 2005 was $5.8 million, compared to net income of $1.2 million for the year ended December 31, 2004. Net loss available to common stockholders was $8.1 million for the year ended December 31, 2005, compared to net income of $741,000 for the year ended December 31, 2004. Our basic and diluted net (loss) income per common share was $(.42) for the year ended December 31 2005, compared to $.04 per common share for the year ended December 31, 2004. Our return on average assets was (.41)% in 2005, compared to .09% in 2004. Our return on average stockholders' equity was (5.68)% in 2005, compared to 1.18% in 2004. Our book value per common share at December 31, 2005 and 2004 was $5.26 and $5.31, respectively, and our tangible book value per common share at December 31, 2005 increased to $4.65 at December 31, 2005 from $4.62 as of December 31, 2004. Average equity to average assets decreased to 7.26% in 2005 from 7.78% in 2004.

     The decrease in earnings for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily the result of an increase in the provision for loan losses, as more fully discussed below, and the management separation costs described under "Recent Developments" above.

     Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $1.0 million, or 2.6%, to $39.0 million for the year ended December 31, 2005 from $38.0 million for the year ended December 31, 2004. This was due to an increase in interest income of $11.1 million, or 16.8%, offset by a increase in total interest expense of $10.1 million, or 36.0%. This increase in total interest income was attributable to a $7.7 million, or 13.7%, increase in interest income on loans as a result of a $52.8 million increase in average loans, and a $2.8 million, or 31.7%, increase in interest income on investment securities as a result of a $54.7 million increase in average investment securities for the year.

     The increases in interest income were offset by a $8.7 million, or 45.5%, increase in interest expense on deposits and a $1.4 million, or 15.7%, increase in interest expense on other borrowings. While average interest-bearing deposits increased $91.1 million, or 10.3%, and average other borrowings increased $4.2 million, or 2.0%, the increase in interest expense is primarily attributable to a 65-basis point increase in the average interest rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.21% for the year ended December 31, 2005, compared to 2.56% for the year ended December 31, 2004. This increase was due primarily to higher average rates paid on all deposits.

     Our net interest spread and net interest margin were 3.00% and 3.14%, respectively, for the year ended December 31, 2005, compared to 3.20% and 3.31%, respectively, for the year ended December 31, 2004.

     Our average interest-earning assets for the year ended December 31, 2005 increased $96.5 million, or 8.4%, to $1.247 billion from $1.150 billion for the year ended December 31, 2004. This increase in our average interest-earning assets was due primarily to increased loan production and increased investment securities. Average interest-bearing liabilities increased $95.3 million, or 8.7%, to $1.192 billion from $1.097 billion for the year ended December 31, 2004. The increase in average interest-bearing liabilities is primarily due to an increase in interest-bearing demand accounts, which is part of our strategy to improve our deposit mix. The ratio of our average interest-earning assets to average interest-bearing liabilities was 104.6% and 104.9% for the years ended December 31, 2005 and 2004, respectively. Our average interest-bearing assets produced a taxable equivalent yield of 6.21% for the year ended December 31, 2005, compared to 5.76% for the year ended December 31, 2004. The 45-basis point increase in the yield was offset by a 65-basis point increase in the average rate paid on interest-bearing liabilities.

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

     The provision for loan losses was $3.5 million for the year ended December 31, 2005, an increase of $2.5 million in comparison to $975,000 in 2004. This increase can be attributed primarily to the reassessment of collateral values on certain nonperforming commercial credits and the settlement of a disputed collateral lien. These items accounted for approximately $2.3 million of the total increase in provision and represented 66.0% of the total net charge-off activity for the year. It should be noted that the provision expense for 2004 was unusually low due to the sale of approximately $32.0 million in certain classified loans and significant recoveries of charged-off loans of $3.7 million. Also, nonperforming loans decreased significantly, to .49% of loans at December 31, 2005 from .79% at December 31, 2004. During 2005, we had net charged-off loans totaling $4.0 million, compared to net charged-off loans of $13.6 million for 2004. The ratio of net charged-off loans to average loans was ..43% for 2005 compared to 1.52% for 2004. The allowance for loan losses totaled $12.0 million, or 1.25% of loans, net of unearned income, at December 31, 2005, compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Noninterest income increased $3.4 million, or 30.5%, to $14.7 million in 2005 from $11.3 million in 2004. This increase is primarily due to insurance proceeds of $5.1 million and was partially offset by $1.3 million in losses on the sale of available-for-sale securities and changes in the fair values of derivatives (see Note 1 to the Consolidated Financial Statements). The investment portfolio losses were realized primarily in the first quarter of 2005 as a result of a $50 million sale of bonds in the investment portfolio. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale.

     Income from mortgage banking operations for the year ended December 31, 2005 increased $894,000, or 53.7%, to $2.6 million in 2005 from $1.7 million in 2004. This increase is due to increased origination activity during 2005. Income from customer service charges and fees decreased $517,000, or 9.9%, to $4.7 million in 2005 from $5.2 million in 2004. This decrease is primarily due to a loss of transaction accounts from 2004 to 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Service charges on deposit accounts increased $131,000, or 5.75%, in the last six-month period of 2005 over the first six-month period of 2005. Other noninterest income was $3.6 million, a decrease of $122,000, or 3.3%, from $3.7 million in 2004. This decrease is primarily the result of a decline in the amount earned on the cash surrender value of life insurance.

     Noninterest expense increased $12.7 million, or 26.4%, to $60.6 million in 2005 from $47.9 million in 2004, primarily due to the management separation costs of $15.5 million incurred in the first six months of 2005. Salaries and employee benefits decreased $377,000, or 1.6%, to $23.1 million in 2005 compared to $23.5 million in 2004. This decrease is primarily the result of a reduction in force which occurred during the second and third quarters of 2005, partially offset by the recruitment of several new revenue-producing bankers.

     All other noninterest expenses remained flat, at $22.0 million in 2005 compared to $22.2 million in 2004, as the new executive management team implemented certain cost control measures. See Note 19 to the Consolidated Financial Statements for more detail on the components of our noninterest expenses.

     Our income tax benefit was $4.6 million in 2005, compared to $796,000 in 2004. The primary difference in the effective tax rate and the federal statutory rate of 34% for 2005 is due to the effect of certain tax-exempt interest and the increase in the cash surrender value of life insurance. (See Note 13 to the Consolidated Financial Statements)

     Our federal and state income tax returns for the years 2000 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We have received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of one of the Bank's subsidiaries. We believe adequate provision for income taxes has been recorded for all years open for review and intend to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from our current assessment of the proposed adjustments, our effective tax rate in any given financial reporting period may be materially different from our current effective tax rate.

     Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We believe that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. We evaluate quarterly the realizability of the deferred tax assets and, if necessary, adjust any valuation allowance accordingly.

  Year Ended December 31, 2004, Compared with Year Ended December 31, 2003

     Our net income for the year ended December 31, 2004 was $1.2 million, compared to $17.5 million for the year ended December 31, 2003. Net income available to common stockholders was $741,000 for the year ended December 31, 2004, compared to $17.3 million for the year ended December 31, 2003. Our basic and diluted net income per common share was $.04 for the year ended December 31, 2004, compared to $.99 (basic) and $.95 (diluted) per common share for the year ended December 31, 2003. Our return on average assets was .09% in 2004, compared to 1.29% in 2003. Our return on average stockholders' equity was 1.18% in 2004, compared to 19.08% in 2003. Our book value per common share at December 31, 2004 and 2003 was $5.31 and our tangible book value per common share at December 31, 2004 increased to $4.62 from $4.59 as of December 31, 2003. Average equity to average assets increased to 7.78% in 2004 from 6.74% in 2003.

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

     Net interest income decreased $4.7 million, or 11.0%, to $38.0 million for the year ended December 31, 2004 from $42.7 million for the year ended December 31, 2003. This was due to a decrease in interest income of $10.1 million, or 13.2%, offset by a decrease in total interest expense of $5.4 million, or 16.0%. This decrease in total interest income was primarily attributable to a $15.2 million, or 21.2%, decrease in interest income on loans as a result of a $169.0 million decline in the average volume of our loan portfolio due to the sale of certain branches in 2003. This decrease was offset by a $5.2 million, or 140.7%, increase in interest income on taxable investment securities. Our average investment security portfolio increased $110.4 million, or 118.1%.

     The decline in total interest expense is primarily attributable to a 34-basis point decline in the average interest rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.56% for the year ended December 31, 2004, compared to 2.90% for the year ended December 31, 2003. This decline was due primarily to a decline in the average rates paid on FHLB advances and time deposits. Our net interest spread and net interest margin were 3.20% and 3.31%, respectively, for the year ended December 31, 2004, compared to 3.35% and 3.50%, respectively, for the year ended December 31, 2003.

     Our average interest-earning assets for the year ended December 31, 2004 decreased $71.4 million, or 5.8%, to $1.150 billion from $1.222 billion for the year ended December 31, 2003. This decline in our average interest-earning assets was due to the sale of our Emerald Coast branches in the third quarter of 2003. The ratio of our average interest-earning assets to average interest-bearing liabilities was 104.9% and 105.8% for the years ended December 31, 2004 and 2003, respectively. Our average interest-bearing assets produced a taxable equivalent yield of 5.76% for the year ended December 31, 2004 compared to 6.25% for the year ended December 31, 2003. The 49-basis point decline in the yield was partially offset by a 34-basis point decline in the average rate paid on interest-bearing liabilities.

     The provision for loan losses was $975,000 for the year ended December 31, 2004, compared to $21.0 million in 2003. This decline in provision is the result of several factors, including the collection of certain classified loans totaling approximately $6.0 million in the first quarter of 2004; significant recoveries of charged-off loans totaling $3.7 million for 2004; adjustments to the risk factors related to 1-4 family residential loans in the second quarter of 2004; and a $101.3 million net increase in real estate construction loans, which carry a lower historical loss allocation. In addition, approximately 25% of our net loan growth for the year is related to a single credit with a very low risk rating that was originated in the second quarter and was fully secured by marketable securities. Also, nonperforming loans decreased significantly, to ..79% of loans at December 31, 2004 from 3.74% at December 31, 2003. During 2004, we had net charged-off loans totaling $13.6 million, compared to net charged-off loans of $23.5 million for 2003. Approximately $6.9 million of loans charged off or partially charged off in the third quarter of 2004 were included as part of the loan sale in September 2004. The net amount of charged-off loans for 2004 was covered by specific and standard allocations of allowance for loan losses which had been provided in previous periods. The ratio of net charged-off loans to average loans was 1.52% for 2004 compared to 2.21% for 2003. The allowance for loan losses totaled $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004 compared to $25.2 million, or 2.94% of loans, net of unearned income, at December 31, 2003. See "Financial Condition -- Allowance for Loan Losses" for additional discussion.

     Noninterest income decreased $51.6 million, or 82.1%, to $11.3 million in 2004 from $62.9 million in 2003. This decrease is primarily due to the gains on sales of branches of $48.3 million in 2003 and was partially offset by a $739,000 gain we realized on the sale of our Morris branch during 2004. Income from mortgage banking operations for the year ended December 31, 2004 decreased $2.4 million, or 58.8%, to $1.7 million in 2004 from $4.1 million in 2003. Income from customer service charges and fees decreased $610,000, or 10.5%, to $5.2 million in 2004 from $5.8 million in 2003. Other noninterest income was $3.7 million, a decrease of $423,000, or 10.2%, from $4.2 million in 2003. The decline in service charges is related to the decline in deposit accounts, which resulted from the sale of certain branches during 2003. The decline in mortgage banking income is the result of the lessening demand for refinancing that occurred in 2004 and the sale of the Emerald Coast branches.

     We realized net losses on the sale or write-down of investment securities of $74,000 in 2004 compared to net gains of $588,000 in 2003. During the fourth quarter of 2004, we realized an "other-than-temporary" non-cash, non-operating impairment charge of $507,000 related to certain Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") preferred stock that we carry in our available-for-sale investment portfolio. The net effect of this impairment charge after tax was $320,000, or $.02 per common share. Because any unrealized losses on securities carried in the available-for-sale portfolio are recorded as other comprehensive losses, approximately $250,000 of this loss, net of tax effect, had been charged to stockholders' equity in previous periods. These securities are high-yielding investment grade securities that are widely held by other financial institutions, but in light of certain events at these agencies management determined that these unrealized market losses were other-than-temporary under generally accepted accounting principles.

     Noninterest expense decreased $10.0 million, or 17.3%, to $47.9 million in 2004 from $57.9 million in 2003. Salaries and employee benefits decreased $6.0 million, or 20.3%, to $23.5 million in 2004 compared to $29.5 million in 2003, primarily due to the sale of certain branches during 2003. All other noninterest expenses decreased $3.7 million, or 14.6%, to $22.2 million from $25.9 million in 2003, primarily due to the sale of certain branches during 2003. During 2004, we incurred approximately $5.9 million in certain expenses which included $2.0 million related to increased foreclosure and repossession activity, $747,000 in valuation write-downs, $220,000 in net losses on sales of foreclosed property, $1.2 million in legal fees, $827,000 in audit and accounting fees and $1.0 million in FDIC premiums.

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

                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2005                              2004                              2003
                              -------------------------------   -------------------------------   -------------------------------
                                           INTEREST   AVERAGE                INTEREST   AVERAGE                INTEREST   AVERAGE
                               AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/
                               BALANCE       PAID      RATE      BALANCE       PAID      RATE      BALANCE       PAID      RATE
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
                                                                            ASSETS
Interest-earning assets:
  Loans, net of unearned
    income(1)...............  $  947,212   $63,895     6.75%    $  894,406   $56,184     6.28%    $1,063,451   $71,335     6.71%
  Investment securities
    Taxable.................     255,663    11,632     4.55        203,996     8,897     4.36         93,523     3,696     3.95
    Tax-exempt(2)...........       6,932       373     5.38          3,868       217     5.61          4,045       280     6.93
                              ----------   -------              ----------   -------              ----------   -------
        Total investment
          securities........     262,595    12,005     4.57        207,864     9,114     4.38         97,568     3,976     4.08
    Federal funds sold......      14,757       460     3.12         15,454       202     1.31         27,375       298     1.09
    Other investments.......      22,266     1,047     4.70         32,637       734     2.25         33,373       699     2.09
                              ----------   -------              ----------   -------              ----------   -------
        Total
          interest-earning
          assets............   1,246,830    77,407     6.21      1,150,361    66,234     5.76      1,221,767    76,308     6.25
Noninterest-earning assets:
  Cash and due from banks...      28,227                            26,238                            33,508
  Premises and equipment....      56,897                            58,535                            58,857
  Accrued interest and other
    assets..................      83,743                            81,970                            75,279
  Allowance for loan
    losses..................     (12,504)                          (20,530)                          (28,395)
                              ----------                        ----------                        ----------
        Total assets........  $1,403,193                        $1,296,574                        $1,361,016
                              ==========                        ==========                        ==========

                                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Demand deposits...........  $  339,842   $ 7,144     2.10%    $  262,346   $ 3,225     1.23%    $  277,326   $ 2,651      .96%
  Savings deposits..........      25,935        40     0.15         29,383        48     0.16         34,809       100      .29
  Time deposits.............     607,141    20,731     3.41        590,070    15,915     2.70        638,555    19,617     3.07
  Other borrowings..........     187,297     7,493     4.00        183,052     6,356     3.47        171,948     8,597     5.00
  Subordinated debentures...      31,959     2,847     8.91         31,959     2,579     8.07         31,959     2,522     7.89
                              ----------   -------              ----------   -------              ----------   -------
        Total
          interest-bearing
          liabilities.......   1,192,174    38,255     3.21      1,096,810    28,123     2.56      1,154,597    33,487     2.90
Noninterest-bearing
  liabilities:
  Demand deposits...........      93,564                            88,695                           105,482
  Accrued interest and other
    liabilities.............      15,651                            10,154                             9,219
                              ----------                        ----------                        ----------
        Total liabilities...   1,301,389                         1,195,659                         1,269,298
  Stockholders' equity......     101,804                           100,915                            91,718
                              ----------                        ----------                        ----------
        Total liabilities
          and stockholders'
          equity............  $1,403,193                        $1,296,574                        $1,361,016
                              ==========                        ==========                        ==========
Net interest income/net
  interest spread...........                39,152     3.00%                  38,111     3.20%                  42,821     3.35%
                                                       ====                              ====                              ====
Net yield on earning
  assets....................                           3.14%                             3.31%                             3.50%
                                                       ====                              ====                              ====
Taxable equivalent
  adjustment:
  Investment
    securities(2)...........                   127                                74                                95
                                           -------                           -------                           -------
        Net interest
          income............               $39,025                           $38,037                           $42,726
                                           =======                           =======                           =======

---------------

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

     Analysis of Changes in Net Interest Income. The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2005 and 2004.

                                                      YEAR ENDED DECEMBER 31,(1)
                                    ---------------------------------------------------------------
                                            2005 VS 2004                     2004 VS 2003
                                    -----------------------------   -------------------------------
                                                  CHANGES DUE TO                   CHANGES DUE TO
                                     INCREASE    ----------------    INCREASE    ------------------
                                    (DECREASE)    RATE     VOLUME   (DECREASE)    RATE      VOLUME
                                    ----------   -------   ------   ----------   -------   --------
                                                        (DOLLARS IN THOUSANDS)
Income from earning assets:
  Interest and fees on loans......   $ 7,711     $ 4,311   $3,400    $(15,151)   $(4,353)  $(10,798)
  Interest on securities:
     Taxable......................     2,735         401    2,334       5,201        420      4,781
     Tax-exempt...................       156         (10)     166         (63)       (52)       (11)
  Interest on federal funds.......       258         268      (10)        (96)        52       (148)
  Interest on other investments...       313         604     (291)         35         51        (16)
                                     -------     -------   ------    --------    -------   --------
       Total interest income......    11,173       5,574    5,599     (10,074)    (3,882)    (6,192)
                                     -------     -------   ------    --------    -------   --------
Expense from interest-bearing
  liabilities:
  Interest on demand deposits.....     3,919       2,764    1,155         574        723       (149)
  Interest on savings deposits....        (8)         (3)      (5)        (52)       (39)       (13)
  Interest on time deposits.......     4,816       4,339      477      (3,702)    (2,271)    (1,431)
  Interest on other borrowings....     1,137         987      150      (2,241)    (2,768)       527
  Interest on subordinated
     debentures...................       268         268       --          57         57         --
                                     -------     -------   ------    --------    -------   --------
          Total interest
            expense...............    10,132       8,355    1,777      (5,364)    (4,298)    (1,066)
                                     -------     -------   ------    --------    -------   --------
          Net interest income.....   $ 1,041     $(2,781)  $3,822    $ (4,710)   $   416   $ (5,126)
                                     =======     =======   ======    ========    =======   ========

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

     The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. In general, management's strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee ("ALCO"), which is composed of our head of asset/liability management and other senior officers, in accordance with policies approved by the board of directors. The ALCO meets monthly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to purchase and sale activity, and maturities of investments and borrowings. The ALCO also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to our full board of directors.

     One of the primary goals of the ALCO is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. These duration adjustments can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets or liabilities through the use of interest rate contracts, such as interest rate swaps, caps, and floors. During the first quarter of 2005, as the Federal Reserve indicated its intention to continue raising short term interest rates indefinitely, we reduced part of a securities leverage strategy we had initiated in 2004. We sold longer term, fixed rate securities and correspondingly reduced wholesale funding that had short term repricing characteristics. In the fourth quarter of 2005, as it appeared the increases in short term rates could be approaching a plateau, we generally increased our proportion of funding with repricing less than one year, reducing our level of asset sensitivity.

     We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities ("gap analysis"), net interest income simulation, and economic value of equity ("EVE") modeling.

     As of December 31, 2005, we had approximately $132 million more in interest bearing liabilities than interest earning assets that can reprice to current market rates during the next 12 months. However, shortcomings are inherent in any gap analysis, because the rates on certain assets and liabilities may not move proportionately as market interest rates change. For example, when national money market rates change, interest rates on our NOW, savings, and money market deposit accounts may not change as much as rates on commercial loans. We had approximately $373 million of such administratively priced deposits on December 31, 2005.

     Our net interest income simulation model projects that net interest income will increase on an annual basis by 3.4%, or approximately, $1.3 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. Assuming an instantaneous and parallel decrease of 200 basis points, net interest income is projected to decrease on an annual basis by 3.2%, or again approximately $1.3 million. The net interest income produced by these scenarios is within our asset and liability management policy.

     EVE is a concept related to our longer term interest rate risk. EVE is defined as the net present value of the balance sheet's cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model projects that EVE will increase 9.5% assuming an instantaneous and parallel increase in interest rates of 200 basis points. Assuming an instantaneous and parallel decrease of 200 basis points, EVE is projected to decrease 23.3%. The EVE produced by these scenarios is within our asset and liability management policy. The following table sets forth our EVE as of December 31, 2005:

                                                                           CHANGE
                                                                     ------------------
CHANGE (IN BASIS POINTS) IN INTEREST RATES                  EVE       AMOUNT    PERCENT
------------------------------------------                --------   --------   -------
                                                             (DOLLARS IN THOUSANDS)
+ 200 BP................................................  $178,954   $ 15,573      9.5%
+ 100 BP................................................   172,433      9,052      5.5
0 BP....................................................   163,381         --       --
- 100 BP................................................   147,395    (15,986)    (9.8)
- 200 BP................................................   125,365    (38,016)   (23.3)

     Both the net interest income and EVE simulations include balances, asset prepayment speeds, and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

     Our board has authorized the ALCO to utilize financial futures, forward sales, options and interest rate swaps, caps and floors, and other instruments to the extent necessary, in accordance with OTS regulations and our internal policy. We expect that financial futures, forward sales and options will be primarily used in hedging mortgage-banking products, and interest rate swaps, caps and floors will be used as macro hedges against our securities, our loan portfolios and our liabilities.

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

     The primary derivative instrument we use is the interest rate swap. An interest rate swap allows one party to swap a fixed rate to another party for a floating rate or vice-versa. The amount of the swap is based on a "notional amount." We most commonly use swap transactions in concert with issuing long-term, fixed rate, callable certificates of deposit. The CDs' call features allow flexibility in liquidity management.

     As of December 31, 2005, we have $46.5 million in notional amount of interest rate swap agreements that were not designated as fair value or cash flow hedges. In 2005 and prior years, we entered into interest rate swap agreements ("CD swaps") to hedge the interest rate risk inherent in certain of our brokered certificates of deposit. From the inception of the hedging program, we applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps which allowed us to assume no ineffectiveness in these transactions (the so-called "short-cut" method). We have recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Therefore, any gains and losses attributable to the change in fair value are recognized in earnings during the period of change in fair value. As of December 31, 2005, these CD swaps had a recorded negative fair value of $992,000 and a weighted average life of 8.89 years. The weighted average fixed rate (receiving rate) is 4.51% and the weighted average variable rate (paying rate) is 4.22% (LIBOR based).

     We have also entered into an interest rate swap agreement with a notional amount of $15 million to hedge the variability in cash flows on $15 million of FHLB borrowings. Under the terms of the interest rate swap, which matures in September, 2006, we receive a floating interest rate based on LIBOR and pay a fixed rate of 4.33%. This contract, which is accounted for as cash flow hedge, satisfied the criteria to use the "short-cut" method of accounting for hedging the variability in cash flow on FHLB borrowings caused by changes in the LIBOR rate. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship.

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

     Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB, repurchase agreements and federal funds lines. Long-term liquidity needs are met primarily through these sources, the repayment of loans, sales of loans and the maturity or sale of investment securities.

     As shown in the Consolidated Statement of Cash Flows, operating activities did not provide any significant levels of funds in 2005, 2004 and 2003, primarily due to our having little or no operating income. Investing activities were a net provider of funds in 2005 due to maturities and sale of securities available for sale. We sold securities in 2005 as part of a strategy to deleverage our balance sheet. Investing activities, primarily in loans and securities, were a net user of funds in 2004 and 2003 and required a significant amount of funds for investing activities. Funds needed for investing activities in 2004 and 2003 were provided primarily by deposits and borrowings.

     Financing activities were a net user of funds in 2005, as we decreased our levels of brokered certificates of deposit and repurchase agreements, which decrease was offset by an increase in interest-bearing demand deposit accounts, advances from the FHLB and proceeds from equity transactions. Increased brokered certificates of deposits, advances from the FHLB and repurchase agreements provided funds in 2004. In 2003, financing activities were a net user of funds as a result of declining deposit balances and increased payments on borrowed funds.

     We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

     The following tables summarize these relationships by contractual cash obligations and commercial commitments:

                                                     PAYMENTS DUE BY PERIOD
                                  ------------------------------------------------------------
                                             LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                   TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                  --------   ---------   -----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Advances from FHLB(1)...........  $181,090   $ 85,250      $ 5,500      $32,000      $ 58,340
Operating leases(2).............     1,826        474          627          312           413
Notes payable(3)................     3,755      2,460          420          420           455
Repurchase agreements(4)........    30,406     23,406        7,000           --            --
Junior subordinated debentures
  owed to unconsolidated
  trusts(5).....................    31,959         --           --           --        31,959
Deferred compensation
  agreements(6).................    14,880        484        1,251          897        12,248
Employment separation
  agreements(6).................     1,578         62          974           44           498
                                  --------   --------      -------      -------      --------
          Total Contractual Cash
            Obligations.........  $265,494   $112,136      $15,772      $33,673      $103,913
                                  ========   ========      =======      =======      ========

---------------

(1) See Note 7 to the Consolidated Financial Statements.
(2) See Note 5 to the Consolidated Financial Statements.
(3) See Note 9 to the Consolidated Financial Statements.
(4) See Note 8 to the Consolidated Financial Statements
(5) See Note 10 to the Consolidated Financial Statements.
(6) See Note 26 to the Consolidated Financial Statements.

                                                     PAYMENTS DUE BY PERIOD
                                  ------------------------------------------------------------
                                             LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                   TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                  --------   ---------   -----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
COMMERCIAL COMMITMENTS
Commitments to extend
  credit(1).....................  $215,950   $ 90,689     $104,742       $1,946      $18,573
Standby letters of credit(1)....    23,591     18,657        4,934           --           --
                                  --------   --------     --------       ------      -------
          Total Commercial
            Commitments.........  $239,541   $109,346     $109,676       $1,946      $18,573
                                  ========   ========     ========       ======      =======

---------------

(1) See Note 15 to the Consolidated Financial Statements.

     In addition, the FHLB has issued for the Bank's benefit a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2007 upon sixty days' prior notice of non-renewal; otherwise, it automatically extends for a successive one-year term.

FINANCIAL CONDITION

     Our total assets were $1.415 billion at December 31, 2005, a decrease of $7.7 million, or 0.5%, from $1.423 billion as of December 31, 2004. Our average total assets for 2005 were $1.403 billion, which was supported by average total liabilities of $1.301 billion and average total stockholders' equity of $101.8 million.

     Loans, net of unearned income. Our loans, net of unearned income, totaled $963.3 million at December 31, 2005, an increase of 3.0%, or $28.5 million, from $934.8 million at December 31, 2004. Mortgage loans held for sale totaled $21.4 million at December 31, 2005, an increase of $13.3 million from $8.1 million at December 31, 2004. Average loans, including mortgage loans held for sale, totaled $947.2 million for 2005, compared to $894.4 million for 2004. The increase in average loan volume from 2005 to 2004 is attributable to increased production of loans. Loans, net of unearned income, comprised 77.2% of interest-earning assets at December 31, 2005, compared to 73.4% at December 31, 2004. Mortgage loans held for sale comprised 1.7% of interest-earning assets at December 31, 2005, compared to .64% at December 31, 2004. The average yield of the loan portfolio was 6.75%, 6.28% and 6.71% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in average yield is primarily the result of a general increase in market rates.

     The following table details the distribution of our loan portfolio by category for the periods presented:

                       DISTRIBUTION OF LOANS BY CATEGORY

                                                         DECEMBER 31,
                                   --------------------------------------------------------
                                     2005       2004       2003        2002         2001
                                   --------   --------   --------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
Commercial and industrial........  $135,454   $134,688   $142,072   $  213,210   $  194,609
Real estate -- construction and
  land development...............   326,418    249,715    147,917      212,818      225,654
Real estate -- mortgages
  Single-family..................   243,183    250,758    231,064      272,899      241,517
  Commercial.....................   210,611    242,884    250,032      340,998      210,644
  Other..........................    27,503     25,764     31,645       14,581       32,427
Consumer.........................    21,122     32,009     46,201       79,398       92,655
Other(1).........................       498        567      8,923        5,931        2,556
                                   --------   --------   --------   ----------   ----------
          Total loans............   964,789    936,385    857,854    1,139,835    1,000,062
Unearned income..................    (1,536)    (1,517)      (913)      (1,298)        (906)
Allowance for loan losses........   (12,011)   (12,543)   (25,174)     (27,766)     (12,546)
                                   --------   --------   --------   ----------   ----------
          Net loans..............  $951,242   $922,325   $831,767   $1,110,771   $  986,610
                                   ========   ========   ========   ==========   ==========

---------------

(1) Certain reclassifications were made to the 2004 amounts to conform to the 2005 presentation. This information was not available for periods prior to 2004.

     The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2005. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                 RATE STRUCTURE FOR LOANS
                                                                                  MATURING OVER ONE YEAR
                                       OVER ONE YEAR                          -------------------------------
                            ONE YEAR   THROUGH FIVE    OVER FIVE              PREDETERMINED     FLOATING OR
                            OR LESS        YEARS         YEARS      TOTAL     INTEREST RATE   ADJUSTABLE RATE
                            --------   -------------   ---------   --------   -------------   ---------------
                                                         (DOLLARS IN THOUSANDS)
Commercial and
  industrial..............  $103,220     $ 29,565      $  2,669    $135,454     $ 18,281         $ 13,954
Real
  estate -- construction
  and land development....   180,501      139,778         6,139     326,418       28,034          117,883
Real estate -- mortgages
  Single-family...........    32,222       43,782       167,179     243,183       46,824          164,136
  Commercial..............    62,583      107,204        40,824     210,611       60,926           87,102
  Other...................     6,802       18,004         2,697      27,503        9,201           11,501
Consumer..................    10,421       10,266           435      21,122       10,535              165
Other.....................       498           --            --         498           --               --
                            --------     --------      --------    --------     --------         --------
          Total loans.....  $396,247     $348,599      $219,943    $964,789     $173,801         $394,741
                            ========     ========      ========    ========     ========         ========
Percent to total loans....      41.1%        36.1%         22.8%      100.0%        18.0%            40.9%
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

     The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default where management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages (5%, Special Mention; 15%, Substandard; 50%, Doubtful; 100% Loss) are applied to these categories to estimate the amount of loan loss allowance required, adjusted for previously mentioned risk factors.

     Pursuant to Statement of Financial Accounting Standards No. 114 ("SFAS 114"), impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

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

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                    DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                              2005                 2004                 2003                 2002                 2001
                       ------------------   ------------------   ------------------   ------------------   ------------------
                                 PERCENT              PERCENT              PERCENT              PERCENT              PERCENT
                                 OF LOANS             OF LOANS             OF LOANS             OF LOANS             OF LOANS
                                 IN EACH              IN EACH              IN EACH              IN EACH              IN EACH
                                 CATEGORY             CATEGORY             CATEGORY             CATEGORY             CATEGORY
                                 TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL
                       AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS     AMOUNT     LOANS
                       -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
                                                               (DOLLARS IN THOUSANDS)
Commercial and
  industrial.........  $ 3,805     14.0%    $ 3,736     14.1%    $10,110     16.6%    $10,056     18.7%    $ 6,536     19.5%
Real estate --
  construction and
  land development...    1,275     33.8       1,009     26.6       1,099     17.2       1,317     18.7         919     22.5
Real estate --
  mortgages
  Single-family......    1,395     25.2       1,582     26.8       4,538     26.9       3,636     23.9       1,273     24.2
  Commercial.........    4,194     21.8       4,594     25.9       7,613     29.1      10,174     29.9       1,315     21.1
  Other..............      215      2.9         257      2.7         320      3.7         396      1.3         333      3.2
Consumer.............    1,127      2.2       1,336      3.0       1,374      5.4       2,075      6.9       2,129      9.2
Other................       --       .1          29       .9         120      1.1         112       .6          41       .3
                       -------    -----     -------    -----     -------    -----     -------    -----     -------    -----
                       $12,011    100.0%    $12,543    100.0%    $25,174    100.0%    $27,766    100.0%    $12,546    100.0%
                       =======    =====     =======    =====     =======    =====     =======    =====     =======    =====

     The allowance as a percentage of loans, net of unearned income, at December 31, 2005 was 1.25%, compared to 1.34% as of December 31, 2004. The allowance for loan losses as a percentage of loans, net of unearned income, declined primarily due to continued improvements in asset quality coupled with steady growth in the overall volume of new, lower-risk loans. Net charge-offs decreased $9.6 million, from $13.6 million in 2004 to $4.0 million in 2005. Net charge-offs of commercial loans decreased $4.5 million, from $6.2 million in 2004 to $1.7 million in 2005. Net charge-offs of real estate loans decreased $4.7 million, from $6.4 million in 2004 to $1.7 million in 2005. Net charge-offs of consumer loans decreased $1.0 million, to $350,000 in 2005 from $1.3 million in 2004. Net charge-offs as a percentage of the allowance for loan losses were 33.57% in 2005, down from 108.47% in 2004.

     The allowance for loan losses as a percentage of nonperforming loans increased to 252.76% at December 31, 2005 from 169.36% at December 31, 2004 due to a decrease in nonperforming loans of $2.7 million. Approximately $1.5 million in allowance for loan losses has been allocated to nonperforming loans as of December 31, 2005. As of December 31, 2005, nonperforming loans totaled $4.8 million, which $3.6 million, or 75.8%, was loans secured by real estate compared to $4.7 million, or 63.5%, as of December 31, 2004. Of the $1.5 million in allowance for loan losses allocated to nonperforming loans, $992,000 is attributable to these real estate loans, with the remaining $508,000 allocated to remaining nonperforming loans, which consist primarily of commercial loans. (See "Nonperforming Assets").

     The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                     YEAR
                                           --------------------------------------------------------
                                             2005       2004        2003         2002        2001
                                           --------   --------   ----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of
  year...................................  $ 12,543   $ 25,174   $   27,766   $   12,546   $  8,959
Allowance of (branches sold) acquired
  bank...................................        --         --         (102)       1,059         --
Charge-offs:
  Commercial and industrial..............     2,097      7,690       10,823       25,162      2,415
  Real estate -- construction and land
     development.........................       358        765          630        1,704         48
  Real estate -- mortgages
     Single-family.......................       795      1,012        1,505        2,608        184
     Commercial..........................     1,432      5,820        6,696        6,140        130
     Other...............................        85         86        1,187          141         20
  Consumer...............................       630      1,881        3,092        2,343      1,517
  Other..................................       345         87          517           --         --
                                           --------   --------   ----------   ----------   --------
          Total charge-offs..............     5,742     17,341       24,450       38,098      4,314
Recoveries:
  Commercial and industrial..............       413      1,468          554           93         65
  Real estate -- construction and land
     development.........................        37          4           23           14         65
  Real estate -- mortgages
     Single-family.......................       335        470           23           23         --
     Commercial..........................       526        737           49           --         27
     Other...............................       118         97           48           38         --
  Consumer...............................       280        549          282          239        290
  Other..................................         1        410            6           --         --
                                           --------   --------   ----------   ----------   --------
          Total recoveries...............     1,710      3,735          985          407        447
                                           --------   --------   ----------   ----------   --------
Net charge-offs..........................     4,032     13,606       23,465       37,691      3,867
Provision for loan losses................     3,500        975       20,975       51,852      7,454
                                           --------   --------   ----------   ----------   --------
Allowance for loan losses at end of
  year...................................  $ 12,011   $ 12,543   $   25,174   $   27,766   $ 12,546
                                           ========   ========   ==========   ==========   ========
Loans at end of period, net of unearned
  income.................................  $963,253   $934,868   $  856,941   $1,138,537   $999,156
Average loans, net of unearned income....   947,212    894,406    1,063,451    1,124,977    914,006
Ratio of ending allowance to ending
  loans..................................      1.25%      1.34%        2.94%        2.44%      1.26%
Ratio of net charge-offs to average
  loans..................................      0.43       1.52         2.21         3.35       0.42
Net charge-offs as a percentage of:
  Provision for loan losses..............    115.20   1,395.49       111.87        72.69      51.88
  Allowance for loan losses..............     33.57     108.47        93.21       135.74      30.82
Allowance for loan losses as a percentage
  of nonperforming loans.................    252.76     169.36        78.59       105.00     100.99

     Nonperforming Assets. Nonperforming assets decreased $5.8 million, to $6.6 million as of December 31, 2005 from $12.4 million as of December 31, 2004, primarily due to the disposition of foreclosed other real estate and a reduction of nonaccruing loans either through collection or charge-off. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased to .68% at December 31, 2005 from 1.32% at December 31, 2004. The following table represents our nonperforming assets for the dates shown.

                              NONPERFORMING ASSETS

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 2005     2004      2003      2002      2001
                                                ------   -------   -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Nonaccrual....................................  $4,550   $ 6,344   $29,630   $24,715   $ 7,941
Accruing loans 90 days or more delinquent.....      49       431     1,438     1,729     4,482
Restructured..................................     153       631       966        --        --
                                                ------   -------   -------   -------   -------
          Total nonperforming loans...........   4,752     7,406    32,034    26,444    12,423
Other real estate owned.......................   1,842     4,906     5,806     2,360     4,264
Repossessed assets............................      --       103       219       102       382
                                                ------   -------   -------   -------   -------
          Total nonperforming assets..........  $6,594   $12,415   $38,059   $28,906   $17,069
                                                ======   =======   =======   =======   =======
Nonperforming loans as a percentage of
  loans.......................................     .49%      .79%     3.74%     2.32%     1.24%
                                                ======   =======   =======   =======   =======
Nonperforming assets as a percentage of loans
  plus nonperforming assets...................     .68%     1.32%     4.41%     2.53%     1.70%
                                                ======   =======   =======   =======   =======
Nonperforming assets as a percentage of total
  assets......................................     .47%      .87%     3.25%     2.05%     1.41%
                                                ======   =======   =======   =======   =======

     The following is a summary of nonperforming loans by category for the dates shown:

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                  2005     2004     2003      2002      2001
                                                 ------   ------   -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Commercial and industrial......................  $  988   $2,445   $11,621   $ 9,661   $ 3,078
Real estate -- construction and land
  development..................................     469      187     1,735     2,226     2,895
Real estate -- mortgages
  Single-family................................   2,448    2,060     5,472     3,672     3,089
  Commercial...................................     675    2,273    12,378     8,434     2,400
  Other........................................      11      183       162       888       145
Consumer.......................................     161      250       465     1,548       669
Other..........................................      --        8       201        15       147
                                                 ------   ------   -------   -------   -------
          Total nonperforming loans............  $4,752   $7,406   $32,034   $26,444   $12,423
                                                 ======   ======   =======   =======   =======

     A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on non-accrual status, all interest which has been accrued on the loan during the current period but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.

     In January 2004, we transferred the majority of our nonperforming loans and approximately $7.0 million of other problem loans to our special assets department. Approximately $41.0 million in loans were transferred with the related allowance for loan losses of $9.8 million. As of December 31, 2005 and 2004, the balance of these loans totaled only $2.3 million and $4.2 million, respectively. In September 2004 the Bank sold approximately $32 million, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans, resulting in a pre-tax loss of $2.3 million. Prior to the sale, approximately $6.9 million related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6.9 million in allowance for loan losses associated with these loans had been provided in previous periods.

     Impaired Loans. At December 31, 2005, our recorded investment in impaired loans under SFAS 114 totaled $3.5 million, a decrease of $1.6 million from $5.1 million at December 31, 2004. Approximately $869,000, or 24.9% of our impaired loans, are in the special assets group along with $435,000 in allocated allowance for loan losses. Approximately 68.9% of the remaining $2.6 million is concentrated in four of our banking groups (Albertville -- $280,000, Bristol -- $889,000, Gadsden -- $322,000, and Sylacauga -- $312,000), with approximately $602,000 specifically allocated to these loans, providing 33.3% coverage. Additionally, $1.7 million, or 48.2%, of the $3.5 million in impaired loans is secured by real estate.

     The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2005 and 2004:

                                                       DECEMBER 31, 2005         DECEMBER 31, 2004
                                                    -----------------------   -----------------------
                                                    OUTSTANDING   SPECIFIC    OUTSTANDING   SPECIFIC
                                                      BALANCE     ALLOWANCE     BALANCE     ALLOWANCE
                                                    -----------   ---------   -----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Commercial and industrial.........................    $1,794       $  871       $2,338       $1,077
Real estate -- construction and land
  development.....................................        73           26          217           81
Real estate -- mortgages
  Single-family...................................       169           25           --           --
  Commercial......................................     1,437          498        2,413          813
  Other...........................................        10            5          162           24
                                                      ------       ------       ------       ------
     Total........................................    $3,483       $1,425       $5,130       $1,995
                                                      ======       ======       ======       ======

     Potential Problem Loans. In addition to nonperforming loans, management has identified $1.1 million in potential problem loans as of December 31, 2005. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Considering that approximately 73% of the potential problem loans are secured by low-risk real estate, management does not expect to incur any significant losses.

     Investment Securities. The investment securities portfolio comprised 19.3% of our total interest-earning assets as of December 31, 2005. Total securities averaged $262.6 million in 2005, compared to $207.9 million in 2004 and $97.6 million in 2003. The investment securities portfolio produced average taxable equivalent yields of 4.57%, 4.38% and 4.08% for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, our investment securities portfolio had an amortized cost of $246.9 million and an estimated fair value of $242.6 million and weighted average yield of 4.63%. During the second quarter of 2005, we closed on the sale of $50 million in bonds and reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale.

     The following table sets forth the amortized costs of the securities we held at the dates indicated.

                              INVESTMENT PORTFOLIO

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                    AVAILABLE FOR SALE
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies..................................  $ 99,365   $180,717   $ 72,261
State and political subdivisions............................     8,729      7,195      1,947
Mortgage-backed securities..................................    93,689     61,241     42,452
Corporate debt..............................................    38,064     34,176     14,716
Other securities............................................     7,028      6,802     10,524
                                                              --------   --------   --------
          Total investment securities.......................  $246,875   $290,131   $141,900
                                                              ========   ========   ========

     The following table shows the scheduled maturities and average yields of investment securities held at December 31, 2005.

                 MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                          MATURING
                                   ---------------------------------------------------------------------------------------
                                                     AFTER ONE BUT    AFTER FIVE BUT
                                     WITHIN ONE       WITHIN FIVE       WITHIN TEN           AFTER
                                        YEAR             YEARS             YEARS           TEN YEARS           TOTAL
                                   --------------   ---------------   ---------------   ---------------   ----------------
                                   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD
                                   ------   -----   -------   -----   -------   -----   -------   -----   --------   -----
                                                                   (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury and agencies.....  $  --      --%   $39,386   4.14%   $39,294   4.26%   $20,685   5.03%   $ 99,365   4.37%
  State and political
    subdivision..................     --      --      1,989   2.70      4,151   4.22      2,589   4.18       8,729   3.86
  Mortgage-backed securities.....     38    5.54      8,883   3.43     30,790   4.13     53,978   4.75      93,689   4.42
  Other securities...............  6,572    5.86      7,686   4.32     16,274   6.01     14,560   6.25      45,092   5.78
                                   ------   ----    -------   ----    -------   ----    -------   ----    --------   ----
        Total....................  $6,610   5.86%   $57,944   4.00%   $90,509   4.53%   $91,812   5.04%   $246,875   4.63%
                                   ======   ====    =======   ====    =======   ====    =======   ====    ========   ====

     Short-term liquid assets. Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $1.0 million, or 2.3%, to $44.9 million at December 31, 2005 from $45.9 million at December 31, 2004. At both December 31, 2005 and December 31, 2004, our short-term liquid assets comprised 3.2% of total assets. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

     Deposits. Noninterest-bearing deposits totaled $92.3 million at December 31, 2005, an increase of 3.2%, or $2.8 million, from $89.5 million at December 31, 2004. Noninterest-bearing deposits comprised 8.8% of total deposits at December 31, 2005, compared to 8.4% at December 31, 2004. $72.1 million, or 78.1% of total noninterest-bearing deposits, were in our Alabama branches, while $20.3 million, or 21.9%, were in our Florida branches.

     Interest-bearing deposits totaled $951.4 million at December 31, 2005, a decrease of 2.7%, or $26.3 million, from $977.7 million at December 31, 2004. Interest-bearing deposits averaged $972.9 million in 2005 compared to $881.8 million in 2004, an increase of $91.1 million, or 10.3%. The increase in average interest-bearing deposits consisted primarily of an increase in interest-bearing demand deposits which is the result of a strategy implemented during 2005 to realign our deposit mix and deleverage our balance sheet. As a result, brokered certificates of deposit declined $60.4 million, to $143.5 million at December 31, 2005 from $203.9 million at December 31, 2004.

     At December 31, 2005 and 2004, we had deposits from related parties of approximately $32.1 million and $7.1 million, respectively. Approximately $26.2 million of these deposit relationships at December 31, 2005 were with two directors. Certificates of deposit comprised $16.2 million of the $26.2 million, with $15.2 million maturing in April, 2006. We believe that all of the deposit transactions were made on terms and conditions reflective of arms' length transactions.

     The average rate paid on all interest-bearing deposits during 2005 was 2.87%, compared to 2.18% in 2004. Of total interest-bearing deposits, $708.6 million, or 74.5%, were in the Alabama branches, while $242.8 million, or 25.5%, were in the Florida branches.

     The following table sets forth our average deposits by category for the periods indicated.

                                AVERAGE DEPOSITS

                                                         AVERAGE FOR THE YEAR
                              ---------------------------------------------------------------------------
                                       2005                      2004                      2003
                              -----------------------   -----------------------   -----------------------
                                AVERAGE                   AVERAGE                   AVERAGE
                                AMOUNT       AVERAGE      AMOUNT       AVERAGE      AMOUNT       AVERAGE
                              OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID   OUTSTANDING   RATE PAID
                              -----------   ---------   -----------   ---------   -----------   ---------
                                                        (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits..................  $   93,564        --%      $ 88,695         --%     $  105,482        --%
Interest-bearing demand
  deposits..................     339,842      2.10        262,346       1.23         277,326       .96
Savings deposits............      25,935       .15         29,383        .16          34,809       .29
Time deposits...............     607,141      3.41        590,070       2.70         638,555      3.07
                              ----------      ----       --------       ----      ----------      ----
          Total average
            deposits........  $1,066,482      2.62%      $970,494       1.98%     $1,056,172      2.12%
                              ==========      ====       ========       ====      ==========      ====

     Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 66.9% of our total deposits at December 31, 2005 compared to 62.4% at December 31, 2004. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 92.2% at December 31, 2005, compared to 87.6% at December 31, 2004. The maturity distribution of our time deposits over $100,000 at December 31, 2005 is shown in the following table.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                    AT DECEMBER 31, 2005
  --------------------------------------------------------
   UNDER        3-6        6-12        OVER
  3 MONTHS    MONTHS      MONTHS     12 MONTHS     TOTAL
  --------    -------    --------    ---------    --------
                   (DOLLARS IN THOUSANDS)
  $45,510     $89,429    $120,040     $89,757     $344,736
  =======     =======    ========     =======     ========

     Approximately 13.2% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2005. We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

     Borrowed Funds. During 2005, average borrowed funds increased $4.2 million, or 2.3%, to $187.3 million, from $183.1 million during 2004, which increased $11.2 million, or 6.5%, from $171.9 million during 2003. The average rate paid on borrowed funds during 2005, 2004 and 2003 was 4.00%, 3.47%, and 5.00%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

     Borrowed funds as of December 31, 2005 consist primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2005 and 2004:

                                                           2005                      2004
                                                  -----------------------   -----------------------
                                                    WEIGHTED                  WEIGHTED
YEAR                                              AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                              ------------   --------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
2005............................................        --%      $     --       2.47%      $ 25,000
2006............................................      4.40         85,250       2.13         25,250
2007............................................        --             --       1.44         10,000
2008............................................      5.74          5,500       5.74          5,500
2009............................................      2.32         27,000       2.32         27,000
2010............................................      6.41          5,000       6.22         31,340
2011............................................        --             --       4.97         32,000
2015............................................      4.45         26,340         --             --
2020............................................      4.28         32,000         --             --
                                                                 --------                  --------
Total...........................................      4.17%      $181,090       3.70%      $156,090
                                                      ====       ========       ====       ========

     Certain advances are subject to call by the FHLB as follows: 2006 -- $42.0 million, 2008 -- $32.0 million and 2010 -- $11.3 million. The $42.0 million in FHLB advances subject to call during 2006 carry a weighted average interest rate of 2.92%. The actual interest rates range from 2.09% to 5.62% and are both fixed and variable.

     The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans, all with a carrying value of approximately $245.6 million at December 31, 2005. We have remaining approximately $60.6 million in unused lines of credit with the FHLB subject to the availability of qualified collateral.

     During the third quarter of 2005, $58 million in advances from the FHLB were restructured. In conjunction with this restructuring, we entered into a $15 million one-year interest rate swap, under which we pay a 4.33% fixed amount on the 28th day of March, June, September and December beginning December 28, 2005 and receive a floating amount equal to the three-month LIBOR rate.

     As of December 31, 2005, we had borrowed $2.3 million under a $10 million line of credit with a regional bank. The note is secured by real estate and stock of the Bank. The note is due June 7, 2006 and interest is payable at 30-day LIBOR plus 2.50%.

     As of December 31, 2005, we had entered into security repurchase agreements totaling $30.4 million, a decrease of $19.1 million from $49.5 million at December 31, 2004. This decrease is part of the deleveraging strategy implemented during 2005. The average volume of repurchase agreements during 2005 was $35.1 million and carried an average interest rate of 3.02%. The average rate on outstanding repurchase agreements as of December 31, 2005 is 4.12%.

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

     As a result of applying the provisions of FASB Interpretation No. 46 ("FIN 46"), governing when an equity interest should be consolidated, we were required to deconsolidate these subsidiary trusts from our financial statements in the fourth quarter of 2003. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on our financial statements or liquidity position, since we continue to be obligated to repay the debentures held by the trusts and guarantee repayment of the trust preferred securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $31,000,000 to $31,959,000 upon deconsolidation, with the difference representing our common ownership interest in the trusts.

     The trust preferred securities held by the trusts qualify as Tier 1 capital under regulatory guidelines.

     Consolidated debt obligations related to the trusts follow:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2005           2004
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
10.6% junior subordinated debentures owed to TBC Capital
  Statutory Trust II due September 7, 2030..................    $15,464        $15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed
  to TBC Capital Statutory Trust III due July 25, 2031......     16,495         16,495
                                                                -------        -------
Total junior subordinated debentures owed to unconsolidated
  subsidiary trusts.........................................    $31,959        $31,959
                                                                =======        =======

     As of December 31, 2005 and December 31, 2004, the interest rate on the $16,495,000 subordinated debentures was 7.67% and 5.74%, respectively.

     Stockholders' Equity. Stockholders' equity increased $4.6 million during 2005, to $105.1 million at December 31, 2005 from $100.5 million at December 31, 2004. The increase in stockholders' equity resulted primarily from the issuance of 925,636 shares of common stock to the new executive management and certain other investors in a private placement in January 2005, which increased equity by $7.3 million, and the exercise of $3.7 million in stock options offset by a net loss of $5.8 million for the year ended December 31, 2005, and an increase in accumulated other comprehensive loss of $1.5 million, which includes the unrealized loss on the change in market value of available-for-sale investment securities and derivatives. As of December 31, 2005, we had 20,221,456 shares of common stock issued and 19,980,261 shares outstanding. As of December 31, 2005, there were 49,823 shares held in treasury at a total cost of $341,000. We had no shares of preferred stock issued at December 31, 2005.

     We have established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of our common stock. The compensation committee of the board of directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of our common stock on the grant date. During the first quarter of 2005 we granted 1,690,937 options to the new management team. These options have an exercise price ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. Total stock options outstanding as of December 31, 2005 were 3,301,948 and had a weighted average exercise price of $7.81 (see Note 11 in the Consolidated Financial Statements). As of December 31, 2005 there were approximately 504,000 shares of our common stock available for future grants.

     As described in Note 1 -- Recent Accounting Pronouncements in the Consolidated Financial Statements, Statement of Financial Accounting Standards No. 123R will require us to begin recognizing an expense in the amount of the grant-date fair value of unvested and subsequently granted stock options beginning in 2006. The expense is required to be recognized over the period during which an employee is required to provide service in exchange for the award.

     Our board of directors approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. The effect of this accelerated vesting is reflected in the pro forma net loss and pro forma loss per share figures in Note 11 to the Consolidated Financial Statements. During the fourth quarter of 2005, the pro forma after-tax effect of compensation costs for stock-based employee compensation awards totaled $2.1 million, or $0.10 per share. In conjunction with the Board's approval of the full vesting, members of the our senior management team announced that they would not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that were vested effective November 15, 2005 is approximately 800,000, of which approximately 665,000 were held by our directors and executive officers.

     On April 1, 2002, we issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the restricted stock agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1.1 million, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005 we issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreements entered into during 2005, vesting was accelerated on 124,375 shares of restricted stock. As of December 31, 2005 13,330 shares of unvested restricted stock to continuing directors remained outstanding. The outstanding shares of restricted stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the years ended December 31, 2005, 2004 and 2003, we recognized $648,000, $199,000 and $181,000, respectively, in restricted stock expense. The current year expense is primarily related to the accelerated vesting from the management separation agreements and is included in the amount of management separation cost.

     We adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of December 31, 2005, the ESOP has been leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP stock," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2.1 million promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as notes payable on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted to the Wall Street Journal prime rate. Released shares are allocated to each eligible employee at the end of a plan year based on the ratio of the employee's eligible compensation to total compensation. We recognize compensation expense during a period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended December 31, 2005, 2004 and 2003 was $281,000, $189,000 and
$152,000, respectively. The ESOP shares as of December 31, 2005 were as follows:

                                                               DECEMBER 31,
                                                                   2005
                                                               ------------
Allocated shares............................................        55,328
Estimated shares committed to be released...................        26,700
Unreleased shares...........................................       191,372
                                                                ----------
Total ESOP shares...........................................       273,400
                                                                ==========
Fair value of unreleased shares.............................    $2,184,000
                                                                ==========

     Regulatory Capital. During the fourth quarter of 2005 we became a unitary thrift holding company and, as such, we are subject to regulation, examination and supervision by OTS.

     Simultaneously, the Bank's charter was changed to a federal savings bank charter, and the Bank is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Bank was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial position and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2005 and 2004, that we and the Bank meet all applicable capital adequacy requirements.

     The table below represents our and the Bank's actual regulatory and minimum regulatory capital requirements at December 31, 2005 (dollars in thousands):

                                                                           TO BE WELL
                                                       FOR CAPITAL     CAPITALIZED UNDER
                                                        ADEQUACY       PROMPT CORRECTIVE
                                       ACTUAL           PURPOSES             ACTION
                                  ----------------   ---------------   ------------------
                                   AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                  --------   -----   -------   -----   ---------   ------
AS OF DECEMBER 31, 2005
Tier 1 Core Capital (to Adjusted
  Total Assets).................  $115,852    8.30%  $55,810   4.00%   $ 69,763     5.00%
  Corporation Superior Bank.....   110,929    8.02    55,332   4.00      69,165     5.00
Total Capital (to Risk Weighted
  Assets).......................   126,444   11.08    91,295   8.00     114,119    10.00
  Corporation Superior Bank.....   121,521   10.76    90,347   8.00     112,934    10.00
Tier 1 Capital (to Risk Weighted
  Assets).......................   115,852   10.15       N/A    N/A      68,471     6.00
  Corporation Superior Bank.....   110,929    9.82       N/A    N/A      67,760     6.00
Tangible Capital (to Adjusted
  Total Assets).................   115,852    8.30    20,929   1.50         N/A      N/A
  Corporation Superior Bank.....   110,929    8.02    20,749   1.50         N/A      N/A

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors' products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes;
(10) changes in consumer spending and savings habits; (11) the effect of natural disasters, such as hurricanes, in our geographic markets; and (12) regulatory, legal or judicial proceedings.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                    CONTENTS

Report of Independent Registered Public Accounting Firm as
  of December 31, 2005 and 2004 and for each of the two
  years in the period ended December 31, 2005...............   46
Report of Independent Registered Public Accounting Firm as
  of and for the year ended December 31, 2003...............   47
Consolidated Statements of Financial Condition..............   48
Consolidated Statements of Operations.......................   49
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   50
Consolidated Statements of Cash Flows.......................   51
Notes to Consolidated Financial Statements..................   52

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Banc Corporation

     We have audited the accompanying consolidated statements of financial condition of The Banc Corporation and subsidiaries (the Corporation), as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. Theses financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Banc Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 16, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of The Banc Corporation and subsidiaries' internal control over financial reporting and an opinion that The Banc Corporation and subsidiaries' had not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Carr, Riggs & Ingram, LLC

Montgomery, Alabama
March 16, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Banc Corporation

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of The Banc Corporation and subsidiaries (the Corporation) for the year ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the Corporation's consolidated results of operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Birmingham, Alabama
March 15, 2004

                     THE BANC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................  $   35,088   $   23,489
Interest-bearing deposits in other banks....................       9,772       11,411
Federal funds sold..........................................          --       11,000
Investment securities available for sale....................     242,595      288,308
Mortgage loans held for sale................................      21,355        8,095
Loans.......................................................     964,789      936,385
Unearned income.............................................      (1,536)      (1,517)
                                                              ----------   ----------
Loans, net of unearned income...............................     963,253      934,868
Allowance for loan losses...................................     (12,011)     (12,543)
                                                              ----------   ----------
Net loans...................................................     951,242      922,325
Premises and equipment, net.................................      56,017       60,434
Accrued interest receivable.................................       7,081        6,237
Stock in FHLB and Federal Reserve Bank......................      10,966       11,787
Cash surrender value of life insurance......................      39,169       38,369
Goodwill and intangible assets..............................      12,090       12,376
Other assets................................................      30,094       29,297
                                                              ----------   ----------
         Total assets.......................................  $1,415,469   $1,423,128
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand................................  $   92,342   $   89,487
  Interest-bearing demand...................................     349,271      295,214
  Savings...................................................      21,705       28,381
  Time deposits $100,000 and over...........................     344,736      401,270
  Other time deposits.......................................     235,642      252,854
                                                              ----------   ----------
         Total deposits.....................................   1,043,696    1,067,206
Advances from FHLB..........................................     181,090      156,090
Federal funds borrowed and security repurchase agreements...      33,406       49,456
Notes payable...............................................       3,755        3,965
Junior subordinated debentures owed to unconsolidated
  subsidiary trusts.........................................      31,959       31,959
Accrued expenses and other liabilities......................      16,498       13,913
                                                              ----------   ----------
         Total liabilities..................................   1,310,404    1,322,589
Stockholders' equity:
  Convertible preferred stock, par value $.001 per share;
    shares authorized 5,000,000; shares issued and
    outstanding -0- in 2005 and 62,000 in 2004..............          --           --
  Common stock, par value $.001 per share; shares authorized
    35,000,000; shares issued 20,221,456 in 2005 and
    18,025,932 in 2004; outstanding 19,980,261 in 2005 and
    17,749,846 in 2004......................................          20           18
  Surplus -- preferred......................................          --        6,193
         -- common stock....................................      87,979       68,428
  Retained earnings.........................................      21,494       29,591
  Accumulated other comprehensive loss......................      (2,544)      (1,094)
  Treasury stock, at cost -- 49,823 and 58,014 shares,
    respectively............................................        (341)        (390)
  Unearned ESOP stock.......................................      (1,543)      (1,758)
  Unearned restricted stock.................................          --         (449)
                                                              ----------   ----------
         Total stockholders' equity.........................     105,065      100,539
                                                              ----------   ----------
         Total liabilities and stockholders' equity.........  $1,415,469   $1,423,128
                                                              ==========   ==========

                             See accompanying notes

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2005        2004       2003
                                                              ---------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Interest income:
  Interest and fees on loans................................  $ 63,895    $56,184    $71,335
  Interest on taxable securities............................    11,632      8,897      3,696
  Interest on tax exempt securities.........................       246        143        185
  Interest on federal funds sold............................       460        202        298
  Interest and dividends on other investments...............     1,047        734        699
                                                              --------    -------    -------
  Total interest income.....................................    77,280     66,160     76,213
Interest expense:
  Interest on deposits......................................    27,915     19,188     22,368
  Interest expense on advances from FHLB and other borrowed
     funds..................................................     7,493      6,356      8,597
  Interest on subordinated debentures.......................     2,847      2,579      2,522
                                                              --------    -------    -------
  Total interest expense....................................    38,255     28,123     33,487
                                                              --------    -------    -------
Net interest income.........................................    39,025     38,037     42,726
Provision for loan losses...................................     3,500        975     20,975
                                                              --------    -------    -------
Net interest income after provision for loan losses.........    35,525     37,062     21,751
Noninterest income:
  Service charges and fees..................................     4,687      5,204      5,814
  Mortgage banking income...................................     2,558      1,664      4,034
  Investment securities (losses) gains......................      (948)       (74)       588
  Change in fair value of derivatives.......................      (325)        --         --
  Gain on sale of branches..................................        --        739     48,264
  Increase in cash surrender value of life insurance........     1,544      1,643      1,641
  Insurance proceeds........................................     5,114         --         --
  Other.....................................................     2,067      2,090      2,515
                                                              --------    -------    -------
  Total noninterest income..................................    14,697     11,266     62,856
Noninterest expenses:
  Salaries and employee benefits............................    23,104     23,481     29,461
  Occupancy and equipment...................................     7,680      8,047      8,115
  Prepayment penalty on FHLB advances.......................        --         --      2,532
  Management separation costs...............................    15,467         --         --
  Loss on sale of loans.....................................        --      2,293         --
  Other.....................................................    14,369     14,116     17,822
                                                              --------    -------    -------
  Total noninterest expenses................................    60,620     47,937     57,930
                                                              --------    -------    -------
(Loss) income before income taxes...........................   (10,398)       391     26,677
Income tax (benefit) expense................................    (4,612)      (796)     9,178
                                                              --------    -------    -------
Net (loss) income...........................................    (5,786)     1,187     17,499
Preferred stock dividends...................................       305        446        219
Preferred stock conversion..................................     2,006         --         --
                                                              --------    -------    -------
          Net (loss) income applicable to common
            stockholders....................................  $ (8,097)   $   741    $17,280
                                                              ========    =======    =======
Weighted average common shares outstanding..................    19,154     17,583     17,492
Weighted average common shares outstanding, assuming
  dilution..................................................    19,154     17,815     18,137
Basic net (loss) income per common share....................  $   (.42)   $  0.04    $   .99
Diluted net (loss) income per common share..................      (.42)      0.04        .95

                             See accompanying notes

                     THE BANC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                     SURPLUS                    COMPREHENSIVE
                                      COMMON   -------------------   RETAINED      (LOSS)       TREASURY
                                      STOCK    COMMON    PREFERRED   EARNINGS      INCOME        STOCK
                                      ------   -------   ---------   --------   -------------   --------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2003..........   $18     $68,315    $    --    $11,571       $   550       $(808)
  Comprehensive income:
    Net income......................    --          --         --     17,499            --          --
    Other comprehensive loss, net of
      tax benefit of $487,
      unrealized loss on securities
      available for sale, arising
      during the period, net of
      reclassification adjustment...    --          --         --         --          (730)         --
  Comprehensive income..............
  Issuance of 58,021 shares of
    treasury stock..................    --          42         --         --            --         307
  Preferred dividends declared......    --          --         --       (219)           --          --
  Issuance of 62,000 shares of
    preferred stock, net of direct
    costs...........................    --          --      6,193         --            --          --
  Stock options exercised...........    --         156         --         --            --          --
  Forfeiture of unearned restricted
    stock...........................    --        (123)        --         --            --          --
  Amortization of unearned
    restricted stock................    --          --         --         --            --          --
  Release of 22,250 shares by
    ESOP............................    --         (27)        --         --            --          --
                                       ---     -------    -------    -------       -------       -----
Balance at December 31, 2003........    18      68,363      6,193     28,851          (180)       (501)
  Comprehensive income:
    Net income......................    --          --         --      1,187            --          --
    Other comprehensive loss, net of
      tax benefit of $609,
      unrealized loss on securities
      available for sale, arising
      during the period, net of
      reclassification adjustment...    --          --         --         --          (914)         --
  Comprehensive income..............
  Issuance of 20,821 shares of
    treasury stock..................    --          43         --         --            --         111
  Preferred dividends declared......    --          --         --       (446)           --          --
  Stock options exercised...........    --          49         --         (1)           --          --
  Amortization of unearned
    restricted stock................    --          --         --         --            --          --
  Release of 26,700 shares by
    ESOP............................    --         (27)        --         --            --          --
                                       ---     -------    -------    -------       -------       -----
Balance at December 31, 2004........    18      68,428      6,193     29,591        (1,094)       (390)
  Comprehensive income:
    Net loss........................    --          --         --     (5,786)           --          --
    Other comprehensive loss, net of
      tax benefit of $984,
      unrealized loss on securities
      available for sale, arising
      during the period, net of
      reclassification adjustment...    --          --         --         --        (1,473)         --
    Change in accumulated gain on
      cash flow hedging instrument,
      net of tax expense of $16.....    --          --         --         --            23          --
                                       ---     -------    -------    -------       -------       -----
  Comprehensive loss................
  Issuance of 925,636 shares to new
    executive management and others
    in a private placement..........     1       7,328         --         --            --          --
  Issuance of 8,191 shares of
    treasury stock..................    --          34         --         --            --          49
  Issuance of 49,375 shares of
    restricted stock................    --         403         --         --            --          --
  Preferred dividends declared......    --          --         --       (305)           --          --
  Preferred stock conversion --
    775,000 shares..................     1       8,198     (6,193)    (2,006)           --          --
  Stock options exercised --
  474,684 shares....................    --       3,727         --         --            --          --
  Forfeiture of unearned restricted
    stock...........................    --        (204)        --         --            --          --
  Amortization of unearned
    restricted stock................    --          --         --         --            --          --
  Release of 26,700 shares by
    ESOP............................    --          65         --         --            --          --
                                       ---     -------    -------    -------       -------       -----
Balance at December 31, 2005........   $20     $87,979    $    --    $21,494       $(2,544)      $(341)
                                       ===     =======    =======    =======       =======       =====


                                      UNEARNED    UNEARNED        TOTAL
                                        ESOP     RESTRICTED   STOCKHOLDERS'
                                       STOCK       STOCK         EQUITY
                                      --------   ----------   -------------
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2003..........  $(2,153)     $(952)       $ 76,541
  Comprehensive income:
    Net income......................       --         --          17,499
    Other comprehensive loss, net of
      tax benefit of $487,
      unrealized loss on securities
      available for sale, arising
      during the period, net of
      reclassification adjustment...       --         --            (730)
                                                                --------
  Comprehensive income..............                              16,769
  Issuance of 58,021 shares of
    treasury stock..................       --         --             349
  Preferred dividends declared......       --         --            (219)
  Issuance of 62,000 shares of
    preferred stock, net of direct
    costs...........................       --         --           6,193
  Stock options exercised...........       --         --             156
  Forfeiture of unearned restricted
    stock...........................       --        123              --
  Amortization of unearned
    restricted stock................       --        181             181
  Release of 22,250 shares by
    ESOP............................      179         --             152
                                      -------      -----        --------
Balance at December 31, 2003........   (1,974)      (648)        100,122
  Comprehensive income:
    Net income......................       --         --           1,187
    Other comprehensive loss, net of
      tax benefit of $609,
      unrealized loss on securities
      available for sale, arising
      during the period, net of
      reclassification adjustment...       --         --            (914)
                                                                --------
  Comprehensive income..............                                 273
  Issuance of 20,821 shares of
    treasury stock..................       --         --             154
  Preferred dividends declared......       --         --            (446)
  Stock options exercised...........       --         --              48
  Amortization of unearned
    restricted stock................       --        199             199
  Release of 26,700 shares by
    ESOP............................      216         --             189
                                      -------      -----        --------
Balance at December 31, 2004........   (1,758)      (449)        100,539
  Comprehensive income:
    Net loss........................       --         --          (5,786)
    Other comprehensive loss, net of
      tax benefit of $984,
      unrealized loss on securities
      available for sale, arising
      during the period, net of
      reclassification adjustment...       --         --          (1,473)
    Change in accumulated gain on
      cash flow hedging instrument,
      net of tax expense of $16.....       --         --              23
                                      -------      -----        --------
  Comprehensive loss................                              (7,236)
  Issuance of 925,636 shares to new
    executive management and others
    in a private placement..........       --         --           7,329
  Issuance of 8,191 shares of
    treasury stock..................       --         --              83
  Issuance of 49,375 shares of
    restricted stock................       --       (122)            281
  Preferred dividends declared......       --         --            (305)
  Preferred stock conversion --
    775,000 shares..................       --         --              --
  Stock options exercised --                                          --
  474,684 shares....................       --         --           3,727
  Forfeiture of unearned restricted
    stock...........................       --        204              --
  Amortization of unearned
    restricted stock................       --        367             367
  Release of 26,700 shares by
    ESOP............................      215         --             280
                                      -------      -----        --------
Balance at December 31, 2005........  $(1,543)     $  --        $105,065
                                      =======      =====        ========

                             See accompanying notes

                     THE BANC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2005       2004        2003
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income...........................................  $ (5,786)  $   1,187   $  17,499
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operations:
    Depreciation............................................     3,275       3,374       3,519
    Net premium amortization on securities..................       531         653       1,021
    Loss (gain) on sale of investment securities............       948          74        (588)
    Loss on foreclosed assets...............................       818         969       1,064
    Loss on sale of loans...................................        --       2,293          --
    Change in fair value of derivatives.....................       325          --          --
    Provision for loan losses...............................     3,500         975      20,975
    (Increase) decrease in accrued interest receivable......      (844)     (1,199)      1,087
    Deferred income tax (benefit) expense...................    (3,168)      1,634       2,936
    Gain on sale of branches................................        --        (739)    (48,264)
    Net increase in mortgage loans held for sale............   (13,260)     (1,687)     (5,570)
    Other operating activities, net.........................     3,877        (708)      6,325
                                                              --------   ---------   ---------
Net cash (used in) provided by operating activities.........    (9,784)      6,826           4
INVESTING ACTIVITIES
Decrease (increase) in interest bearing deposits in other
  banks.....................................................     1,639         458      (1,844)
Decrease (increase) in federal funds sold...................    11,000     (11,000)     11,000
Proceeds from sales of investment securities available for
  sale......................................................    57,372      84,485      40,902
Proceeds from maturities of investment securities available
  for sale..................................................    40,642      65,560      68,692
Proceeds from sales of investment securities held to
  maturity..................................................        --          --       2,070
Purchase of investment securities available for sale........   (56,233)   (306,400)   (174,484)
Proceeds from sale of loans.................................        --      23,883          --
Net (increase) decrease in loans............................   (34,225)   (126,059)      8,775
Net cash (paid) received in business combinations...........        --      (6,626)     36,703
Purchase of premises and equipment..........................    (2,665)     (6,457)     (7,165)
Proceeds from sale of premises and equipment................     3,343         497          --
Proceeds from sale of foreclosed assets.....................     4,155       7,689       5,642
Purchase of life insurance..................................        --      (5,000)         --
Other investing activities, net.............................       974      (3,788)      2,394
                                                              --------   ---------   ---------
Net cash provided by (used in) investing activities.........    26,002    (282,758)     (7,315)
FINANCING ACTIVITIES
Net increase in demand and savings deposits.................    50,236      59,338      92,998
Net (decrease) increase in time deposits....................   (73,747)    126,134     (57,425)
Increase (decrease) in FHLB advances........................    25,000      35,000     (52,660)
Proceeds from note payable..................................        --       2,250       2,100
Principal payment on note payable...........................      (210)       (210)       (175)
Net (decrease) increase in other borrowed funds.............   (16,050)     45,627       2,657
Proceeds from issuance of preferred stock...................        --          --       6,193
Proceeds from issuance of common stock......................    10,457          49         156
Cash dividends paid.........................................      (305)       (446)       (219)
                                                              --------   ---------   ---------
Net cash (used in) provided by financing activities.........    (4,619)    267,742      (6,375)
                                                              --------   ---------   ---------
Increase (decrease) in cash and due from banks..............    11,599      (8,190)    (13,686)
  Cash and due from banks at beginning of year..............    23,489      31,679      45,365
                                                              --------   ---------   ---------
  Cash and due from banks at end of year....................  $ 35,088   $  23,489   $  31,679
                                                              ========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest....................................................  $ 37,790   $  27,322   $  35,963
Income taxes................................................    (3,066)     (2,708)      2,059
Trade date purchase of debt securities not yet settled......        --          --      10,429
Trade date sale of debt securities not yet settled..........        --          --       3,067
Transfer of foreclosed assets...............................     1,804       7,637      10,272

                             See accompanying notes

                     THE BANC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Banc Corporation ("Corporation"), through its subsidiaries, provides a full range of banking and bank-related services to individual and corporate customers in Alabama and the panhandle of Florida. The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following summarizes the most significant of these policies.

  Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. (See Recent Accounting Pronouncements concerning FIN 46.) All significant intercompany transactions or balances have been eliminated in consolidation.

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

     The Corporation's banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which is based on a percentage of deposits. The amount of the reserves at December 31, 2005 was approximately $1,045,000.

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

     Accrual of interest is discontinued on loans which are more than ninety days past due unless the loan is well secured and in the process of collection. "Well secured" means that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. "In the process of collection" means that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on these loans is reversed from income. Interest payments received on these loans are applied as a reduction of the loan principal balance.

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

  Intangible Assets

     At both December 31, 2005 and 2004, goodwill, net of accumulated amortization, totaled $10,336,000. The Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

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

     The Corporation performs the annual impairment test as of December 31. As of December 31, 2005 and 2004, it was determined no impairment existed.

     At December 31, 2005 and 2004, the Corporation also had $1,754,000 and $2,040,000, respectively, of core deposit intangibles from the CF Bancshares acquisition, which is being amortized over ten years. Amortization expense was $286,000 for each of the three years ended December 31, 2005, 2004 and 2003. Aggregate amortization expense for the years ending December 31, 2006 through December 31, 2010 is estimated to be $1,430,000, or $286,000 per year.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Other Real Estate

     Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of and the cost of maintaining and operating other real estate are included in other expense. Other real estate totaled $1,842,000 and $4,906,000 at December 31, 2005 and 2004, respectively.

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

  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), establishes a "fair value" based method of accounting for stock-based compensation plans and allows entities to adopt that method of accounting for their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). The Corporation has elected to follow Opinion 25 and related interpretations in accounting for its employee stock options. Under Opinion 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     SFAS 123 requires the disclosure of pro forma net income or loss and pro forma net income or loss per share (see Note 11) determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models require the input of subjective assumptions. See Recent Accounting Pronouncements regarding SFAS No. 123R, Share-Based Payment.

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

     Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Under the cash flow hedging model, the effective portion of the gain or loss related to the derivative instrument, if any, is recognized as a component of other comprehensive income. For derivative financial instruments not designated as a fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value.

     The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Corporation also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively, as discussed below.

     The Corporation discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated or exercised; (3) the derivative instrument is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When the derivative instrument is de-designated, terminated or sold, any gain or loss will remain in accumulated other comprehensive income and will be reclassified into earnings over the same period during which the underlying hedged item affects earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in the then-current-period earnings.

     The Corporation has entered into an interest rate swap agreement with a notional amount of $15,000,000 to hedge the variability in cash flows on $15,000,000 million of FHLB borrowings. Under the terms of the interest rate swap, which matures in September 2006, the Corporation receives a floating interest rate based on LIBOR and pays a fixed rate of 4.33%. This contract, which is accounted for as cash flow hedge, satisfied the criteria to use the "short-cut" method of accounting for hedging the variability in cash flow on FHLB borrowings due to changes in the LIBOR rate. The short-cut method allows the Corporation to assume that there is no ineffectiveness in the hedging relationship.

     As of December 31, 2005, the Corporation has $46,500,000 in notional amount of interest rate swap agreements that were not designated as fair value or cash flow hedges. In 2005 and prior years, the Corporation entered into interest rate swap agreements (CD swaps) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. From the inception of the hedging program, the Corporation applied the short-cut method to account for the swaps. The Corporation has recently concluded that the CD swaps did not qualify for this method in prior periods because the swap did not to have a fair value of zero at inception, which is required under SFAS 133 to qualify for the short-cut method. Therefore any gains and losses attributable to the change in fair value are recognized in earnings during the period of change in fair value. The Corporation filed amendments on Form 10-Q/A restating its previously reported results for the first three quarters of 2005 to reflect the effects of such swaps not qualifying for hedge accounting under SFAS 133. Management and the Audit Committee determined that this did not have a material effect on the Corporation's reported results of operations for the year ending December 31, 2004 or for prior periods, and thus the Corporation has not restated or amended such previously reported results for periods ending on or prior to December 31, 2004.

     As of December 31, 2005, these CD swaps had a recorded negative fair value of $992,000 and a weighted average life of 8.89 years. The weighted average fixed rate (receiving rate) is 4.51% and the weighted average variable rate (paying rate) is 4.22% (LIBOR based).

  Recent Accounting Pronouncements

     On December 15, 2005, the FASB issued Staff Position "SOP 94-6-1 -- Terms of Loan Products That May Give Rise to a Concentration of Credit Risk" ("FSP"), which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB's intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. The Corporation has evaluated the impact of this FSP and has concluded that its disclosures are consistent with the objectives of the FSP.

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

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123 and supersedes Opinion 25. The new standard, which will be effective for the Corporation in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation expects to recognize compensation expense in future periods for any stock awards granted after December 31, 2005. Since all of the Corporation's current stock option grants vested prior to December 31, 2005 no future compensation expense will be recognized on these awards (see Note
11).

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued Staff Position ("FSP") No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP is not expected to have a material effect on results of operations, financial position or liquidity of the Corporation.

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

     In previous financial statements, the Corporation had consolidated two trusts through which it had issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Corporation's subordinated debentures" in the statements of financial condition. In December 2003, the FASB issued a revision to FIN 46 to clarify certain provisions, which affected the accounting for TPS. As a result of the provisions in revised FIN 46, the trusts have been deconsolidated, with the Corporation accounting for its investment in the trusts as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. The Corporation had always classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the trust. FIN 46 permits and encourages restatement of prior period results, and accordingly, all financial statements presented have been adjusted to give effect to the revised provisions of FIN 46. While these changes had no effect on previously reported net interest margin, net income or earnings per share, they increased total interest income and interest expense, as well as total assets and total liabilities. (See Note 10)

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, Amendment to Statement 133 on Derivatives Instruments and Hedging Activities, and are therefore required to be recorded at fair value. SAB 105 stipulates that in recording those commitments no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives,

                     THE BANC CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 were effective for loan commitment derivatives that were entered into after March 31, 2004. The Corporation enters into such commitments with customers in connection with residential mortgage loan applications. The amount of these mortgage loan origination commitments were $15,593,000 at December 31, 2005. The net unrealized gain of the origination commitments were $8,400 at December 31, 2005. The fair values are calculated based on changes in market interest rates after the commitment date. The provisions of SAB 105 did not have a material impact on results of operations, financial position, or liquidity of the Corporation.

2.  INVESTMENT SECURITIES

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2005 are as follows:

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities......................  $ 99,365       $ --        $1,892      $ 97,473
  State, county and municipal securities......     8,729         28           111         8,646
  Mortgage-backed securities..................    93,689         10         1,937        91,762
  Corporate debt..............................    38,064         75           411        37,728
  Other securities............................     7,028         --            42         6,986
                                                --------       ----        ------      --------
     Total....................................  $246,875       $113        $4,393      $242,595
                                                ========       ====        ======      ========

     The amounts at which investment securities are carried and their approximate fair values at December 31, 2004 are as follows:

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Investment securities available for sale:
  U.S. agency securities......................  $180,717       $ 42        $  922      $179,837
  State, county and municipal securities......     7,195         49            54         7,190
  Mortgage-backed securities..................    61,241         22           655        60,608
  Corporate debt..............................    34,176          4           312        33,868
  Other securities............................     6,802          3            --         6,805
                                                --------       ----        ------      --------
     Total....................................  $290,131       $120        $1,943      $288,308
                                                ========       ====        ======      ========

     Investment securities with an amortized cost of $144,565,000 and $131,090,000 at December 31, 2005 and 2004, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

     The following table presents the age of gross unrealized losses and fair value by investment category.

                                                          DECEMBER 31, 2005
                             ---------------------------------------------------------------------------
                               LESS THAN 12 MONTHS       MORE THAN 12 MONTHS              TOTAL
                             -----------------------   -----------------------   -----------------------
                                          UNREALIZED                UNREALIZED                UNREALIZED
                             FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
U.S. agency securities.....   $29,428        $349       $ 68,045      $1,543      $ 97,473      $1,892
State, county and municipal
  securities...............     3,523          43          1,975          68         5,498         111
Mortgage-backed
  securities...............    43,255         384         47,991       1,553        91,246       1,937
Corporate debt and other
  securities...............    15,488         187          8,638         266        24,126         453
                              -------        ----       --------      ------      --------      ------
  Total....................   $91,694        $963       $126,649      $3,430      $218,343      $4,393
                              =======        ====       ========      ======      ========      ======

     Management does not believe any of the above individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Bank ("FHLB"), Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"), and ten corporate securities consisting primarily of corporate bonds and trust preferred securities. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

     During the fourth quarter of 2004, the Corporation realized an other-than-temporary non-cash, non-operating impairment charge of $507,000 related to certain FNMA and FHLMC preferred stock that is carried in the Corporation's available-for-sale investment portfolio. The net effect of this impairment charge after tax was $320,000, or $.02 per common share. These securities are high-yielding investment grade securities that are widely held by other financial institutions but in light of certain events at these agencies, management determined that these unrealized market losses were other-than-temporary under generally accepted accounting principles.

     The amortized cost and estimated fair values of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              SECURITIES AVAILABLE FOR
                                                                        SALE
                                                              ------------------------
                                                              AMORTIZED     ESTIMATED
                                                                 COST      FAIR VALUE
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Due in one year or less.....................................   $  7,711     $  7,661
Due after one year through five years.......................     47,922       46,961
Due after five years through ten years......................     59,719       58,852
Due after ten years.........................................     37,834       37,359
Mortgage-backed securities..................................     93,689       91,762
                                                               --------     --------
                                                               $246,875     $242,595
                                                               ========     ========

     Gross realized gains on sales of investment securities available for sale in 2005, 2004 and 2003 were $34,000, $598,000 and $791,000, respectively, and gross realized losses for the same periods were $982,000, $672,000 and $277,000, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

2.  INVESTMENT SECURITIES -- (CONTINUED)

     The components of other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                         PRE-TAX   INCOME TAX     NET OF
                                                         AMOUNT     EXPENSE     INCOME TAX
                                                         -------   ----------   ----------
                                                                  (IN THOUSANDS)
2005
Unrealized gain on derivatives.........................  $    39    $    16      $    23
Unrealized loss on available for sale securities.......   (3,405)    (1,335)      (2,070)
Less reclassification adjustment for losses realized in
  net income...........................................     (948)      (351)        (597)
                                                         -------    -------      -------
          Net unrealized loss..........................  $(2,418)   $  (968)     $(1,450)
                                                         =======    =======      =======
2004
Unrealized loss on available for sale securities.......  $(1,597)   $  (636)     $  (961)
Less reclassification adjustment for losses realized in
  net income...........................................      (74)       (27)         (47)
                                                         -------    -------      -------
          Net unrealized loss..........................  $(1,523)   $  (609)     $  (914)
                                                         =======    =======      =======
2003
Unrealized loss on available for sale securities.......  $  (704)   $  (297)     $  (407)
Less reclassification adjustment for gains realized in
  net income...........................................      513        190          323
                                                         -------    -------      -------
          Net unrealized loss..........................  $(1,217)   $  (487)     $  (730)
                                                         =======    =======      =======

3.  LOANS

     At December 31, 2005 and 2004, the composition of the loan portfolio was as follows:

                                                                2005       2004
                                                              --------   --------
Commercial and industrial...................................  $135,454   $134,688
Real estate -- construction and land development............   326,418    249,715
Real estate -- mortgages Single-family......................   243,183    250,758
  Commercial................................................   210,611    242,884
  Other.....................................................    27,503     25,764
Consumer....................................................    21,122     32,009
All other loans.............................................       498        567
                                                              --------   --------
          Total loans.......................................  $964,789   $936,385
                                                              ========   ========

     At December 31, 2005 and 2004, the Corporation's recorded investment in loans considered to be impaired under SFAS No. 114 was $3,483,000 and $5,130,000, respectively. At December 31, 2005 and 2004, there was approximately $1,425,000 and $1,995,000, respectively in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2005, 2004 and 2003 was approximately $4,687,000, $17,752,000 and $28,318,000, respectively. Interest income recognized on loans considered impaired totaled approximately $65,000, $66,000 and $87,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

     At December 31, 2005, nonaccrual loans totaled $4,550,000 compared to $6,344,000 at December 31, 2004. Loans past due ninety days or more and still accruing totaled $49,000 compared to $431,000 at December 31, 2004.

     In September 2004 the Corporation's banking subsidiary sold approximately $32,000,000, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans, resulting in a

                     THE BANC CORPORATION AND SUBSIDIARIES

3.  LOANS -- (CONTINUED)

pre-tax loss of $2,293,000. Prior to the sale, approximately $6,868,000 related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6,868,000 in allowance for loan losses associated with these loans had been provided in previous periods.

4.  ALLOWANCE FOR LOAN LOSSES

     A summary of the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Balance at beginning of year............................  $12,543   $25,174   $27,766
  Allowance of sold branches............................       --        --      (102)
  Provision for loan losses.............................    3,500       975    20,975
  Loan charge-offs......................................   (5,742)  (17,341)  (24,450)
  Recoveries............................................    1,710     3,735       985
                                                          -------   -------   -------
Balance at end of year..................................  $12,011   $12,543   $25,174
                                                          =======   =======   =======

5.  PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31, 2005 and 2004 are as follows:

                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $  7,202   $  7,002
Premises....................................................    53,003     52,746
Furniture and equipment.....................................    12,818     15,563
                                                              --------   --------
                                                                73,023     75,311
Less accumulated depreciation and amortization..............   (17,235)   (15,303)
                                                              --------   --------
Net book value of premises and equipment in service.........    55,788     60,008
Construction in process.....................................       229        426
                                                              --------   --------
          Total.............................................  $ 56,017   $ 60,434
                                                              ========   ========

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $3,275,000, $3,374,000 and $3,519,000, respectively.

     In March 2005, the Corporation sold its corporate aircraft, realizing a $355,000 pre-tax loss.

     Future minimum lease payments under the operating leases are summarized as follows:

                                                             PROPERTY   EQUIPMENT   TOTAL
                                                             --------   ---------   ------
                                                                    (IN THOUSANDS)
Year ending December 31 2006...............................   $  283      $191      $  474
  2007.....................................................      219       135         354
  2008.....................................................      167       106         273
  2009.....................................................      152         3         155
  2010.....................................................      157        --         157
  2011 and thereafter......................................      413        --         413
                                                              ------      ----      ------
          Total minimum lease payments.....................   $1,391      $435      $1,826
                                                              ======      ====      ======

                     THE BANC CORPORATION AND SUBSIDIARIES

5.  PREMISES AND EQUIPMENT -- (CONTINUED)

     Rental expense relating to operating leases amounted to approximately $810,000, $947,000 and $715,000 for the years ended December 31, 2005, 2004 and
2003, respectively.

6.  DEPOSITS

     The following schedule details interest expense on deposits:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest-bearing demand.................................  $ 7,144   $ 3,225   $ 2,651
Savings.................................................       40        48       100
Time deposits $100,000 and over.........................    7,111     8,876    10,151
Other time deposits.....................................   13,620     7,039     9,466
                                                          -------   -------   -------
          Total.........................................  $27,915   $19,188   $22,368
                                                          =======   =======   =======

     At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

2006........................................................   $437,414
2007........................................................     81,712
2008........................................................     13,255
2009........................................................     13,087
2010........................................................      3,716
2011 and thereafter.........................................     31,194
                                                               --------
                                                               $580,378
                                                               ========

7.  ADVANCES FROM FEDERAL HOME LOAN BANK

     The following is a summary, by year of maturity, of advances from the FHLB as of December 31, 2005 and 2004 (in thousands):

                                                   2005                      2004
                                          -----------------------   -----------------------
                                            WEIGHTED                  WEIGHTED
YEAR                                      AVERAGE RATE   BALANCE    AVERAGE RATE   BALANCE
----                                      ------------   --------   ------------   --------
2005....................................        --%      $     --       2.47%      $ 25,000
2006....................................      4.40         85,250       2.13         25,250
2007....................................        --             --       1.44         10,000
2008....................................      5.74          5,500       5.74          5,500
2009....................................      2.32         27,000       2.32         27,000
2010....................................      6.41          5,000       6.22         31,340
2011....................................        --             --       4.97         32,000
2015....................................      4.45         26,340         --             --
2020....................................      4.28         32,000         --             --
                                                         --------                  --------
  Total.................................      4.17%      $181,090       3.70%      $156,090
                                              ====       ========       ====       ========

     The above schedule is by contractual maturity. Call dates for the above are as follows: 2006, $42,000,000; 2008, $32,000,000 and 2010, $11,340,000.

     During the third quarter of 2005, $58 million in advances from the FHLB were restructured. In conjunction with this restructuring, the Corporation entered a $15,000,000 one-year interest rate swap, under

                     THE BANC CORPORATION AND SUBSIDIARIES

7.  ADVANCES FROM FEDERAL HOME LOAN BANK -- (CONTINUED)

which it pays a 4.33% fixed amount on the 28th day of March, June, September and December beginning December 28, 2005 and receives a floating amount equal to the three-month LIBOR rate.

     The advances are secured by a blanket lien on certain residential and commercial real estate loans all with a carrying value of approximately $245,580,000 at December 31, 2005. The Corporation has available approximately $61,000,000 in unused advances under the blanket lien subject to the availability of qualifying collateral.

     The FHLB has issued for the benefit of the Corporation's banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 4, 2007 upon sixty days' prior notice of non-renewal; otherwise, it shall automatically extend for a successive one-year term.

8.  FEDERAL FUNDS BORROWED AND SECURITY REPURCHASE AGREEMENTS

     Detail of Federal funds borrowed and security repurchase agreements follows (in thousands):

                                                               2005      2004
                                                              -------   -------
Balance at December 31:
  Federal funds borrowed....................................  $ 3,000   $    --
  Security repurchase agreements............................   30,406    49,456
Maximum outstanding at any month end:
  Federal funds borrowed....................................   11,000    10,000
  Security repurchase agreements............................   49,521    53,556
Daily average amount outstanding:
  Federal funds borrowed....................................      488       418
  Security repurchase agreements............................   35,064    24,808
Weighted daily average interest rate:
  Federal funds borrowed....................................     4.18%     1.69%
  Security repurchase agreements............................     3.02      2.11
Weighted daily interest rate for amounts outstanding at
  December 31:
  Federal funds borrowed....................................     4.40%       --%
  Security repurchase agreements............................     4.12      2.49

     The carrying value of securities sold under repurchase agreements is $37,047,000 and $55,536,000 as of December 31, 2005 and 2004, respectively.

                     THE BANC CORPORATION AND SUBSIDIARIES

9.  NOTES PAYABLE

     The following is a summary of notes payable as of December 31, 2005 and 2004 (in thousands):

                                                             2005               2004
                                                       ----------------   ----------------
BALANCE AT DECEMBER 31:                                PRINCIPAL   RATE   PRINCIPAL   RATE
-----------------------                                ---------   ----   ---------   ----
Note Payable to Compass Bank, borrowed under
  $10,000,000 line of credit, due June 7, 2006, plus
  interest payable monthly at 30 day LIBOR plus
  2.50%, secured by real estate owned by the
  Corporation and 100% of Superior Bank stock........   $2,250     6.89%   $2,250     4.60%
ESOP Note Payable to Exchange Bank, due February 1,
  2013, plus interest payable monthly at the Wall
  Street Prime rate, secured by Corporation stock;
  see discussion in Note 11..........................    1,505     7.25     1,715     5.25
                                                        ------     ----    ------     ----
Total notes payable..................................   $3,755             $3,965
                                                        ======             ======

     Maturities of notes payable for the five years subsequent to December 31, 2005 are as follows (in thousands):

2006........................................................        $2,460
2007........................................................           210
2008........................................................           210
2009........................................................           210
2010........................................................           210
Thereafter..................................................           455
                                                              ---   ------
  Total.....................................................        $3,755
                                                              ===   ======

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

     The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under regulatory guidelines.

     Consolidated debt obligations related to these subsidiary trusts are as follows (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2005          2004
                                                             -----------   -----------
10.6% junior subordinated debentures owed to TBC Capital
  Statutory Trust II due September 7, 2030.................  $15,464,000   $15,464,000
6-month LIBOR plus 3.75% junior subordinated debentures
  owed to TBC
Capital Statutory Trust III due July 25, 2031..............   16,495,000    16,495,000
                                                             -----------   -----------
Total junior subordinated debentures owed to unconsolidated
  subsidiary trusts........................................  $31,959,000   $31,959,000
                                                             ===========   ===========

     As of December 31, 2005 and 2004, the interest rate on the $16,495,000 subordinated debenture was 7.67% and 5.74%, respectively.

     Prior to the conversion of its subsidiary's charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation's semi-annual distribution on its trust preferred securities in January, March, July and September 2005.

11.  CASH AND STOCK INCENTIVE PLANS

     The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation's common stock. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation's common stock on the grant date. During the first quarter of 2005 the Corporation granted 1,690,937 options to the new management team. These options have an exercise price

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management.

                                                               DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2005                     2004                     2003
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                   NUMBER       PRICE       NUMBER       PRICE       NUMBER       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
Under option, beginning of
  year.........................   1,654,509     $6.63      1,196,509     $6.76      1,408,009     $6.76
  Granted......................   1,914,437      8.53        506,000      6.28         33,500      6.99
  Exercised....................    (474,684)     6.59        (13,600)     6.44        (24,200)     6.50
  Forfeited....................     (62,316)     7.73        (34,400)     6.83       (220,800)     6.75
                                 ----------               ----------               ----------
Under option, end of year......   3,031,946      7.81      1,654,509      6.63      1,196,509      6.76
                                 ==========               ==========               ==========
Exercisable at end of year.....   3,031,946                1,378,809                  695,909
                                 ==========               ==========               ==========
Weighted-average fair value per
  option of options granted
  during the year..............  $     4.91               $     3.16               $     2.75
                                 ==========               ==========               ==========

     A further summary about options outstanding at December 31, 2005 is as follows:

                                                                 OPTIONS OUTSTANDING
                                             ------------------------------------------------------------
                                                             WEIGHTED-
                                                              AVERAGE
                                               NUMBER       CONTRACTUAL      NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE RANGE                         OUTSTANDING   LIFE IN YEARS   EXERCISABLE    EXERCISE PRICE
--------------------                         -----------   -------------   -----------   ----------------
$ 4.87 -  5.98.............................      55,000        5.22            55,000         $5.71
  6.00 -  6.71.............................     858,509        6.31           858,509          6.42
  7.00 -  7.76.............................     216,500        6.65           216,500          7.65
  8.17 -  9.96.............................   1,735,937        9.08         1,735,937          8.29
 10.68 - 11.15.............................     166,000        9.62           166,000         10.84
                                              ---------                     ---------
                                              3,031,946                     3,031,946
                                              =========                     =========

     As of December 31, 2005, there were approximately 504,000 shares of the Corporation's common stock available for future grants.

     As described in Note 1 -- Recent Accounting Pronouncements, SFAS 123R will require the Corporation to begin recognizing an expense in the amount of the grant-date fair value of unvested and subsequently granted stock options beginning in the first quarter of 2006. The expense is required to be recognized over the period during which an employee is required to provide service in exchange for the award.

     The Corporation's Board of Directors approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. The effect of this accelerated vesting is reflected in the pro forma net loss and pro forma loss per share figures below. During the fourth quarter of 2005 the pro forma after-tax effect of compensation costs for stock-based employee compensation awards totaled $2,067,000, or $0.10 per share. In conjunction with the Board's approval of the full vesting, members of the Corporation's senior management executive team announced that they would not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that were

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

vested effective November 15, 2005 is approximately 800,000, of which approximately 665,000 were held by directors and executive officers of the Corporation.

     The Corporation recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 2005, 2004 and 2003. If the Corporation had recognized compensation cost in accordance with SFAS No. 123, net income (loss) and net income (loss) per share would have been affected as follows (amounts in thousands, except per share data):

                                                                    DECEMBER 31,
                                                             --------------------------
                                                               2005     2004     2003
                                                             --------   -----   -------
Net (loss) income applicable to common stockholders:
  As reported..............................................  $ (8,097)  $ 741   $17,280
  Pro forma................................................   (14,217)   (567)   16,191
Basic net (loss) income per common share:
  As reported..............................................  $   (.42)  $ .04   $   .99
  Pro forma................................................      (.74)   (.03)      .93
Diluted net (loss) income per common share:
  As reported..............................................      (.42)    .04       .95
  Pro forma................................................      (.74)   (.03)      .89

     The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for the years indicated:

                                                              2005    2004    2003
                                                              ----    ----    ----
Risk free interest rate.....................................  4.34%   4.56%   4.15%
Volatility factory..........................................   .43%    .32%    .33%
Weighted average life of options (in years).................  7.00    7.00    6.00
Dividend yield..............................................  0.00%   0.00%   0.00%

     On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the restricted stock agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, "Unearned restricted stock", in stockholders' equity. During 2003, 15,000 shares of this restricted stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005 the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreements (Note 26) entered into during 2005, vesting was accelerated on 124,375 shares of restricted stock. As of December 31, 2005 13,330 shares of unvested restricted stock to continuing directors remained outstanding. The outstanding shares of restricted stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the years ended December 31, 2005, 2004 and 2003, the Corporation has recognized $648,000, $199,000 and $181,000, respectively, in restricted stock expense. The current year expense is primarily related to the accelerated vesting from the management separation agreements included in the amount of management separation cost.

                     THE BANC CORPORATION AND SUBSIDIARIES

11.  CASH AND STOCK INCENTIVE PLANS -- (CONTINUED)

     The Corporation adopted a leveraged employee stock ownership plan (the "ESOP") effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of December 31, 2005, the ESOP has been leveraged with 273,400 shares of the Corporation's common stock purchased in the open market and classified as a contra-equity account, "Unearned ESOP shares," in stockholders' equity.

     On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as notes payable on the Corporation's statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2005 and 2004 totaled $98,000 and $74,000, respectively. Total contributions to the plan during 2005, 2004 and 2003 totaled $313,000, $300,000 and $254,000, respectively. Released shares are allocated to eligible employees at the end of the plan year based on the employee's eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2005, 2004 and 2003 was $289,000, $189,000 and $152,000. The ESOP
shares as of December 31, 2005, 2004 and 2003 were as follows:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2005         2004         2003
                                                     ----------   ----------   ----------
Allocated shares...................................      55,328       28,628        6,378
Estimated shares committed to be released..........      26,700       26,700       22,250
Unreleased shares..................................     191,372      218,072      244,772
                                                     ----------   ----------   ----------
          Total ESOP shares........................     273,400      273,400      273,400
                                                     ==========   ==========   ==========
          Fair value of unreleased shares..........  $2,184,000   $1,795,000   $2,080,000
                                                     ==========   ==========   ==========

12.  RETIREMENT PLANS

     The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation's contributions to the plan were $448,000, $298,000 and $347,000 in 2005, 2004 and 2003, respectively.

     The Corporation has various nonqualified retirement agreements with certain current and former directors and former executive officers. Generally, the plans provide a fixed retirement benefit that will be paid in installments ranging from 10 -- 20 years. As of December 31, 2005 substantially all of the benefits due under these plans were vested (Note 26). All of the Corporations nonqualified retirement agreements had an unfunded projected benefit of approximately $14,880,000 as of December 31, 2005. The accrued liability associated with these benefits totaled $6,560,000 and $5,793,000 at December 31, 2005 and 2004, respectively, which represents the present value of the future benefits. Compensation expense related to these plans totaled $1,178,000, $687,000 and $3,502,000 for 2005, 2004 and 2003.

     In September 2003 the federal bank regulatory agencies published a formal position regarding the accounting treatment for certain indexed retirement plans sponsored by banks. The Corporation had such

                     THE BANC CORPORATION AND SUBSIDIARIES

12.  RETIREMENT PLANS -- (CONTINUED)

nonqualified plans that were established for the benefit of certain directors and executive officers by the Corporation in the years 1998, 1999 and 2002. Generally, the plans provide a retirement benefit that was divided into a primary and secondary benefit. The primary benefit represented a cumulative amount of excess earnings over the amount of estimated opportunity cost from a related life insurance asset through the participants' retirement date. The secondary benefit resulted from the continuing excess earnings on the life insurance assets, if any, over the opportunity cost and will be paid to the participant after retirement for periods ranging from 10 years to life.

     In accordance with APB Opinion No. 12, as amended by FASB Statement No. 106, the secondary benefit represented a postretirement benefit that should have been estimated and accrued over the participant's service period until the participant reaches full eligibility. In periods prior to September 30, 2003, the Corporation had only accrued the estimated primary benefit liability in its financial statements. The secondary benefit was not accrued because the benefit was not guaranteed and there was a high degree of uncertainty regarding the ultimate health of the participant, future performance of the insurance policies and the Corporation's opportunity rates.

     The Corporation estimated and accrued the present value of the future benefits expected to be paid. As of September 30, 2003, and for the three-month period then ended, the Corporation accrued an additional deferred compensation liability of approximately $1.9 million before tax and $1.2 million after tax related to the fiscal years 1998 through 2002. This amount was considered by management and the Corporation's audit committee to be immaterial to the current and prior period financial statements; therefore, no restatement of prior periods was necessary.

13.  INCOME TAXES

     The components of the consolidated income tax (benefit) expense are as follows (in thousands):

                                                              2005      2004      2003
                                                             -------   -------   ------
Current:
  Federal..................................................  $(1,439)  $(2,350)  $6,039
  State....................................................       (5)      (80)     203
                                                             -------   -------   ------
Total current (benefit) expense............................   (1,444)   (2,430)   6,242
Deferred:
  Federal..................................................   (2,096)    1,381    2,031
  State....................................................   (1,072)      253      905
                                                             -------   -------   ------
          Deferred income tax (benefit) expense............   (3,168)    1,634    2,936
                                                             -------   -------   ------
          Total income tax (benefit) expense...............  $(4,612)  $  (796)  $9,178
                                                             =======   =======   ======

                     THE BANC CORPORATION AND SUBSIDIARIES

13.  INCOME TAXES -- (CONTINUED)

     Significant components of the Corporation's deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

                                                               2005      2004
                                                              -------   -------
Deferred income tax assets:
  Rehabilitation tax credit.................................  $ 6,324   $ 4,888
  Provision for loan losses.................................    4,444     4,641
  Deferred compensation.....................................    2,858     2,144
  Interest on nonaccruing loans.............................      142       309
  Net state operating loss carryforward.....................      972       750
  Alternative minimum tax credit carryover..................      646       405
  Unrealized loss on securities.............................    1,696       729
  Other.....................................................    1,569     1,351
                                                              -------   -------
          Total deferred income tax assets..................   18,651    15,217
Deferred income tax liabilities:
  Difference in book and tax basis of premises and
     equipment..............................................    2,990     2,981
  Depreciation..............................................       56       905
  Other.....................................................      766       627
                                                              -------   -------
          Total deferred income tax liabilities.............    3,812     4,513
                                                              -------   -------
          Net deferred income tax asset.....................  $14,839   $10,704
                                                              =======   =======

     The effective tax rate differs from the expected tax using the statutory rate. Reconciliation between the expected tax and the actual income tax (benefit) expense follows (in thousands):

                                                               2005     2004     2003
                                                              -------   -----   ------
Expected (benefit) tax expense at statutory rate of income
  (loss) before taxes.......................................  $(3,535)  $ 133   $9,337
Add (deduct):
  Rehabilitation tax credit.................................       --    (725)    (960)
  State income taxes, net of federal tax benefit............     (711)    114      720
  Effect of interest income exempt from Federal income
     taxes..................................................     (191)   (178)    (149)
  Basis reduction...........................................       --     247      336
  Increase in cash surrender value of life insurance........     (493)   (559)    (574)
  Amortization..............................................       97      97      100
  Travel and entertainment..................................       28      85       54
  Other items -- net........................................      193     (10)     314
                                                              -------   -----   ------
Income tax (benefit) expense................................  $(4,612)  $(796)  $9,178
                                                              =======   =====   ======
Federal statutory rate......................................    34%      34%     35%
                                                              =======   =====   ======

     The Corporation has net operating loss carryforwards of approximately $2,410,000 in Florida and $20,574,000 in Alabama. Unused carryforwards and expiration dates are as follows (in thousands):

YEAR OF EXPIRATION:                                      FLORIDA   ALABAMA
-------------------                                      -------   -------
  2009.................................................  $   --    $ 8,855
  2010.................................................      --     11,719
  2024.................................................   2,410         --
                                                         ------    -------
                                                         $2,410    $20,574
                                                         ======    =======

                     THE BANC CORPORATION AND SUBSIDIARIES

13.  INCOME TAXES -- (CONTINUED)

     The Corporation has available at December 31, 2005 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows (in thousands):

Year of expiration:
  2018......................................................  $1,734
  2019......................................................     738
  2020......................................................   1,261
  2021......................................................     522
  2022......................................................     384
  2023......................................................     960
  2024......................................................     725
                                                              ------
                                                              $6,324
                                                              ======

     This credit was established as a result of the restoration and enhancement of the John A. Hand Building, which is designated as an historical structure and serves as the corporate headquarters for the Corporation. This credit is equal to 20% of certain qualified expenditures incurred by the Corporation prior to December 31, 2005. The Corporation is required to reduce its tax basis in the John A. Hand Building by the amount of the credit.

     Applicable income tax (benefit) expense of $(351,000), $(27,000) and $217,000 on investment securities (losses) gains for the years ended December 31, 2005, 2004 and 2003, respectively, is included in income taxes.

     The Corporation recognized a $600,000 tax benefit in 2005 related to the exercise of nonqualified stock options. This benefit was recognized as a credit to stockholder's equity as additional surplus.

     The Corporation's federal and state income tax returns for the years 2000 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, the Corporation is subject to challenges from governmental authorities regarding amounts of taxes due. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from management's current assessment of the proposed adjustments, the effective tax rate in any given financial reporting period may be materially different from the current effective tax rate.

14.  RELATED PARTY TRANSACTIONS

     The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to

                     THE BANC CORPORATION AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS -- (CONTINUED)

such related parties at December 31, 2005 and 2004 were $6,805,000 and $14,500,000, respectively. Activity during the year ended December 31, 2005 is summarized as follows (in thousands):

  BALANCE                                          BALANCE
DECEMBER 31,                            OTHER    DECEMBER 31,
    2004       ADVANCES   REPAYMENTS   CHANGES       2005
------------   --------   ----------   -------   ------------
 $14,500        $4,826     $(4,515)    $(8,006)     $6,805
  =======       ======     =======     =======      ======

     The reduction in the balance of related party loans during 2005 is primarily attributable to the retirement of directors during the year.

     At December 31, 2005 and 2004, the deposits of such related parties in the subsidiary bank amounted to approximately $32,084,000 and $7,141,000. Approximately $26,244,000 of these deposits relationships at December 31, 2005 were with two directors. Certificates of deposit comprise $16,152,000 of the $26,244,000 with $15,152,000 of these maturing in April, 2006.

     During 2005, 2004 and 2003, the Corporation received from an affiliated company $140,000, $180,000 and $180,000, respectively in rental income and, through its real estate management subsidiary, $77,000, $124,000 and $128,000, respectively, in personnel and management related fees. As of December 31, 2005 and 2004, approximately $52,000 and $44,000, respectively, in receivables were due from the affiliated company.

     An insurance agency owned by one of the Corporation's directors received commissions of approximately $180,567, $180,400, and $138,981 from the sale of insurance to the Corporation during 2005, 2004 and 2003, respectively.

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

                                                                  DECEMBER 31
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Commitments to extend credit................................  $215,951   $135,347
Standby letters of credit...................................    23,591     24,407

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

     During 2005, 2004 and 2003, the Corporation settled various litigation matters. The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

                     THE BANC CORPORATION AND SUBSIDIARIES

16.  BRANCH SALES

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

17.  REGULATORY RESTRICTIONS

     A source of funds available to the Corporation is the payment of dividends by its subsidiary. Regulations limit the amount of dividends that may be paid without prior approval of the subsidiary's regulatory agency. Approximately $25,000,000 in retained earnings are available to be paid as dividends by the subsidiary at December 31, 2005.

     During the forth quarter of 2005 the Corporation became a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

     Simultaneously, the Corporation's subsidiary bank's charter was changed to a federal savings bank charter and is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Corporation's banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and its subsidiaries financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and its subsidiary meet all capital adequacy requirements to which it is subject.

     As of December 31, 2005 and 2004, the most recent notification from the subsidiary's primary regulators categorized the subsidiary as "well capitalized" under the regulatory framework for prompt corrective action.

                     THE BANC CORPORATION AND SUBSIDIARIES

17.  REGULATORY RESTRICTIONS -- (CONTINUED)

The table below represents the Corporation's and the subsidiary's regulatory and minimum regulatory capital requirements at December 31, 2005 and 2004 (dollars in thousands):

                                                                                        TO BE WELL
                                                                    FOR CAPITAL        CAPITALIZED
                                                                     ADEQUACY          UNDER PROMPT
                                                    ACTUAL           PURPOSES       CORRECTIVE ACTION
                                               ----------------   ---------------   ------------------
                                                AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                               --------   -----   -------   -----   ---------   ------
AS OF DECEMBER 31, 2005
Tier 1 Core Capital (to Adjusted Total
  Assets)
  Corporation................................  $115,852    8.30%  $55,810   4.00%   $ 69,763     5.00%
  Superior Bank..............................   110,929    8.02    55,332   4.00      69,165     5.00
Total Capital (to Risk Weighted Assets)
  Corporation................................  $126,444   11.08   $91,295   8.00    $114,119    10.00
  Superior Bank..............................   121,521   10.76    90,347   8.00     112,934    10.00
Tier 1 Capital (to Risk Weighted Assets)
  Corporation................................   115,852   10.15       N/A    N/A      68,471     6.00
  Superior Bank..............................   110,929    9.82       N/A    N/A      67,760     6.00
Tangible Capital (to Adjusted Total Assets)
  Corporation................................   115,852    8.30    20,929   1.50         N/A      N/A
  Superior Bank..............................   110,929    8.02    20,749   1.50         N/A      N/A
AS OF DECEMBER 31, 2004
Total Capital (to Risk Weighted Assets)
  Corporation................................  $126,288   11.51%  $87,788   8.00%   $109,735    10.00%
  Superior Bank..............................   123,074   11.37    86,614   8.00     108,268    10.00
Tier 1 Capital (to Risk Weighted Assets)
  Corporation................................   110,326   10.05    43,894   4.00      65,841     6.00
  Superior Bank..............................   110,531   10.21    43,307   4.00      64,961     6.00
Tier 1 Capital (to Average Assets)
  Corporation................................   110,326    7.98    55,292   4.00      69,115     5.00
  Superior Bank..............................   110,531    8.05    54,915   4.00      68,644     5.00

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

     Investment securities available for sale. Fair values for investment securities are based on quoted market prices. The carrying values of stock in FHLB and Federal Reserve Bank approximate fair values.

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

                     THE BANC CORPORATION AND SUBSIDIARIES

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     The estimated fair values of the Corporation's financial instruments are as follows:

                                          DECEMBER 31, 2005         DECEMBER 31, 2004
                                       -----------------------   -----------------------
                                        CARRYING       FAIR       CARRYING
                                         AMOUNT       VALUE        AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
Financial assets:
  Cash and due from banks............  $   35,088   $   35,088   $   23,489   $   23,489
  Interest-bearing deposits in other
     banks...........................       9,772        9,772       11,411       11,411
  Federal funds sold.................          --           --       11,000       11,000
  Securities available for sale......     242,595      242,595      288,308      288,308
  Mortgage loans held for sale.......      21,355       21,355        8,095        8,095
  Net loans..........................     951,242      949,177      922,325      920,746
  Stock in FHLB and Federal Reserve
     Bank............................      10,966       10,966       11,787       11,787
  Accrued interest receivable........       7,081        7,081        6,237        6,237
Financial liabilities:
  Deposits...........................   1,043,696    1,041,177    1,067,206    1,066,102
  Advances from FHLB.................     181,090      184,188      156,090      161,961
  Federal funds borrowed and security
     repurchase agreements...........      33,406       33,286       49,456       49,456
  Notes payable......................       3,755        3,755        3,965        3,965
  Junior subordinated debentures owed
     to unconsolidated subsidiary
     trusts..........................      31,959       33,980       31,959       33,050
  Interest rate swaps................         953          953          218          218

19.  OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
Professional fees.......................................  $ 2,745   $ 3,344   $ 4,147
Directors fees..........................................      380       191       387
Insurance and assessments...............................    2,344     2,410     2,631
Postage, stationery and supplies........................      997     1,013       751
Advertising.............................................      857       657     1,112
Foreclosure losses......................................      796       967     1,054
Other operating expense.................................    6,250     5,534     7,740
                                                          -------   -------   -------
Total...................................................  $14,369   $14,116   $17,822
                                                          =======   =======   =======

20.  CONCENTRATIONS OF CREDIT RISK

     All of the Corporation's loans, commitments and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type of loan or commitment are set forth in Notes 3 and 15, respectively.

     The Corporation maintains cash balances and federal funds sold at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $100,000. At various times throughout the year, cash balances held at these institutions will exceed federally

                     THE BANC CORPORATION AND SUBSIDIARIES

20.  CONCENTRATIONS OF CREDIT RISK -- (CONTINUED)



insured limits. Superior Bank's management monitors these institutions on a quarterly basis in order to determine that the institutions meet
"well-capitalized" guidelines as established by the FDIC.

21.  NET (LOSS) INCOME PER COMMON SHARE

     The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share (in thousands, except per share amounts):

                                                           2005      2004      2003
                                                          -------   -------   -------
Numerator:
  Net (loss) income.....................................  $(5,786)  $ 1,187   $17,499
  Less preferred dividends..............................     (305)     (446)     (219)
  Less conversion of preferred stock....................   (2,006)       --        --
                                                          -------   -------   -------
  For basic and diluted, net (loss) income applicable to
     common stockholders................................  $(8,097)  $   741   $17,280
                                                          =======   =======   =======
Denominator:
  For basic, weighted average common shares
     outstanding........................................   19,154    17,583    17,492
  Effect of dilutive stock options......................       --       232       193
  Effect of convertible preferred stock.................       --        --       452
                                                          -------   -------   -------
  Average common shares outstanding, assuming
     dilution...........................................   19,154    17,815    18,137
                                                          =======   =======   =======
Basic net (loss) income per common share................  $  (.42)  $   .04   $   .99
                                                          =======   =======   =======
Diluted net (loss) income per common share..............  $  (.42)  $   .04   $   .95
                                                          =======   =======   =======

     Basic net (loss) income per common share is calculated by dividing net
(loss) income, less dividend requirements on outstanding convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

     Diluted net income (loss) per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 620,301 shares of common stock and the weighted average effect of 382,192 shares of convertible preferred stock prior to conversion were not included in computing diluted net (loss) per share for the year ended December 31, 2005, and for the year ended December 31, 2004, the effect of 775,000 shares of convertible preferred stock was not included because their effects were anti-dilutive. No shares of convertible preferred stock remained outstanding at December 31, 2005.

                     THE BANC CORPORATION AND SUBSIDIARIES

22.  PARENT COMPANY

     The condensed financial information (unaudited) for The Banc Corporation (Parent Company only) is presented as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
STATEMENTS OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $  2,070   $    135
  Investment in subsidiaries................................   127,361    127,098
  Intangibles, net..........................................       214        214
  Premises and equipment -- net.............................     7,763      8,040
  Other assets..............................................     8,964      5,315
                                                              --------   --------
                                                              $146,372   $140,802
                                                              ========   ========
Liabilities:
  Accrued expenses and other liabilities....................  $  5,593   $  4,339
  Notes payable.............................................     3,755      3,965
  Subordinated debentures...................................    31,959     31,959
Stockholders' equity........................................   105,065    100,539
                                                              --------   --------
                                                              $146,372   $140,802
                                                              ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2005      2004       2003
                                                        --------   -------   --------
STATEMENTS OF OPERATIONS
Income:
  Dividends from subsidiaries.........................  $  2,585   $ 2,576   $     75
  Interest............................................        15        13         19
  Other income........................................       852     3,397      3,315
                                                        --------   -------   --------
                                                           3,452     5,986      3,409
Expense:
  Directors' fees.....................................       270        74         45
  Salaries and benefits...............................    10,831     3,219      6,792
  Occupancy expense...................................       897       615        654
  Interest expense....................................     3,142     2,653      2,600
  Other...............................................     2,257       937      1,240
                                                        --------   -------   --------
                                                          17,397     7,498     11,331
                                                        --------   -------   --------
Loss before income taxes and equity in undistributed
  earnings of subsidiaries............................   (13,945)   (1,512)    (7,922)
Income tax benefit....................................     6,445     1,822      2,618
                                                        --------   -------   --------
(Loss) income before equity in undistributed earnings
  of subsidiaries.....................................    (7,500)      310     (5,304)
Equity in undistributed earnings of subsidiaries......     1,714       877     22,803
                                                        --------   -------   --------
Net (loss) income.....................................  $ (5,786)  $ 1,187   $ 17,499
                                                        ========   =======   ========

                     THE BANC CORPORATION AND SUBSIDIARIES

22.  PARENT COMPANY -- (CONTINUED)


                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2005      2004       2003
                                                        --------   -------   --------
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net (loss) income.....................................  $ (5,786)  $ 1,187   $ 17,499
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
  Amortization and depreciation expense...............       257       213        228
  Equity in undistributed earnings of subsidiaries....    (1,714)     (877)   (22,803)
  Increase (decrease) in other liabilities............     1,063    (1,815)     4,061
  Increase in other assets............................    (1,931)     (461)    (1,037)
                                                        --------   -------   --------
          Net cash used by operating activities.......    (8,111)   (1,753)    (2,052)
INVESTING ACTIVITIES
Proceeds from sale of premises and equipment..........        19        --         --
Purchases of premises and equipment...................        --    (2,117)       (37)
Capital contribution to subsidiaries..................        --        --     (5,000)
                                                        --------   -------   --------
          Net cash used in investing activities.......        19    (2,117)    (5,037)
FINANCING ACTIVITIES
Proceeds from issuance of common stock................    10,542       203        506
Proceeds from issuance of preferred stock.............        --        --      6,193
Proceeds from note payable............................        --     2,250      2,100
Principal payment on note payable.....................      (210)     (210)      (175)
Cash dividends paid...................................      (305)     (447)      (219)
                                                        --------   -------   --------
          Net cash provided by financing activities...    10,027     1,796      8,405
          Net increase (decrease) in cash.............     1,935    (2,074)     1,316
          Cash at beginning of year...................       135     2,209        893
                                                        --------   -------   --------
          Cash at end of year.........................  $  2,070   $   135   $  2,209
                                                        ========   =======   ========

23.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited results of operations for each quarter of 2005 and 2004 follows (in thousands, except per share data):

                                                 FIRST     SECOND     THIRD    FOURTH
                                                QUARTER    QUARTER   QUARTER   QUARTER
                                                --------   -------   -------   -------
2005 (AS RESTATED)(1)
  Total interest income.......................  $ 18,186   $18,957   $19,479   $20,658
  Total interest expense......................     8,579     9,108    10,005    10,563
  Net interest income.........................     9,607     9,849     9,474    10,095
  Provision for loan losses...................       750     1,500       500       750
  Securities (losses) gains...................      (909)      (68)       --        29
  Changes in fair value of derivatives........      (230)      933      (863)     (165)
  (Loss) income before income taxes...........   (13,218)    1,560      (127)    1,387
  Net (loss) income...........................    (8,161)    1,148       137     1,090
  Basic net (loss) income per common share....      (.44)     (.06)      .01       .06
  Diluted net (loss) income per common
     share....................................      (.44)     (.06)      .01       .05

                     THE BANC CORPORATION AND SUBSIDIARIES

23.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) -- (CONTINUED)


                                                 FIRST     SECOND     THIRD    FOURTH
                                                QUARTER    QUARTER   QUARTER   QUARTER
                                                --------   -------   -------   -------
2004
  Total interest income.......................  $ 15,494   $16,098   $16,750   $17,818
  Total interest expense......................     6,569     6,587     7,022     7,945
  Net interest income.........................     8,925     9,511     9,728     9,873
  Provision for loan losses...................        --        --        --       975
  Securities gains (losses)...................       391        37        (4)     (498)
  Gain on sale of branches....................       739        --        --        --
  Income (loss) before income taxes...........     1,547     1,143    (1,315)     (984)
  Net income (loss)...........................     1,228     1,064      (830)     (275)
  Basic net income (loss) per common share....       .07       .05      (.05)     (.03)
  Diluted net income (loss) per common
     share....................................       .07       .05      (.05)     (.03)

---------------

(1) The Corporation filed amendments on Form 10Q/A restating its previously reported results for the first three quarters of 2005. See Note
    1 -- Derivative Financial Instruments and Hedging Activities.

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

                                                               ALABAMA     FLORIDA
                                                                REGION      REGION     COMBINED
                                                              ----------   --------   ----------
                                                                        (IN THOUSANDS)
2005
Net interest income.........................................  $   27,272   $ 11,753   $   39,025
Provision for loan losses...................................       3,455         45        3,500
Noninterest income(1).......................................      13,426      1,271       14,697
Noninterest expense(2)(3)...................................      56,462      4,158       60,620
Income tax (benefit) expense................................      (7,144)     2,532       (4,612)
Net (loss) income...........................................     (12,075)     6,289       (5,786)
Total assets................................................   1,112,700    302,769    1,415,469
2004
Net interest income.........................................  $   27,362   $ 10,675   $   38,037
Provision for loan losses...................................       3,223     (2,248)         975
Noninterest income..........................................       9,922      1,344       11,266
Noninterest expense(2)......................................      40,876      7,061       47,937
Income tax (benefit) expense................................      (3,739)     2,943         (796)
Net (loss) income...........................................      (3,076)     4,263        1,187
Total assets................................................   1,160,747    262,381    1,423,128

                     THE BANC CORPORATION AND SUBSIDIARIES

24.  SEGMENT REPORTING -- (CONTINUED)


                                                               ALABAMA     FLORIDA
                                                                REGION      REGION     COMBINED
                                                              ----------   --------   ----------
                                                                        (IN THOUSANDS)
2003
Net interest income.........................................  $   24,995   $ 17,731   $   42,726
Provision for loan losses...................................      12,190      8,785       20,975
Noninterest income..........................................      60,195      2,661       62,856
Noninterest expense(2)......................................      42,989     14,941       57,930
Income tax expense (benefit)................................      10,133       (955)       9,178
Net income (loss)...........................................      19,878     (2,379)      17,499
Total assets................................................     930,887    240,739    1,171,626

---------------

(1) Alabama Region includes proceeds from insurance settlement of $5,114,000.

(2) Noninterest expense for the Alabama Region includes all expenses for the holding company, which have not been prorated to the Florida region.

(3) Alabama Region includes management separation costs of $15,467,000.

25.  PREFERRED STOCK

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

26.  MANAGEMENT SEPARATION COSTS AND INSURANCE SETTLEMENT

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

                     THE BANC CORPORATION AND SUBSIDIARIES

26.  MANAGEMENT SEPARATION COSTS AND INSURANCE SETTLEMENT -- (CONTINUED)

     Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor $3,940,155 on January 24, 2005 and $3,152,124 in December 2005, and will pay $788,031 by January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a "key man" life insurance policy to Mr. Taylor, and the maintenance of such policy by the Corporation for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

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

     In connection with the above described management separation transactions, the Corporation recognized pre-tax expenses of $15,467,000 for the year ended December 31, 2005. At December 31, 2005, the Corporation had $1,164,000 of accrued liabilities related to these agreements.

27.  SUBSEQUENT EVENT

     On March 6, 2006, the Corporation announced that it had signed a definitive agreement to merge with Kensington Bankshares, Inc. ("Kensington"). Kensington is the holding company for Kensington Bank, a Florida state bank with eight branches in the Tampa Bay area. Under the terms of the merger agreement, the Corporation will issue 1.6 shares of our common stock for each share of Kensington stock. Based on recent closing prices per share for the Corporation's common stock, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on the Corporation's share price at that time. The Tampa Bay area would be the Corporation's largest market and has a higher projected population growth than any of its current banking markets. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our audit committee engaged Carr, Riggs & Ingram, LLC, to serve as independent auditors with respect to our fiscal years ended December 31, 2004 and 2005. Carr, Riggs & Ingram, LLC, replaced Ernst & Young LLP, which had previously served as our independent auditors in June 2004. See Item 4.01 in our Current Report on Form 8-K/A, dated June 14, 2004, which is incorporated herein by reference. This change in independent auditors did not involve any disagreement of a type described in Item 304(a)(1)(iv) or any reportable event of a type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

CEO AND PFO CERTIFICATION

     Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer ("CEO") and our Chief Accounting Officer, who is currently our principal financial officer ("PFO") within the meaning of such term under the federal securities laws. The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this
Item 9A should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

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

     We conducted an evaluation (the "Evaluation") as of the end of the period covered by this annual report of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and PFO. Based upon the Evaluation, our CEO and PFO concluded that, except as noted below, our disclosure controls and procedures were effective to ensure that material information relating to The Banc Corporation and its subsidiaries was made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.

     As described below, in January 2006, our CEO and PFO advised the Audit Committee of our Board of Directors that they had reevaluated our disclosure controls and procedures as of December 31, 2004 and 2005 in light of subsequent interpretations of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and that, as a result of such reevaluation, management had identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations, with respect to certain interest rate swap transactions, and a failure to correct that error subsequently. The Audit Committee, after consultation with our independent registered public accountants, concurred in such reevaluation.

     Solely as a result of such material weakness, we concluded, upon reevaluation, that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2004. We further concluded that our internal control and our disclosure controls and procedures remained not effective as of the year ended December 31, 2005 for the same reason.

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

     Under the supervision of and with the participation of our CEO and PFO, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth for effective internal control over financial reporting as described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such review, evaluation and assessment, our management initially believed that we maintained effective internal control over financial reporting as of December 31, 2005.

     However, in January 2006, our CEO and PFO advised the Audit Committee of our Board of Directors that they had reevaluated our internal control over financial reporting as of December 31, 2004 and 2005 in light of subsequent interpretations of SFAS 133. In connection with such reevaluation, management determined that there had recently been considerable discussion within the accounting profession of the proper way to account for certain derivative instruments under SFAS 133, including interest rate swaps commonly used by financial institutions to hedge their interest rate exposure with respect to brokered certificates of deposit. We have entered into such swap arrangements from time to time, and have historically accounted for these swaps using an abbreviated method of fair value hedge accounting under SFAS 133, known as the "short-cut" method, which assumes that the hedging transactions are effective.

     However, in light of recent informal technical interpretations of accounting for these instruments, we determined that these swaps did not qualify for the short-cut method in prior periods because the swaps did not have a fair value of zero at inception, which is a requirement for use of the short-cut method under SFAS 133. Therefore, after discussions with our independent registered public accounting firm, we concluded that any fluctuations in the market value of these interest rate swaps should have been recorded through our income statement. Accordingly, while we believe that the swaps have been and will continue to be highly effective hedges, we determined that the use of the short-cut method in 2004 and in the first three quarters of 2005 constituted a material weakness in our internal control over financial reporting in light of our subsequent determination that such treatment did not comply with generally accepted accounting principles. Solely as a result of such material weakness, we concluded, upon reevaluation, that our internal control over financial reporting was not effective as of December 31, 2004 or during the year ended December 31, 2005.

     Our determination that such swaps did not qualify for hedge accounting under SFAS 133 did not have a material effect on our reported results of operations for the year ended December 31, 2004 or for prior periods, and thus we have not restated or amended such previously reported results for periods ended on or prior to December 31, 2004. We have filed amendments on Form 10-Q/A restating our previously reported results for the first three quarters of 2005 to reflect the effects of such determination. The cumulative impact of this revised treatment reduced earnings by $204,000, or $.01 per share, for the year ended December 31, 2005, as reflected in the financial statements included in this Annual Report on Form 10-K. The change had no impact on our cash flows.

     Our independent registered public accounting firm, Carr, Riggs & Ingram LLC, has issued an attestation report on such management's assessment, which is set forth below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Banc Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Banc Corporation and subsidiaries (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness over the accounting for interest rate swaps and the related hedged brokered certificates of deposit, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Corporation did not maintain effective controls to ensure the appropriate accounting for certain interest rate swaps and the related hedged brokered certificates of deposit. Specifically, the Corporation failed to correctly document, measure and record hedge ineffectiveness on certain interest rate swaps. This control deficiency could result in a misstatement to the interest rate swap derivative accounts and the brokered certificate of deposit accounts that would cause a material misstatement of the annual or interim financial statements that would not be prevented or detected. This control deficiency resulted in the restatement of the Corporation's first, second and third quarter interim consolidated financial statements for 2005. Accordingly, management has concluded that this control deficiency constitutes a material weakness as of December 31, 2005.

     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 16, 2006 on those financial statements.

     In our opinion, management's assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 16, 2006, expressed an unqualified opinion thereon.

/s/ Carr, Riggs & Ingram, LLC

Montgomery, Alabama
March 16, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of internal control over financial reporting as of December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, in January 2006 we identified a material weakness in our internal control over financial reporting as of December 31, 2005 relating to our accounting for certain interest rate swaps. We are in the process of remediating such material weakness. We have hired an outside service firm to provide support and technical expertise regarding the documentation, initial and ongoing testing and valuations of our interest rate swaps and hedge accounting. Our accounting personnel will also be required to receive annual training regarding the application of SFAS 133.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                              REGISTRANT; EXECUTIVE COMPENSATION; SECURITY
                              OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT AND RELATED STOCKHOLDER MATTERS;
                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management," "Nominees for Director," "Executive Officers," "Certain Information Concerning the Board of Directors and Its Committees," "Director Compensation," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation and Other Information," "Certain Transactions and Relationships" and "Proposal Number Five -- Ratification of Appointment of Independent Auditors -- Audit Fees," "-- Audit Related Fees,"
"-- Tax Fees," and "-- All Other Fees" included in The Banc Corporation's definitive proxy statement to be filed no later than April 30, 2006, in connection with The Banc Corporation's 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

       (3)-l   --    Restated Certificate of Incorporation of The Banc
                     Corporation, filed as Exhibit 3 to the Corporation's Current
                     Report on Form 8-K dated June 15, 2005, is hereby
                     incorporated herein by reference.
       (3)-2   --    Bylaws of The Banc Corporation, filed as Exhibit(3)-2 to The
                     Banc Corporation's Registration Statement on Form S-4
                     (Registration No. 333-58493), is hereby incorporated herein by reference.
       (4)-1   --    Amended and Restated Declaration of Trust, dated as of
                     September 7, 2000, by and among State Street Bank and Trust
                     Company of Connecticut, National Association, as
                     Institutional Trustee, The Banc Corporation, as Sponsor,
                     David R. Carter and James A. Taylor, Jr., as Administrators,
                     filed as Exhibit(4)-l to The Banc Corporation's Annual
                     Report on Form l0-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.
       (4)-2   --    Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust
                     Company of Connecticut, National Association, filed as
                     Exhibit(4)-2 to The Banc Corporation's Annual Report on Form
                     10-K for the year ended December 31, 2000, is hereby
                     incorporated herein by reference.
       (4)-3   --    Indenture, dated as of September 7, 2000, by and among The
                     Banc Corporation as issuer and State Street Bank and Trust
                     Company of Connecticut, National Association, as Trustee,
                     filed as Exhibit(4)-3 to The Banc Corporation's Annual
                     Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
       (4)-4   --    Placement Agreement, dated as of August 31, 2000, by and
                     among The Banc Corporation, TBC Capital Statutory Trust II,
                     Keefe Bruyette & Woods, Inc., and First Tennessee Capital
                     Markets, filed as Exhibit(4)-4 to The Banc Corporation's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000, is hereby incorporated herein by reference.
       (4)-5   --    Amended and Restated Declaration of Trust, dated as of July
                     16, 2001, by and among The Banc Corporation, The Bank of New
                     York, David R. Carter, and James A. Taylor, Jr. filed as
                     Exhibit(4)-5 to The Banc Corporation's Registration
                     Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
       (4)-6   --    Guarantee Agreement, dated as of July 16, 2001, by The Banc
                     Corporation and The Bank of New York filed as Exhibit(4)-6 to The Banc Corporation's Registration Statement on Form S-4
                     (Registration No. 333-69734) is hereby incorporated herein by reference.
       (4)-7   --    Indenture, dated as of July 16, 2001, by The Banc
                     Corporation and The Bank of New York filed as Exhibit(4)-7 to The Banc Corporation's Registration Statement on Form S-4
                     (Registration No. 333-69734) is hereby incorporated herein by reference.

       (4)-8   --    Placement Agreement, dated as of June 28, 2001, among TBC
                     Capital Statutory Trust III, and The Banc Corporation and
                     Sandler O'Neill & Partners, L.P. filed as Exhibit(4)-8 to
                     The Banc Corporation's Registration Statement on Form S-4
                     (Registration No. 333-69734) is hereby incorporated herein by reference.
       (4)-9   --    Stock Purchase Agreement, dated January 24, 2005, between
                     The Banc Corporation and the investors named therein, filed as Exhibit 4-1 to The Banc Corporation's Current Report on
                     Form 8-K dated January 24, 2005, is hereby incorporated
                     herein by reference.
      (4)-10   --    Registration Rights Agreement, dated January 24, 2005,
                     between The Banc corporation and the investors named
                     therein, filed as Exhibit 4-2 to The Banc Corporation's
                     Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
      (10)-1   --    Third Amended and Restated 1998 Stock Incentive Plan of The
                     Banc Corporation, filed as Exhibit (10)-1 to The Banc
                     Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is hereby incorporated herein by
                     reference.
      (10)-2   --    Commerce Bank of Alabama Incentive Stock Compensation Plan,
                     filed as Exhibit(4)-3 to The Banc Corporation's Registration
                     Statement on Form S-8, dated February 22, 1999 (Registration
                     No. 333-72747), is hereby incorporated herein by reference.
      (10)-3   --    The Banc Corporation 401(k) Plan, filed as Exhibit(4)-2 to
                     The Banc Corporation's Registration Statement on Form S-8,
                     dated January 21, 1999 (Registration No. 333-7953), is
                     hereby incorporated herein by reference.
      (10)-4   --    Employment Agreement by and between The Banc Corporation and
                     James A. Taylor, filed as Exhibit (10)-1 to The Banc
                     Corporation's Quarterly Report on Form 10-Q for quarter
                     ended March 31, 2002 is hereby incorporated herein by
                     reference.
      (10)-5   --    Deferred Compensation Agreement by and between The Banc
                     Corporation and James A. Taylor, filed as Exhibit (10)-2 to
                     The Banc Corporation's Registration Statement on Form S-l
                     (Registration No. 333-67011), is hereby incorporated herein by reference.
      (10)-6   --    Employment Agreement, dated as of September 19, 2000, by and between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit (10)-8 to The Banc Corporation's Annual Report on
                     Form 10-K for the year ended December 31, 2001, is hereby
                     incorporated herein by reference.
      (10)-7   --    Form of Deferred Compensation Agreement by and between The
                     Banc Corporation and the individuals listed on Schedule A
                     attached thereto filed as Exhibit (10)-11 to The Banc
                     Corporation's Annual Report on Form 10-K for the year ended
                     December 31, 1999, is hereby incorporated herein by
                     reference.
      (10)-8   --    Form of Deferred Compensation Agreement by and between The
                     Bank and the individuals listed on Schedule A attached
                     thereto filed as Exhibit (10)-11 to The Banc Corporation's
                     Annual Report on Form 10-K for the year ended December 31,
                     1999, is hereby incorporated herein by reference.
      (10)-9   --    Agreement dated as of June 30, 2005, by and between The Banc
                     Corporation and David R. Carter, filed as Exhibit 10-3 to
                     The Banc Corporation's Current Report on Form 10-K dated
                     July 21, 2005, is hereby incorporated herein by reference.
     (10)-10   --    Agreement, dated as of June 30, 2005, by and between The
                     Banc Corporation and F. Hampton McFadden, Jr., filed as
                     Exhibit 10-4 to The Banc Corporation's Current Report on
                     Form 8-K dated July 21, 2005, is hereby incorporated herein by reference.
     (10)-11   --    The Banc Corporation and Subsidiaries Employee Stock
                     Ownership Plan, filed as Exhibit (10)-13 to The Banc
                     Corporation's Annual Report on Form 10-K for the year ended
                     December 31, 2002, is hereby incorporated herein by
                     reference.
     (10)-12   --    Agreement, dated January 24, 2005, between The Banc
                     Corporation and James A. Taylor, Sr., filed as Exhibit 10-3 to The Banc Corporation's Current Report on Form 8-K dated
                     January 24, 2005, is hereby incorporated herein by
                     reference.
     (10)-13   --    Agreement, dated January 24, 2005, between The Banc
                     Corporation and James A. Taylor, Jr., filed as Exhibit 10-4 to The Banc Corporation's Current Report on Form 8-K dated
                     January 24, 2005, is hereby incorporated herein by
                     reference.

     (10)-14   --    Employment Agreement, dated January 24, 2005, by and between
                     The Banc Corporation, The Bank and C. Stanley Bailey, filed as Exhibit 10-5 to The Banc Corporation's Current Report on
                     Form 8-K dated January 24, 2005, is hereby incorporated
                     herein by reference.
     (10)-15   --    Employment Agreement, dated January 24, 2005, by and between
                     The Banc Corporation, The Bank and C. Marvin Scott, filed as
                     Exhibit 10-6 to The Banc Corporation's Current Report on
                     Form 8-K dated January 24, 2005, is hereby incorporated
                     herein by reference.
     (10)-16   --    Employment Agreement, dated January 24, 2005, by and between
                     The Banc Corporation, The Bank and Rick D. Gardner, filed as
                     Exhibit 10-7 to The Banc Corporation's Current Report on
                     Form 8-K dated January 24, 2005, is hereby incorporated
                     herein by reference.
     (10)-17   --    Agreement and Plan of Merger between Kensington Bankshares,
                     Inc. and The Banc Corporation, dated March 6, 2006, filed as
                     Exhibit 10 to the Banc Corporation's Current Report on Form
                     8-K dated March 6, 2006, is hereby incorporated herein by
                     reference.
        (16)   --    Letter from Ernst & Young LLP dated September 21, 2004,
                     filed as Exhibit (16)-1 to The Banc Corporation's Current
                     Report on Form 8-K/A dated June 14, 2004, is hereby
                     incorporated herein by reference.
        (21)   --    Subsidiaries of The Banc Corporation.
      (23)-1   --    Consent of Carr, Riggs & Ingram, LLC
      (23)-2   --    Consent of Ernst & Young LLP
        (31)   --    Certifications of Chief Executive Officer and Principal
                     Financial Officer pursuant to Rule 13a-14(a).
        (32)   --    Certifications of Chief Executive Officer and Principal
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

                                          THE BANC CORPORATION

                                          By      /s/ C. Stanley Bailey
                                            ------------------------------------
                                                     C. Stanley Bailey
                                                  Chief Executive Officer

March 16, 2006

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and James C. Gossett, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation's 2005 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ C. Stanley Bailey                  Chief Executive Officer          March 16, 2006
-----------------------------------------------------    (Principal Executive Officer)
                  C. Stanley Bailey                      and Director

                /s/ James C. Gossett                   Chief Accounting Officer         March 16, 2006
-----------------------------------------------------    (Principal Financial and
                  James C. Gossett                       Accounting Officer)

                 /s/ James A. Taylor                   Chairman of the Board            March 16, 2006
-----------------------------------------------------
                   James A. Taylor

                  /s/ Roger Barker                     Director                         March 16, 2006
-----------------------------------------------------
                    Roger Barker

                 /s/ K. Earl Durden                    Director                         March 16, 2006
-----------------------------------------------------
                   K. Earl Durden

                 /s/ Rick D. Gardner                   Director                         March 16, 2006
-----------------------------------------------------
                   Rick D. Gardner

             /s/ Thomas E. Jernigan, Jr.               Director                         March 16, 2005
-----------------------------------------------------
               Thomas E. Jernigan, Jr.

             /s/ James Mailon Kent, Jr.                Director                         March 16, 2006
-----------------------------------------------------
               James Mailon Kent, Jr.

                  /s/ James M. Link                    Director                         March 16, 2006
-----------------------------------------------------
                    James M. Link

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ Barry Morton                     Director                         March 16, 2006
-----------------------------------------------------
                    Barry Morton

             /s/ Robert R. Parrish, Jr.                Director                         March 16, 2006
-----------------------------------------------------
               Robert R. Parrish, Jr.

                 /s/ C. Marvin Scott                   Director                         March 16, 2006
-----------------------------------------------------
                   C. Marvin Scott

               /s/ Michael E. Stephens                 Director                         March 16, 2006
-----------------------------------------------------
                 Michael E. Stephens

                 /s/ James C. White                    Director                         March 16, 2006
-----------------------------------------------------
                 James C. White, Sr.