Form 10-Q
period 2006-03-31
BANC CORP
filed 2006-05-10
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________  TO _________
Commission File number 0-25033
The Banc Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1201350

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
17 North 20th Street, Birmingham, Alabama 35203

(Address of Principal Executive Offices)
(205) 327-1400

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2006

Common stock, $.001 par value	20,084,587

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Cash and due from banks	$29,412	$35,088
Interest-bearing deposits in other banks	8,668	9,772
Federal funds sold	4,905	—
Investment securities available for sale	238,706	242,595
Mortgage loans held for sale	17,711	21,355
Loans, net of unearned income	989,576	963,253
Less: Allowance for loan losses	(11,999)	(12,011)

Net loans	977,577	951,242

Premises and equipment, net	56,388	56,017
Accrued interest receivable	6,638	7,081
Stock in FHLB	10,272	10,966
Cash surrender value of life insurance	39,535	39,169
Goodwill and intangible assets	12,018	12,090
Other assets	30,137	30,094

TOTAL ASSETS	$1,431,967	$1,415,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$95,584	$92,342
Interest-bearing	982,269	951,354

TOTAL DEPOSITS	1,077,853	1,043,696
Advances from FHLB	166,090	181,090
Federal funds borrowed and security repurchase agreements	31,006	33,406
Notes payable	3,703	3,755
Junior subordinated debentures owed to unconsolidated subsidiary trusts	31,959	31,959
Accrued expenses and other liabilities	15,553	16,498

TOTAL LIABILITIES	1,326,164	1,310,404
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 35,000,000 shares; shares issued 20,351,736 and 20,221,456, respectively; outstanding 20,084,587 and 19,980,261, respectively	20	20
Surplus	88,743	87,979
Retained earnings	22,344	21,494
Accumulated other comprehensive loss	(3,505)	(2,544)
Treasury stock, at cost	(310)	(341)
Unearned ESOP stock	(1,489)	(1,543)

TOTAL STOCKHOLDERS’ EQUITY	105,803	105,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431,967	$1,415,469

See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$18,418	$14,878
Interest on taxable securities	2,760	2,925
Interest on tax exempt securities	78	58
Interest on federal funds sold	35	82
Interest and dividends on other investments	358	243

Total interest income	21,649	18,186
INTEREST EXPENSE
Interest on deposits	8,413	6,037
Interest on other borrowed funds	2,471	1,844
Interest on subordinated debentures	761	698

Total interest expense	11,645	8,579

NET INTEREST INCOME	10,004	9,607
Provision for loan losses	600	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,404	8,857
NONINTEREST INCOME
Service charges and fees on deposits	1,031	1,112
Mortgage banking income	531	446
Investment securities losses	—	(909)
Change in fair value of derivatives	70	(230)
Increase in cash surrender value of life insurance	420	351
Other income	450	477

TOTAL NONINTEREST INCOME	2,502	1,247
NONINTEREST EXPENSES
Salaries and employee benefits	5,869	5,402
Occupancy, furniture and equipment expense	1,847	1,981
Management separation costs	—	12,377
Other operating expenses	3,090	3,562

TOTAL NONINTEREST EXPENSES	10,806	23,322

Income (loss) before income taxes	1,100	(13,218)
INCOME TAX EXPENSE (BENEFIT)	250	(5,057)

NET INCOME (LOSS)	$850	$(8,161)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.04	$(0.44)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.04	$(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,015	18,406
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING DILUTION	20,673	18,406
See Notes to Condensed Consolidated Financial Statements.

THE BANC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2006	2005
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$6,043	$(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	1,104	2,831
Net (increase) decrease in federal funds sold	(4,905)	4,000
Proceeds from maturities of investment securities available for sale	3,193	15,489
Purchases of investment securities available for sale	(877)	(5,040)
Net increase in loans	(26,323)	(5,690)
Proceeds from sales of premises and equipment	—	2,243
Purchases of premises and equipment	(1,145)	(150)
Increase in other investments	(192)	(43)

Net cash provided by investing activities	(29,145)	13,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	34,157	12,130
Net decrease in FHLB advances and other borrowed funds	(17,400)	(11,643)
Payments made on notes payable	(52)	(53)
Proceeds from sale of common stock	721	7,455

Net cash provided by financing activities	17,426	7,889

Net (decrease) increase in cash and due from banks	(5,676)	1,529
Cash and due from banks at beginning of period	35,088	23,489

CASH AND DUE FROM BANKS AT END OF PERIOD	$29,412	$25,018

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The condensed statement of financial condition at December 31, 2005, which has been derived from the financial statements audited by Carr, Riggs & Ingram, LLC, independent public accountants, as indicated in their report included in the Corporation’s Annual Report on Form 10-K, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The Corporation recently amended its reports on Form 10-Q for the first, second and third quarters of 2005 due to inaccuracies in the original Form 10-Qs related to the Corporation’s accounting for certain derivative financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In 2005 and prior years, the Corporation entered into interest rate swap agreements (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. From the inception of the hedging program, the Corporation applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps which allowed it to assume no ineffectiveness in these transactions (the so-called “short-cut” method). The Corporation has recently concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swap not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Therefore, any gains and losses attributable to the change in fair value are recognized in earnings during the period of change in fair value. The Corporation’s determination that such swaps did not qualify for hedge accounting under SFAS 133 did not have a material effect on its reported results of operations for the year ended December 31, 2004 or for prior periods, and thus the Corporation has not restated or amended such previously reported results for periods ended on or prior to December 31, 2004. (See Note 11)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 155
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be applicable to the Corporation beginning on or after January 1, 2007. The provisions of SFAS 155 are not expected to have a material impact on the Corporation.
Statement of Financial Accounting Standards No. 156
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 will be applicable to the Corporation beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The provisions of SFAS 156 are not expected to have a material impact on the Corporation.
NOTE 3 — RECENT DEVELOPMENTS
On March 6, 2006, the Corporation announced that it had signed a definitive agreement to merge with Kensington Bankshares, Inc. (“Kensington”). Kensington is the holding company for Kensington Bank, a Florida state bank with eight branches in the Tampa Bay area. Under the terms of the merger agreement, the Corporation will issue 1.6 shares of its common stock for each share of Kensington stock and will pay cash for certain outstanding Kensington stock options. Based on closing prices per share for the Corporation’s common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on the Corporation’s share price at that time. The Tampa Bay area would be the Corporation’s largest market and has a higher projected population growth than any of its current banking markets. The merger is currently expected to occur during the third quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
On May 1, 2006, the Corporation announced that it had signed a definitive agreement to merge with Community Bancshares, Inc. (“Community”). Community is the holding company for Community Bank, an Alabama state bank with 18 branches located primarily in northeast Alabama. Under the terms of the merger agreement, the Corporation will issue 0.8974 shares of its common stock for each share of Community stock and will pay cash for certain outstanding Community stock options and warrants. Based on closing prices per share for the Corporation’s common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $98.0 million. The actual value at consummation will be based on the Corporation’s share price at that time. The merger is currently expected to occur by year-end 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
NOTE 4 — ASSET SALES
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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2005. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

	Alabama	Florida
	Region	Region	Combined
Three months ended March 31, 2006
Net interest income	$6,360	$3,644	$10,004
Provision for loan losses	789	(189)	600
Noninterest income	2,256	246	2,502
Noninterest expense (1)	9,714	1,092	10,806
Income (benefit) tax expense	(706)	956	250
Net (loss) income	(1,181)	2,031	850
Total assets	1,129,776	302,191	1,431,967
Three months ended March 31, 2005
Net interest income	$6,778	$2,829	$9,607
Provision for loan losses	733	17	750
Noninterest income	923	324	1,247
Noninterest expense (1) (2)	22,174	1,148	23,322
Income (benefit) tax expense	(5,639)	582	(5,057)
Net (loss) income	(9,567)	1,406	(8,161)
Total assets	1,151,859	275,075	1,426,934

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(2)	See Notes 4 and 12 concerning the amount of management separation costs and loss on the sale of assets.

NOTE 6 — NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
For basic and diluted, net income (loss)	$850	$(8,161)

Denominator:
For basic, weighted average common shares outstanding	20,015	18,406
Effect of dilutive stock options	658	—

Average diluted common shares outstanding	20,673	18,406

Basic and diluted net income (loss) per common share	$.04	$(.44)

NOTE 7 — COMPREHENSIVE LOSS
Total comprehensive loss was $(111,000) and $(9,626,000) for the three-month periods ended March 31, 2006 and 2005, respectively. Total comprehensive loss consists of net income (loss) and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.
During the first quarter of 2005, the Corporation realized a $909,000 pre-tax loss as a result of a $50 million sale of bonds in the investment portfolio, which closed in April 2005. The Corporation reinvested the proceeds in bonds intended to enhance the yield and cash flows of its investment securities portfolio. The new investment securities are classified as available for sale.
NOTE 8 — INCOME TAXES
The difference between the effective tax rate and the federal statutory rate in 2006 and 2005 is primarily due to certain tax-exempt income.
The Corporation’s federal and state income tax returns for the years 2000 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, the Corporation is subject to challenges from governmental authorities regarding amounts of taxes due. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from management’s current assessment of the proposed adjustments, the effective tax rate in any given financial reporting period may be materially different from the current effective tax rate.
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
The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under regulatory guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

	March 31,	December 31,
	2006	2005
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of March 31, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 8.53% and 7.67%, respectively.
Prior to the conversion of its subsidiary’s charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distribution on its trust preferred securities in January, March, July and September 2005.
NOTE 10 — STOCKHOLDERS’ EQUITY
On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period, with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. During 2003, 15,000 shares of this restricted common stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005, the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreement entered into during 2005 (see Note 12), vesting was accelerated on 124,375 shares of restricted stock. As of March 31, 2006, 13,330 shares of unvested restricted stock issued to continuing directors remained outstanding. The outstanding shares of restricted stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the year ended December 31, 2005, the Corporation recognized $648,000 in restricted stock expense, primarily related to the accelerated vesting from the management separation agreements included in the amount of management separation costs. No restricted stock expense was recognized for the period ended March 31, 2006. For the period ended March 31, 2005, the Corporation recognized $519,000, in restricted stock expense, of which $486,000 was related to the accelerated vesting from the management separation agreements and was included in the amount of management separation costs.
The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees who are at least age 21 and have completed a year of service. As of March 31, 2006, the ESOP has been leveraged with 273,400 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.
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

Compensation expense that the Corporation recognized during the periods ended March 31, 2006 and 2005 was $76,000 and $66,000, respectively. The ESOP shares as of March 31, 2006 were as follows:

March 31, 2006
Allocated shares	82,028
Estimated shares committed to be released	6,675
Unreleased shares	184,697

Total ESOP shares	273,400

Fair value of unreleased shares	$3,239,790

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”). The new standard, which became effective for the Corporation in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation expects to recognize compensation expense for any stock awards granted after December 31, 2005. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 have vested in full, no future compensation expense will be recognized on these awards. During the first quarter of 2005, the Corporation granted 1,690,937 options to the new management team. These options have exercise prices ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the tables below.
     The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation’s common stock. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation’s common stock on the grant date.. Some of the options granted under the plan in the past vested over a five-year period, while others vested based on certain benchmarks relating to the trading price of the Corporation’s common stock, with an outside vesting date of five years from the date of grant. More recent grants have followed this benchmark-vesting formula
     The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting and ten-year term of the awards. The Corporation does not have adequate historical data to estimate option exercise and employee termination, thus no estimate of the forfeiture rate has been made.. During the first quarter of 2006 no significant amounts of stock options were awarded. The Corporation used the following weighted-average assumptions for the three-month period ended March 31, 2006:

Risk-free interest rate	4.85%
Volatility factor	.48%
Weighted average life of options (in years)	7.00
Dividend yield	0.00%
     A summary of stock option activity as of March 31, 2006 and changes during the three-month period then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, beginning of period	3,031,946	$7.81
Granted	25,000	11.35
Exercised	(110,985)	6.15
Forfeited	(4,043)	9.06

Under option, end of period	2,941,918	$7.90	7.96	$11,622,410

Exercisable at end of period	2,921,918	$7.88	7.95	$11,612,410

Weighted-average fair value per option of options granted during the period	$6.36

The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $617,000. As of March 31, 2006, there was $121,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a five-year period unless the shares vest earlier based on achievement of benchmark trading price levels. During the first quarter of 2006, the Corporation reorganized approximately $38,000 in compensation expense related to options granted during the quarter.
Prior to January 1, 2006 the Corporation applied the disclosure-only provisions of SFAS 123, which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion 25. The Corporation elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Corporation had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
The Corporation’s pro forma information for the period prior to the adoption of SFAS 123R follows (in thousands, except earnings per share information):

For the three-
month period
ended
March 31,
2005
Net loss:
As reported	$(8,161)
Pro forma	(10,322)
Loss per common share:
As reported	$(.44)
Pro forma	(.56)
Diluted loss per common share:
As reported	$(.44)
Pro forma	(.56)

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for the quarter ended:

March 31,
2005
Risk-free interest rate	4.34%
Volatility factor	.41
Weighted average life of options	7.0
Dividend yield	0.00
NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Corporation uses derivative financial instruments to assist in its interest rate risk management process. The Corporation’s derivative financial instruments include interest rate exchange contracts (“swaps”).
An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. The Corporation is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange, but does not anticipate that any counterparty will fail to meet its payment obligation.
As of March 31, 2006 and December 31, 2005, the Corporation had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (See Note 1). During the first quarter of 2006, the Corporation designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Corporation will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statements of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of March 31, 2006, the amount of CD swaps designated as fair value hedges totaled $46,210,000.
Prior to the first quarter of 2006 and for the portion of CD swaps that are not designated as fair value hedges, the Corporation reported the change in the fair value of these CD swaps as a separate component of noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities.
As of March 31, 2006 and December 31, 2005, these CD swaps had a recorded negative fair value of $1,669,000 and $992,000 and a weighted average life of 8.65 and 8.89 years, respectively. The weighted average fixed rate (receiving rate) was 4.51% and the weighted average variable rate (paying rate) is 4.75% and 4.22% (LIBOR based), respectively.
The Corporation also has entered into an interest rate swap agreement with a notional amount of $15,000,000 to hedge the variability in cash flows on $15,000,000 million of FHLB borrowings. Under the terms of the interest rate swap, which matures in September 2006, the Corporation receives a floating interest rate based on LIBOR and pays a fixed rate of 4.33%. This contract, which is accounted for as a cash flow hedge, satisfies the criteria to use the “short-cut” method of accounting for hedging the variability in cash flow on FHLB borrowings due to changes in the LIBOR rate. The short-cut method allows the Corporation to assume that there is no ineffectiveness in the hedging relationship.
NOTE 12 — MANAGEMENT SEPARATION COSTS
On January 24, 2005, the Corporation entered into agreements with James A. Taylor and James A. Taylor, Jr. under which they would continue to serve as Chairman of the Board of the Corporation and as a director of the Corporation, respectively, but would cease their employment as officers and directors of the Corporation’s banking subsidiary.
Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor $3,940,155 on January 24, 2005, and $3,152,124 in December 2005, and will pay $788,031 by January 24, 2007. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a “key man” life insurance policy to Mr. Taylor, and the maintenance of such policy by us for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his prior employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.
Under the agreement with Mr. Taylor, Jr., in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid to Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his prior employment agreement. This obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr.
In connection with the above management separation transaction, the Corporation recognized pre-tax expenses of $12.4 million in the first quarter of 2005. At March 31, 2006 and 2005, the Corporation had $1.2 million and $4.2 million, respectively, of accrued liabilities related to these agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Basis of Presentation
The following is a discussion and analysis of our March 31, 2006 consolidated financial condition and results of operations for the three-month periods ended March 31, 2006 (first quarter of 2006) and 2005 (first quarter of 2005). All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.
This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Developments
On March 6, 2006, we announced that we had signed a definitive agreement to merge with Kensington Bankshares, Inc. (“Kensington”). Kensington is the holding company for Kensington Bank, a Florida state bank with eight branches in the Tampa Bay area. Under the terms of the merger agreement, we will issue 1.6 shares of our common stock for each share of Kensington stock and will pay cash for certain outstanding Kensington stock options. Based on closing prices per share for our common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $71.2 million. The actual value at consummation will be based on our share price at that time. The Tampa Bay area would be our largest market and has a higher projected population growth than any of our current banking markets. The merger is expected to be accretive to our earnings per share immediately upon completion, and is currently expected to occur in the third quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
On May 1, 2006, we announced that we had signed a definitive agreement to merge with Community Bancshares, Inc. (“Community”). Community is the holding company for Community Bank, an Alabama state bank with 18 branches located primarily in northeast Alabama. Under the terms of the merger agreement, we will issue 0.8974 shares of its common stock for each share of Community stock and will pay cash for certain outstanding Community stock options and warrants. Based on closing prices per share for our common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $98.0 million. The actual value at consummation will be based on our share price at that time. The merger is expected to be accretive to our earnings per share immediately upon completion, currently expected to occur by year-end 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
Overview
Our principal subsidiary is Superior Bank, a federal savings bank headquartered in Birmingham, Alabama, which operates 26 banking offices in Alabama and the panhandle of Florida. Other subsidiaries include TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust, and Morris Avenue Management Group, Inc. (“MAMG”), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by Superior Bank.
Our total assets were $1.432 billion at March 31, 2006, an increase of $17 million, or 1.2%, from $1.415 billion as of December 31, 2005. Our total loans, net of unearned income, were $989.6 million at March 31, 2006, an increase of $26.3 million, or 2.7%, from $963.3 million as of December 31, 2005. Our total deposits were $1.078 billion at March 31, 2006, an increase of $34 million, or 3.3%, from $1.044 billion as of December 31, 2005. Our total stockholders’ equity was $105.8 million at March 31, 2006, an increase of $738,000, or 0.7%, from $105.1 million as of December 31, 2005.
The primary source of our revenue is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by the provision for loan losses and other noninterest expenses such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions, including such factors as market interest rates, business spending and consumer confidence.
Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the following pages, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, our regulatory agencies, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates.
Results of Operations
Net income was $850,000 for the first quarter of 2006, compared to an $8.2 million net loss for the first quarter of 2005. Basic and diluted net income (loss) per common share was $.04 and $(.44), respectively, for the first quarters of 2006 and 2005, based on weighted average common shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .24% for the first quarter of 2006 compared to (2.31)% for the first quarter of 2005. Return on average stockholders’ equity, on an annualized basis, was 3.27% for the first quarter of 2006 compared to (32.80)% for the first quarter of 2005. Book value per share at March 31, 2006 was $5.27, compared to $5.26 as of December 31, 2005. Tangible book value per share at March 31, 2006 was $4.67, compared to $4.65 as of December 31, 2005.
The increase in our net income during the first quarter of 2006 compared to the first quarter of 2005 is the result of certain expenses related to the management changes which occurred in the first quarter of 2005 and the recognition of losses in the bond portfolio and losses from the sale of certain assets during 2005 (see notes 4 and 12 in the condensed consolidated financial statements and the information under the captions “Noninterest income” and “Noninterest expenses” below).
Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $397,000, or 4.1%, to $10.0 million for the first quarter of 2006 compared to $9.6 million for the first quarter of 2005. Net interest income increased primarily due to a $3.5 million increase in total interest income offset by a $3.1 million increase in total interest expense. The increase in total interest income is primarily due to a 116-basis point increase in the average interest rate on loans and a $42.9 million increase in the average volume of loans.
The increase in total interest expense is attributable to a 107-basis point increase in the average interest rate paid on interest-bearing liabilities offset slightly by a $14.5 million decrease in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.91% for the first quarter of 2006, compared to 2.84% for the first quarter of 2005. Our net interest spread and net interest margin were 3.01% and 3.21%, respectively, for the first quarter of 2006, compared to 2.94% and 3.06% for the first quarter of 2005
Average interest-earning assets for the first quarter of 2006 decreased $7.0 million, or 0.6%, to $1.270 billion from $1.277 billion in the first quarter of 2005. There was also a $15 million, or 1.2%, decrease in average interest-bearing liabilities, to $1.209 billion for the first quarter of 2006 from $1.224 billion for the first quarter of 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.0% and 104.4% for the first quarters of 2006 and 2005, respectively. Average interest-bearing assets produced a taxable equivalent yield of 6.92% for the first quarter of 2006 compared to 5.78% for the first quarter of 2005.
Average Balances Income, Expense and Rates. The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our- average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended March 31,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$996,773	$18,418	7.49%	$953,891	$14,878	6.33%
Investment securities
Taxable	243,907	2,760	4.59	276,595	2,925	4.29
Tax-exempt(2)	8,452	118	5.67	6,632	88	5.38

Total investment securities	252,359	2,878	4.63	283,227	3,013	4.31
Federal funds sold	3,005	35	4.72	13,589	82	2.45
Other investments	18,309	358	7.93	26,380	243	3.74

Total interest-earning assets	1,270,446	21,689	6.92	1,277,087	18,216	5.78
Noninterest-earning assets:
Cash and due from banks	28,607			27,483
Premises and equipment	56,229			59,959
Accrued interest and other assets	76,835			79,797
Allowance for loan losses	(12,105)			(12,802)

Total assets	$1,420,012			$1,431,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$328,886	$2,150	2.65	$302,756	$1,110	1.49
Savings deposits	21,068	8	0.15	28,214	11	0.16
Time deposits	615,253	6,255	4.12	658,162	4,916	3.03
Other borrowings	211,993	2,471	4.73	202,603	1,857	3.72
Subordinated debentures	31,959	761	9.66	31,959	685	8.69

Total interest-bearing liabilities	1,209,159	11,645	3.91	1,223,694	8,579	2.84
Noninterest-bearing liabilities:
Demand deposits	91,027			95,483
Accrued interest and other liabilities	14,466			11,429
Stockholders’ equity	105,359			100,918

Total liabilities and stockholders’ equity	$1,420,011			$1,431,524

Net interest income/net interest spread		10,044	3.01%		9,637	2.94%

Net yield on earning assets			3.21%			3.06%

Taxable equivalent adjustment:
Investment securities(2)		40			30

Net interest income		$10,004			$9,607

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31 (1)
	2006 vs. 2005
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$3,540	$2,843	$697
Interest on securities:
Taxable	(165)	196	(361)
Tax-exempt	30	5	25
Interest on federal funds	(47)	44	(91)
Interest on other investments	115	207	(92)

Total interest income	3,473	3,295	178

Expense from interest-bearing liabilities:
Interest on demand deposits	1,040	936	104
Interest on savings deposits	(3)	(1)	(2)
Interest on time deposits	1,339	1,676	(337)
Interest on other borrowings	614	524	90
Interest on subordinated debentures	76	76	—

Total interest expense	3,066	3,211	(145)

Net interest income	$407	$84	$323

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $1.3 million, or 100.6%, to $2.5 million for the first quarter of 2006 from $1.2 million for the first quarter of 2005, primarily due to the $909,000 loss we realized in 2005 in our investment securities portfolio and the $230,000 decline in the fair value of our interest rate swaps, also in 2005. The investment portfolio losses were realized as a result of a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges and fees on deposits decreased $81,000, or 7.3%, to $1.03 million in the first quarter of 2006 from $1.11 million in the first quarter of 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Mortgage banking income increased $85,000, or 19.1%, to $531,000 in the first quarter of 2006 from $446,000 in the first quarter of 2005 primarily due to increased volume.
Noninterest expenses. Noninterest expenses decreased $12.5 million, or 53.7%, to $10.8 million for the first quarter of 2006 from $23.3 million for the first quarter of 2005. This decrease is primarily due to the management separation costs of $12.4 million incurred in the first quarter of 2005. The management separation costs primarily included severance payments, accelerated vesting of restricted stock and professional fees (see note 12 to the condensed consolidated financial statements). Salaries and benefits increased $467,000, or 8.6%, to $5.9 million for the first quarter of 2006 from $5.4 million for the first quarter of 2005. Occupancy expenses decreased $134,000, or 6.8%, to $1.9 million for the first quarter of 2006 from $2.0 million for the first quarter of 2005. Other operating expenses decreased $472,000 due to a $355,000 loss on the sale of our corporate aircraft and $78,000 in correspondent analysis charges in the first quarter of 2005.
Income tax expense. We recognized income tax expense of $250,000 for the first quarter of 2006, compared to income tax benefit of $5.1 million for the first quarter of 2005. The difference in the effective tax rate and the federal statutory rate of 34% for 2006 and 2005 is due primarily to certain tax-exempt income.
Our federal and state income tax returns for the years 2000 through 2004 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We have received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from management’s current assessment of the proposed adjustments, the effective tax rate in any given financial reporting period may be materially different from the current effective tax rate.
Provision for Loan Losses. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and chief credit officer. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
The provision for loan losses was $600,000 for the first quarter of 2006, a decrease of $150,000, or 20.0%, from $750,000 in the first quarter of 2005. During the first quarter of 2006, we had net charged-off loans totaling $612,000, compared to net charged-off loans of $336,000 in the first quarter of 2005. The annualized ratio of net charged-off loans to average loans was 0.25% in the first quarter of 2006, compared to 0.14% for the first quarter of 2005 and 0.43% for the year 2005. The allowance for loan losses totaled $12.0 million, or 1.21% of loans, net of unearned income at March 31, 2006, compared to $12.0 million, or 1.25% of loans, net of unearned income, at December 31, 2005. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $1.432 billion at March 31, 2006, an increase of $17 million, or .26%, from $1.415 billion as of December 31, 2005. Average total assets for the first quarter of 2006 were $1.420 billion, which was supported by average total liabilities of $1.315 billion and average total stockholders’ equity of $105 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $1.9 million, or 4.2%, to $43.0 million at March 31, 2006 from $44.9 million at December 31, 2005. At March 31, 2006, short-term liquid assets comprised 3.0% of total assets, compared to 3.2% at December 31, 2005. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.
Investment Securities. Total investment securities decreased $3.9 million, or 1.6%, to $238.7 million at March 31, 2006, from $242.6 million at December 31, 2005. Mortgage-backed securities, which comprised 36.9% of the total investment portfolio at March 31, 2006, decreased $3.8 million, or 4.1%, to $88.0 million from $91.8 million at December 31, 2005. Investments in U.S. agency securities, which comprised 40.5% of the total investment portfolio at March 31, 2006, decreased $855,000, or 0.9%, to $96.6 million from $97.5 million at December 31, 2005. During the first quarter of 2005, we had a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. The total investment portfolio at March 31, 2006 comprised 19.0% of all interest-earning assets compared to 19.6% at December 31, 2005, and produced an average taxable equivalent yield of 4.63 % for the first quarter of 2006 and 4.31% for the first quarter of 2005.
Loans. Loans, net of unearned income, totaled $989.6 million at March 31, 2006, an increase of 2.7%, or $26.3 million, from $963.3 million at December 31, 2005. Mortgage loans held for sale totaled $17.7 million at March 31, 2006, a decrease of $3.6 million from $21.4 million at December 31, 2005. Average loans, including mortgage loans held for sale, totaled $996.8 million for the first quarter of 2006 compared to $953.9 million for the first quarter of 2005. Loans, net of unearned income, comprised 80.0% of interest-earning assets at March 31, 2006, compared to 79.6% at December 31, 2005. Mortgage loans held for sale comprised 1.4% of interest-earning assets at March 31, 2006, compared to 1.7% at December 31, 2005. The loan portfolio produced an average yield of 7.49% for the first quarter of 2006, compared to 6.33% for the first quarter of 2005. The following table details the distribution of the loan portfolio by category as of March 31, 2006 and December 31, 2005:
DISTRIBUTION OF LOANS BY CATEGORY

	March 31, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$127,040	12.8%	$135,454	14.0%
Real estate — construction and land development	366,087	36.9	326,418	33.8
Real estate — mortgage
Single-family	253,292	25.6	243,183	25.2
Commercial	197,904	20.0	210,611	21.8
Other	27,256	2.8	27,503	2.9
Consumer	19,182	1.9	21,122	2.2
Other	364	.0	498	.1

Total loans	991,125	100.0%	964,789	100.0%

Unearned income	(1,549)		(1,536)
Allowance for loan losses	(11,999)		(12,011)

Net loans	$977,577		$951,242

Deposits. Noninterest-bearing deposits totaled $95.6 million at March 31, 2006, an increase of 3.5%, or $3.3 million, from $92.3 million at December 31, 2005. Noninterest-bearing deposits comprised 8.9% of total deposits at March 31, 2006, compared to 8.8% at December 31, 2005. Of total noninterest-bearing deposits, $74.4 million, or 77.8%, were in the Alabama branches, while $21.2 million, or 22.2%, were in the Florida branches.
Interest-bearing deposits totaled $982.3 million at March 31, 2006, an increase of 3.3%, or $30.9 million, from $951.4 million at December 31, 2005. Interest-bearing deposits averaged $965.2 million for the first quarter of 2006 compared to $989.1 million for the first quarter of 2005. The average rate paid on all interest-bearing deposits during the first quarter of 2006 was 3.53%, compared to 2.48% for the first quarter of 2005. Of total interest-bearing deposits, $756.1 million, or 77.0%, were in the Alabama branches, while $226.2 million, or 23.0%, were in the Florida branches.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $166.1 million at March 31, 2006 and $181.1 million at December 31, 2005. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average interest rate of approximately 4.99% at March 31, 2006. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II (“TBC Capital II”) and TBC Capital Statutory Trust III (“TBC Capital III”), of which we own 100% of the common stock. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are first redeemable, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.
The trust preferred securities held by the trusts qualify as Tier 1 capital under regulatory guidelines.

Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

	March 31, 2006	December 31, 2005
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of March 31, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 8.53% and 7.67%, respectively.
Prior to the conversion of its subsidiary’s charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distribution on its trust preferred securities in January, March, July and September 2005.
Derivatives. We use derivative financial instruments to assist in its interest rate risk management process. Our derivative financial instruments include interest rate exchange contracts (“swaps”).
An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. We are exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange, but does not anticipate that any counterparty will fail to meet its payment obligation.
As of March 31, 2006 and December 31, 2005, we had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (See Note 1). During the first quarter of 2006, we designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, we will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of March 31, 2006, the amount of CD swaps designated as fair value hedges totaled $46,210,000.
Prior to the first quarter of 2006 and for the portion of CD swaps that are not designated as fair value hedges, we reported the change in the fair value of these CD swaps as a separate component of noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities.
As of March 31, 2006 and December 31, 2005, these CD swaps had a recorded negative fair value of $1,669,000 and $992,000 and a weighted average life of 8.65 and 8.89 years, respectively. The weighted average fixed rate (receiving rate) was 4.51% and the weighted average variable rate (paying rate) is 4.75% and 4.22% (LIBOR based), respectively.
We have also entered into an interest rate swap agreement with a notional amount of $15,000,000 to hedge the variability in cash flows on $15,000,000 million of FHLB borrowings. Under the terms of the interest rate swap, which matures in September 2006, we receive a floating interest rate based on LIBOR and pay a fixed rate of 4.33%. This contract, which is accounted for as cash flow hedge, satisfies the criteria to use the “short-cut” method of accounting for hedging the variability in cash flow on FHLB borrowings due to changes in the LIBOR rate. The short-cut method allows us to assume that there is no ineffectiveness in the hedging relationship.
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
As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to the Audit Committee of the board of directors and senior management. We have a centralized loan administration services department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.
SUMMARY OF LOAN LOSS EXPERIENCE

	Three-Month	Three-Month
	Period Ended	Period Ended	Year Ended
	March 31,	March 31,	December 31,
	2006	2005	2005
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,011	$12,543	$12,543
Charge-offs:
Commercial and industrial	281	41	2,097
Real estate — construction and land development	43	1	358
Real estate — mortgage
Single-family	275	87	795
Commercial	14	210	1,432
Other	11	—	85
Consumer	220	125	630
Other	—	91	345

Total charge-offs	844	555	5,742
Recoveries:
Commercial and industrial	81	82	413
Real estate — construction and land development	1	10	37
Real estate — mortgage
Single-family	32	29	335
Commercial	24	1	526
Other	32	10	118
Consumer	62	48	280
Other	—	39	1

Total recoveries	232	219	1,710

Net charge-offs	612	336	4,032
Provision for loan losses	600	750	3,500

Allowance for loan losses at end of period	$11,999	$12,957	$12,011

Loans at end of period, net of unearned income	$989,576	$942,391	$963,253
Average loans, net of unearned income	996,773	953,891	947,212
Ratio of ending allowance to ending loans	1.21%	1.37%	1.25%
Ratio of net charge-offs to average loans (1)	0.25%	.14%	0.43%
Net charge-offs as a percentage of:
Provision for loan losses	102.00%	44.80%	115.20%
Allowance for loan losses (1)	20.69%	10.52%	33.57%
Allowance for loan losses as a percentage of nonperforming loans	290.53%	183.97%	252.76%

(1)	Annualized.
The allowance for loan losses as a percentage of loans, net of unearned income, at March 31, 2006 was 1.21%, compared to 1.25% as of December 31, 2005. The allowance for loan losses as a percentage of nonperforming loans increased to 290.53% at March 31, 2006 from 252.76% at December 31, 2005.
Net charge-offs were $612,000 for the first quarter of 2006. Net charge-offs to average loans on an annualized basis totaled 0.25% for the first quarter of 2006. Net commercial charge-offs totaled $200,000, or 32.7% of total net charge-off loans, for the first quarter of 2006 compared to 41.8% of total net charge-off loans for the year 2005. Net single family real estate loan charge-offs totaled $243,000, or 39.7% of total net charge-off loans, for the first quarter of 2006 compared to 11.4% of total net charge-off loans for the year 2005. Net consumer loan charge-offs totaled $158,000, or 25.8% of total net charge-off loans, for the first quarter of 2006 compared with 8.7% of total net charge-off loans for the year 2005.
The increase in single family real estate gross charge-offs during the first quarter of 2006 is primarily attributable to an increase in the number of fourth quarter 2005 bankruptcy filings. Management does not expect the losses in this sector of the portfolio to continue this upward trend. The increase in gross consumer loan charge-offs during the first quarter of 2006 is primarily attributable to customer overdraft charge-offs (32%) and credit card losses (17%). Management expects customer overdraft losses to continue at similar, but decreasing, rates as management expects third-party collections to provide additional loss recoveries over time. Management believes that credit card losses, which represented 17% of the total consumer loan losses, represent an isolated event with no significant future losses expected. The remaining consumer loan losses can be attributed to the ordinary course of business activities as loans move from non-performing to loss status.
Nonperforming Assets. Nonperforming assets decreased $1.0 million, to $5.6 million as of March 31, 2006 from $6.6 million as of December 31, 2005. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased from 0.68% at December 31, 2005 to 0.56% at March 31, 2006. The following table represents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	March 31,	December 31,
	2006	2005
	(Dollars in Thousands)
Nonaccrual	$4,130	$4,550
Accruing loans 90 days or more delinquent	—	49
Restructured	—	153

Total nonperforming loans	4,130	4,752
Other real estate owned	1,437	1,842

Total nonperforming assets	$5,567	$6,594

Nonperforming loans as a percent of loans	0.42%	0.49%

Nonperforming assets as a percent of loans plus nonperforming assets	0.56%	0.68%

Loans past due 30 days or more, net of non-accruals, improved to .34% at March 31, 2006 from .35% at December 31, 2005.
The following is a summary of nonperforming loans by category for the dates shown:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and industrial	$1,480	$1,797
Real estate — construction and land development	414	469
Real estate — mortgages
Single-family	1,528	1,639
Commercial	655	675
Other	—	11
Consumer	53	161
Other	—	—

Total nonperforming loans	$4,130	$4,752

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest, which has been accrued on the loan during the current period but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.
Impaired Loans. At March 31, 2006, the recorded investment in impaired loans under SFAS 114 totaled $3.4 million, with approximately $1.7 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $100,000 from $3.5 million at December 31, 2005. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2006:

	OUTSTANDING	SPECIFIC
	BALANCE	ALLOWANCE
Commercial and industrial	$1,690	$1,069
Real estate — construction and land development	424	112
Real estate — mortgages
Commercial	1,328	470
Other	—	—

Total	$3,442	$1,651

Potential Problem Loans. In addition to nonperforming loans, management has identified $1.8 million in potential problem loans as of March 31, 2006 compared to $1.1 million as of December 31, 2005. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming.

Stockholders’ Equity. At March 31, 2006, total stockholders’ equity was $105.8 million, an increase of $700,000 from $105.1 million at December 31, 2005. The increase in stockholders’ equity during the first quarter of 2006 resulted primarily from net income of $850,000 and the exercise of stock options for 110,985 shares with net proceeds of $721,000. These increases were partially offset by a net loss of $961,000 in comprehensive income for the mark-to-market adjustment for available-for-sale securities. As of March 31, 2006 we had 20,351,736 shares of common stock issued and 20,084,587 shares outstanding.
Regulatory Capital. The table below represents our and our federal thrift subsidiary’s regulatory and minimum regulatory capital requirements at March 31, 2006 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$118,451	8.38%	$56,545	4.00%	$70,681	5.00%
Superior Bank	113,475	8.09	56,080	4.00	70,100	5.00
Total Capital (to Risk Weighted Assets)
Corporation	129,063	11.17	92,440	8.00	115,550	10.00
Superior Bank	124,087	10.85	91,510	8.00	114,388	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	118,451	10.25	N/A	N/A	69,330	6.00
Superior Bank	113,475	9.92	N/A	N/A	68,633	6.00
Tangible Capital (to Adjusted Total Assets)
Corporation	118,451	8.38	21,204	1.50	N/A	N/A
Superior Bank	113,475	8.09	21,030	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $6.0 million in funds in the first quarter of 2006, primarily due to a decrease in mortgage loans held for sale of $3.6 million in addition to net income, depreciation, and provision for loan losses of $850,000, $769,000, and $600,000, respectively, compared to a net use of funds of $20.0 million in the first quarter of 2005, primarily due to an increase in mortgage loans held for sale of $13.9 million and a net loss of $8.1 million.
Investing activities were a net user of funds in the first quarter of 2006 due to an increase in loans, while they were a net provider in the first quarter of 2005 due to calls and sale of securities available for sale. We sold securities in 2005 as part of a strategy to deleverage our balance sheet.
Financing activities were a net provider of funds in the first quarter of 2006, as we increased our levels of brokered certificates of deposit while decreasing repurchase agreements and other borrowings. Financing activities were also a net provider in the first quarter of 2005 due to the issuance of new stock. Other increases in interest-bearing demand deposit accounts were used to pay down advances from the FHLB.
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; (11) regulatory, legal or judicial proceedings, and (12) the effect of natural disasters, such as hurricanes, in our geographic markets.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in our quantitative or qualitative disclosures about market risk as of March 31, 2006 from those presented in our annual report on Form 10-K for the year ended December 31, 2005.
The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated herein by reference.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and PFO, as of March 31, 2006. Based upon the Evaluation, our CEO and PFO have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.
Except as set forth below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed, during January 2006 we identified a material weakness in internal control over financial reporting at December 31, 2005 relating to our use of the “short-cut method” of hedge accounting with respect to certain interest rate swaps (“CD swaps”) relating to brokered certificates of deposits. For more information regarding this material weakness, see Item 9A, Controls and Procedures, in our annual report on Form 10-K for the year ended December 31, 2005. To remediate this material weakness, management engaged external consultants to provide support and technical expertise regarding the documentation, initial and ongoing testing and valuations of our interest rate swaps and application of hedge accounting to enhance our existing internal financial control policies and procedures with respect to the types of swaps at issue to ensure that they are accounted for in accordance with generally accepted accounting principles as currently interpreted. Based on such remediation, we have concluded that our current accounting for such transactions does not represent a material weakness in our internal control over financial reporting and that our internal control over financial accounting was effective at March 31, 2006.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Exhibit:
2.01	Agreement and Plan of Merger by and between Community Bancshares, Inc. and The Banc Corporation, dated as of April 29, 2006.

31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.02	Certification of principal financial officer pursuant to 13a-14(a).

32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.
SIGNATURES
Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Banc Corporation (Registrant)
Date: May 10, 2006	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: May 10, 2006	By:	/s/ James C. Gossett
James C. Gossett
Chief Accounting Officer (Principal Financial and Accounting Officer)