Form 10-Q
period 2006-06-30
SUPERIOR BANCORP
filed 2006-08-09
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File number 0-25033
Superior Bancorp
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2006

Common stock, $.001 par value	20,171,497

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Cash and due from banks	$22,712	$35,088
Interest-bearing deposits in other banks	5,191	9,772
Federal funds sold	9,055	—
Investment securities available for sale	233,554	242,306
Tax lien certificates	6,054	289
Mortgage loans held for sale	23,142	21,355
Loans, net of unearned income	1,080,713	963,253
Less: Allowance for loan losses	(12,311)	(12,011)

Net loans	1,068,402	951,242

Premises and equipment, net	59,452	56,017
Accrued interest receivable	7,593	7,081
Stock in FHLB	11,847	10,966
Cash surrender value of life insurance	39,841	39,169
Goodwill and other intangibles	11,998	12,090
Other assets	32,386	30,094

TOTAL ASSETS	$1,531,227	$1,415,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$103,696	$92,342
Interest-bearing	1,036,569	951,354

TOTAL DEPOSITS	1,140,265	1,043,696
Advances from FHLB	201,090	181,090
Federal funds borrowed and security repurchase agreements	30,975	33,406
Notes payable	3,650	3,755
Junior subordinated debentures owed to unconsolidated subsidiary trusts	31,959	31,959
Accrued expenses and other liabilities	17,358	16,498

TOTAL LIABILITIES	1,425,297	1,310,404
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 50,000,000 shares; shares issued 20,357,446 and 20,221,456, respectively; outstanding 20,171,497 and 19,980,261, respectively	20	20
Surplus	88,986	87,979
Retained earnings	23,618	21,494
Accumulated other comprehensive loss	(4,949)	(2,544)
Treasury stock, at cost	(310)	(341)
Unearned ESOP stock	(1,435)	(1,543)

TOTAL STOCKHOLDERS’ EQUITY	105,930	105,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,227	$1,415,469

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$20,254	$15,590	$38,672	$30,468
Interest on taxable securities	2,749	2,945	5,510	5,870
Interest on tax exempt securities	90	59	167	117
Interest on federal funds sold	51	109	86	191
Interest and dividends on other investments	464	254	822	497

Total interest income	23,608	18,957	45,257	37,143
INTEREST EXPENSE
Interest on deposits	9,767	6,528	18,180	12,565
Interest on other borrowed funds	2,648	1,881	5,120	3,738
Interest on subordinated debentures	780	699	1,541	1,384

Total interest expense	13,195	9,108	24,841	17,687

NET INTEREST INCOME	10,413	9,849	20,416	19,456
Provision for loan losses	700	1,500	1,300	2,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,713	8,349	19,116	17,206
NONINTEREST INCOME
Service charges and fees on deposits	1,129	1,166	2,160	2,278
Mortgage banking income	708	762	1,238	1,208
Investment securities losses	—	(68)	—	(977)
Change in fair value of derivatives	(33)	933	37	703
Increase in cash surrender value of life insurance	359	391	780	742
Insurance proceeds	—	5,000	—	5,000
Other income	664	510	1,114	987

TOTAL NONINTEREST INCOME	2,827	8,694	5,329	9,941
NONINTEREST EXPENSES
Salaries and employee benefits	5,803	5,927	11,671	11,329
Occupancy, furniture and equipment expense	1,739	2,059	3,586	4,040
Management separation costs	—	2,961	—	15,338
Other operating expenses	3,118	4,536	6,208	8,098

TOTAL NONINTEREST EXPENSES	10,660	15,483	21,465	38,805

Income (loss) before income taxes	1,880	1,560	2,980	(11,658)
INCOME TAX EXPENSE (BENEFIT)	606	412	856	(4,645)

NET INCOME (LOSS)	1,274	1,148	2,124	(7,013)
PREFERRED STOCK DIVIDENDS	—	305	—	305

EFFECT OF EARLY CONVERSION OF PREFFERED STOCK	—	2,006	—	2,006

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,274	$(1,163)	$2,124	$(9,324)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.06	$(0.06)	$0.11	$(0.50)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.06	$(0.06)	$0.10	$(0.50)

Weighted average common shares outstanding	20,129	18,726	20,073	18,562
Weighted average common shares outstanding, assuming dilution	20,757	18,726	20,716	18,562
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$549	$(20,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	4,581	6,642
Net (increase) decrease in federal funds sold	(9,055)	3,405
Proceeds from sales of securities available for sale	—	57,150
Proceeds from maturities of investment securities available for sale	7,412	20,105
Purchases of investment securities available for sale	(2,887)	(53,609)
Purchases of tax lien certificates	(5,765)	—
Net (increase) decrease in loans	(118,460)	28,985
Proceeds from sales of premises and equipment	1,104	3,055
Purchases of premises and equipment	(6,049)	(511)
Proceeds from sale of repossessed assets	1,070	2,618
Increase in other investments	(874)	(34)

Net cash (used) provided by investing activities	(128,923)	67,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	97,593	(26,711)
Net increase (decrease) in FHLB advances and other borrowed funds	17,569	(21,299)
Payments made on notes payable	(105)	(105)
Proceeds from sale of common stock	941	7,705
Cash dividends paid	—	(305)

Net cash provided (used) by financing activities	115,998	(40,715)

Net (decrease) increase in cash and due from banks	(12,376)	6,162
Cash and due from banks at beginning of period	35,088	23,489

CASH AND DUE FROM BANKS AT END OF PERIOD	$22,712	$29,651

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
The Corporation amended its reports on Form 10-Q for the first, second and third quarters of 2005 in February 2006 due to inaccuracies in the original Form 10-Qs related to the Corporation’s accounting for certain derivative financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In 2005 and prior years, the Corporation entered into interest rate swap agreements (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. From the inception of the hedging program, the Corporation applied a method of fair value hedge accounting under SFAS 133 to account for the CD swaps which allowed it to assume no ineffectiveness in these transactions (the so-called “short-cut” method). The Corporation concluded that the CD swaps did not qualify for this method in prior periods because the related CD broker placement fee was determined, in retrospect, to have caused the swaps not to have a fair value of zero at inception (which is required under SFAS 133 to qualify for the short-cut method). Therefore, any gains and losses attributable to the change in fair value are recognized in earnings during the period of change in fair value. The Corporation’s determination that such swaps did not qualify for hedge accounting under SFAS 133 did not have a material effect on its reported results of operations for the year ended December 31, 2004 or for prior periods, and thus the Corporation has not restated or amended such previously reported results for periods ended on or prior to December 31, 2004. (See Note 11)
Note 2 — Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 155
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be applicable to the Corporation for periods beginning on or after January 1, 2007. The provisions of SFAS 155 are not expected to have a material impact on the Corporation.

Statement of Financial Accounting Standards No. 156
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 will be applicable to the Corporation beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The provisions of SFAS 156 are not expected to have a material impact on the Corporation.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation is in the process of evaluating the impact, if any, the adoption of this interpretation will have on its financial statements.
Note 3 — Recent Developments
On March 6, 2006, the Corporation announced that it had signed a definitive agreement to merge with Kensington Bankshares, Inc. (“Kensington”). Kensington is the holding company for First Kensington Bank, a Florida state bank with nine branches in the Tampa Bay area. Under the terms of the merger agreement, the Corporation will issue 1.6 shares of its common stock for each share of Kensington stock and will issue additional common stock for certain outstanding Kensington stock options. Based on closing prices per share for the Corporation’s common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $71.2 million. The Tampa Bay area would be the Corporation’s largest market and has a higher projected population growth than any of its current banking markets. The merger is currently expected to occur during the third quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
On May 1, 2006, the Corporation announced that it had signed a definitive agreement to merge with Community Bancshares, Inc. (“Community”). Community is the holding company for Community Bank, an Alabama state bank with 18 branches located primarily in northeast Alabama. Under the terms of the merger agreement, the Corporation will issue 0.8974 shares of its common stock for each share of Community stock and will pay cash for certain outstanding Community stock options and warrants. Based on closing prices per share for the Corporation’s common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $98.0 million. The actual value at consummation will be based on the Corporation’s share price at that time. The merger is currently expected to occur during the fourth quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
Note 4 — Asset Sales
In May 2006, the Corporation sold two floors in its headquarters building (John Hand Building) realizing a $103,000 pre-tax gain. In June 2006, the Corporation sold two condominium units in its headquarters building, realizing a $62,000 pre-tax gain. Due to the recapture of $161,000 in tax credits realized in previous periods from the restoration of the John Hand Building, these pre-tax gains had no material impact on net income.
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

	Alabama	Florida
	Region	Region	Combined
Three months ended June 30, 2006
Net interest income	$6,536	$3,877	$10,413
Provision for loan losses	243	457	700
Noninterest income	2,579	248	2,827
Noninterest expense (1)	9,585	1,075	10,660
Income tax (benefit) expense	(222)	828	606
Net (loss) income	(491)	1,765	1,274
Total assets	1,214,545	316,682	1,531,227
Three months ended June 30, 2005
Net interest income	$6,757	$3,092	$9,849
Provision for loan losses	1,379	121	1,500
Noninterest income (3)	8,365	329	8,694
Noninterest expense (1) (2)	14,456	1,027	15,483
Income tax (benefit) expense	(206)	618	412
Net (loss) income	(507)	1,655	1,148
Total assets	1,108,062	275,205	1,383,267
Six months ended June 30, 2006
Net interest income	$12,895	$7,521	$20,416
Provision for loan losses	1,032	268	1,300
Noninterest income	4,835	494	5,329
Noninterest expense (1)	19,298	2,167	21,465
Income tax (benefit) expense	(928)	1,784	856
Net (loss) income	(1,672)	3,796	2,124
Six months ended June 30, 2005
Net interest income	$13,535	$5,921	$19,456
Provision for loan losses	2,112	138	2,250
Noninterest income (3)	9,288	653	9,941
Noninterest expense (1) (2)	36,630	2,175	38,805
Income tax (benefit) expense	(5,845)	1,200	(4,645)
Net (loss) income	(10,074)	3,061	(7,013)

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(2)	See Notes 4 and 12 concerning the amount of gain on the sale of assets and management separation costs.

(3)	Noninterest income for the periods ended June 30, 2005 includes $5.0 million in insurance proceeds.

Note 6 — Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$1,274	$1,148	$2,124	$(7,013)
Less preferred dividends	—	305	—	305

Less effect of preferred stock conversion	—	2,006	—	2,006

For basic and diluted, net income (loss)	$1,274	$(1,163)	$2,124	$(9,324)

Denominator:
For basic, weighted average common shares outstanding	20,129	18,726	20,073	18,562
Effect of dilutive stock options and restricted stock	628	—	643	—

Average diluted common shares outstanding	20,757	18,726	20,716	18,562

Basic net income (loss) per common share	$.06	$(.06)	$.11	$(.50)

Diluted net income (loss) per common share	$.06	$(.06)	$.10	$(.50)

Net loss applicable to common stockholders and net loss per common share for periods ended June 30, 2005 reflect the effects of the early conversion of 62,000 shares of the Corporation’s convertible preferred stock into 775,000 shares of common stock at a conversion price of $8.00 per share. Such conversion was effective June 30, 2005. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders’ equity.
Common stock equivalents of 1,387,000 and 1,357,000 were not included in computing diluted net loss per common share for the three- and six-month periods ended June 30, 2005, respectively, because their effects were anti-dilutive.
Note 7 — Comprehensive (Loss) Income
Total comprehensive (loss) income was $(170,000) and $(281,000), respectively, for the three- and six-month periods ended June 30, 2006 and $3,059,000 and $(6,567,000), respectively, for the three- and six-month periods ended June 30, 2005. Total comprehensive (loss) income consists of net income (loss) and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.
Note 8 — Income Taxes
The difference between the effective tax rate and the federal statutory rate in 2006 and 2005 is primarily due to certain tax-exempt income. During the three-month period ended June 30, 2006, the Corporation incurred additional income tax expense of $161,000 due to the recapture of rehabilitation tax credits (see Note 4).
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
The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under regulatory guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

	June 30,	December 31,
	2006	2005
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of June 30, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 8.56% and 7.67%, respectively.
Prior to the conversion of its subsidiary’s charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distributions on its trust preferred securities in January, March, July and September 2005.

Note 10 — Stockholders’ Equity
On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period, with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. During 2003, 15,000 shares of this restricted common stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005, the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreement entered into during 2005 (see Note 12), vesting was accelerated on 124,375 shares of restricted stock. As of June 30, 2006, 6,668 shares of unvested restricted stock issued to continuing directors remained outstanding. The outstanding shares of restricted stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the year ended December 31, 2005, the Corporation recognized $648,000 in restricted stock expense, primarily related to the accelerated vesting from the management separation agreements included in the amount of management separation costs. No restricted stock expense was recognized for the three- and six-month periods ended June 30, 2006. For the period ended June 30, 2005, the Corporation recognized $599,000, in restricted stock expense, of which $486,000 was related to the accelerated vesting from the management separation agreements and was included in the amount of management separation costs.
The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees who are at least age 21 and have completed a year of service. As of June 30, 2006, the ESOP has been leveraged with 273,400 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.
On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee by the Corporation secure the promissory note, which has been classified as a note payable on the Corporation’s statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service associated with the debt repaid. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted annually to the Wall Street Journal prime rate. Released shares are allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period.
Compensation expense recognized by the Corporation with respect to the ESOP during the six-month periods ended June 30, 2006 and 2005 was $153,000 and $135,000, respectively. The ESOP shares as of June 30, 2006 were as follows:

June 30, 2006
Allocated shares	82,028
Estimated shares committed to be released	13,350
Unreleased shares	178,022

Total ESOP shares	273,400

Fair value of unreleased shares	$3,007,400

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
     The Corporation has established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of the Corporation’s common stock. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation’s common stock on the grant date. Some of the options granted under the plan in the past vested over a five-year period, while others vested based on certain benchmarks relating to the trading price of the Corporation’s common stock, with an outside vesting date of five years from the date of grant. More recent grants have followed this benchmark-vesting formula.
     The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting and ten-year term of the awards. During the six-month period ended June 30, 2006, no significant amounts of stock options were awarded. The Corporation used the following weighted-average assumptions for the six-month period ended June 30, 2006:

Risk-free interest rate	4.92%
Volatility factor	.47%
Weighted average life of options (in years)	7.00
Dividend yield	0.00%
     A summary of stock option activity as of June 30, 2006 and changes during the six-month period then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, beginning of period	3,031,946	$7.81
Granted	33,500	11.34
Exercised	(140,818)	6.35
Forfeited	(15,031)	7.25

Under option, end of period	2,909,597	$7.93	7.77	$8,973,207

Exercisable at end of period	2,881,097	$7.89	7.75	$8,973,207

Weighted-average fair value per option of options granted during the period	$6.29

The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $125,000 and $742,000, respectively. As of June 30, 2006, there was $163,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a five-year period unless the shares vest earlier based on achievement of benchmark trading price levels. During the three- and six-month periods ended June 30, 2006, the Corporation recognized approximately $9,000 and $47,000, respectively, in compensation expense related to options granted.

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
The Corporation’s pro forma information for the period prior to the adoption of SFAS 123R follows (in thousands, except earnings per share information):

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income (loss):
As reported	$1,148	$(7,013)
Pro forma	(407)	(10,729)
Loss per common share:
As reported	$(.06)	$(.50)
Pro forma	(.15)	(.70)
Diluted loss per common share:
As reported	$(.06)	$(.50)
Pro forma	(.15)	(.69)
The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for the period ended June 30, 2005:

Risk-free interest rate	4.34%
Volatility factor	.41%
Weighted average life of options	7.0
Dividend yield	0.00%
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
As of June 30, 2006 and December 31, 2005, the Corporation had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (see Note 1). During the first quarter of 2006, the Corporation designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Corporation will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statements of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of June 30, 2006, the amount of CD swaps designated as fair value hedges totaled $46,210,000.
Prior to the first quarter of 2006 and for the portion of CD swaps that are not designated as fair value hedges, the Corporation reported the change in the fair value of these CD swaps as a separate component of noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities.
As of June 30, 2006 and December 31, 2005, these CD swaps had a recorded negative fair value of $2,009,000 and $992,000 and a weighted average life of 8.40 and 8.89 years, respectively. The weighted average fixed rate (receiving rate) was 4.56% and the weighted average variable rate (paying rate) was 5.19% and 4.22% (LIBOR based), respectively.
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
On July 21, 2005, the Corporation announced that it had bought out the employment contracts of the Chief Financial Officer and General Counsel, effective June 30, 2005. Under these agreements, in lieu of the payments to which they would have been entitled under their employment agreements, the Corporation paid a total of $2,392,343 on July 22, 2005. In addition, these officers became fully vested in stock options and restricted stock previously granted to them and in benefits under their deferred compensation agreements with the Corporation.
In connection with the above management separation transaction, the Corporation recognized pre-tax expenses of $3.0 million and $15.3 million for the three- and six- month periods ended June 30, 2005. At June 30, 2006 and

2005, the Corporation had $1.2 million and $6.7 million, respectively, of accrued liabilities related to these agreements.
Note 13 – Tax Lien Certificates
During the first six months of 2006, the Corporation purchased $5.8 million in tax lien certificates from various municipalities in Alabama, Illinois, New Jersey, and South Carolina. Tax lien certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax lien certificates are classified as nonmarketable investment securities and are carried at cost, which approximates realizable value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Basis of Presentation
The following is a discussion and analysis of our June 30, 2006 consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.
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
Recent Developments
On March 6, 2006, we announced that we had signed a definitive agreement to merge with Kensington Bankshares, Inc. (“Kensington”). Kensington is the holding company for First Kensington Bank, a Florida state bank with nine branches in the Tampa Bay area. Under the terms of the merger agreement, we will issue 1.6 shares of our common stock for each share of Kensington stock and will issue additional common stock for certain outstanding Kensington stock options. Based on closing prices per share for our common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $71.2 million. The Tampa Bay area would be our largest market and has a higher projected population growth than any of our current banking markets. The merger is expected to be accretive to our earnings per share immediately upon completion, and is currently expected to occur in the third quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
On May 1, 2006, we announced that we had signed a definitive agreement to merge with Community Bancshares, Inc. (“Community”). Community is the holding company for Community Bank, an Alabama state bank with 18 branches located primarily in northeast Alabama. Under the terms of the merger agreement, we will issue 0.8974 shares of its common stock for each share of Community stock and will pay cash for certain outstanding Community stock options and warrants. Based on closing prices per share for our common stock for a period shortly before the merger agreement was executed, the transaction would be valued at approximately $98.0 million. The actual value at consummation will be based on our share price at that time. The merger is expected to be accretive to our earnings per share immediately upon completion, which is currently expected to occur in the fourth quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
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
Our total assets were $1.531 billion at June 30, 2006, an increase of $115.8 million, or 8.2%, from $1.415 billion as of December 31, 2005. Our total loans, net of unearned income, were $1.081 billion at June 30, 2006, an increase of $117.5 million, or 12.2%, from $963.3 million as of December 31, 2005. Our total deposits were $1.140 billion at June 30, 2006, an increase of $96.6 million, or 9.3%, from $1.044 billion as of December 31, 2005. Our total stockholders’ equity was $105.9 million at June 30, 2006, an increase of $865,000, or 0.8%, from $105.1 million as of December 31, 2005.

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
Results of Operations
Net income was $1.3 million for the three-month period ended June 30, 2006 (second quarter of 2006), compared to $1.1 million for the three-month period ended June 30, 2005 (second quarter of 2005). Basic and diluted net income (loss) per common share was $.06 and $(.06), respectively, for the second quarters of 2006 and 2005, based on weighted average common shares outstanding for the respective periods. The net loss per common share for the second quarter of 2005 reflects a $2.0 million effect from the early conversion of our convertible preferred stock (see Note 6 to the condensed consolidated financial statements). Return on average assets, on an annualized basis, was ..35% for the second quarter of 2006, compared to .33% for the second quarter of 2005. Return on average stockholders’ equity, on an annualized basis, was 4.84% for the second quarter of 2006, compared to 4.57% for the second quarter of 2005. Book value per share at June 30, 2006, was $5.25, compared to $5.26 at December 31, 2005. Tangible book value per share at June 30, 2006 was $4.66, compared to $4.65 at December 31, 2005.
The increase in our net income during the second quarter of 2006 compared to the second quarter of 2005 is primarily the result of an increase in net interest income and a decline in the provision for loan losses, offset slightly by a net decrease in noninterest income and noninterest expenses. Noninterest income for the second quarter of 2005 includes an increase in the fair value of derivatives of $933,000, compared to a decline in the fair value of derivatives of $33,000 in the second quarter of 2006, and also includes the receipt of insurance proceeds of $5.0 million, which was partially offset by the payment of certain expenses related to the management changes which occurred in the first quarter of 2005 and the write-down of certain other real estate (see Note 12 to the condensed consolidated financial statements and the information under the captions “Noninterest income” and “Noninterest expenses” below).
Net income was $2.1 million for the six-month period ended June 30, 2006 (first six months of 2006), compared to a $7.01 million net loss for the six-month period ended June 30, 2005 (first six months of 2005). Basic and diluted net income (loss) per common share was $.11 and $.10, respectively, for the first six months of 2006 and $(.50) for the first six months of 2005, based on weighted average common shares outstanding for the respective periods. The net loss per common share for the first six months of 2005 reflects $15.3 million in management separation costs (see Note 12 to the condensed consolidated financial statements) and the $2.0 million effect from the early conversion of our convertible preferred stock (see Note 6). Return on average assets, on an annualized basis, was .30% for the first six months of 2006 compared to (1.00%) for the first six months of 2005. Return on average stockholders’ equity, on an annualized basis, was 4.06% for the first six months of 2006 compared to (14.04%) for the first six months of 2005.
Other than the specific items previously mentioned that were recognized in the first six months of 2005, the increase in our net income for the first six months of 2006 compared to the first six months of 2005 is primarily the result of an increase in net interest income and a decline in the provision for loan losses, offset by a net decrease in noninterest income and noninterest expenses.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $564,000, or 5.7%, to $10.4 million for the second quarter of 2006 compared to $9.8 million for the second quarter of 2005. Net interest income increased primarily due to a $4.7 million increase in total interest income offset by a $4.1 million increase in total interest expense. The increase in total interest income is primarily due to a 114-basis point increase in the average interest rate on loans and a $102.4 million increase in the average volume of loans.
The increase in total interest expense is attributable to a 115-basis point increase in the average interest rate paid on interest-bearing liabilities and a $64.4 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 4.22% for the second quarter of 2006, compared to 3.07% for the second quarter of 2005. Our net interest spread and net interest margin were 2.97% and 3.18%, respectively, for the second quarter of 2006, compared to 3.07% and 3.19% for the second quarter of 2005.
Average interest-earning assets for the second quarter of 2006 increased $77.9 million, or 6.3%, to $1.319 billion from $1.241 billion in the second quarter of 2005. Average interest-bearing liabilities increased by $64.4 million, or 5.4%, to $1.255 billion for the second quarter of 2006 from $1.191 billion for the second quarter of 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.2% and 104.3% for the second quarters of 2006 and 2005, respectively. Average interest-bearing assets produced a taxable equivalent yield of 7.19% for the second quarter of 2006, compared to 6.14% for the second quarter of 2005.
Net interest income increased $960,000, or 4.9%, to $20.4 million for the first six months of 2006 compared to $19.5 million for the first six months of 2005. Net interest income increased primarily due to an $8.1 million increase in total interest income offset by a $7.1 million increase in total interest expense. The increase in total interest income is primarily due to a 116-basis point increase in the average interest rate on loans and a $72.6 million increase in the average volume of loans.
The increase in total interest expense is attributable to a 112-basis point increase in the average interest rate paid on interest-bearing liabilities and a $24.9 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 4.07% for the first six months of 2006, compared to 2.95% for the first six months of 2005. Our net interest spread and net interest margin were 2.99% and 3.19%, respectively, for the first six months of 2006, compared to 3.01% and 3.13% for the first six months of 2005.
Average interest-earning assets for the first six months of 2006 increased $35.8 million, or 2.8%, to $1.295 billion from $1.259 billion in the first six months of 2005. Average interest-bearing liabilities increased by $24.9 million, or 2.1%, to $1.232 billion for the first six months of 2006 from $1.207 billion for the first six months of 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.1% and 104.3% for the first six months of 2006 and 2005, respectively. Average interest-bearing assets produced a taxable equivalent yield of 7.06% for the first six months of 2006, compared to 5.96% for the first six months of 2005.

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

	Three Months Ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$1,047,829	$20,254	7.75%	$945,407	$15,590	6.61%
Investment securities
Taxable	238,826	2,749	4.62	251,876	2,945	4.69
Tax-exempt (2)	9,322	136	5.87	6,616	89	5.40

Total investment securities	248,148	2,885	4.66	258,492	3,034	4.71
Federal funds sold	4,028	51	5.08	15,851	109	2.76
Other investments	19,208	464	9.69	21,571	254	4.72

Total interest-earning assets	1,319,213	23,654	7.19	1,241,321	18,987	6.14
Noninterest-earning assets:
Cash and due from banks	25,828			29,032
Premises and equipment	57,465			57,211
Accrued interest and other assets	78,501			87,290
Allowance for loan losses	(12,232)			(12,783)

Total assets	$1,468,775			$1,402,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$308,459	$2,188	2.85	$335,803	$1,645	1.96
Savings deposits	19,882	10	0.20	27,078	10	0.15
Time deposits	682,352	7,569	4.45	605,584	4,873	3.23
Other borrowings	212,278	2,648	5.00	190,113	1,881	3.97
Subordinated debentures	31,959	780	9.79	31,959	699	8.77

Total interest-bearing liabilities	1,254,930	13,195	4.22	1,190,537	9,108	3.07
Noninterest-bearing liabilities:
Demand deposits	93,705			92,120
Accrued interest and other liabilities	14,663			18,356
Stockholders’ equity	105,477			101,058

Total liabilities and stockholders’ equity	$1,468,775			$1,402,071

Net interest income/net interest spread		10,459	2.97%		9,879	3.07%

Net yield on earning assets			3.18%			3.19%

Taxable equivalent adjustment:
Investment securities(2)		46			30

Net interest income		$10,413			$9,849

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30, (1)
	2006 vs. 2005
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$4,664	$2,865	$1,799
Interest on securities:
Taxable	(196)	(44)	(152)
Tax-exempt	47	8	39
Interest on federal funds	(58)	55	(113)
Interest on other investments	210	241	(31)

Total interest income	4,667	3,125	1,542

Expense from interest-bearing liabilities:
Interest on demand deposits	543	687	(144)
Interest on savings deposits	—	3	(3)
Interest on time deposits	2,696	2,019	678
Interest on other borrowings	767	529	238
Interest on subordinated debentures	81	81	—

Total interest expense	4,087	3,319	769

Net interest income	$580	$(194)	$773

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

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

	Six Months Ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$1,022,238	$38,672	7.63%	$949,626	$30,468	6.47%
Investment securities
Taxable	241,353	5,509	4.60	264,178	5,870	4.48
Tax-exempt (2)	8,889	253	5.74	6,624	177	5.39

Total investment securities	250,242	5,762	4.64	270,802	6,047	4.50
Federal funds sold	3,520	86	4.93	14,726	191	2.62
Other investments	18,932	822	8.76	23,962	497	4.18

Total interest-earning assets	1,294,932	45,342	7.06	1,259,116	37,203	5.96
Noninterest-earning assets:
Cash and due from banks	27,241			30,748
Premises and equipment	56,850			58,076
Accrued interest and other assets	77,683			83,525
Allowance for loan losses	(12,169)			(12,792)

Total assets	$1,444,537			$1,418,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$318,406	$4,338	2.75	$319,371	$2,755	1.74
Savings deposits	20,474	18	0.18	27,643	21	0.15
Time deposits	648,984	13,824	4.30	631,728	9,789	3.12
Other borrowings	212,137	5,119	4.87	196,323	3,738	3.84
Subordinated debentures	31,959	1,541	9.72	31,959	1,384	8.73

Total interest-bearing liabilities	1,231,960	24,840	4.07	1,207,024	17,687	2.95
Noninterest-bearing liabilities:
Demand deposits	92,583			93,792
Accrued interest and other liabilities	14,576			16,870
Stockholders’ equity	105,418			100,987

Total liabilities and stockholders’ equity	$1,444,537			$1,418,673

Net interest income/net interest spread		20,502	2.99%		19,516	3.01%

Net yield on earning assets			3.19%			3.13%

Taxable equivalent adjustment:
Investment securities(2)		86			60

Net interest income		$20,416			$19,456

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30, (1)
	2006 vs. 2005
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$8,204	$5,751	$2,453
Interest on securities:
Taxable	(361)	155	(516)
Tax-exempt	76	11	65
Interest on federal funds	(105)	100	(205)
Interest on other investments	325	448	(123)

Total interest income	8,139	6,465	1,674

Expense from interest-bearing liabilities:
Interest on demand deposits	1,583	1,591	(8)
Interest on savings deposits	(3)	3	(6)
Interest on time deposits	4,035	3,763	272
Interest on other borrowings	1,381	1,062	319
Interest on subordinated debentures	157	157	—

Total interest expense	7,153	6,576	577

Net interest income	$986	$(111)	$1,097

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income decreased $5.9 million, or 67.5%, to $2.8 million for the second quarter of 2006 from $8.7 million for the second quarter of 2005, primarily due to the $5.0 million in insurance proceeds we received in the second quarter of 2005 and the $933,000 increase in the fair value of our interest rate swaps in the second quarter of 2005. The fair value adjustment for the second quarter of 2006 was ($33,000) (see Note 11). Service charges and fees on deposits decreased $37,000, or 3.2%, to $1.13 million in the second quarter of 2006 from $1.17 million in the second quarter of 2005. Service charges and fees on deposits increased $98,000 from the first quarter of 2006. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Mortgage banking income decreased $54,000, or 7.1%, to $708,000 in the second quarter of 2006 from $762,000 in the second quarter of 2005, primarily due to more wholesale versus retail loan originations in 2006 as compared to 2005. Mortgage banking income for the second quarter of 2006 increased $177,000 from the first quarter of 2006.
Noninterest income decreased $4.6 million, or 46.4%, to $5.3 million for the first six months of 2006 from $9.9 million for the first six months of 2005, primarily due to the $5.0 million in insurance proceeds we received in the second quarter of 2005 and the $703,000 increase in the fair value of our interest rate swaps during the first six months of 2005, compared to an increase of only $37,000 in the first six months of 2006. These decreases from 2005 were offset slightly by the loss on the sale of securities in the first six months of 2005 of $(977,000). The investment portfolio losses were realized as a result of a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges and fees on deposits decreased $118,000, or 5.2%, to $2.2 million in the first six months of 2006 from $2.3 million in the first six months of 2005. Mortgage banking income increased slightly by $30,000, or 2.5%, to $1.24 million in the first six months of 2006 from $1.21 million in the first six months of 2005.
Noninterest expenses. Noninterest expenses decreased $4.8 million, or 31.1%, to $10.6 million for the second quarter of 2006 from $15.5 million for the second quarter of 2005. This decrease is primarily due to $3.0 million in management separation costs and $1.0 million in write-downs and losses on other real estate realized in the second quarter of 2005. The management separation costs primarily included severance payments, accelerated vesting of restricted stock and professional fees (see Note 12 to the condensed consolidated financial statements). Salaries and benefits decreased $124,000, or 2.1%, to $5.8 million for the second quarter of 2006 from $5.9 million for the second quarter of 2005. Occupancy and equipment expenses decreased $354,000, or 17.2%, to $1.7 million for the second quarter of 2006 from $2.1 million for the second quarter of 2005. Other operating expenses decreased $1.4 million in the second quarter of 2006 primarily due to the $1.0 million write-down on other real estate in the second quarter of 2005 described above.
Noninterest expenses decreased $17.3 million, or 44.7%, to $21.5 million for the first six months of 2006 from $38.8 million for the first six months of 2005. This decrease is primarily due to the management separation costs of $15.3 million incurred in the first six months of 2005. The management separation costs primarily included severance payments, accelerated vesting of restricted stock and professional fees (see Note 12 to the condensed consolidated financial statements). Salaries and benefits increased $342,000, or 3.0%, to $11.7 million for the first six months of 2006 from $11.3 million for the first six months of 2005. Occupancy and equipment expenses decreased $454,000, or 11.2%, to $3.6 million for the first six months of 2006 from $4.0 million for the first six months of 2005. This decline is primarily due to a reduction in depreciation expense attributable to assets being sold or becoming fully depreciated and the effect of budget initiatives implemented by management. Other operating expenses decreased $1.9 million primarily due to the $1.0 million write-down of other real estate previously mentioned and the $355,000 loss on the sale of our corporate aircraft in the first quarter of 2005.
Income tax expense. We recognized income tax expense of $606,000 for the second quarter of 2006, compared to $412,000 for the second quarter of 2005. The primary reason for the increase in our income tax expense for the quarter was due to the $161,000 tax credit recapture related to the sale of condominium units in our corporate headquarters building in the second quarter of 2006 (See Note 4 to the condensed consolidated financial statements). We recognized $856,000 in income tax expense for the first six months of 2006, compared to an income tax benefit of $4.6 million for the first six months of 2005 based on a pre-tax loss of $11.7 million. The difference in the effective tax rate and the federal statutory rate of 34% for the three- and six-month periods ended June 30, 2006 and 2005 is due primarily to certain tax-exempt income from investments and insurance policies.
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
Provision for Loan Losses. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and chief credit officer. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-

rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
The provision for loan losses was $700,000 for the second quarter of 2006, a decrease of $800,000, or 53.3%, from $1.5 million in the second quarter of 2005. The decrease from 2005 is due to the identification of approximately $3.2 million in classified loans in the second quarter of 2005 and charge-offs in the second quarter of 2005 related to the reassessment of collateral values on certain nonperforming commercial credits and the settlement of a disputed collateral lien. The provision for loan losses was $1.3 million for the first six months of 2006, a decrease of $950,000, or 42.2%, from $2.3 million in the first six months of 2005.
During the second quarter of 2006, we had net charged-off loans totaling $388,000, compared to net charged-off loans of $2.2 million in the second quarter of 2005. The annualized ratio of net charged-off loans to average loans was 0.15% and 0.20% for the three- and six-month periods ended June 30, 2006, compared to 0.93% and 0.54 % for the three and six-month periods ended June 30, 2005. The allowance for loan losses totaled $12.3 million, or 1.14% of loans, net of unearned income at June 30, 2006, compared to $12.0 million, or 1.25% of loans, net of unearned income, at December 31, 2005. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $1.531 billion at June 30, 2006, an increase of $115.8 million, or 8.2%, from $1.415 billion as of December 31, 2005. Average total assets for the first six months of 2006 were $1.445 billion, which was supported by average total liabilities of $1.339 billion and average total stockholders’ equity of $105.4 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $7.9 million, or 17.6%, to $37.0 million at June 30, 2006 from $44.9 million at December 31, 2005. At June 30, 2006, short-term liquid assets comprised 2.4% of total assets, compared to 3.2% at December 31, 2005. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.
Investment Securities. Total investment securities decreased $8.7 million, or 3.6%, to $233.6 million at June 30, 2006, from $242.3 million at December 31, 2005. Mortgage-backed securities, which comprised 36.1% of the total investment portfolio at June 30, 2006, decreased $7.4 million, or 8.0%, to $84.4 million from $91.8 million at December 31, 2005. Investments in U.S. agency securities, which comprised 41.0% of the total investment portfolio at June 30, 2006, decreased $1.7 million, or 1.8%, to $95.8 million from $97.5 million at December 31, 2005. During the first six months of 2005, we had a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. The total investment portfolio at June 30, 2006 comprised 17.1% of all interest-earning assets compared to 19.4% at December 31, 2005, and produced an average taxable equivalent yield of 4.64 % for the first six months of 2006 and 4.50% for the first six months of 2005.
Tax lien certificates. During the first six months of 2006, we purchased $5.8 million in tax certificates from various municipalities in Alabama, Illinois, New Jersey, and South Carolina. Tax lien certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax lien certificates are classified as nonmarketable investment securities and are carried at cost, which approximates realizable value.
Loans. Loans, net of unearned income, totaled $1.1 billion at June 30, 2006, an increase of 12.2%, or $117.5 million, from $963.3 million at December 31, 2005. Mortgage loans held for sale totaled $23.1 million at June 30, 2006, an increase of $1.8 million from $21.3 million at December 31, 2005. Average loans, including mortgage loans held for sale, totaled $1.022 billion for the first six months of 2006 compared to $949.6 million for the first six months of 2005. Loans, net of unearned income, comprised 78.9% of interest-earning assets at June 30, 2006, compared to

77.2% at December 31, 2005. Mortgage loans held for sale comprised 1.7% of interest-earning assets at June 30, 2006 and at December 31, 2005. The loan portfolio produced an average yield of 7.63% for the first six months of 2006, compared to 6.47% for the first six months of 2005.
The following table details the distribution of the loan portfolio by category as of June 30, 2006 and December 31, 2005:
DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	June 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$135,395	12.5%	$135,454	14.0%
Real estate — construction and land development	410,058	37.9	326,418	33.8
Real estate — mortgage
Single-family	279,410	25.8	243,183	25.2
Commercial	207,665	19.2	210,611	21.8
Other	28,722	2.6	27,503	2.9
Consumer	20,431	1.9	21,122	2.2
Other	641	.1	498	.1

Total loans	1,082,322	100.0%	964,789	100.0%

Unearned income	(1,609)		(1,536)
Allowance for loan losses	(12,311)		(12,011)

Net loans	$1,068,402		$951,242

Premises and Equipment, net. Premises and equipment totaled $59.5 million at June 30, 2006, an increase of 6.1%, or $3.4 million, from $56.0 million at December 31, 2005. The increase is due to asset purchases of $6.0 million, primarily attributable to two parcels of land to build two new branches ($2.7 million), purchase of a former branch bank building for a new branch bank ($1.8 million), and other equipment, offset by depreciation ($1.5 million) and the sale of assets ($1.1 million) (see Note 4 to the condensed consolidated financial statements).
Deposits. Noninterest-bearing deposits totaled $103.7 million at June 30, 2006, an increase of 12.3%, or $11.4 million, from $92.3 million at December 31, 2005. Noninterest-bearing deposits comprised 9.1% of total deposits at June 30, 2006, compared to 8.8% at December 31, 2005. Of total noninterest-bearing deposits, $78.3 million, or 75.6%, were in the Alabama branches, while $25.3 million, or 24.4%, were in the Florida branches.
Interest-bearing deposits totaled $1.037 billion at June 30, 2006, an increase of 9.0%, or $85.2 million, from $951.4 million at December 31, 2005. Interest-bearing deposits averaged $987.9 million for the first six months of 2006 compared to $978.7 million for the first six months of 2005. The average rate paid on all interest-bearing deposits during the first six months of 2006 was 3.71%, compared to 2.59% for the first six months of 2005. Of total interest-bearing deposits, $840.0 million, or 81.0%, were in the Alabama branches, while $196.6 million, or 19.0%, were in the Florida branches.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $201.1 million at June 30, 2006 and $181.1 million at December 31, 2005. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average interest rate of approximately 5.14% at June 30, 2006. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
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
The trust preferred securities held by the trusts qualify as Tier 1 capital under regulatory guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

	June 30, 2006	December 31, 2005
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of June 30, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 8.56% and 7.67%, respectively.
Prior to the conversion of our primary subsidiary’s charter to a federal savings bank charter, we were required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust preferred securities in January, March, July and September 2005.
Derivatives. We use derivative financial instruments to assist in our interest rate risk management process. Our derivative financial instruments include interest rate exchange contracts (“swaps”).
An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. We are exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange, but we do not anticipate that any counterparty will fail to meet its payment obligation.
As of June 30, 2006 and December 31, 2005, we had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of our brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (see Note 1 to the condensed consolidated financial statements). During the first quarter of 2006, we designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, we will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of June 30, 2006, the amount of CD swaps designated as fair value hedges totaled $46,210,000.
Prior to the first quarter of 2006 and for the portion of CD swaps that are not designated as fair value hedges, we reported the change in the fair value of these CD swaps as a separate component of noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities.
As of June 30, 2006 and December 31, 2005, these CD swaps had a recorded negative fair value of $2,009,000 and $992,000 and a weighted average life of 8.40 and 8.89 years, respectively. The weighted average fixed rate

(receiving rate) was 4.56% and the weighted average variable rate (paying rate) was 5.19% and 4.22% (LIBOR based), respectively.
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
SUMMARY OF LOAN LOSS EXPERIENCE

	Three-Month		Six-Month
	Period Ended		Period Ended		Year Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$11,999	$12,957	$12,011	$12,543	$12,543
Charge-offs:
Commercial and industrial	334	1,120	615	1,161	2,097
Real estate — construction and land development	1	73	44	74	358
Real estate — mortgage
Single-family	175	412	450	499	795
Commercial	81	785	95	995	1,432
Other	—	20	11	20	85
Consumer	184	255	404	380	630
Other	2	163	2	254	345

Total charge-offs	777	2,828	1,621	3,383	5,742
Recoveries:
Commercial and industrial	137	128	218	210	413
Real estate — construction and land development	120	15	121	25	37
Real estate — mortgage
Single-family	24	253	56	282	335
Commercial	30	123	54	124	526
Other	14	63	46	73	118
Consumer	64	49	126	97	280
Other	—	3	—	42	1

Total recoveries	389	634	621	853	1,710

Net charge-offs	388	2,194	1,000	2,530	4,032
Provision for loan losses	700	1,500	1,300	2,250	3,500

Allowance for loan losses at end of period	$12,311	$12,263	$12,311	$12,263	$12,011

Loans at end of period, net of unearned income	$1,080,713	$903,456	$1,080,713	$903,456	$963,253
Average loans, net of unearned income	1,047,829	945,407	1,022,238	949,626	947,212
Ratio of ending allowance to ending loans	1.14%	1.36%	1.14%	1.36%	1.25%
Ratio of net charge-offs to average loans (1)	0.15%	0.93%	0.20%	0.54%	0.43%
Net charge-offs as a percentage of:
Provision for loan losses	55.43%	146.27%	76.92%	112.44%	115.20%
Allowance for loan losses (1)	12.64%	71.76%	16.38%	41.60%	33.57%
Allowance for loan losses as a percentage of nonperforming loans	258.09%	195.08%	258.09%	195.08%	252.76%

(1)	Annualized.
Over the past 18 months, we have realized significant improvements in overall asset quality. Nonperforming assets (NPA’s) as a percentage of total loans plus NPA’s has decreased consistently, to 0.52% as of June 30, 2006, from 0.68% as of December 31, 2005 and 1.32% as of December 31, 2004. Net charge-offs-to-average loans improved to an annualized ratio of 0.20% for the six-month period ended June 30, 2006, from 0.43% for the year ended December 31, 2005 and 1.52% for the year ended December 31, 2004. With improvements in overall asset quality and recovery efforts, the requirement for additional provision for loan losses decreased significantly. The provision for loan losses for the six-month period ended June 30, 2006 decreased 53%, or $800,000, from the provision for the six-month period ended June 30, 2005. In addition, the total required allowance for loan losses as a percentage of total loans decreased from 1.25% at December 31, 2005 to 1.14% at June 30, 2006. Management believes that these improvements are reflective of an improved credit culture and overall credit quality.

Nonperforming Assets. Nonperforming assets decreased $1.0 million, to $5.6 million as of June 30, 2006 from $6.6 million at December 31, 2005. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased from 0.68% at December 31, 2005 to 0.52% at June 30, 2006. The following table represents our nonperforming assets for the dates indicated:
NONPERFORMING ASSETS

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual	$4,567	$4,550
Accruing loans 90 days or more delinquent	—	49
Restructured	203	153

Total nonperforming loans	4,770	4,752
Other real estate owned	866	1,842

Total nonperforming assets	$5,636	$6,594

Nonperforming loans as a percentage of loans	0.44%	0.49%

Nonperforming assets as a percentage of loans plus nonperforming assets	0.52%	0.68%

Nonperforming assets as a percentage of total assets	0.37%	0.47%

Loans past due 30 days or more, net of non-accruals, remained low at .36% for June 30, 2006, compared to .35% at December 31, 2005.
The following is a summary of nonperforming loans by category for the dates shown:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and industrial	$1,950	$1,797
Real estate — construction and land development	429	469
Real estate — mortgages
Single-family	1,737	1,639
Commercial	618	675
Other	—	11
Consumer	36	161
Total nonperforming loans	$4,770	$4,752

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

Impaired Loans. At June 30, 2006, the recorded investment in impaired loans under SFAS 114 totaled $3.4 million, with approximately $1.3 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $100,000 from $3.5 million at December 31, 2005. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2006:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$1,804	$776
Real estate — construction and land development	482	137
Real estate — mortgages
Commercial	1,130	392
Other	—	—

Total	$3,416	$1,305

Potential Problem Loans. In addition to nonperforming loans, management has identified $1.7 million in potential problem loans as of June 30, 2006, compared to $1.1 million as of December 31, 2005. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming.
Stockholders’ Equity. At June 30, 2006, total stockholders’ equity was $105.9 million, an increase of $800,000 from $105.1 million at December 31, 2005. The increase in stockholders’ equity during the first six months of 2006 resulted primarily from net income of $2.1 million and stock transactions totaling $1.3 million. These increases were partially offset by a net loss of $2.4 million in comprehensive income for the mark-to-market adjustment to available-for-sale securities. As of June 30, 2006 we had 20,357,448 shares of common stock issued and 20,171,497 shares outstanding.
Regulatory Capital. The table below represents our and our federal thrift subsidiary’s regulatory and minimum regulatory capital requirements at June 30, 2006 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$120,615	7.96%	$60,596	4.00%	$75,746	5.00%
Superior Bank	115,464	7.68	60,142	4.00	75,177	5.00
Total Capital (to Risk Weighted Assets)
Corporation	131,934	10.46	100,896	8.00	126,120	10.00
Superior Bank	126,783	10.14	99,987	8.00	124,984	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	120,615	9.56	N/A	N/A	75,672	6.00
Superior Bank	115,464	9.24	N/A	N/A	74,991	6.00
Tangible Capital (to Adjusted Total Assets)
Corporation	120,615	7.96	22,724	1.50	N/A	N/A
Superior Bank	115,464	7.68	22,553	1.50	N/A	N/A

Liquidity
Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions and brokered deposits, and may borrow from the FHLB under a blanket floating lien on certain commercial loans and residential real estate loans. Also, we have established certain repurchase agreements with a large financial institution. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $0.5 million in funds in the first six months of 2006, primarily due to net income, depreciation, and provision for loan losses of $2.1 million, $1.5 million, and $1.3 million, respectively. These items were offset by increases in mortgage loans held for sale of $1.8 million and other assets of $2.0 million due to the prepayment of insurance. This compares to a net use of funds of $20.9 million in the first six months of 2005, primarily due to an increase in mortgage loans held for sale of $21.7 million.
Investing activities were a net user of funds in the first six months of 2006 primarily due to an increase in loans. Investing activities were a net provider in the first six months of 2005 due to calls and sales of available-for-sale securities, and a decrease in loans. We sold securities in 2005 as part of a strategy to de-leverage our balance sheet.
Financing activities were a net provider of funds in the first six months of 2006, as we increased our levels of brokered certificates of deposit and FHLB advances to finance our loan growth. Financing activities were a net user of funds in the first six months of 2005 due to decreases in deposits and FHLB advances and other borrowings offset slightly by the issuance of new stock.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
There have been no material changes in our quantitative or qualitative disclosures about market risk as of June 30, 2006 from those presented in our annual report on Form 10-K for the year ended December 31, 2005.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and PFO, as of June 30, 2006. Based upon the Evaluation, our CEO and PFO have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.
Except as set forth below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed, we identified a material weakness in internal control over financial reporting at December 31, 2005 relating to our use of the “short-cut method” of hedge accounting with respect to certain interest rate swaps (“CD swaps”) relating to brokered certificates of deposits. For more information regarding this material weakness, see Item 9A, Controls and Procedures, in our annual report on Form 10-K for the year ended December 31, 2005. To remediate this material weakness, management engaged external consultants to provide support and technical expertise regarding the documentation, initial and ongoing testing and valuations of our interest rate swaps and application of hedge accounting to enhance our existing internal financial control policies and procedures with respect to the types of swaps at issue to ensure that they are accounted for in accordance with generally accepted accounting principles as currently interpreted. Based on such remediation, we have concluded that our current accounting for such transactions does not represent a material weakness in our internal control over financial reporting and that our internal control over financial accounting was effective at June 30, 2006.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part I, Item 2 above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On May 18, 2006, we held our annual meeting of stockholders, at which the following actions were taken:
1.	The stockholders voted as follows to elect the following persons as directors, each to hold office for a one-year term:

NAME	FOR	WITHHELD

C. Stanley Bailey	16,253,917	70,305
Roger Barker	16,169,476	154,746
K. Earl Durden	15,870,824	453,398
Rick D. Gardner	16,254,117	70,105
Thomas E. Jernigan, Jr.	16,146,126	178,096
James Mailon Kent, Jr.	16,130,906	193,316
James M. Link	15,744,115	580,107
Barry Morton	16,269,582	54,640
Robert R. Parrish, Jr.	16,008,382	315,840
C. Marvin Scott	16,253,917	70,305
Michael E. Stephens	15,963,010	361,212
James A. Taylor	15,304,751	1,019,471
James C. White, Sr.	15,995,794	328,428

2.	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to change our corporate name to “Superior Bancorp”, as follows:

FOR	AGAINST	ABSTAIN

16,232,189	87,834	4,199
3.	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 50 million, as follows:

FOR	AGAINST	ABSTAIN

15,930,905	332,721	60,595
4.	The stockholders voted to approve our Non-Employee Director Stock Plan, as follows:

FOR	AGAINST	ABSTAIN

11,519,568	209,110	277,465
5.	The stockholders voted to ratify the appointment of Carr, Riggs & Ingram, LLC as our independent registered public accounting firm to conduct our audit for the 2006 fiscal year, as follows:

FOR	AGAINST	ABSTAIN

16,274,266	48,107	1,849
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

SUPERIOR BANCORP (Registrant)
Date: August 9, 2006	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: August 9, 2006	By:	/s/ James C. Gossett
James C. Gossett
Chief Accounting Officer (Principal Financial and Accounting Officer)