Form 10-Q
period 2006-09-30
SUPERIOR BANCORP
filed 2006-11-09
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2006

Common stock, $.001 par value	26,428,942

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Cash and due from banks	$32,964	$35,088
Interest-bearing deposits in other banks	7,063	9,772
Federal funds sold	1,973	—
Investment securities available for sale	306,339	242,306
Tax lien certificates	7,254	289
Mortgage loans held for sale	18,523	21,355
Loans, net of unearned income	1,257,640	963,253
Less: Allowance for loan losses	(13,222)	(12,011)

Net loans	1,244,418	951,242

Premises and equipment, net	66,921	56,017
Accrued interest receivable	9,801	7,081
Stock in FHLB	9,372	10,966
Cash surrender value of life insurance	40,228	39,169
Goodwill and other intangibles	60,293	12,090
Other assets	30,949	30,094

TOTAL ASSETS	$1,836,098	$1,415,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$119,030	$92,342
Interest-bearing	1,303,413	951,354

TOTAL DEPOSITS	1,422,443	1,043,696
Advances from FHLB	146,090	181,090
Federal funds borrowed and security repurchase agreements	32,464	33,406
Notes payable	3,597	3,755
Junior subordinated debentures owed to unconsolidated subsidiary trusts	31,959	31,959
Accrued expenses and other liabilities	18,661	16,498

TOTAL LIABILITIES	1,655,214	1,310,404
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 50,000,000 shares; shares issued 26,645,239 and 20,221,456, respectively; outstanding 26,428,942 and 19,980,261, respectively	27	20
Surplus	160,571	87,979
Retained earnings	24,431	21,494
Accumulated other comprehensive loss	(2,454)	(2,544)
Treasury stock, at cost	(310)	(341)
Unearned ESOP stock	(1,381)	(1,543)

TOTAL STOCKHOLDERS’ EQUITY	180,884	105,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,836,098	$1,415,469

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$23,366	$16,063	$62,038	$46,531
Interest on taxable securities	3,248	2,919	8,757	8,789
Interest on tax-exempt securities	106	62	273	179
Interest on federal funds sold	142	163	229	354
Interest and dividends on other investments	596	272	1,418	769

Total interest income	27,458	19,479	72,715	56,622
INTEREST EXPENSE
Interest on deposits	12,653	7,346	30,833	19,911
Interest on other borrowed funds	3,093	1,927	8,212	5,665
Interest on subordinated debentures	797	732	2,338	2,116

Total interest expense	16,543	10,005	41,383	27,692

NET INTEREST INCOME	10,915	9,474	31,332	28,930
Provision for loan losses	550	500	1,850	2,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,365	8,974	29,482	26,180
NONINTEREST INCOME
Service charges and fees on deposits	1,137	1,239	3,417	3,517
Mortgage banking income	919	693	2,158	1,901
Investment securities losses	—	—	—	(977)
Change in fair value of derivatives	6	(863)	43	(160)
Increase in cash surrender value of life insurance	443	389	1,222	1,131
Insurance proceeds	—	—	—	5,000
Other income	315	479	1,377	1,466

TOTAL NONINTEREST INCOME	2,820	1,937	8,217	11,878
NONINTEREST EXPENSES
Salaries and employee benefits	6,390	6,048	18,064	17,377
Occupancy, furniture and equipment expense	1,806	1,898	5,391	5,938
Management separation costs	—	64	—	15,402
Merger-related costs	350	—	350	—
Subsidiary start-up costs	135	—	135	—
Other operating expenses	3,525	3,028	9,799	11,126

TOTAL NONINTEREST EXPENSES	12,206	11,038	33,739	49,843

Income (loss) before income taxes	979	(127)	3,960	(11,785)
INCOME TAX EXPENSE (BENEFIT)	166	(264)	1,022	(4,909)

NET INCOME (LOSS)	813	137	2,938	(6,876)
PREFERRED STOCK DIVIDENDS	—	—	—	305
EFFECT OF EARLY CONVERSION OF PREFFERED STOCK	—	—	—	2,006

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$813	$137	$2,938	$(9,187)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.04	$0.01	$0.14	$(0.49)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.04	$0.01	$0.14	$(0.49)

Weighted average common shares outstanding	22,234	19,625	20,810	18,920
Weighted average common shares outstanding, assuming dilution	22,849	20,240	21,444	18,920
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$8,741	$(6.540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	2,709	4,071
Net increase in federal funds sold	(1,009)	(14,565)
Proceeds from sales of securities available for sale	149,730	57,150
Proceeds from maturities of investment securities available for sale	10,921	26,274
Purchases of investment securities available for sale	(44,729)	(54,765)
Purchases of tax lien certificates	(6,965)	—
Net (increase) decrease in loans	(159,078)	30,332
Net cash received in business combination	4,459	—
Proceeds from sales of premises and equipment	1,228	3,243
Purchases of premises and equipment	(8,683)	(1,654)
Proceeds from sale of repossessed assets	1,214	—
Other operating activities, net	1,594	(34)

Net cash (used) provided by investing activities	(48,609)	50,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	103,084	(14,925)
Net decrease in FHLB advances and other borrowed funds	(66,396)	(38,595)
Payments made on notes payable	(158)	(158)
Proceeds from sale of common stock	1,214	9,122
Cash dividends paid	—	(305)

Net cash provided (used) by financing activities	37,744	(44,861)

Net decrease in cash and due from banks	(2,124)	(1,349)
Cash and due from banks at beginning of period	35,088	23,489

CASH AND DUE FROM BANKS AT END OF PERIOD	$32,964	$22,140

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The condensed statement of financial condition at December 31, 2005, which has been derived from the financial statements audited by Carr, Riggs & Ingram, LLC, independent public accountants, as indicated in their report, dated March 16, 2006, included in the Corporation’s Annual Report on Form 10-K, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
FASB Interpretation No. 48
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
Emerging Issues Task Force No. 06-05
In September 2006, the FASB ratified a consensus reached by the Emerging Issues Task Force, or EITF, on Issue No. 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial position should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable that contractual restrictions would limit the amount that could be realized, these contractual limitations should be considered when determining the realizable amounts. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. A policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that would ultimately be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) should be included in the amount that could be realized under the insurance contract. A policyholder should not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. However, if the contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, then the amount that could be realized should be discounted. EITF Issue No. 06-05 is effective for fiscal years beginning after December 15, 2006 and should be applied through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. The application of EITF Issue No. 06-05 is not expected to have a material impact on the Corporation’s financial condition or results of operations.
Staff Accounting Bulletin No. 108
In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on the Corporation’s financial condition, results of operations or cash flows.
Statement of Financial Accounting Standards No. 158
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As of September 30, 2006 the Corporation does not have a defined benefit pension; however, with the acquisition of Community Bancshares, Inc. during the fourth quarter, the Corporation’s financial statements will begin to reflect the accounting for Community Bancshares, Inc.’s existing defined benefit pension. Management has not determined the impact that SFAS No. 158 will have on the Corporation’s statement of financial position at December 31, 2006 or on the Corporation’s comprehensive income for the period ending December 31, 2006.
Statement of Financial Accounting Standards No. 157
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Corporation’s financial statements.
Emerging Issues Task Force No. 06-04
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, the Corporation has no endorsement split-dollar life insurance arrangements outstanding on any of its bank- owned life insurance.
Note 3 — Acquisitions
The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. of Tampa, Florida (“Kensington”) on August 31, 2006 in exchange for 6,226,722 shares of the Corporation’s common stock valued at approximately $71,300,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, totaled $71,803,000. As a result of the acquisition the Corporation now operates the 12 banking locations in the Tampa Bay area of Florida. This area will be the Corporation’s largest market and has a higher projected population growth than any of its current banking markets.
The Kensington transaction resulted in $44,826,000 of goodwill allocated to the Florida reporting unit and $3,544,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Corporation is in the process of obtaining third-party valuations and appraisals of the loan portfolio and real property; thus, the allocation of the purchase price is subject to refinement:

(Dollars in thousands)	Amount
Cash and due from banks	$4,454
Federal funds sold	964
Investment securities	180,151
Loans, net	136,854
Premises and equipment, net	5,559
Goodwill	44,826
Core deposit and other intangibles	3,544
Other assets	4,732
Deposits	(276,186)
Repurchase agreements	(30,050)
Other liabilities	(3,045)

Total consideration paid for Kensington	$71,803

The results of operations of the Corporation subsequent to the acquisition date are included in the Corporation’s consolidated statements of operations. The following pro forma information for the periods ended September 30, 2006 and 2005 reflects the Corporation’s estimated consolidated results of operations as if the acquisition of Kensington occurred at January 1 of the respective period, unadjusted for potential cost savings.

(Dollars in thousands, except per share data)	2006	2005
Net interest income and noninterest income	$46,337	$48,998
Net income (loss)	4,807	(4,329)
Net income (loss) available to common shareholders	4,807	(6,640)
Earnings per common share — basic	$0.18	$(0.26)
Earnings per common share — diluted	$0.17	$(0.26)
On November 7, 2006, the Corporation completed its acquisition of Community Bancshares, Inc., which was merged with and into the Corporation. As a result of the merger, the Corporation will operate the 18 banking locations and 15 consumer finance company locations in the State of Alabama previously owned by Community Bancshares. The combination of the two community bank holding companies creates a banking franchise totaling approximately $2.4 billion in assets that serves its customers through 57 banking offices and 18 consumer finance company offices from Huntsville, Alabama to Tampa, Florida.
As a result of the merger, Community Bancshares shareholders will receive .8974 shares of the Corporation’s common stock for each share of Community Bancshares stock they own. Based on the Corporation’s closing share price on November 7, 2006, the total value of the merger was approximately $93.6 million.
Note 4 — Asset Sales
In May 2006, the Corporation sold two floors in its headquarters building (John Hand Building), realizing a $103,000 pre-tax gain. In June 2006, the Corporation sold two condominium units in its headquarters building, realizing a $62,000 pre-tax gain. Due to the recapture of $161,000 in tax credits realized in previous periods from the restoration of the John Hand Building, these pre-tax gains had no material impact on net income.
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
The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2005. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

	Alabama	Florida
	Region	Region	Combined
Three months ended Sept 30, 2006
Net interest income	$6,500	$4,415	$10,915
Provision for loan losses	(71)	621	550
Noninterest income	2,556	264	2,820
Noninterest expense (1)	10,531	1,675	12,206
Income tax (benefit) expense	(623)	789	166
Net (loss) income	(781)	1,594	813
Total assets	1,167,107	668,991	1,836,098
Three months ended Sept 30, 2005
Net interest income	$6,277	$3,197	$9,474
Provision for loan losses	503	(3)	500
Noninterest income	1,917	20	1,937
Noninterest expense (1) (2)	9,986	1,052	11,038
Income tax (benefit) expense	(968)	704	(264)
Net (loss) income	(1,327)	1,464	137
Total assets	1,149,436	226,883	1,376,319
Nine months ended Sept 30, 2006
Net interest income	$19,395	$11,936	$31,331
Provision for loan losses	961	889	1,850
Noninterest income	7,459	758	8,217
Noninterest expense (1)(2)	29,896	3,842	33,738
Income tax (benefit) expense	(1,551)	2,573	1,022
Net (loss) income	(2,452)	5,390	2,938
Nine months ended Sept 30, 2005
Net interest income	$19,812	$9,118	$28,930
Provision for loan losses	2,615	135	2,750
Noninterest income (3)	11,205	673	11,878
Noninterest expense (1) (2)	46,616	3,227	49,843
Income tax (benefit) expense	(6,813)	1,904	(4,909)
Net (loss) income	(11,401)	4,525	(6,876)

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company, which have not been prorated to the Florida region.

(2)	See Notes 4 and 12 concerning the amount of gain on the sale of assets and management separation costs.

(3)	Noninterest income for the nine-month period ended September 30, 2005 includes $5.0 million in insurance proceeds.

Note 6 — Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$813	$137	$2,938	$(6,876)
Less preferred dividends	—	—	—	305
Less effect of preferred stock conversion	—	—	—	2,006

For basic and diluted, net income (loss)	$813	$137	$2,938	$(9,187)

Denominator:
For basic, weighted average common shares outstanding	22,234	19,625	20,810	18,920
Effect of dilutive stock options and restricted stock	615	615	634	—

Average diluted common shares outstanding	22,849	20,240	21,444	18,920

Basic net income (loss) per common share	$.04	$.01	$.14	$(.49)

Diluted net income (loss) per common share	$.04	$.01	$.14	$(.49)

Net loss applicable to common stockholders and net loss per common share for periods ended September 30, 2005 reflect the effects of the early conversion of 62,000 shares of the Corporation’s convertible preferred stock into 775,000 shares of common stock at a conversion price of $8.00 per share. Such conversion was effective June 30, 2005. As a result of such conversion, the excess of the market value of the common stock issued at the date of conversion over the aggregate issue price is reflected as a reduction in retained earnings with a corresponding increase in surplus, thereby reducing net income applicable to common stockholders for purposes of calculating earnings per common share. This non-cash charge did not affect total stockholders’ equity.
Common stock equivalents of 1,109,000 were not included in computing diluted net loss per common share for the nine-month period ended September 30, 2005 because their effects were anti-dilutive.
Note 7 — Comprehensive (Loss) Income
Total comprehensive income (loss) was $3,308,000 and $3,027,000, respectively, for the three- and nine-month periods ended September 30, 2006 and $(970,000) and $(7,537,000) respectively, for the three- and nine-month periods ended September 30, 2005. Total comprehensive income (loss) consists of net income (loss) and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.
Note 8 — Income Taxes
The difference between the effective tax rate and the federal statutory rate in 2006 and 2005 is primarily due to certain tax-exempt income. During the nine-month period ended September 30, 2006, the Corporation incurred additional income tax expense of $161,000 due to the recapture of rehabilitation tax credits (see Note 4).
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
Note 9 — Junior Subordinated Debentures
The Corporation has sponsored two trusts, TBC Capital Statutory Trust II (“TBC Capital II”) and TBC Capital Statutory Trust III (“TBC Capital III”), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are, or were, first redeemable, in whole or in part, by the Corporation on September 7, 2010 and July 25, 2006, respectively.
The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under regulatory guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow:

	September 30,	December 31,
	2006	2005
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of September 30, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 9.30% and 7.67%, respectively.
Prior to the conversion of its subsidiary’s charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal Reserve approved the timely payment of the Corporation’s semi-annual distributions on its trust-preferred securities in January, March, July and September 2005.
Note 10 — Stockholders’ Equity
Stockholder’s equity during the nine-month period ended September 30, 2006 increased primarily as a result of stock transactions totaling approximately $72,600,000, which includes the Kensington merger (See Note 3).
On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the Restricted Stock Agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period, with one-third vesting at the end of each of the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. During 2003, 15,000 shares of this restricted common stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005, the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreement entered into during 2005 (see Note 12), vesting was accelerated on 124,375 shares of restricted stock. As of September 30, 2006, 6,668 shares of unvested restricted stock issued to continuing directors remained outstanding. The outstanding shares of restricted stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the year ended December 31, 2005, the Corporation recognized $648,000 in restricted stock expense, primarily related to the accelerated vesting from the management separation agreements included in the amount of management separation costs. No restricted stock expense was recognized for the three- and nine-month periods ended September 30, 2006. For the period ended September 30, 2005, the Corporation recognized $599,000 in restricted stock expense, of which $486,000 was related to the accelerated vesting from the management separation agreements and was included in the amount of management separation costs.
The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees who are at least age 21 and have completed a year of service. As of September 30, 2006, the ESOP has been leveraged with shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.
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
Compensation expense recognized by the Corporation with respect to the ESOP during the nine-month periods ended September 30, 2006 and 2005 was $229,000 and $135,000 respectively. The ESOP shares as of September 30, 2006 were as follows:

Allocated shares	82,028
Estimated shares committed to be released	20,025
Unreleased shares	171,347

Total ESOP shares	273,400

Fair value of unreleased shares	$3,144,100

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
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U. S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the nine-month period ended September 30, 2006:

Risk-free interest rate	4.54%
Volatility factor	30.16%
Expected term (in years)	5.00
Dividend yield	0.00%
A summary of stock option activity as of September 30, 2006 and changes during the nine-month period then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, beginning of period	3,031,946	$7.81
Granted	159,000	10.72
Exercised	(145,818)	6.34
Forfeited	(20,031)	7.06

Under option, end of period	3,025,097	$8.04	7.61	$9,694,401

Exercisable at end of period	2,871,097	$7.89	7.61	$8,926,957

Weighted-average fair value per option of options granted during the period	$3.75

The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 was $26,000 and $767,000, respectively. As of September 30, 2006, there was $493,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a twenty-six month period unless the shares vest earlier based on achievement of benchmark trading price levels. During the three- and nine-month periods ended September 30, 2006, the Corporation recognized approximately $41,000 and $88,000, respectively, in compensation expense related to options granted.
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

	For the Three Months	For the Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income (loss):
As reported	$137	$(6,876)
Pro forma	(200)	(10,929)
Loss per common share:
As reported	$.01	$(.49)
Pro forma	(.01)	(.70)
Diluted loss per common share:
As reported	$.01	$(.49)
Pro forma	(.01)	(.70)
The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted average assumptions for the period ended September 30, 2005:

Risk-free interest rate	4.33%
Volatility factor	44.00%
Weighted average expected term	7.00
Dividend yield	0.00%
Note 11 — Derivative Instruments and Hedging Activities
The Corporation uses derivative financial instruments to assist in its interest rate risk management process. As of September 30, 2006 and December 31, 2006 the Corporation’s derivative financial instruments include interest rate exchange contracts (“swaps”).
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
As of September 30, 2006 and December 31, 2005, the Corporation had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (see Note 1). During the first quarter of 2006, the Corporation designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Corporation will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statements of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of September 30, 2006, the amount of CD swaps designated as fair value hedges totaled $46,210,000.
Prior to the first quarter of 2006 and for the portion of CD swaps that are not designated as fair value hedges, the Corporation reported the change in the fair value of these CD swaps as a separate component of noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities.
As of September 30, 2006 and December 31, 2005, these CD swaps had a recorded negative fair value of $1,165,000 and $992,000 and a weighted average life of 8.14 and 8.89 years, respectively. The weighted average fixed rate (receiving rate) was 4.75% and the weighted average variable rate (paying rate) was 5.40% and 4.22% (LIBOR based), respectively.

In October 2006, subsequent to the September 30, 2006 statement of financial condition, the Corporation entered into certain interest rate floor contracts that have not been qualified for hedge accounting treatment and will be used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay to the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. The Corporation entered into $50,000,000 interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. The Corporation paid a $248,000 premium. These economic hedges will be carried at fair value and changes in the fair value of these derivatives and any payments received will be recognized in noninterest income.
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
In connection with the above management separation transactions, the Corporation recognized pre-tax expenses of $64,000 and $15.4 million for the three- and nine- month periods ended September 30, 2005. At September 30, 2006 and 2005, the Corporation had $1.2 million and $4.3 million, respectively, of accrued liabilities related to these agreements.
Note 13 — Tax Lien Certificates
During the first nine months of 2006, the Corporation purchased $7.0 million in tax lien certificates from various municipalities in Alabama, Illinois, New Jersey, and South Carolina. Tax lien certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax lien certificates are classified as nonmarketable investment securities and are carried at cost, which approximates realizable value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our September 30, 2006 consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.
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
Recent Developments
On August 31, 2006, we completed the acquisition of Kensington, which was merged with and into the Corporation. Under the terms of the merger agreement, we issued 1.6 shares of our common stock for each share of Kensington stock issued and additional common stock for certain outstanding Kensington stock options. Based on the closing price per share for our common stock on August 31, 2006, the transaction was valued at approximately $71.8 million at the time of closing (including certain direct acquisition costs). As a result of the merger, we now operate the 12 banking locations in the state of Florida previously owned by Kensington. The Tampa Bay area will be the Corporation’s largest market and has a higher projected population growth than any of our current banking markets. The merger is expected to be accretive to our earnings. (See Note 3)
On November 7, 2006, we completed our acquisition of Community Bancshares, Inc., which was merged with and into Superior Bancorp. As a result of the merger, we will operate the 18 banking locations and 15 consumer finance company locations in the State of Alabama previously owned by Community Bancshares. The combination of the two community bank holding companies creates a banking franchise totaling approximately $2.4 billion in assets that serves its customers through 57 banking offices and 18 consumer finance company offices from Huntsville, Alabama to Tampa, Florida.
As a result of the merger, Community Bancshares shareholders will receive .8974 shares of our common stock for each share of Community Bancshares stock they own. Based on our closing share price on November 7, 2006, the total value of the merger was approximately $93.6 million.
Overview
Our principal subsidiary is Superior Bank, a federal savings bank headquartered in Birmingham, Alabama, which operates 57 banking offices in Alabama and Florida and 18 consumer finance company offices in Alabama. Other subsidiaries include TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust, and Morris Avenue Management Group, Inc. (“MAMG”), an Alabama corporation, all of which are wholly owned. TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by Superior Bank.
Our total assets were $1.836 billion at September 30, 2006, an increase of $420.6 million, or 29.7%, from $1.415 billion as of December 31, 2005. Our total loans, net of unearned income, were $1.258 billion at September 30, 2006, an increase of $294.4 million, or 30.6%, from $963.3 million as of December 31, 2005. Our total deposits were $1.422 billion at September 30, 2006, an increase of $378.7 million, or 36.3%, from $1.044 billion as of December 31, 2005. Our total stockholders’ equity was $180.9 million at September 30, 2006, an increase of $75.8 million, or 72.2%, from $105.1 million as of December 31, 2005.
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
Results of Operations
Net income was $813,000 for the three-month period ended September 30, 2006 (third quarter of 2006), compared to $137,000 for the three-month period ended September 30, 2005 (third quarter of 2005). The increase in our net income during the third quarter of 2006 compared to the third quarter of 2005 is primarily the result of an increase in net interest income and an increase in noninterest income offset by slightly higher noninterest expenses. Basic and diluted net income per common share was $.04 and $.01, respectively, for the third quarters of 2006 and 2005, based on weighted average common shares outstanding for the respective periods. Return on average assets, on an annualized basis, was .20% for the third quarter of 2006, compared to .04% for the third quarter of 2005. Return on average stockholders’ equity, on an annualized basis, was 2.46% for the third quarter of 2006, compared to 0.54% for the third quarter of 2005. Book value per share at September 30, 2006, was $6.84, compared to $5.26 at December 31, 2005. Tangible book value per share at September 30, 2006 was $4.56, compared to $4.65 at December 31, 2005.
Net income was $2.9 million for the nine-month period ended September 30, 2006 (first nine months of 2006), compared to a $9.2 million net loss for the nine-month period ended September 30, 2005 (first nine months of 2005). Basic and diluted net income (loss) per common share was $.14 for the first nine months of 2006 and $(.49) for the first nine months of 2005, based on weighted average common shares outstanding for the respective periods. The net loss per common share for the first nine months of 2005 reflects $15.4 million in management separation costs (see Note 12 to the condensed consolidated financial statements) and the $2.0 million effect from the early conversion of our convertible preferred stock (see Note 6). Return on average assets, on an annualized basis, was .26% for the first nine months of 2006 compared to (0.65%) for the first nine months of 2005. Return on average stockholders’ equity, on an annualized basis, was 3.44% for the first nine months of 2006 compared to (9.09%) for the first nine months of 2005.

Other than the specific items previously mentioned that were recognized in the first nine months of 2005, the increase in our net income for the first nine months of 2006 compared to the first nine months of 2005 is primarily the result of an increase in net interest income and a decline in the provision for loan losses, offset by a net decrease in noninterest income and noninterest expenses.
Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $1.4 million, or 15.2%, to $10.9 million for the third quarter of 2006 compared to $9.5 million for the third quarter of 2005. Net interest income increased primarily due to a $7.9 million increase in total interest income offset by a $6.5 million increase in total interest expense. The increase in total interest income is primarily due to a 115-basis point increase in the average interest rate on loans and a $226.4 million increase in the average volume of loans.
The increase in total interest expense is attributable to a 130-basis point increase in the average interest rate paid on interest-bearing liabilities and a $225.5 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 4.67% for the third quarter of 2006, compared to 3.37% for the third quarter of 2005. Our net interest spread and net interest margin were 2.71% and 2.94%, respectively, for the third quarter of 2006, compared to 2.90% and 3.06% for the third quarter of 2005.
Average interest-earning assets for the third quarter of 2006 increased $244.1 million, or 19.8%, to $1.478 billion from $1.234 billion in the third quarter of 2005. Average interest-bearing liabilities increased by $225.5 million, or 19.1%, to $1.404 billion for the third quarter of 2006 from $1.178 billion for the third quarter of 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.3% and 104.7% for the third quarters of 2006 and 2005, respectively. Average interest-bearing assets produced a taxable equivalent yield of 7.38% for the third quarter of 2006, compared to 6.27% for the third quarter of 2005. Our net interest margin was reduced approximately 10 basis points by the effect of an incorrect interest rate that had been applied to a single deposit account, which was detected and corrected during the third quarter.
Net interest income increased $2.4 million, or 8.3%, to $31.3 million for the first nine months of 2006 compared to $28.9 million for the first nine months of 2005. Net interest income increased primarily due to a $16.1 million increase in total interest income offset by a $13.7 million increase in total interest expense. The increase in total interest income is primarily due to a 118-basis point increase in the average interest rate on loans and a $124.4 million increase in the average volume of loans.
The increase in total interest expense is attributable to a 121-basis point increase in the average interest rate paid on interest-bearing liabilities and a $90.0 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 4.30% for the first nine months of 2006, compared to 3.09% for the first nine months of 2005. Our net interest spread and net interest margin were 2.88% and 3.10%, respectively, for the first nine months of 2006, compared to 2.97% and 3.10% for the first nine months of 2005.
Average interest-earning assets for the first nine months of 2006 increased $106.0 million, or 8.5%, to $1.356 billion from $1.251 billion in the first nine months of 2005. Average interest-bearing liabilities increased by $90.0 million, or 7.5%, to $1.288 billion for the first nine months of 2006 from $1.198 billion for the first nine months of 2005. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.4% and 104.4% for the first nine months of 2006 and 2005, respectively. Average interest-bearing assets produced a taxable equivalent yield of 7.18% for the first nine months of 2006, compared to 6.06% for the first nine months of 2005.
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

	Three Months Ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,157,948	$23,366	8.01%	$931,598	$16,063	6.84%
Investment securities
Taxable	271,730	3,248	4.74	253,960	2,919	4.56
Tax-exempt (2)	10,600	161	6.01	6,897	94	5.40

Total investment securities	282,330	3,409	4.79	260,857	3,013	4.58
Federal funds sold	10,512	142	5.36	18,904	163	3.42
Other investments	27,368	596	8.64	22,743	272	4.74

Total interest -earning assets	1,478,158	27,513	7.38	1,234,102	19,511	6.27
Noninterest-earning assets:
Cash and due from banks	32,339			34,991
Premises and equipment	62,702			55,849
Accrued interest and other assets	93,061			84,175
Allowance for loan losses	(12,832)			(12,368)

Total assets	$1,653,428			$1,396,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$356,319	$3,631	4.04	$362,520	$2,094	2.29
Savings deposits	22,488	33	0.58	25,178	9	0.14
Time deposits	758,425	8,989	4.70	579,977	5,243	3.59
Other borrowings	235,218	3,093	5.22	179,306	1,927	4.26
Subordinated debentures	31,959	797	9.89	31,959	732	9.09

Total interest - bearing liabilities	1,404,409	16,543	4.67	1,178,940	10,005	3.37
Noninterest-bearing liabilities:
Demand deposits	100,872			94,219
Accrued interest and other liabilities	16,984			22,112
Stockholders’ equity	131,163			101,478

Total liabilities and stockholders’ equity	$1,653,428			$1,396,749

Net interest income/net interest spread		10,970	2.71%		9,506	2.90%

Net yield on earning assets			2.94%			3.06%

Taxable equivalent adjustment:
Investment securities (2)		55			32

Net interest income		$10,915			$9,474

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30, (1)
	2006 vs. 2005
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$7,303	$3,017	$4,286
Interest on securities:
Taxable	329	119	210
Tax-exempt	67	11	56
Interest on federal funds	(21)	69	(90)
Interest on other investments	324	260	64

Total interest income	8,002	3,476	4,526

Expense from interest-bearing liabilities:
Interest on demand deposits	1,537	1,573	(36)
Interest on savings deposits	24	25	(1)
Interest on time deposits	3,746	1,878	1,868
Interest on other borrowings	1,166	489	677
Interest on subordinated debentures	65	65	—

Total interest expense	6,538	4,030	2,508

Net interest income	$1,464	$(554)	$2,018

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

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

	Nine Months Ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,067,972	$62,038	7.77%	$943,550	$46,531	6.59%
Investment securities
Taxable	251,590	8,757	4.65	260,734	8,789	4.51
Tax-exempt (2)	9,466	414	5.84	6,716	271	5.39

Total investment securities	261,056	9,171	4.70	267,450	9,060	4.53
Federal funds sold	5,876	228	5.19	16,134	354	2.93
Other investments	21,775	1,418	8.71	23,551	769	4.37

Total interest -earning assets	1,356,679	72,855	7.18	1,250,685	56,714	6.06
Noninterest-earning assets:
Cash and due from banks	24,927			32,212
Premises and equipment	58,823			57,325
Accrued interest and other assets	84,416			83,712
Allowance for loan losses	(12,394)			(12,649)

Total assets	$1,512,451			$1,411,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$331,086	$7,969	3.22	$333,912	$4,849	1.94
Savings deposits	21,152	51	0.32	26,812	30	0.15
Time deposits	685,864	22,813	4.45	614,288	15,032	3.27
Other borrowings	217,535	8,212	5.05	190,589	5,665	3.97
Subordinated debentures	31,959	2,338	9.78	31,959	2,116	8.85

Total interest - bearing liabilities	1,287,596	41,383	4.30	1,197,560	27,692	3.09
Noninterest-bearing liabilities:
Demand deposits	95,376			93,936
Accrued interest and other liabilities	15,386			18,636
Stockholders’ equity	114,093			101,153

Total liabilities and stockholders’ equity	$1,512,451			$1,411,285

Net interest income/net interest spread		31,472	2.88%		29,022	2.97%

Net yield on earning assets			3.10%			3.10%

Taxable equivalent adjustment:
Investment securities (2)		141			92

Net interest income		$31,331			$28,930

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30, (1)
	2006 vs. 2005
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$15,507	$8,931	$6,576
Interest on securities:
Taxable	(32)	275	(307)
Tax-exempt	143	24	119
Interest on federal funds	(126)	177	(303)
Interest on other investments	649	711	(62)

Total interest income	16,141	10,118	6,023

Expense from interest-bearing liabilities:
Interest on demand deposits	3,120	3,161	(41)
Interest on savings deposits	21	28	(7)
Interest on time deposits	7,781	5,882	1,899
Interest on other borrowings	2,547	1,676	871
Interest on subordinated debentures	222	222	—

Total interest expense	13,691	10,969	2,722

Net interest income	$2,450	$(851)	$3,301

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $883,000, or 45.6%, to $2.8 million for the third quarter of 2006 from $1.9 million for the third quarter of 2005, primarily due to the ($863,000) decrease in the fair value of our interest rate swaps in the third quarter of 2005. The fair value adjustment for the third quarter of 2006 was $6,000 (see Note 11). Service charges and fees on deposits decreased ($102,000), or 8.2%, to $1.13 million in the third quarter of 2006 from $1.24 million in the third quarter of 2005. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Mortgage banking income increased $226,000, or 32.6%, to $919,000 in the third quarter of 2006 from $693,000 in the third quarter of 2005, primarily due to increased volume of sales in 2006 as compared to 2005.
Noninterest income decreased $3.7 million, or 30.8%, to $8.2 million for the first nine months of 2006 from $11.9 million for the first nine months of 2005, primarily due to the $5.0 million in insurance proceeds we received in the second quarter of 2005 offset slightly by the loss on the sale of securities in the first nine months of 2005 of ($977,000). The investment portfolio losses were realized as a result of a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. Service charges and fees on deposits decreased $100,000, or 2.8%, to $3.4 million in the first nine months of 2006 from $3.5 million in the first nine months of 2005. Mortgage banking income increased by $257,000, or 13.5%, to $2.16 million in the first nine months of 2006 from $1.90 million in the first nine months of 2005.

Noninterest expenses. Noninterest expenses increased $1.2 million, or 10.6%, to $12.2 million for the third quarter of 2006 from $11.0 million for the third quarter of 2005. This increase is primarily due to $897,000 in merger-related expenses, business start-up costs, and other losses, including the write-down on other real estate and litigation settlements. We expect to recognize additional merger-related costs in the fourth quarter of 2006. Salaries and benefits increased $342,000, or 5.7%, to $6.39 million for the third quarter of 2006 from $6.05 million for the third quarter of 2005. Occupancy and equipment expenses decreased $92,000, or 4.8%, to $1.8 million for the third quarter of 2006 from $1.9 million for the third quarter of 2005. Other operating expenses increased $497,000 in the third quarter of 2006, primarily due to other losses and the write-down on other real estate in the third quarter of 2006 described above.
Noninterest expenses decreased $16.1 million, or 32.3%, to $33.7 million for the first nine months of 2006 from $49.8 million for the first nine months of 2005. This decrease is primarily due to the management separation costs of $15.4 million incurred in the first nine months of 2005. The management separation costs primarily included severance payments, accelerated vesting of restricted stock and professional fees (see Note 12 to the condensed consolidated financial statements). Salaries and benefits increased $687,000, or 4.0%, to $18.1 million for the first nine months of 2006 from $17.4 million for the first nine months of 2005. Occupancy and equipment expenses decreased $547,000, or 9.2%, to $5.4 million for the first nine months of 2006 from $5.9 million for the first nine months of 2005. This decline is primarily due to a reduction in depreciation expense attributable to assets being sold or becoming fully depreciated and the effect of budget initiatives implemented by management. Other operating expenses decreased $1.3 million primarily due to the $1.0 million write-down of other real estate in the first nine months of 2005 and the $355,000 loss on the sale of our corporate aircraft in the first quarter of 2005.
Income tax expense. We recognized income tax expense of $166,000 for the third quarter of 2006, compared to a tax benefit of ($264,000) for the third quarter of 2005. We recognized $1.0 million in income tax expense for the first nine months of 2006, compared to an income tax benefit of ($4.9) million for the first nine months of 2005 based on a pre-tax loss of $11.8 million. The difference in the effective tax rate and the federal statutory rate of 34% for the three- and nine-month periods ended September 30, 2006 and 2005 is due primarily to certain tax-exempt income from investments and insurance policies. Also, we recognized a $161,000 tax credit recapture related to the sale of condominium units in our corporate headquarters building in the second quarter of 2006 (See Note 4 to the condensed consolidated financial statements).
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
The provision for loan losses was $550,000 for the third quarter of 2006, an increase of $50,000, or 10.0%, from $500,000 in the third quarter of 2005. The provision for loan losses was $1.9 million for the first nine months of 2006, a decrease of $900,000, or 32.7%, from $2.8 million in the first nine months of 2005. The decrease from 2005 is due to the identification of approximately $3.2 million in classified loans in the second quarter of 2005 and charge-offs in the second quarter of 2005 related to the reassessment of collateral values on certain nonperforming commercial credits and the settlement of a disputed collateral lien.
During the third quarter of 2006, we had net charged-off loans totaling $654,000, compared to net charged-off loans of $739,000 in the third quarter of 2005. The annualized ratio of net charged-off loans to average loans was 0.23% and 0.21% for the three- and nine-month periods ended September 30, 2006, compared to 0.31% and 0.46 % for the three and nine-month periods ended September 30, 2005. The allowance for loan losses totaled $13.2 million, or 1.05% of loans, net of unearned income, at September 30, 2006, compared to $12.0 million, or 1.25% of loans, net of unearned income, at December 31, 2005. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $1.836 billion at September 30, 2006, an increase of $420.6 million, or 29.7%, from $1.415 billion as of December 31, 2005. $355.6 million of this increase is related to the Kensington acquisition. Average total assets for the first nine months of 2006 were $1.512 billion, which was supported by average total liabilities of $1.498 billion and average total stockholders’ equity of $114.1 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $2.9 million, or 6.8%, to $42.0 million at September 30, 2006 from $44.9 million at December 31, 2005. At September 30, 2006, short-term liquid assets comprised 2.2% of total assets, compared to 3.2% at December 31, 2005. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.
Investment Securities. Total investment securities increased $64.0 million, or 26.4%, to $306.3 million at September 30, 2006, from $242.3 million at December 31, 2005. Mortgage-backed securities, which comprised 39.9% of the total investment portfolio at September 30, 2006, increased $30.6 million, or 33.3%, to $122.4 million from $91.8 million at December 31, 2005. Investments in U.S. agency securities, which comprised 41.8% of the total investment portfolio at September 30, 2006, increased $30.6 million, or 31.4%, to $128.1 million from $97.5 million at December 31, 2005. The Kensington acquisition accounted for all of the increase in agency securities. We acquired approximately $184.1 million in agencies from Kensington and then subsequently sold approximately $113.0 million in an effort to de-leverage our balance sheet.
During the first nine months of 2005, we had a $50 million sale of bonds in the investment portfolio that closed in April 2005. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale. The total investment portfolio at September 30, 2006 comprised 19.0% of all interest-earning assets compared to 19.4% at December 31, 2005, and produced an average taxable equivalent yield of 4.70 % for the first nine months of 2006 and 4.53% for the first nine months of 2005.
Tax lien certificates. During the first nine months of 2006, we purchased $7.0 million in tax certificates from various municipalities in Alabama, Illinois, New Jersey, and South Carolina. Tax lien certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax lien certificates are classified as nonmarketable investment securities and are carried at cost, which approximates realizable value.

Loans. Loans, net of unearned income, totaled $1.258 billion at September 30, 2006, an increase of 30.6%, or $294.4 million, from $963.3 million at December 31, 2005. Kensington accounted for $134.0 million of the increase. Mortgage loans held for sale totaled $18.5 million at September 30, 2006, a decrease of $2.8 million from $21.3 million at December 31, 2005. Average loans, including mortgage loans held for sale, totaled $1.067 billion for the first nine months of 2006 compared to $943.6 million for the first nine months of 2005. Loans, net of unearned income, comprised 78.2% of interest-earning assets at September 30, 2006, compared to 77.2% at December 31, 2005. Mortgage loans held for sale comprised 1.2% of interest-earning assets at September 30, 2006, compared to 1.7% at December 31, 2005. The loan portfolio produced an average yield of 7.77% for the first nine months of 2006, compared to 6.59% for the first nine months of 2005.
The following table details the distribution of the loan portfolio by category as of September 30, 2006 and December 31, 2005:
DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$154,228	12.2%	$135,454	14.0%
Real estate — construction and land development	472,316	37.5	326,418	33.8
Real estate — mortgage
Single-family	316,930	25.2	243,183	25.2
Commercial	266,674	21.2	210,611	21.8
Other	29,977	2.4	27,503	2.9
Consumer	17,871	1.4	21,122	2.2
Other	1,511	.1	498	.1

Total loans		100.0%	964,789	100.0%

Unearned income	(1,867)		(1,536)
Allowance for loan losses	(13,222)		(12,011)

Net loans	$1,244,418		$951,242

Premises and Equipment, net. Premises and equipment totaled $66.9 million at September 30, 2006, an increase of 19.5%, or $10.9 million, from $56.0 million at December 31, 2005. Kensington accounted for approximately $5.5 million of this increase. In addition to assets acquired in the Kensington acquisition, the increase is due to asset purchases of $6.0 million, primarily attributable to two parcels of land to build two new branches ($2.7 million), purchase of a former branch bank building for a new branch bank ($1.8 million), and purchases of other equipment, offset by depreciation ($1.5 million) and the sale of assets ($1.1 million) (see Note 4 to the condensed consolidated financial statements).
Goodwill and other intangible assets. Goodwill and other intangible assets increased $48.2 million to $60.3 million at September 30, 2006 from $12.09 million at December 31, 2005. The Kensington acquisition added $44.8 million in goodwill and $3.5 million in core deposit intangible (See Note 3 to the Condensed Consolidated Financial Statements). We are still in the process of obtaining third-party valuations and appraisals on the Kensington loan portfolio and real property. These final valuations and appraisals will affect the amount allocated to goodwill.
Deposits. Noninterest-bearing deposits totaled $119.0 million at September 30, 2006, an increase of 28.9%, or $26.7 million, from $92.3 million at December 31, 2005. Kensington accounted for approximately $26.3 million of this increase. Noninterest-bearing deposits comprised 8.4% of total deposits at September 30, 2006, compared to 8.8% at December 31, 2005. Of total noninterest-bearing deposits, $71.5 million, or 60.1%, were in the Alabama branches, while $47.5 million, or 39.9%, were in the Florida branches.
Interest-bearing deposits totaled $1.303 billion at September 30, 2006, an increase of 37.0%, or $352.0 million, from $951.4 million at December 31, 2005. Kensington accounted for approximately $230.1 million of this increase. Interest-bearing deposits averaged $1.038 billion for the first nine months of 2006 compared to $975.0 million for the first nine months of 2005. The average rate paid on all interest-bearing deposits during the first nine months of 2006 was 3.97%, compared to 2.73% for the first nine months of 2005. Of total interest-bearing deposits, $836.7 million, or 64.2%, were in the Alabama branches, while $466.7 million, or 35.8%, were in the Florida branches.

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $146.1 million at September 30, 2006 and $181.1 million at December 31, 2005. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average interest rate of approximately 5.25% at September 30, 2006. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
Junior Subordinated Debentures. We have sponsored two trusts, TBC Capital Statutory Trust II (“TBC Capital II”) and TBC Capital Statutory Trust III (“TBC Capital III”), of which we own 100% of the common stock. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II and TBC Capital III capital trusts are, or were, first redeemable, in whole or in part, by us on September 7, 2010 and July 25, 2006, respectively.
The trust preferred securities held by the trusts qualify as Tier 1 capital under regulatory guidelines.
Consolidated debt obligations related to subsidiary trusts holding solely our debentures follow:

	September 30, 2006	December 31, 2005
	(In thousands)
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495	16,495

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$31,959	$31,959

As of September 30, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 9.30% and 7.67%, respectively.
Prior to the conversion of our primary subsidiary’s charter to a federal savings bank charter, we were required to obtain regulatory approval prior to paying any dividends on these trust-preferred securities. The Federal Reserve approved the timely payment of our semi-annual distributions on our trust-preferred securities in January, March, July and September 2005.
Derivatives. We use derivative financial instruments to assist in our interest rate risk management process. As of September 30, 2006 and December 31, 2006 our derivative financial instruments include interest rate exchange contracts (“swaps”).
An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The notional amount does not represent the direct credit exposure. We are exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange, but do not anticipate that any counterparty will fail to meet its payment obligation.
As of September 30, 2006 and December 31, 2005, we had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of our brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (see Note 1). During the first quarter of 2006, we designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, we will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statements of Financial

Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of September 30, 2006, the amount of CD swaps designated as fair value hedges totaled $46,210,000.
Prior to the first quarter of 2006 and for the portion of CD swaps that are not designated as fair value hedges, we reported the change in the fair value of these CD swaps as a separate component of noninterest income. The fair value of the CD swaps is reported on the Condensed Consolidated Statement of Financial Condition in other liabilities.
As of September 30, 2006 and December 31, 2005, these CD swaps had a recorded negative fair value of $1,165,000 and $992,000 and a weighted average life of 8.14 and 8.89 years, respectively. The weighted average fixed rate (receiving rate) was 4.75% and the weighted average variable rate (paying rate) was 5.40% and 4.22% (LIBOR based), respectively.
In October 2006, subsequent to the September 30, 2006 statement of financial condition, we entered into certain interest rate floor contracts that have not been qualified for hedge accounting treatment and will be used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay to the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. We entered into $50,000,000 interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. We paid a $248,000 premium. Changes in the fair value of these derivatives and any payments received will be recognized in noninterest income. The fair value of these derivatives is included in either other assets or other liabilities.
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

SUMMARY OF LOAN LOSS EXPERIENCE

	Three-Month		Nine-Month
	Period Ended		Period Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$12,311	$12,263	$12,011	$12,543	$12,543
Allowance of acquired bank	1,016	—	1,016	—	—
Charge-offs:
Commercial and industrial	456	256	1,071	1,417	2,097
Real estate — construction and land development	—	280	44	354	358
Real estate — mortgage
Single-family	87	102	537	601	795
Commercial	226	136	321	1,131	1,432
Other	4	6	15	26	85
Consumer	141	251	545	631	630
Other	—	1	2	255	345

Total charge-offs	914	1,032	2,535	4,415	5,742
Recoveries:
Commercial and industrial	104	75	322	285	413
Real estate — construction and land development	2	11	123	36	37
Real estate — mortgage
Single-family	27	47	83	329	335
Commercial	21	11	75	135	526
Other	17	24	63	97	118
Consumer	89	114	215	211	280
Other	—	11	—	53	1

Total recoveries	260	293	881	1,146	1,710

Net charge-offs	654	739	1,654	3,269	4,032
Provision for loan losses	550	500	1,850	2,750	3,500

Allowance for loan losses at end of period	$13,223	$12,024	$13,223	$12,024	$12,011

Loans at end of period, net of unearned income	$1,257,640	$903,398	$1,257,640	$903,398	$963,253
Average loans, net of unearned income	1,135,317	931,598	1,050,562	943,550	947,212
Ratio of ending allowance to ending loans	1.05%	1.33%	1.05%	1.33%	1.25%
Ratio of net charge-offs to average loans (1)	0.23%	0.31%	0.21%	0.46%	0.43%
Net charge-offs as a percentage of:
Provision for loan losses	118.91%	147.80%	89.41%	118.87%	115.20%
Allowance for loan losses (1)	19.62%	24.38%	16.72%	36.35%	33.57%
Allowance for loan losses as a percentage of nonperforming loans	307.15%	196.21%	307.15%	196.21%	252.76%

(1)	Annualized.

Over the past 18 months, we have realized significant improvements in overall asset quality. Nonperforming assets (NPA’s) as a percentage of total loans plus NPA’s has decreased consistently, to 0.45% as of September 30, 2006, from 0.68% as of December 31, 2005 and 1.32% as of December 31, 2004. Net charge-offs-to-average loans improved to an annualized ratio of 0.21% for the nine-month period ended September 30, 2006, from 0.43% for the year ended December 31, 2005 and 1.52% for the year ended December 31, 2004. With improvements in overall asset quality and recovery efforts, the requirement for additional provision for loan losses decreased significantly. The provision for loan losses for the nine-month period ended September 30, 2006 decreased 32.7%, or $900,000, from the provision for the nine-month period ended September 30, 2005. In addition, the total required allowance for loan losses as a percentage of total loans decreased from 1.25% at December 31, 2005 to 1.05% at September 30, 2006. Management believes that these improvements are reflective of an improved credit culture and overall credit quality.
Nonperforming Assets. NPA’s decreased $1.0 million, to $5.6 million as of September 30, 2006 from $6.6 million at December 31, 2005. As a percentage of net loans plus NPA’s, NPA’s decreased from 0.68% at December 31, 2005 to 0.45% at September 30, 2006. The following table represents our nonperforming assets for the dates indicated:
NONPERFORMING ASSETS

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual	$4,032	$4,550
Accruing loans 90 days or more delinquent	65	49
Restructured	208	153

Total nonperforming loans	4,305	4,752
Other real estate owned	1,304	1,842

Total nonperforming assets	$5,609	$6,594

Nonperforming loans as a percentage of loans	0.34%	0.49%

Nonperforming assets as a percentage of loans plus nonperforming assets	0.45%	0.68%

Nonperforming assets as a percentage of total assets	0.32%	0.47%

Loans past due 30 days or more, net of non-accruals, remained low at 0.47% for September 30, 2006, compared to 0.35% at December 31, 2005.
The following is a summary of nonperforming loans by category for the dates shown:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and industrial	$988	$1,797
Real estate — construction and land development	425	469
Real estate — mortgages
Single-family	2,159	1,639
Commercial	638	675
Other	—	11
Consumer	95	161

Total nonperforming loans	$4,305	$4,752

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest, which has been accrued on the loan during the current period but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.

Impaired Loans. At September 30, 2006, the recorded investment in impaired loans under SFAS 114 totaled $2.6 million, with approximately $869,000 in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $900,000 from $3.5 million at December 31, 2005. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2006:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$864	$413
Real estate — construction and land development	476	134
Real estate — mortgages
Commercial	859	254
Other	450	68

Total	$2,649	$869

Potential Problem Loans. In addition to nonperforming loans, management has identified $2.6 million in potential problem loans as of September 30, 2006, compared to $1.1 million as of December 31, 2005. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. The balance primarily consists of one relationship totaling $2.2 million in which the borrowers were experiencing cash-flow shortages; however, the overall liquidity of the guarantors provided adequate strength to support the credit in the short-term. We are working closely with the borrowers and will continue to monitor the borrowers’ cash-flow position.
Stockholders’ Equity. At September 30, 2006, total stockholders’ equity was $180.9 million, an increase of $75.8 million from $105.1 million at December 31, 2005. The increase in stockholders’ equity during the first nine months of 2006 resulted primarily from stock transactions, including the acquisition of Kensington in a stock merger (see Note 3 to the Condensed Consolidated Financial Statements), of $72.6 million, and net income of $2.9 million. These increases were partially offset by a net loss in comprehensive income for the mark-to-market adjustment to available-for-sale securities and the amortization of the cost of ESOP shares totaling $0.3 million. As of September 30, 2006 we had 26,645,239 shares of common stock issued and 26,428,942 shares outstanding.
Regulatory Capital. The table below represents our and our federal thrift subsidiary’s regulatory and minimum regulatory capital requirements at September 30, 2006 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$146,127	8.25%	$70,814	4.00%	$88,517	5.00%
Superior Bank	140,518	7.99	70,387	4.00	87,983	5.00
Total Capital (to Risk Weighted Assets)
Corporation	158,708	11.00	115,476	8.00	144,345	10.00%
Superior Bank	153,099	10.69	114,622	8.00	143,278	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	146,127	10.12	N/A	N/A	$86,607	6.00%
Superior Bank	140,518	9.81	N/A	N/A	85,967	6.00
Tangible Capital (to Adjusted Total Assets)
Superior Bank	140,518	7.99	26,395	1.50	N/A	N/A

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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $8.7 million in funds in the first nine months of 2006, primarily due to net income of $2.9 million plus depreciation expense and provision for loan losses of $2.3 million and $1.9 million, respectively. Additional cash flows from operations included a net decrease in mortgage loans held for sale and other assets offset by increases in accrued expenses and deferred taxes. This compares to a net use of funds of $6.5 million in the first nine months of 2005, primarily due to a net loss of $6.9 million.
Investing activities were a net user of funds in the first nine months of 2006 primarily due to an increase in loans and investments offset by the sale of a majority of the securities obtained in the Kensington merger in an effort to de-leverage our balance sheet. Investing activities were a net provider in the first nine months of 2005 due to calls and sales of available-for-sale securities, and a decrease in loans. We sold securities in 2005 as part of a strategy to de-leverage our balance sheet.
Financing activities were a net provider of funds in the first nine months of 2006, as we increased our levels of brokered certificates of deposit to finance our loan growth. Financing activities were a net user of funds in the first nine months of 2005 due to decreases in deposits and FHLB advances and other borrowings offset slightly by the exercise of stock options.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes in our quantitative or qualitative disclosures about market risk as of September 30, 2006 from those presented in our annual report on Form 10-K for the year ended December 31, 2005.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and PFO, as of September 30, 2006. Based upon the Evaluation, our CEO and PFO have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that material information relating to The Banc Corporation and its subsidiaries is made known to management, including the CEO and PFO, particularly during the period when our periodic reports are being prepared.
Except as set forth below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed, we identified a material weakness in internal control over financial reporting at December 31, 2005 relating to our use of the “short-cut method” of hedge accounting with respect to certain interest rate swaps

(“CD swaps”) relating to brokered certificates of deposits. For more information regarding this material weakness, see Item 9A, Controls and Procedures, in our annual report on Form 10-K for the year ended December 31, 2005. To remediate this material weakness, management engaged external consultants to provide support and technical expertise regarding the documentation, initial and ongoing testing and valuations of our interest rate swaps and application of hedge accounting to enhance our existing internal financial control policies and procedures with respect to the types of swaps at issue to ensure that they are accounted for in accordance with generally accepted accounting principles as currently interpreted. Based on such remediation, we have concluded that our current accounting for such transactions does not represent a material weakness in our internal control over financial reporting and that our internal control over financial accounting was effective at September 30, 2006.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 23, 2006, we held a special meeting of stockholders, at which our stockholders voted to approve the merger of Kensington Bankshares, Inc. with and into Superior Bancorp, as follows:

FOR	AGAINST	ABSTAIN
12,997,496	26,035	5,491
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

SUPERIOR BANCORP (Registrant)
Date: November 9, 2006	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: November 9, 2006	By:	/s/ James C. Gossett
James C. Gossett
Chief Accounting Officer (Principal Financial and Accounting Officer)