Form 10-K
period 2006-12-31
SUPERIOR BANCORP
filed 2007-03-16
CIK 1065298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(205) 327-1400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share
(Titles of Class)

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 12, 2007, based on a closing price of $11.21 per share of common stock, was $361,356,984.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of March 12, 2007, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 34,658,368.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders that will be filed no later than April 30, 2007.

PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission Of Matters To A Vote Of Security Holders.
PART II
Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls And Procedures
Item 9B. Other Information.
PART III
Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accounting Fees and Services.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EX-10.(17) CHANGE IN CONTROL AGREEMENT
EX-21 SUBSIDIARIES OF SUPERIOR BANCORP
EX-23 CONSENT OF CARR, RIGGS & INGRAM, LLC.
EX-31 SECTION 302 CERTIFICATION OF THE CEO & CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I

Item 1.	Business.

General

We are a Delaware-chartered thrift holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 54 locations in Alabama and Florida through Superior Bank, our principal subsidiary. Superior Bank’s consumer finance subsidiaries operate an additional 18 consumer finance offices in North Alabama. We had assets of approximately $2.441 billion, loans of approximately $1.640 billion, deposits of approximately $1.871 billion and stockholders’ equity of approximately $276 million at December 31, 2006. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-1400.

We were founded in 1997 and completed our initial public offering in December 1998. Beginning in the fall of 1998, we grew through the acquisition of various financial institutions in Alabama and Florida.

In January 2005, we began the transition from our founding management team to a new senior management team composed of veteran bankers with a strong operational track record and a history of enhancing stockholder value. During the remainder of 2005, we completed that management transition. In addition, in November 2005 we converted our principal subsidiary, now known as Superior Bank, from an Alabama state-chartered bank to a federally chartered thrift regulated by the Office of Thrift Supervision (“OTS”). We believe that this conversion allows us greater flexibility in our operations, as well as allowing Superior Bank to operate under a single regulatory system rather than the dual federal/state regulatory system that had been applicable to it.

During 2006, we expanded our franchise with two strategic acquisitions. On August 31, 2006, we entered the Tampa, Florida market when we acquired Kensington Bankshares, Inc. (“Kensington”) and its subsidiary, First Kensington Bank. On November 7, 2006, we increased our market presence in North Alabama by acquiring Community Bancshares, Inc (“Community”) and its subsidiary, Community Bank.

Recently Announced Merger Agreement

On January 18, 2007, we announced that we had signed a definitive agreement to merge with People’s Community Bancshares, Inc. (“People’s”). People’s is the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. Under the terms of the merger agreement, we will issue 2.9036 shares of our common stock for each share of People’s stock. Based on recent closing prices per share for our common stock, the transaction would be valued at approximately $77.1 million. The actual value at consummation will be based on our share price at that time. Completion of the merger is subject to approval by the stockholders of People’s, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

Strategy

Operations.  We focus our services on small- to medium-sized businesses, as well as professionals and individuals, emphasizing our local decision-making, effective response time and personalized service. As a result, we conduct our business on a decentralized basis with respect to deposit gathering and most credit decisions, utilizing local knowledge and authority to make these decisions. We supplement this decentralized management approach with centralized loan administration, policy oversight, credit review, audit, legal, asset/liability management, data processing, human resources and risk management systems. We implement these standardized administrative and operational policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community.

Products and Services.  Superior Bank provides a wide range of retail and small business services, including noninterest-bearing and interest-bearing checking, savings and money market accounts, negotiable order of withdrawal (“NOW”) accounts, certificates of deposit and individual retirement accounts. In addition, Superior Bank offers an extensive array of consumer, small business, residential real estate and commercial real estate loan products. Other financial services include annuities, automated teller machines, debit cards, credit-related life and disability insurance, safety deposit boxes, Internet banking, bill payment and telephone banking. Superior Bank attracts primary banking relationships through the customer-oriented service environment created by Superior Bank’s personnel combined with competitive financial products.

Superior Bank also owns two consumer finance companies, Superior Financial Services, LLC and 1st Community Credit Corporation. The finance companies generally provide smaller loans to a market segment traditionally not pursued by Superior Bank. These loans typically involve greater risk and generate higher yields than standard bank loans. We believe that, by conducting this business, we reach a customer base not served by our banking operations.

Market Areas.  We are headquartered in Birmingham, Alabama. Our primary markets are located in northern and central Alabama, the panhandle of Florida and the Tampa, Florida area.

Superior Bank has branches in:

Alabama		Florida

Albertville	Andalusia	Altha
Athens	Birmingham	Apalachicola
Blountsville	Boaz	Blountstown
Childersburg	Cleveland	Bristol
Decatur	Elkmont	Carrabelle
Falkville	Frisco City	Clearwater
Gadsden	Gardendale	Mexico Beach
Guntersville	Gurley	New Port Richey
Haleyville	Hamilton	Palm Harbor
Hartselle	Huntsville	Port Richey
Jones Valley	Kinston	Port St. Joe
Madison	Meridianville	Spring Hill
Monroeville	New Hope	Sun City Center
Oneonta	Opp	Tallahassee
Rainbow City	Rogersville	Tampa
Samson	Snead	Wesley Chapel
Sylacauga	Uniontown
Warrior

In addition to our branches, we operate loan production offices in Montgomery, Alabama, and Panama City and Tallahassee, Florida. Our finance company subsidiaries have offices in Albertville, Arab, Athens, Boaz, Cullman, Decatur, Fort Payne, Gadsden, Hartselle, Huntsville, Jasper, Oneonta, Oxford, Pell City and Talladega, Alabama.

Growth.  Our future growth depends primarily on the expansion of the business of our primary wholly owned subsidiary, Superior Bank. That expansion will depend on internal growth and the opening of new branch offices in new and existing markets. Superior Bank may also continue to engage in the strategic acquisition of other financial institutions and branches that have relatively high earnings and low-cost deposits or that we believe to have exceptional growth potential, such as the acquisitions completed in 2006 and the People’s acquisition described above. Our ability to increase profitability and to grow internally depends primarily on our ability to attract and retain low-cost core deposits while continuing to generate high-yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, our ability to identify growing markets and branch locations within such markets that will enable us to attract the necessary deposits to operate such branches profitably, and identify lending and investment opportunities within such markets.

We periodically evaluate business combination opportunities and conduct discussions, due diligence activities and negotiations in connection with those opportunities. As a result, we may pursue business combination transactions involving cash, debt or equity securities from time to time. Any future business combination or series of business combinations that we might undertake may be material to our business, financial condition or results of operations in terms of assets acquired or liabilities assumed. Any future acquisition is subject to approval by the appropriate regulatory agencies. See “Supervision and Regulation.”

Lending Activities

General.  We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2006 were $1.640 billion, or 78.9% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

The lending activities of Superior Bank are subject to the written underwriting standards and loan origination procedures established by Superior Bank’s Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals, existing customers, walk-in customers and advertising. Loan applications are initially processed by loan officers who have approval authority up to designated limits.

We use generally recognized loan underwriting criteria, and attempt to minimize loan losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2006, approximately 77.9% of our loan portfolio consisted of loans that had variable interest rates or matured within one year.

We address repayment risks by adhering to internal credit policies and procedures that include officer and customer lending limits, a multi-layered loan approval process that includes senior management of Superior Bank and Superior Bancorp for larger loans, periodic documentation examination and follow-up procedures for any exceptions to credit policies. The level in our loan approval process at which a loan is approved depends on the size of the borrower’s overall credit relationship with Superior Bank.

Loan Portfolio

Real Estate Loans.  Loans secured by real estate are a significant component of our loan portfolio, constituting $1.413 billion, or 86.1% of total loans, at December 31, 2006. At that date, $456.3 million, or 27.8% of our total loan portfolio, consisted of single-family mortgage loans. Nonresidential mortgage loans include commercial and industrial loans. At December 31, 2006, $409.4 million, or 24.9% of our total loan portfolio, consisted of these loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with loan-to-value ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum loan-to-value ratio. For income-producing improved real estate, we underwrite the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum loan-to-value ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower’s earnings and cash flow. Terms are typically three to five years and may have payments through the date of maturity based on a 15- to 30-year amortization schedule.

We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2006, $547.8 million, or 33.4% of our total portfolio, consisted of such loans. Our construction lending is divided into three general categories: owner-occupied commercial buildings; income-producing improved real estate; and single-family residential construction. For construction loans related to income-producing properties, the underwriting criteria are the same as outlined in the preceding paragraph. For single-family residential construction, we underwrite the financial strength and reputation of the builder, factoring in the general state of the economy and interest rates and the location of the home, with an 85% maximum loan-to-value ratio. The majority of land development loans consists of loans to convert raw land into residential subdivisions.

Commercial and Industrial Loans.  We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by eligible accounts receivable, inventory or equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 80% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans constituted $172.9 million, or 10.5% of our loan portfolio, at December 31, 2006. We also, from time to time, make unsecured commercial loans.

Consumer Loans.  Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans constituted $54.5 million, or 3.3% of our loan portfolio, at December 31, 2006. Consumer loans are underwritten based on the borrower’s income, current debt, credit history and collateral. Terms generally range from one to six years on automobile loans and one to three years on other consumer loans.

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

We have a loan review process designed to promote early identification of credit quality problems. We employ a risk rating system that assigns to each loan a rating that corresponds to the perceived credit risk. Risk ratings are subject to independent review by a centralized loan review department, which also performs ongoing, independent review of the risk management process, including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets. The loan review function is centralized and independent of the lending function.

Deposits

Core deposits are our principal source of funds, constituting approximately 71.4% of our total deposits as of December 31, 2006. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide Superior Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for Superior Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are approximately $534 million, or 28.5% of our deposits. Approximately $149 million consist of wholesale, or “brokered”, certificates of deposits.

Our other primary source of funds is advances from the Federal Home Loan Bank (“FHLB”). These advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans. We also have available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

Deposit rates are set periodically by our internal Asset/Liability Management Committee, which includes certain members of senior management. We believe our rates are competitive with those offered by competing institutions in our market areas.

Competition

The banking industry is highly competitive, and our profitability depends principally upon our ability to compete in our market areas. In our market areas, we face competition from both super-regional banks and smaller community banks, as well as non-bank financial services companies. We encounter strong competition both in making loans and attracting deposits. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Customers may also take into account the fact that other banks offer different services. Many of the large super-regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See “Supervision and Regulation.” Competition may further intensify if additional financial services companies enter markets in which we conduct business.

Employees

As of December 31, 2006, we employed approximately 711 full-time equivalent employees, primarily at Superior Bank. We believe that our employee relations have been and continue to be good.

Supervision and Regulation

General.  Superior Bancorp, as a unitary savings and loan holding company, and Superior Bank, as a federal savings bank, are required by federal law to report to, and otherwise comply with the rules and regulations of, OTS. We are subject to extensive regulation, examination and supervision by OTS, as our primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the deposit insurer. We are a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. We must file reports with OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. OTS conducts periodic examinations to test our safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to thrifts and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

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

Subject to certain exceptions, OTS may not approve any acquisition that would result in a multiple savings and loan holding company’s controlling savings institutions in more than one state.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations prescribe such restrictions on subsidiary savings institutions, as described below. Superior Bank must notify OTS 30 days before declaring any dividend to Superior Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by OTS, and OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Change in Bank Control Act.  Under the Federal Change in Bank Control Act, a notice must be submitted to OTS if any person, or group acting in concert, seeks to acquire “control” of a savings and loan holding company or a savings association. A change of control may occur, and prior notice may be required, upon the acquisition of more than 10% of our outstanding voting stock, unless OTS has found that the acquisition will not result in a change of control of Superior Bancorp. Under the Change in Bank Control Act, OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

Regulation of Business Activities.  The activities of thrifts are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which thrifts may engage. In particular, certain lending authority for thrifts, e.g., commercial loans, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of ratios of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital includes, among other things, common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries. The components of supplementary capital currently include, among other things, cumulative perpetual preferred stock, mandatory convertible securities, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006, Superior Bank met each of its capital requirements.

Prompt Corrective Regulatory Action.  OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (less than 3% for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized”, and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.  Superior Bank is a member of the Deposit Insurance Fund of the FDIC. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of four categories based upon a combination of their capitalization and examination ratings. An institution’s assessment depends upon the category to which it is assigned. An institution assigned to the category with the lowest risk also has certain financial ratios taken into account in determining assessment rates, unless it is a large institution with at least one long-term debt issuer rating, in which case the rating will be taken into account in determining its assessment rate. Assessment rates for Deposit Insurance Fund members currently range from five basis points for the healthiest institutions to 43 basis points of assessable deposits for the riskiest. The FDIC has the authority to increase insurance assessments. A significant increase in Deposit Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Superior Bank. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2006, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.385 basis points of assessable deposits.

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

QTL Test.  Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, Superior Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitations on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations, the total capital distributions (including the proposed capital distribution) for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like Superior Bank, it is a subsidiary of a holding company. In the event Superior Bank’s capital fell below its regulatory requirements or OTS notified it that it was in need of increased supervision, Superior Bank’s ability to make capital distributions could be restricted. In addition, OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if OTS determines that such distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties.  Superior Bank’s authority to engage in transactions with “affiliates” (i.e., any company that controls or is under common control with Superior Bank, including Superior Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Superior Bancorp and Superior Bank to their executive officers and directors. However, that act contains a specific exception for loans by a financial institution, such as Superior Bank, to its executive officers and directors that are made in compliance with federal banking laws. Under such laws, Superior Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Superior Bank may make to insiders based, in part, on Superior Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Enforcement.  OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to $5,000 per day, or even $1 million per day in especially egregious cases. In addition, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System.  Superior Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Superior Bank, as a member of the Federal Home Loan Bank System, is required to acquire and hold shares of capital stock in the applicable FHLB (Atlanta) in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the applicable FHLB, whichever is greater. Superior Bank was in compliance with this requirement at December 31, 2006, with an investment in FHLB stock of $12.4 million.

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

Community Reinvestment Act.  Superior Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage financial institutions to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the financial institutions. These regulations also provide for regulatory assessment of an institution’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) requires federal banking agencies to make public a rating of an institution’s performance under the CRA. In the case of a holding company involved in a proposed transaction, the CRA performance records of the banks involved are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Superior Bank has a satisfactory CRA rating.

Confidentiality of Customer Information.  Federal laws and regulations, including the Gramm-Leach-Bliley Act, require that financial institutions take certain steps to protect the security and confidentiality of customers’ non-public personal information. Among other things, these regulations restrict the ability of financial institutions to share non-public customer information with non-affiliated third parties and require financial institutions to provide customers with information about their privacy policies. Superior Bank has procedures in place that are intended to comply with these requirements.

Bank Secrecy Act.  Superior Bancorp and Superior Bank are subject to the federal Bank Secrecy Act of 1970, as amended, which establishes requirements for recordkeeping and reporting by banks and other financial institutions designed to help identify the source, volume and movement of currency and monetary instruments into and out of the United States in order to help detect and prevent money laundering and other illegal activities. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees in such program, and to test the effectiveness of such program. Any failure to meet the requirements of the Bank Secrecy Act can involve substantial penalties and adverse regulatory action. We have adopted policies and procedures intended to comply with the requirements of the Bank Secrecy Act.

USA Patriot Act.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), which, among other things, amends the Bank Secrecy Act. The USA Patriot Act strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. Among its provisions, the USA Patriot Act requires that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for any foreign correspondent banking relationships. We have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks and thrifts in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings cannot be predicted.

Available Information

We maintain an Internet website at www.superiorbank.com. We make available free of charge through our website various reports that we file with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. From our home page at www.superiorbank.com, go to and click on “Investor Relations” and click on “SEC Filings” to access these reports.

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

Item 1A.  Risk Factors.

Our business, and an investment in our securities, involves risks. The following summary describes factors we believe are material risks relating to our business and to the ownership of our securities. Our discussion of these risks contains forward-looking statements, and our actual results may differ materially from those anticipated by such forward-looking statements. In addition, financial condition and results of operations, and the market price of our common stock, may be substantially affected by other risks, including risks we have not identified or that we may believe are immaterial or unlikely. This summary does not purport to describe all risks that might possibly affect our business, financial condition or results of operations or the market price of our common stock.

Risks Relating To Our Business

If the interest payments we make on our deposits increase relative to our interest income, we may be less profitable.  Our profitability depends to a large extent on Superior Bank’s net interest income, which is the difference between income from interest-earning assets, such as loans we make and investment securities we hold, and interest we pay on deposits and our own borrowings. Our net interest income is affected not only by actions we take, but by changes in general interest rate levels and by other economic factors beyond our control. Our net interest income may be reduced if (i) more interest-earning assets than interest-bearing liabilities reprice or mature at a time when interest rates are declining, or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature at a time when interest rates are rising.

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

Events in our geographic markets could adversely affect us.  Our business is concentrated in a limited number of markets in Alabama and Florida. Changes in general economic conditions and in the values of real estate in such geographic markets could have an adverse impact on our ability to achieve our loan and deposit growth targets and on our customers’ ability to repay existing loans. In addition, natural disasters, such as hurricanes and tornadoes, in our geographic markets could adversely affect our business.

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

We are dependent upon the services of our management team.  Our operations and strategy are directed by our senior management team, most of whom have joined Superior Bancorp since January 2005. Any loss of the services of members of our management team could have a material adverse effect on our results of operations and our ability to implement our business strategy.

Risks Related To an Investment in Our Common Stock

Our stock price may be volatile due to limited trading volume.  Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, historically under 60,000 shares per day and sometimes less than that. With the increased number of outstanding shares, we expect trading activity to increase. For the fourth quarter of 2006, the average daily trading volume increased to 109,000 shares. Notwithstanding this increase, trades involving a relatively small number of shares may have a significant effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

The market price of our common stock has risen significantly in a relatively short period of time.  The market price of our common stock, as reported on the NASDAQ Global Market, increased by approximately 38% between December 31, 2004 and December 31, 2006. We believe that this increase resulted in part from investors’ perception as to the ability of our new senior management team to execute our business strategy and enhance stockholder value. There can be no assurance that the market price of our common stock will remain at or near its current level, which is substantially above historic trading prices prior to 2005.

Use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders.  When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of our existing stockholders (see “Recently Announced Merger Agreement” above).

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, Superior Bancorp and Superior Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. Superior Bancorp and Superior Bank collectively own 16 condominium units. This space includes a branch of Superior Bank, various administrative offices, operations facilities and our headquarters. Ten units are owned by third parties. We have leased or are pursuing the lease or sale of certain units (or parts thereof) not currently needed for our operations.

We operate through facilities at 86 locations. We own 44 of these facilities and lease 42 of these facilities. Rental expense on the leased properties totaled approximately $955,000 in 2006.

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

On October 12, 2006, we held a special meeting of stockholders, at which our stockholders voted to approve the merger of Community Bancshares, Inc. with and into Superior Bancorp, as follows:

FOR	AGAINST	ABSTAIN

12,952,790	118,290	14,820

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades on NASDAQ Global Market under the ticker symbol “SUPR”. As of December 31, 2006, there were approximately 2,021 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices:

	High	Low

2005
First Quarter	$11.25	$8.00
Second Quarter	10.85	9.25
Third Quarter	10.91	10.34
Fourth Quarter	12.00	10.49
2006
First Quarter	$11.94	$10.70
Second Quarter	11.87	10.71
Third Quarter	11.93	10.54
Fourth Quarter	11.89	10.39
2007
First Quarter (through March 13, 2006)	$11.87	$10.85

On March 12, 2007, the last reported sale price for the common stock was $11.21 per share.

Dividends

We paid dividends on our preferred stock aggregating $4.92 per preferred share in 2005. All of our preferred stock was converted into common stock effective June 30, 2005.

Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to us by our subsidiaries. There are certain restrictions that limit Superior Bank’s ability to pay dividends to us and, in turn, our ability to pay dividends. The restrictions that may limit our ability to pay dividends are discussed in this Report in Item 1 under the heading “Supervision and Regulation — Limitations on Capital Distributions.” Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We do not currently pay dividends on our common stock, but expect to evaluate our common stock dividend policy from time to time as circumstances indicate, subject to applicable regulatory restrictions.

Equity Compensation Plan Information

The information required to be provided under Item 201(d) of Regulation S-K is incorporated by reference to the information provided under the caption “Executive Compensation and Other Information” included in our definitive proxy statement to be filed not later than April 30, 2007, in connection with our 2007 Annual Meeting of Stockholders.

Performance Graph

The performance graph below compares our cumulative shareholder return on our common stock over the last five fiscal years to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Financial Index. Our cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2001.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Superior Bancorp	100.00	111.95	122.62	118.73	164.60	163.59
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Financial	100.00	98.39	129.06	148.77	152.27	174.10

Item 6.	Selected Financial Data.

The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See “Item 8. Superior Bancorp and Subsidiaries Consolidated Financial Statements.”

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Selected Statement of Financial Condition Data:
Total assets	$2,440,990	$1,415,469	$1,423,128	$1,171,626	$1,406,800
Loans, net of unearned income	1,639,528	963,253	934,868	856,941	1,138,537
Allowance for loan losses	18,892	12,011	12,543	25,174	27,766
Investment securities	354,716	242,595	288,308	141,601	73,125
Deposits	1,870,841	1,043,695	1,067,206	889,935	1,107,798
Advances from FHLB and other borrowings	211,255	214,496	205,546	131,919	174,922
Notes payable	5,545	3,755	3,965	1,925	—
Junior subordinated debentures owed to unconsolidated trusts	44,006	31,959	31,959	31,959	31,959
Stockholders’ equity	276,087	105,065	100,539	100,122	76,541
Selected Statement of Income Data:
Interest income	$108,777	$77,280	$66,160	$76,213	$88,548
Interest expense	61,383	38,255	28,123	33,487	40,510

Net interest income	47,394	39,025	38,037	42,726	48,038
Provision for loan losses	2,500	3,500	975	20,975	51,852
Noninterest income	11,811	9,583	10,527	14,592	15,123
Gain on sale of branches	—	—	739	48,264	—
Insurance proceeds	—	5,114	—	—	—
Prepayment penalty — FHLB advances	—	—	—	2,532	—
Loss on sale of loans	—	—	2,293	—	—
Management separation costs	265	15,467	—	—	—
Noninterest expense	49,520	45,153	45,644	55,398	42,669

Income (loss) before income taxes(benefit)	6,920	(10,398)	391	26,677	(31,360)
Income tax expense (benefit)	1,923	(4,612)	(796)	9,178	(12,959)

Net income (loss)	4,997	(5,786)	1,187	17,499	(18,401)
Preferred stock dividends	—	305	446	219	—
Effect of early conversion of preferred stock	—	2,006	—	—	—

Net income (loss) applicable to common stockholders	$4,997	$(8,097)	$741	$17,280	$(18,401)

Per Share Data:
Net income (loss) — basic	$0.21	$(0.42)	$0.04	$0.99	$(1.09)
— diluted(1)	$0.21	$(0.42)	$0.04	$0.95	$(1.09)
Weighted average shares outstanding — basic	23,409	19,154	17,583	17,492	16,829
Weighted average shares outstanding — diluted(1)	24,034	19,154	17,815	18,137	16,829
Book value at period end	$7.97	$5.21	$5.31	$5.31	$4.35
Tangible book value per share	$4.31	$4.61	$4.62	$4.59	$3.59
Preferred shares outstanding at period end	—	—	62	62	—
Common shares outstanding at period end	34,652	20,172	17,750	17,695	17,605
Performance Ratios and Other Data:
Return on average assets	0.30%	(0.41)%	0.09%	1.29%	(1.36)%
Return on average stockholders’ equity	3.55	(5.68)	1.18	19.08	(19.89)
Net interest margin(2)(3)	3.17	3.14	3.31	3.50	3.93
Net interest spread(3)(4)	2.93	3.00	3.20	3.35	3.70
Noninterest income to average assets(5)	0.66	0.77	0.82	1.03	.99
Noninterest expense to average assets(6)	2.87	3.14	3.52	4.07	3.15
Efficiency ratio(7)	82.13	87.99	91.72	100.09	67.85
Average loan to average deposit ratio	93.12	88.82	92.16	100.69	105.35
Average interest-earning assets to average interest bearing liabilities	106.01	104.58	104.88	105.82	107.04
Assets Quality Ratios:
Allowance for loan losses to nonperforming loans	219.88%	252.76%	169.36%	78.59%	105.00%
Allowance for loan losses to loans, net of unearned income	1.15	1.25	1.34	2.94	2.44
Nonperforming assets (“NPA’s”) to loans plus NPA’s, net of unearned income	0.63	0.68	1.32	4.41	2.53
Nonaccrual loans to loans, net of unearned income	0.47	0.47	0.68	3.46	2.17
Net loan charge-offs to average loans	0.20	0.43	1.52	2.21	3.35
Net loan charge-offs as a percentage of:
Provision for loan losses	92.64	115.20	1,395.49	111.87	72.69
Allowance for loan losses	12.26	33.57	108.47	93.21	135.74
Capital Ratios:
Tier 1 risk-based capital ratio	9.39%	10.15%	10.05%	12.60%	6.51%
Total risk-based capital ratio	10.40	11.08	11.51	14.07	8.83
Leverage ratio	7.43	8.30	7.98	9.72	3.70

(1)-	Common stock equivalents of 775,000 and 1,002,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2004 and 2005, respectively, because their effects were antidilutive.
(2)-	Net interest income divided by average earning assets.
(3)-	Calculated on a taxable equivalent basis.
(4)-	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)-	Noninterest income has been adjusted for certain nonrecurring items such as gain on sale of branches, insurance proceeds, change in fair value of derivatives and investment security gains (losses).
(6)-	Noninterest expense has been adjusted for certain nonrecurring items such as loss on sale of assets and management separation costs.
(7)-	Efficiency ratio is calculated by dividing noninterest expense, adjusted for management separation costs, losses on other real estate and the loss on sale of assets, by noninterest income, adjusted for gain on sale of branches, insurance proceeds, changes in fair values of derivatives and investment security gains (losses), plus net interest income on a fully taxable equivalent basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

Overview

Our principal subsidiary is Superior Bank (the “Bank”), which has since November 1, 2005, been chartered as a federal savings bank. Prior to that date, Superior Bank operated as an Alabama state bank. The Bank is headquartered in Birmingham, Alabama and operates 54 banking offices and three loan production offices in Alabama, and in the panhandle and Tampa Bay areas of Florida. Other subsidiaries include SFS, LLC, an Alabama limited liability company (“SFS”), Superior Financial Services, LLC, an Alabama limited liability company (“Superior Financial”), 1st Community Credit Corporation, an Alabama corporation (“Community Credit”), Community (AL) Capital Trust I, a Delaware trust, TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust, TBC Capital Statutory Trust III (“TBC Capital III”), a Delaware business trust, and Morris Avenue Management Group, Inc. (“MAMG”), an Alabama corporation, all of which are wholly owned. SFS was formed to acquire tax lien certificates. Superior Financial and Community Credit provide consumer finance services. Community (AL) Capital Trust I, TBC Capital II and TBC Capital III are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by the Bank.

During the third quarter of 2006, we merged with Kensington Bancshares, Inc. of Tampa, Florida. In the fourth quarter of 2006, we merged with Community Bancshares of Blountsville, Alabama. These acquired entities had combined loans of approximately $470 million and deposits of $700 million.

Our primary source of revenue is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by the provision for loan losses and other noninterest expenses such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence.

During 2006, our net interest income increased by 21.4%, primarily due to an increase in average interest-earning assets. The increase in our interest-earning assets resulted primarily from an overall increase in the average volume of our loan portfolio. During 2006 we continued our strategy of realigning our loan and deposit mix, primarily through our acquisitions.

Service charges and fees were up 4.9% in 2006 from 2005 due to an increase in deposit accounts. Mortgage banking income increased 17.2% in 2006 due to an increase in the volume of mortgage loan originations throughout the year.

Salaries and benefits increased from 2005 to 2006 due to our acquisitions and branch expansion. All other noninterest expenses remained relatively flat in 2006 compared to 2005. Several initiatives were implemented to control costs in 2005, such as a reduction in force, the termination or buyout of various deferred compensation agreements and tighter spending controls. These cost controls carried over into 2006.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. (See “Critical Accounting Estimates” below.) For 2006 our provision for loan losses totaled $2.5 million and our net charge-offs totaled $2.3 million. As of December 31, 2006 our allowance for loan losses was $18.9 million, or 1.15% of loans, net of unearned income.

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

Our determination of the realization of deferred tax assets (net of valuation allowances) is based upon management’s judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We believe that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. We evaluate quarterly the realizability of the deferred tax assets and, if necessary, adjust any valuation allowance accordingly.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact, if any, the adoption of this interpretation will have on our financial statements.

Acquisitions

We recorded the assets and liabilities of Kensington and Community at their estimated fair values. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of Kensington and Community. We also engaged a real estate appraisal firm to value the more significant properties that were acquired by us in the acquisition. As a result, we consider the values we have assigned to the acquired assets and liabilities of Kensington and Community to be reasonable and consistent with the application of generally accepted accounting principles. However, we are still in the process of obtaining and evaluating certain additional information. Accordingly, we may reassess our purchase price allocations in the future based on such information. We believe that we will conclude the allocation of the purchase price to the acquired net assets during the second quarter of 2007.

Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Our annual assessment date is December 31. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has become impaired, then a charge to our earnings will be recorded in the period such determination is made.

Recent Developments

On January 18, 2007, we announced that we had signed a merger agreement with People’s Community Bancshares, Inc. (see “Recently Announced Merger Agreement” under Item 1 above).

Results of Operations

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005

Our net income for the year ended December 31, 2006 was $4.9 million, compared to a net loss of $5.8 million for the year ended December 31, 2005. Net income available to common stockholders was $4.9 million for the year ended December 31, 2006, compared to a net loss of ($8.1 million) for the year ended December 31, 2005. Our basic and diluted net income (loss) per common share was $0.21 for the year ended December 31 2006, compared to $(0.42) per common share for the year ended December 31, 2005. Our return on average assets was 0.30% in 2006, compared to (0.41)% in 2005. Our return on average stockholders’ equity was 3.55% in 2006, compared to (5.68)% in 2005. Our book value per common share at December 31, 2006 and 2005 was $7.97 and $5.21, respectively, and our tangible book value per common share decreased to $4.31 at December 31, 2006 from $4.61 as of December 31, 2005. Average equity to average assets increased to 8.37% in 2006 from 7.26% in 2005.

The increase in earnings for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily the result of an increase in net interest income and a decrease in management separation costs.

Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $8.4 million, or 21.4%, to $47.4 million for the year ended December 31, 2006 from $39.0 million for the year ended December 31, 2005. This was due to an increase in interest income of $31.5 million, or 40.8%, offset by a increase in total interest expense of $23.1 million, or 60.5%. The increase in total interest income was primarily attributable to a $28.8 million, or 45.1%, increase in interest income on average loans, which increased $230 million to $1.177 billion.

The increases in interest income were offset by a $18.6 million, or 66.6%, increase in interest expense on deposits and a $4.5 million, or 43.8%, increase in interest expense on other borrowings. Average interest- bearing deposits increased $179.1 million, or 18.4%, and average other borrowings increased $41.3 million, or 22.1%. The average rate paid on interest-bearing liabilities was 4.34% for the year ended December 31, 2006, compared to 3.21% for the year ended December 31, 2005. This increase is the result of higher average rates paid on all interest-bearing deposits due to higher market rates.

Our net interest spread and net interest margin were 2.93% and 3.17%, respectively, for the year ended December 31, 2006, compared to 3.00% and 3.14%, respectively, for the year ended December 31, 2005.

Our average interest-earning assets for the year ended December 31, 2006 increased $252.5 million, or 20.2%, to $1.499 billion from $1.247 billion for the year ended December 31, 2005. This increase in our average interest-earning assets was due primarily to mergers with Kensington and Community in late 2006 and increased loan production. Average interest-bearing liabilities increased $222.1 million, or 18.6%, to $1.414 billion from $1.192 billion for the year ended December 31, 2005. The increase in average interest-bearing liabilities is primarily due to mergers with Kensington and Community in late 2006. The ratio of our average interest-earning assets to average interest-bearing liabilities was 106.0% and 104.6% for the years ended December 31, 2006 and 2005, respectively. Our average interest-bearing assets produced a taxable equivalent yield of 7.27% for the year ended December 31, 2006, compared to 6.21% for the year ended December 31, 2005. The 106-basis point increase in the yield was offset by a 113-basis point increase in the average rate paid on interest-bearing liabilities.

The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated into the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss. Generally, regulatory reserve percentages are applied to these categories to estimate the amount of loan loss allowance, adjusted for previously mentioned risk factors. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards (“SFAS”) Statement No. 114 to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flow discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. Reserve percentages assigned to non-rated loans are based on historical charge-off experience adjusted for other risk factors. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

The provision for loan losses was $2.5 million for the year ended December 31, 2006, a decrease of $1.0 million in comparison to $3.5 million in 2005. This decrease can be attributed primarily to the continued improvement in the overall quality of the Bank’s loan portfolios. While the provision is moderately lower in comparison to 2005, management continues to maintain a proactive approach to credit risk management as the economy experiences cycles and as the Bank continues to grow both internally and through mergers and acquisitions. Nonperforming loans increased, to 0.52% of loans at December 31, 2006 from 0.49% at December 31, 2005. During 2006, we had net charged-off loans totaling $2.3 million, compared to net charged-off loans of $4.0 million for 2005. The ratio of net charged-off loans to average loans was 0.20% for 2006 compared to 0.43% for 2005. The allowance for loan losses totaled $18.9 million, or 1.15% of loans, net of unearned income, at December 31, 2006, compared to $12.0 million, or 1.25% of loans, net of unearned income, at December 31, 2005. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

Noninterest income decreased $2.9 million, or 19.6%, to $11.8 million in 2006 from $14.7 million in 2005. This decrease is primarily due to insurance proceeds received in 2005 of $5.1 million and was partially offset by $1.3 million in losses on the sale of available-for-sale securities in 2005 and changes in the fair values of derivatives. In 2006, changes in the fair value of derivatives totaled $374,000. The investment portfolio losses were realized primarily in the first quarter of 2005 as a result of a $50 million sale of bonds in the investment portfolio. We reinvested the proceeds in bonds intended to enhance the yield and cash flows of our investment securities portfolio. The new investment securities were classified as available for sale.

Income from mortgage banking operations for the year ended December 31, 2006 increased $439,000, or 17.2%, to $3.0 million in 2006 from $2.6 million in 2005. This increase is due to increased origination activity during 2006. Income from customer service charges and fees increased $228,000, or 4.9%, to $4.9 million in 2006 from $4.6 million in 2005. This increase is primarily due to an increase of transaction accounts from 2005 to 2006. Management is currently pursuing new accounts and customers through direct marketing and other promotional efforts to increase this source of revenue. Other noninterest income was $3.5 million, a decrease of $86,000, or 2.3%, from $3.6 million in 2005.

Noninterest expense decreased $10.8 million, or 17.9%, to $49.8 million in 2006 from $60.6 million in 2005, primarily due to the management separation costs of $15.5 million incurred in the first six months of 2005. Salaries and employee benefits increased $3.7 million, or 16.0%, to $26.8 million in 2006 compared to $23.1 million in 2005. This increase is primarily the result of an increased employee base which resulted from the mergers with Kensington and Community in the third and fourth quarters of 2006. We incurred internal merger-related costs and subsidiary startup costs of $770,000.

All other noninterest expenses remained flat, at $22.0 million in 2006 and in 2005, as the new executive management team implemented certain cost control measures. See Note 21 to the Consolidated Financial Statements for more detail on the components of our noninterest expenses.

Income tax expense was $1.9 million in 2006, compared to a tax benefit of $4.6 million in 2005. The primary difference in the effective tax rate and the federal statutory rate of 34% for 2006 is due to the effect of certain tax-exempt interest and the increase in the cash surrender value of life insurance. See Note 13 to the Consolidated Financial Statements for more detail on the components of our income tax expense.

Our net deferred tax assets increased to $25.3 million as of December 31, 2006 from $14.8 million at December 31, 2005. This increase is primarily due to an increase in federal net operating loss carryforwards (“NOLs”). Approximately $26.0 million in NOLs were generated in prior periods by Community, which we acquired during the fourth quarter of 2006. These carryforwards are subject to certain statutory limitations, but we expect that future earnings will be sufficient to utilize these losses. These carryforwards do not begin to expire until the year 2023. Due to limitations on the use of net operating losses acquired in the merger with Community, a valuation allowance of $1.2 million has been established as of December 31, 2006 against such deferred income tax assets in purchase accounting. Any subsequently recognized income tax benefits relating to this valuation allowance will be reflected as a reduction of goodwill related to the acquisition.

Our determination of the realization of deferred tax assets (net of valuation allowance) is based upon management’s judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We believe that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. We evaluate quarterly the realizability of the deferred tax assets and, if necessary, adjust any valuation allowance accordingly.

Our federal and state income tax returns for the years 2000 through 2005 are open for review and examination by governmental authorities. In the normal course of these examinations, we are subject to challenges from governmental authorities regarding amounts of taxes due. We have received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of one of the Bank’s subsidiaries. We believe adequate provision for income taxes has been recorded for all years open for review and intend to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from our current assessment of the proposed adjustments, our effective tax rate in any given financial reporting period may be materially different from our current effective tax rate.

Year Ended December 31, 2005, Compared with Year Ended December 31, 2004

Our net loss for the year ended December 31, 2005 was ($5.8 million), compared to net income of $1.2 million for the year ended December 31, 2004. Net loss available to common stockholders was ($8.1 million) for the year ended December 31, 2005, compared to net income of $741,000 for the year ended December 31, 2004. Our basic and diluted net (loss) income per common share was $(.42) for the year ended December 31 2005, compared to $.04 per common share for the year ended December 31, 2004. Our return on average assets was (.41)% in 2005, compared to .09% in 2004. Our return on average stockholders’ equity was (5.68)% in 2005, compared to 1.18% in 2004. Our book value per common share at December 31, 2005 and 2004 was $5.21 and $5.31, respectively, and our tangible book value per common share at December 31, 2005 increased to $4.61 at December 31, 2005 from $4.62 as of December 31, 2004. Average equity to average assets decreased to 7.26% in 2005 from 7.78% in 2004.

The decrease in earnings for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily the result of an increase in the provision for loan losses, as more fully discussed below, and certain management separation costs.

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

The increases in interest income were offset by an $8.7 million, or 45.5%, increase in interest expense on deposits and a $1.4 million, or 15.7%, increase in interest expense on other borrowings. While average interest-bearing deposits increased $91.1 million, or 10.3%, and average other borrowings increased $4.2 million, or 2.0%, the increase in interest expense is primarily attributable to a 65-basis point increase in the average interest rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 3.21% for the year ended December 31, 2005, compared to 2.56% for the year ended December 31, 2004. This increase was due primarily to higher average rates paid on all deposits.

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

The provision for loan losses was $3.5 million for the year ended December 31, 2005, an increase of $2.5 million in comparison to $975,000 in 2004. This increase can be attributed primarily to the reassessment of collateral values on certain nonperforming commercial credits and the settlement of a disputed collateral lien. These items accounted for approximately $2.3 million of the total increase in provision and represented 66.0% of the total net charge-off activity for the year. It should be noted that the provision expense for 2004 was unusually low due to the sale of approximately $32.0 million in certain classified loans and significant recoveries of charged-off loans of $3.7 million. Also, nonperforming loans decreased significantly, to .49% of loans at December 31, 2005 from .79% at December 31, 2004. During 2005, we had net charged-off loans totaling $4.0 million, compared to net charged-off loans of $13.6 million for 2004. The ratio of net charged-off loans to average loans was .43% for 2005 compared to 1.52% for 2004. The allowance for loan losses totaled $12.0 million, or 1.25% of loans, net of unearned income, at December 31, 2005, compared to $12.5 million, or 1.34% of loans, net of unearned income, at December 31, 2004. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

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

All other noninterest expenses remained flat, at $22.0 million in 2005 compared to $22.2 million in 2004, as the new executive management team implemented certain cost control measures. See Note 21 to the Consolidated Financial Statements for more detail on the components of our noninterest expenses.

Our income tax benefit was $4.6 million in 2005, and $796,000 in 2004. The primary difference in the effective tax rate and the federal statutory rate of 34% for 2005 is due to the effect of certain tax-exempt interest and the increase in the cash surrender value of life insurance. (See Note 13 to the Consolidated Financial Statements)

Net Interest Income

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

	Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

	ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$1,176,844	$92,659	7.87%	$947,212	$63,895	6.75%	$894,406	$56,184	6.28%
Investment securities:
Taxable	276,640	12,994	4.70	255,663	11,632	4.55	203,996	8,897	4.36
Tax-exempt(2)	10,093	589	5.84	6,932	373	5.38	3,868	217	5.61

Total investment securities	286,733	13,583	4.74	262,595	12,005	4.57	207,864	9,114	4.38
Federal funds sold	11,102	570	5.13	14,757	460	3.12	15,454	202	1.31
Other investments	24,618	2,165	8.79	22,266	1,047	4.70	32,637	734	2.25

Total interest-earning assets	1,499,297	108,977	7.27	1,246,830	77,407	6.21	1,150,361	66,234	5.76
Noninterest-earning assets:
Cash and due from banks	32,730			28,227			26,238
Premises and equipment	64,378			56,897			58,535
Accrued interest and other assets	100,514			83,743			81,970
Allowance for loan losses	(13,594)			(12,504)			(20,530)

Total assets	$1,683,325			$1,403,193			$1,296,574

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$359,262	$11,857	3.30%	$339,842	$7,144	2.10%	$262,346	$3,225	1.23%
Savings deposits	27,968	177	0.63	25,935	40	0.15	29,383	48	0.16
Time deposits	764,787	34,477	4.51	607,141	20,731	3.41	590,070	15,915	2.70
Other borrowings	228,631	11,603	5.07	187,297	7,493	4.00	183,052	6,356	3.47
Subordinated debentures	33,642	3,269	9.72	31,959	2,847	8.91	31,959	2,579	8.07

Total interest-bearing liabilities	1,414,290	61,383	4.34	1,192,174	38,255	3.21	1,096,810	28,123	2.56
Noninterest-bearing liabilities:
Demand deposits	111,757			93,564			88,695
Accrued interest and other liabilities	16,451			15,651			10,154

Total liabilities	1,542,498			1,301,389			1,195,659
Stockholders’ equity	140,827			101,804			100,915

Total liabilities and stockholders’ equity	$1,683,325			$1,403,193			$1,296,574

Net interest income/net interest spread		47,594	2.93%		39,152	3.00%		38,111	3.20%

Net yield on earning assets			3.17%			3.14%			3.31%

Taxable equivalent adjustment:
Investment securities(2)		200			127			74

Net interest income		$47,394			$39,025			$38,037

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

Analysis of Changes in Net Interest Income.  The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2006 and 2005.

	Year Ended December 31,(1)
	2006 vs. 2005			2005 vs. 2004
	Increase	Changes Due to		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
			(Dollars in thousands)

Income from earning assets:
Interest and fees on loans	$28,764	$11,688	$17,076	$7,711	$4,311	$3,400
Interest on securities:
Taxable	1,362	390	972	2,735	401	2,334
Tax-exempt	216	33	183	156	(10)	166
Interest on federal funds	110	244	(134)	258	268	(10)
Interest on other investments	1,118	997	121	313	604	(291)

Total interest income	31,570	13,352	18,218	11,173	5,574	5,599

Expense from interest-bearing liabilities:
Interest on demand deposits	4,713	4,285	428	3,919	2,764	1,155
Interest on savings deposits	137	134	3	(8)	(3)	(5)
Interest on time deposits	13,746	7,616	6,130	4,816	4,339	477
Interest on other borrowings	4,110	2,252	1,858	1,137	987	150
Interest on subordinated debentures	422	267	155	268	268	—

Total interest expense	23,128	14,554	8,574	10,132	8,355	1,777

Net interest income	$8,442	$(1,202)	$9,644	$1,041	$(2,781)	$3,822

(1)	The changes in net interest income due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Market Risk — Interest Rate Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

We evaluate interest rate sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to moderate interest rate sensitivity risk. We use computer simulations that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time.

The primary objective of asset/liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and interest rate sensitive liabilities. In general, management’s strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee (“ALCO”), which is composed of our head of asset/liability management and other senior officers, in accordance with policies approved by the board of directors. The ALCO meets monthly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to purchase and sale activity, and maturities of investments and borrowings. The ALCO also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports regularly to our Board Loan and Investment Committee and the full board of directors.

One of the primary goals of the ALCO is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. These duration adjustments can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets or liabilities through the use of interest rate contracts, such as interest rate swaps, caps, and floors. In the fourth quarter of 2006, as it appeared short-term rates had reached a plateau, we purchased $50,000,000 in interest rate floors, reducing our level of asset sensitivity. (See “Interest Rate Floors” below)

We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling.

As of December 31, 2006, we had approximately $85 million more in interest-bearing assets than interest-earning liabilities that could reprice to current market rates during the next 12 months. However, shortcomings are inherent in any gap analysis, because the rates on certain assets and liabilities may not move proportionately as market interest rates change. For example, when national money market rates change, interest rates on our NOW, savings, and money market deposit accounts may not change as much as rates on commercial loans. We had approximately $596 million of such administratively priced deposits on December 31, 2006.

Our net interest income simulation model projects that net interest income will increase on an annual basis by 7.0%, or approximately $5.1 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. Assuming an instantaneous and parallel decrease of 200 basis points, net interest income is projected to decrease on an annual basis by 8.6%, or again approximately $6.2 million. The net interest income produced by these scenarios is within our asset and liability management policy.

EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model projects that EVE will increase 3.8% assuming an instantaneous and parallel increase in interest rates of 200 basis points. Assuming an instantaneous and parallel decrease of 200 basis points, EVE is projected to decrease 8.7%. The EVE produced by these scenarios is within our asset and liability management policy. The following table sets forth our EVE as of December 31, 2006:

		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)

+ 200 BP	$404,377	$14,626	3.8%
0 BP	389,751	—	—
– 200 BP	355,976	(33,775)	(8.7)

Both the net interest income and EVE simulations include assumptions regarding balances, asset prepayment speeds, and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

Our board has authorized the ALCO to utilize financial futures, forward sales, options and interest rate swaps, caps and floors, and other instruments to the extent necessary, in accordance with OTS regulations and our internal policy. We expect that interest rate swaps, caps and floors will be used as macro hedges against our securities, our loan portfolios and our liabilities.

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

The following is a discussion of our primary derivative positions.

Interest Rate Swaps

At December 31, 2006, we had interest rate swap positions with notional amounts of $46.5 million related to brokered CDs (See “Fair Value Hedges” below). Hedge accounting was discontinued on $36.5 million of these swap positions during the fourth quarter of 2006 because the instruments no longer qualified as an effective fair value hedge under SFAS 133. Therefore, all changes in fair value were recognized in earnings during the period of the change. The net cash settlement of these derivatives was included in noninterest income during the fourth quarter of 2006. As of December 31, 2006, these CD swaps had a recorded fair value of ($713,000) and a weighted average life of 8.99 years. The weighted average fixed rate (receiving rate) was 4.92% and the weighted average variable rate (paying rate) was 5.33% (LIBOR based). In the first quarter of 2007, we redesignated these swaps as fair value hedges.

Fair Value Hedges

As of December 31, 2006, we had entered into $46.5 million notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (see Note 1). During the first quarter of 2006, we designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, we will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Consolidated Statements of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Hedge accounting was discontinued on $36.5 million of these swap positions during the fourth quarter of 2006 because the instruments no longer qualified as an effective fair value hedge under SFAS 133 (see “Interest Rate Swaps” above). As of December 31, 2006, the amount of CD swaps designated as fair value hedges totaled $10.0 million and had a recorded fair value of ($84,000) and a weighted average life of 3.87 years. The weighted average fixed rate (receiving rate) was 4.13% and the weighted average variable rate (paying rate) was 5.38% (LIBOR based).

Interest Rate Floors

During the fourth quarter of 2006, we entered into certain interest rate floor contracts that have not been qualified for hedge accounting treatment and will be used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay to the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. We entered into $50.0 million interest rate floor contracts for a three-year period with a 4.25% floor on the three-month LIBOR rate. We paid a $248,000 premium. These economic hedges will be carried at fair value in other assets or other liabilities and changes in the fair value of these derivatives and any payments received will be recognized in noninterest income. The floors had a positive fair value of $215,000 as of December 31, 2006.

Liquidity

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities and other securitized loan assets with maturities matching our offsetting liabilities. See the “Selected Loan Maturity and Interest Rate Sensitivity” and “Maturity Distribution of Investment Securities”.

Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB, repurchase agreements and federal funds lines. Long-term liquidity needs are met primarily through these sources, the repayment of loans, sales of loans and the maturity or sale of investment securities.

As shown in the Consolidated Statements of Cash Flows, operating activities did not provide any significant levels of funds in 2006, 2005 and 2004, primarily due to our having little or no operating income.

Investing activities in 2006 were a net user of funds, primarily due to loan fundings, capital expenditures and investments in tax lien certificates. A significant amount of securities that were acquired as part of our business combinations were sold and reinvested in loans and additional investment securities, continuing our strategy of realigning our balance sheet which we began in 2005. Investing activities were a net provider of funds in 2005 due to maturities and sale of securities available for sale. As noted above, we sold securities in 2005 as part of a strategy to deleverage and realign our balance sheet mentioned above. Investing activities, primarily in loans and securities, were a net user of funds in 2004, which required a significant amount of funds for investing activities. Funds needed for investing activities in 2004 were provided primarily by deposits and borrowings.

Financing activities were a net provider of funds in 2006, as we increased our level of deposits. The increase in deposits was offset by the restructuring of FHLB advances and maturity of repurchase agreements acquired in our business combinations. Financing activities were a net user of funds in 2005, as we decreased our levels of brokered certificates of deposit and repurchase agreements. This decrease was offset by an increase in interest-bearing demand deposit accounts, advances from the FHLB and proceeds from equity transactions. Increased brokered certificates of deposits, advances from the FHLB and repurchase agreements provided funds in 2004.

We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships by contractual cash obligations and commercial commitments:

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Contractual Obligations
Advances from FHLB(1)	$187,840	$42,000	$82,500	$5,000	$58,340
Operating leases(2)	6,357	1,971	2,255	1,352	779
Capitalized leases(2)	8,590	367	734	734	6,755
Notes payable(3)	5,545	4,460	420	420	245
Repurchase agreements(4)	23,415	23,415	—	—	—
Junior subordinated debentures owed to unconsolidated trusts(5)	42,269	—	—	—	42,269
Deferred compensation agreements(6)	14,201	361	1,142	818	11,880
Employment separation agreements(7)	729	62	147	44	476
Other employment related contract obligations incurred in business combinations(8)	3,509	2,098	1,305	106	—
Benefit Restoration Plan(9)	2,387	161	524	510	1,192

Total Contractual Cash Obligations	$294,842	$74,895	$89,027	$8,984	$121,936

(1)	See Note 7 to the Consolidated Financial Statements.
(2)	See Note 6 to the Consolidated Financial Statements.
(3)	See Note 9 to the Consolidated Financial Statements.
(4)	See Note 8 to the Consolidated Financial Statements
(5)	See Note 10 to the Consolidated Financial Statements.

(6)	See Note 12 to the Consolidated Financial Statements.
(7)	See Note 28 to the Consolidated Financial Statements.
(8)	See Note 2 to the Consolidated Financial Statements.
(9)	See Note 20 to the Consolidated Financial Statements.

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Commercial commitments
Commitments to extend credit(1)	$361,525	$239,411	$88,976	$4,068	$29,070
Standby letters of credit(1)	23,630	23,034	596	—	—

Total Commercial Commitments	$385,155	$262,445	$89,572	$4,068	$29,070

(1)	See Note 16 to the Consolidated Financial Statements.

In addition, the FHLB has issued for the Bank’s benefit a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2008 upon 60 days’ prior notice of non-renewal; otherwise, it automatically extends for a successive one-year term.

We are constructing or have plans to construct various new branch locations. In that regard, we have entered into commitments as of, or subsequent to, December 31, 2006 for the construction of these branch locations totaling approximately $4,396,000.

Superior Bancorp also made use of a line of credit provided by a regional bank in the amount of $10,000,000, that was to maturing on June 6, 2007 with interest payable monthly at the 30-day LIBOR plus 2.50%. Collateral consisted of real estate owned by the Corporation and 100% of Superior Bank stock. On January 26, 2007, we replaced this line with a line of credit from another regional bank in the amount of $10,000,000, maturing on January 26, 2008; interest is based on the 30-day LIBOR plus 1.25% and the line is secured by 51% of the outstanding Superior Bank stock.

Financial Condition

Our total assets were $2.441 billion at December 31, 2006, a increase of $1.025 billion, or 72.4%, from $1.415 billion as of December 31, 2005. This growth in primarily attributable to the Community and Kensington acquisitions, as discussed below. Our average total assets for 2006 were $1.683 billion, which was supported by average total liabilities of $1.542 billion and average total stockholders’ equity of $140.8 million.

Kensington Acquisition

We completed the acquisition of 100% of the outstanding stock of Kensington on August 31, 2006 in exchange for 6,226,722 shares of our common stock valued at approximately $71.2 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $71.3 million As a result of the acquisition we now operate 12 banking locations in the Tampa Bay area of Florida. This area is our largest market and has a higher projected population growth than any of our other current banking markets.

The Kensington transaction resulted in $44.9 million of goodwill allocated to the Florida reporting unit and $3.5 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006 management completed its plan to terminate Kensington’s data processing operations and convert Kensington’s accounts to our system. This conversion was completed in the first quarter of

2007. Certain costs associated with this conversion totaling approximately $1.4 million, which included primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(Dollars in thousands)

Cash and due from banks	$4,454
Federal funds sold	964
Investment securities	180,151
Loans, net	136,414
Premises and equipment, net	5,397
Goodwill	44,922
Core deposit intangibles	3,544
Other assets	5,042
Deposits	(276,186)
Repurchase agreements	(30,050)
Other liabilities	(3,280)

Total consideration paid for Kensington	$71,372

Community Acquisition

We completed the acquisition of 100% of the outstanding stock of Community on November 7, 2006 in exchange for 8,072,179 shares of our common stock valued at approximately $91.9 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs and cash payments due for the cancellation of stock options, was $97.2 million. As a result of the acquisition we added 18 banking locations and 15 consumer finance company locations in the State of Alabama.

The Community transaction resulted in $59.1 million of goodwill allocated to the Alabama reporting unit and $10.1 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006 management completed its plan to terminate Community’s data processing operations and convert Community’s accounts to our system. This conversion was completed in the fourth quarter of 2006. Certain costs associated with this conversion totaling approximately $1.2 million, which included primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining appraisals on certain real property; thus, the allocation of the purchase price is subject to refinement:

Amount
(Dollars in thousands)

Cash and due from banks	$23,167
Federal funds sold	35,273
Investment securities	117,424
Loans, net	337,148
Premises and equipment, net	24,225
Goodwill	59,079
Core deposit intangibles	10,142
Other assets	19,328
Deposits	(431,334)
FHLB advances	(68,801)
Junior subordinated debentures	(12,047)
Other liabilities	(16,404)

Total consideration paid for Community	$97,200

Loans, net of unearned income.  Our loans, net of unearned income, totaled $1.640 billion at December 31, 2006, an increase of 70.2%, or $676.2 million, from $963.3 million at December 31, 2005. Of the increase, approximately $337 million can be attributed to the Community acquisition and approximately $136 million can be attributed to the Kensington acquisition. Mortgage loans held for sale totaled $24.4 million at December 31, 2006, an increase of $3.1 million from $21.3 million at December 31, 2005. Average loans, including mortgage loans held for sale, totaled $1.177 billion for 2006, compared to $947.2 million for 2005. Loans, net of unearned income, comprised 78.9% of interest-earning assets at December 31, 2006, compared to 77.2% at December 31, 2005. Mortgage loans held for sale comprised 1.2% of interest-earning assets at December 31, 2006, compared to 1.7% at December 31, 2005. The average yield of the loan portfolio was 7.87%, 6.75% and 6.28% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in average yield is primarily the result of a general increase in market rates.

The following table details the distribution of our loan portfolio by category for the periods presented:

Distribution of Loans by Category

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial and industrial	$172,872	$135,454	$134,688	$142,072	$213,210
Real estate — construction and land development	547,772	326,418	249,715	147,917	212,818
Real estate — mortgages
Single-family	456,341	243,183	250,758	231,064	272,899
Commercial	362,542	210,611	242,884	250,032	340,998
Other	46,895	27,503	25,764	31,645	14,581
Consumer	54,462	21,122	32,009	46,201	79,398
Other(1)	438	498	567	8,923	5,931

Total loans	1,641,322	964,789	936,385	857,854	1,139,835
Unearned income	(1,794)	(1,536)	(1,517)	(913)	(1,298)
Allowance for loan losses	(18,892)	(12,011)	(12,543)	(25,174)	(27,766)

Net loans	$1,620,636	$951,242	$922,325	$831,767	$1,110,771

(1)	Certain reclassifications were made to the 2004 amounts to conform to the 2005 presentation. This information was not available for periods prior to 2004.

The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2006. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure for Loans
		Over One Year			Maturing Over One Year
	One Year	through Five	Over Five		Predetermined	Floating or
	or Less	Years	Years	Total	Interest Rate	Adjustable Rate
	(Dollars in thousands)

Commercial and industrial	$114,864	$52,594	$5,414	$172,872	$35,239	$22,769
Real estate — construction and land development	412,756	117,874	17,142	547,772	30,661	104,355
Real estate — mortgages
Single-family	30,092	75,789	350,460	456,341	138,216	288,033
Commercial	66,341	139,983	156,218	362,542	106,816	189,385
Other	11,716	14,553	20,626	46,895	13,539	21,640
Consumer	15,000	37,442	2,021	54,463	37,974	1,489
Other	346	92	—	438	92	—

Total loans	$651,115	$438,327	$551,881	$1,641,323	$362,537	$627,671

Percent to total loans	39.7%	26.7%	33.6%	100.0%	22.1%	38.2%

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

Pursuant to Statement of Financial Accounting Standards No. 114 (“SFAS 114”), impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and industrial	$3,719	10.5%	$3,805	14.0%	$3,736	14.1%	$10,110	16.6%	$10,056	18.7%
Real estate — construction and land development	3,425	33.4	1,275	33.8	1,009	26.6	1,099	17.2	1,317	18.7
Real estate — mortgages
Single-family	2,910	27.8	1,395	25.2	1,582	26.8	4,538	26.9	3,636	23.9
Commercial	6,206	22.0	4,194	21.8	4,594	25.9	7,613	29.1	10,174	29.9
Other	530	2.9	215	2.9	257	2.7	320	3.7	396	1.3
Consumer	2,102	3.4	1,127	2.2	1,336	3.0	1,374	5.4	2,075	6.9
Other	—	—	—	.1	29	.9	120	1.1	112	.6

	$18,892	100.0%	$12,011	100.0%	$12,543	100.0%	$25,174	100.0%	$27,766	100.0%

The allowance as a percentage of loans, net of unearned income, at December 31, 2006 was 1.15%, compared to 1.25% as of December 31, 2005. Net charge-offs decreased $1.7 million, from $4.0 million in 2005 to $2.3 million in 2006. Net charge-offs of commercial loans decreased $699,000, from $1.7 million in 2005 to $985,000 in 2006. Net charge-offs of real estate loans decreased $884,000, from $1.7 million in 2005 to $770,000 in 2006. Net charge-offs of consumer loans increased $209,000, to $559,000 in 2006 from $350,000 in 2005. Net charge-offs as a percentage of the allowance for loan losses were 12.26% in 2006, down from 33.57% in 2005.

We expect our consumer loan charges-offs to be higher in future periods due to the addition of our consumer finance companies. However, we believe the increased risk associated with these loans is generally offset by their higher yield.

The allowance for loan losses as a percentage of nonperforming loans decreased to 219.9% at December 31, 2006 from 252.8% at December 31, 2005. Approximately $1.3 million in allowance for loan losses has been allocated to nonperforming loans as of December 31, 2006. As of December 31, 2006, nonperforming loans totaled $8.6 million, which $7.3 million, or 85.3%, was loans secured by real estate compared to $3.6 million, or 75.8%, as of December 31, 2005. Of the $1.3 million in allowance for loan losses allocated to nonperforming loans, $1.05 million is attributable to these real estate loans, with the remaining $250,000 allocated to remaining nonperforming loans, which consist primarily of commercial loans. (See “Nonperforming Assets”).

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

Summary of Loan Loss Experience

	Year
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$12,011	$12,543	$25,174	$27,766	$12,546
Allowance of acquired bank (branches sold)	6,697	—	—	(102)	1,059
Charge-offs:
Commercial and industrial	1,450	2,097	7,690	10,823	25,162
Real estate — construction and land development	378	358	765	630	1,704
Real estate — mortgages
Single-family	625	795	1,012	1,505	2,608
Commercial	416	1,432	5,820	6,696	6,140
Other	15	85	86	1,187	141
Consumer	860	630	1,881	3,092	2,343
Other	2	345	87	517	—

Total charge-offs	3,746	5,742	17,341	24,450	38,098
Recoveries:
Commercial and industrial	465	413	1,468	554	93
Real estate — construction and land development	126	37	4	23	14
Real estate — mortgages
Single-family	102	335	470	23	23
Commercial	363	526	737	49	—
Other	73	118	97	48	38
Consumer	301	280	549	282	239
Other	—	1	410	6	—

Total recoveries	1,430	1,710	3,735	985	407

Net charge-offs	2,316	4,032	13,606	23,465	37,691
Provision for loan losses	2,500	3,500	975	20,975	51,852

Allowance for loan losses at end of year	$18,892	$12,011	$12,543	$25,174	$27,766

Loans at end of period, net of unearned income	$1,639,528	$963,253	$934,868	$856,941	$1,138,537
Average loans, net of unearned income	1,176,844	947,212	894,406	1,063,451	1,124,977
Ratio of ending allowance to ending loans	1.15%	1.25%	1.34%	2.94%	2.44%
Ratio of net charge-offs to average loans	0.20	0.43	1.52	2.21	3.35
Net charge-offs as a percentage of:
Provision for loan losses	92.64	115.20	1,395.49	111.87	72.69
Allowance for loan losses	12.26	33.57	108.47	93.21	135.74
Allowance for loan losses as a percentage of nonperforming loans	219.88	252.76	169.36	78.59	105.00

Nonperforming Assets.  Nonperforming assets increased $3.8 million, to $10.4 million as of December 31, 2006 from $6.6 million as of December 31, 2005, primarily due to the acquisition of Community. As a percentage of net loans plus nonperforming assets, nonperforming assets decreased to .63% at December 31, 2006 from .68% at December 31, 2005. The following table represents our nonperforming assets for the dates shown.

Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual	$7,773	$4,550	$6,344	$29,630	$24,715
Accruing loans 90 days or more delinquent	514	49	431	1,438	1,729
Restructured	305	153	631	966	—

Total nonperforming loans	8,592	4,752	7,406	32,034	26,444
Other real estate owned	1,684	1,842	4,906	5,806	2,360
Repossessed assets	137	—	103	219	102

Total nonperforming assets	$10,413	$6,594	$12,415	$38,059	$28,906

Nonperforming loans as a percentage of loans	.52%	.49%	.79%	3.74%	2.32%

Nonperforming assets as a percentage of loans plus nonperforming assets	.63%	.68%	1.32%	4.41%	2.53%

Nonperforming assets as a percentage of total assets	.43%	.47%	.87%	3.25%	2.05%

The following is a summary of nonperforming loans by category for the dates shown:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial and industrial	$704	$988	$2,445	$11,621	$9,661
Real estate — construction and land development	2,067	469	187	1,735	2,226
Real estate — mortgages
Single-family	2,805	2,448	2,060	5,472	3,672
Commercial	1,765	675	2,273	12,378	8,434
Other	688	11	183	162	888
Consumer	559	161	250	465	1,548
Other	4	—	8	201	15

Total nonperforming loans	$8,592	$4,752	$7,406	$32,034	$26,444

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

Impaired Loans.  At December 31, 2006, our recorded investment in impaired loans under SFAS 114 totaled $6.9 million, a increase of $3.4 million from $3.5 million at December 31, 2005. Approximately $994,000, or 14.4% of our impaired loans, remains in our special assets group along with $408,000 in allocated allowance for loan losses; $4.0 million is in the Alabama segment and $1.9 million is in the Florida segment. Approximately $1.4 million is specifically allocated to these loans, providing 23.8% coverage. Additionally, $6.1 million, or 88.4%, of the $6.9 million in impaired loans is secured by real estate.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)

Commercial and industrial	$911	$405	$1,794	$871
Real estate — construction and land development	1,959	311	73	26
Real estate — mortgages
Single-family	616	92	169	25
Commercial	2,381	656	1,437	498
Other	1,019	343	10	5

Total	$6,886	$1,807	$3,483	$1,425

Potential Problem Loans.  In addition to nonperforming loans, management has identified $5.2 million in potential problem loans as of December 31, 2006. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Considering that the potential problem loans are primarily secured by low-risk real estate, management does not expect to incur any significant losses.

Investment Securities.  The investment securities portfolio comprised 17% of our total interest-earning assets as of December 31, 2006. Total securities averaged $286.7 million in 2006, compared to $262.6 million in 2005 and $207.9 million in 2004. The investment securities portfolio produced average taxable equivalent yields of 4.74%, 4.57%, and 4.38% for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, our investment securities portfolio had an amortized cost of $357.6 million and an estimated fair value of $354.7 million and weighted average yield of 5.33%. During the third and fourth quarters of 2006, we reduced the investment portfolios of Kensington and Community by approximately $150 million and accordingly reduced our wholesale funding. The expected carrying yields of the securities were approximately equal to the interest rates of the funding.

The following table sets forth the amortized costs of the securities we held at the dates indicated.

Investment Portfolio

	December 31,
	Available for Sale
	2006	2005	2004
	(Dollars in thousands)

U.S. Treasury and agencies	$113,259	$99,365	$180,717
State and political subdivisions	12,977	8,729	7,195
Mortgage-backed securities	185,814	93,689	61,241
Corporate debt	38,883	38,064	34,176
Other securities	6,675	7,028	6,802

Total investment securities	$357,608	$246,875	$290,131

The following table shows the scheduled maturities and average yields of investment securities held at December 31, 2006.

Maturity Distribution of Investment Securities

	Maturing
			After One But		After Five But
	Within One		Within Five		Within Ten		After
	Year		Years		Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Treasury and agencies	$3,077	5.54%	$50,863	4.25%	$49,439	5.88%	$9,880	6.93%	$113,259	5.23%
State and political subdivision	280	2.60	815	3.13	3,090	4.07	8,792	4.42	12,977	4.21
Mortgage-backed securities	762	5.25	41,113	4.46	10,986	4.66	132,953	5.34	185,814	5.10
Other securities	—	—	7,729	5.35	—	—	37,829	7.13	45,558	6.83

Total	$4,119	5.29%	$100,520	4.41%	$63,515	5.58%	$189,454	5.73%	$357,608	5.33%

Tax lien certificates.  During 2006, the Corporation purchased $16.3 million in tax lien certificates from various municipalities primarily in Alabama, Illinois, Mississippi, New Jersey, and South Carolina. Tax lien certificates are carried at cost plus accrued interest, which approximates fair value. Tax lien certificates and resulting deeds are classified as non-accrual when a tax lien certificate is 24 to 48 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. As of December 31, 2006, there were no delinquent or nonperforming liens.

Short-term liquid assets.  Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $41.1 million, or 91.6%, to $86.0 million at December 31, 2006 from $44.8 million at December 31, 2005. At December 31, 2006 and December 31, 2005, our short-term liquid assets comprised 3.4% and 3.2% of total assets, respectively. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Deposits.  Noninterest-bearing deposits totaled $191.3 million at December 31, 2006, an increase of 107.3%, or $99.0 million, from $92.3 million at December 31, 2005. The increase is primarily due to the approximately $68.0 million and $26.0 million in noninterest-bearing deposits gained from the acquisition of Community and Kensington, respectively. Noninterest-bearing deposits comprised 10.23% of total deposits at December 31, 2006 and 8.8% at December 31, 2005. In addition, $146.7 million, or 76.7% of total noninterest-bearing deposits, were in our Alabama branches, while $44.6 million, or 23.3%, were in our Florida branches.

Interest-bearing deposits totaled $1.679 billion at December 31, 2006, an increase of 76.5%, or $727.9 million, from $951.4 million at December 31, 2005. The increase is primarily due to the $366.0 million and $260.0 million in interest-bearing deposits gained from the acquisition of Community and Kensington, respectively. Interest-bearing deposits averaged $1.152 billion in 2005 compared to $972.9 million in 2005, an increase of $179.0 million, or 18.4%. The average rate paid on all interest-bearing deposits during 2006 was 4.04%, compared to 2.87% in 2005. Of total interest-bearing deposits, $1.211 billion, or 72.1%, were in the Alabama branches, while $468.1 million, or 27.9%, were in the Florida branches.

At December 31, 2006 and 2005, we had deposits from related parties of approximately $23.8 million and $32.4 million, respectively. We believe that all of the deposit transactions were made on terms and conditions reflective of arms’ length transactions.

The following table sets forth our average deposits by category for the periods indicated.

Average Deposits

	Average for the Year
	2006		2005		2004
	Average		Average		Average
	Amount	Average	Amount	Average	Amount	Average
	Outstanding	Rate Paid	Outstanding	Rate Paid	Outstanding	Rate Paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$111,757	—%	$93,564	—%	$88,695	—%
Interest-bearing demand deposits	359,262	3.30	339,842	2.10	262,346	1.23
Savings deposits	27,968	.63	25,935	.15	29,383	.16
Time deposits	764,787	4.51	607,141	3.41	590,070	2.70

Total average deposits	$1,263,774	3.68%	$1,066,482	2.62%	$970,494	1.98%

Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 71.1% of our total deposits at December 31, 2006 compared to 66.9% at December 31, 2005. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 87.7% at December 31, 2006, compared to 92.2% at December 31, 2005. The maturity distribution of our time deposits over $100,000 at December 31, 2006 is shown in the following table.

Maturities of Time Deposits of $100,000 or More

At December 31, 2006
Under	3-6	6-12	Over
3 Months	Months	Months	12 Months	Total
(Dollars in thousands)

$151,883	$153,214	$151,537	$77,066	$533,700

Approximately 28.1% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2006. (These amounts include brokered CDs and State of Alabama Time Demand Open Account). We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

Borrowed Funds.  During 2006, average borrowed funds increased $41.3 million, or 22.1%, to $228.6 million, from $187.3 million during 2005, which in turn increased $4.2 million, or 2.3%, from $183.1 million during 2004. The increase in 2006 can be attributed to an increase in FHLB advances prior to the acquisition of Kensington and Community. The average rate paid on borrowed funds during 2006, 2005 and 2004 was 5.07%, 4.00%, and 3.47%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

Borrowed funds as of December 31, 2006 consist primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2006 and 2005:

	2006		2005
	Weighted		Weighted
Year	Average Rate	Balance	Average Rate	Balance
	(Dollars in thousands)

2006	—%	$—	4.40%	$85,250
2007	5.37	42,000	—	—
2008	5.38	55,500	5.74	5,500
2009	5.39	27,000	2.32	27,000
2010	6.41	5,000	6.41	5,000
2015	5.39	26,340	4.45	26,340
2020	4.28	32,000	4.28	32,000

Total	5.22%	$187,840	4.17%	$181,090

Certain advances are subject to call by the FHLB as follows: 2007 — $17.0 million, 2008 — $32.0 million and 2010 — $11.3 million. The $17.0 million in FHLB advances subject to call during 2007 carry a weighted average interest rate of 5.62%.

The advances are secured by a blanket lien on certain residential and commercial real estate loans and by securities, all with a lendable collateral value of approximately $302,980,000 on December 31, 2006. The Corporation has available approximately $95,000,000 in unused advances subject to the availability of qualifying collateral.

As of December 31, 2006, we had borrowed $4.3 million under a $10 million line of credit with a regional bank. The note was secured by real estate and stock of the Bank. The note was due June 7, 2007 and bore interest at 30-day LIBOR plus 2.50%. On January 26, 2007, we replaced this line of credit with a line of credit from another regional bank in the amount of $10,000,000, maturing on January 26, 2008, with interest and principal due at maturity based on the 30-day LIBOR plus 1.25%. This line of credit is secured by 51% of the outstanding Superior Bank stock.

As of December 31, 2006, we had entered into security repurchase agreements totaling $23.4 million, a decrease of $7.0 million from $30.4 million at December 31, 2005. This decrease is part of the deleveraging strategy implemented in merging our balance sheet with those of Kensington and Community. The average volume of repurchase agreements during 2006 was $30.6 million, which carried an average interest rate of 4.51%. The average rate on outstanding repurchase agreements as of December 31, 2006 is 4.63%.

We have available approximately $30.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

Junior subordinated debentures.  We have sponsored three trusts, TBC Capital Statutory Trust II (“TBC Capital II”), TBC Capital Statutory Trust III (“TBC Capital III”) and Community (AL) Capital Trust I, of which we own 100% of the common securities. The trusts were formed for the purpose of issuing mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in our junior subordinated debt securities (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, TBC Capital III and Community (AL) Capital I capital trusts are first redeemable, at a premium, in whole or in part, by us on September 7, 2010, July 25, 2006 and March 8, 2010, respectively.

As a result of applying the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), governing when an equity interest should be consolidated, we were required to deconsolidate these subsidiary trusts from our financial statements in the fourth quarter of 2003.

The trust preferred securities held by the trusts qualify as Tier 1 capital under regulatory guidelines.

Consolidated debt obligations related to the trusts follow:

	December 31,
	2006	2005

10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464,000	$15,464,000
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495,000	16,495,000
10.875% junior subordinated debentures owed to Community (AL) Capital Trust I due March 8, 2030	10,310,000	—
Purchase accounting adjustment — Community (AL) Capital Trust I	1,737,000	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$44,006,000	$31,959,000

As of December 31, 2006 and December 31, 2005, the interest rate on the $16,495,000 subordinated debentures was 9.30% and 7.67%, respectively.

Stockholders’ Equity.  Stockholders’ equity increased $171.0 million during 2006, to $276.1 million at December 31, 2006 from $105.1 million at December 31, 2005. As of December 31, 2006, we had 34,732,345 shares of common stock issued and 34,651,669 shares outstanding. As of December 31, 2006, there were 80,676 shares held in treasury at a total cost of $716,000. We had no shares of preferred stock issued at December 31, 2006.

We established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of our common stock. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of our common stock on the grant date. Some of the options granted under the plan in the past vested over a five-year period, while others vested based on certain benchmarks relating to the trading price of our common stock, with an outside vesting date of five years from the date of grant. More recent grants have followed this benchmark-vesting formula. During the first quarter of 2005, we granted 1,690,937 options to the new management team. These options have exercise prices ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”). The new standard, which became effective for us in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. We are recognizing compensation expense for any stock awards granted after December 31, 2005. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 have vested in full, no future compensation expense will be recognized on these awards.

We adopted the provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes $158,000 in compensation cost for all share-

based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions found in Note 11 to the consolidated financial statements. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term.

Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions.

Our board of directors approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. The effect of this accelerated vesting is reflected in the pro forma net loss and pro forma loss per share figures in Note 11 to the Consolidated Financial Statements. During the fourth quarter of 2005, the pro forma after-tax effect of compensation costs for stock-based employee compensation awards totaled $2.1 million, or $0.10 per share. In conjunction with the Board’s approval of the full vesting, members of the our senior management team announced that they would not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that were vested effective November 15, 2005 is approximately 800,000, of which approximately 665,000 were held by our directors and executive officers.

Superior Bancorp ESOP.  We adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of December 31, 2005, the ESOP has been leveraged with 273,400 shares of our common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP stock,” in stockholders’ equity.

On January 29, 2003, the ESOP trustees finalized a $2.1 million promissory note to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secure the promissory note, which has been classified as notes payable on our statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted to the Wall Street Journal prime rate. Released shares are allocated to each eligible employee at the end of a plan year based on the ratio of the employee’s eligible compensation to total compensation. We recognize compensation expense during a period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense we report is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the periods ended December 31, 2006, 2005 and 2004 was $304,000, $281,000 and $189,000, respectively. The ESOP shares as of December 31, 2006 were as follows:

Superior Bancorp

December 31,
2006

Allocated shares	82,028
Estimated shares committed to be released	26,700
Unreleased shares	164,672

Total ESOP shares	273,400

Fair value of unreleased shares	$3,100,000

Community Bancshares ESOP.  As a result of our merger with Community, we became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan owed to us that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2006, the interest rate on the note was 8.25%. Principal and interest payments on the ESOP loan are due monthly through September 16, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. We make contributions to the ESOP that enable the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership

Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or interest income be recognized on the employer loan. We followed SOP 93-6 accordingly. The principal balance of our loan to the ESOP at December 31, 2006 was $1.1 million.

An employee becomes a participant in the ESOP after completing 12 months of service during which the employee is credited with 1,000 hours or more of service. Contributions to the plan are made at the discretion of the board but may not be less than the amount required to service the ESOP debt. Under the terms of the ESOP, after a person ceases to be an employee, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive all stock credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the period ended December 31, 2006 was $39,000. The ESOP shares as of December 31, 2006 are as follows:

December 31,
2006

Allocated shares	380,011
Estimated shares committed to be released	14,066
Unreleased shares	66,659

Total ESOP shares	460,736

Fair value of unreleased shares	$5,224,746

Regulatory Capital.  During the fourth quarter of 2005, we became a unitary thrift holding company and, as such, we are subject to regulation, examination and supervision by OTS.

Simultaneously, the Bank’s charter was changed to a federal savings bank charter, and the Bank is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Bank was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial position and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2006 and 2005, that we and the Bank meet all applicable capital adequacy requirements.

The table below represents our and the Bank’s actual regulatory and minimum regulatory capital requirements at December 31, 2006 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$170,513	7.43%	$91,768	4.00%	$114,710	5.00%
Superior Bank	174,084	7.64	91,090	4.00	113,863	5.00
Total Capital (to Risk Weighted Assets)
Corporation	188,688	10.40	145,198	8.00	181,498	10.00
Superior Bank	192,259	10.69	143,843	8.00	179,803	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	170,513	9.39	N/A	N/A	108,899	6.00
Superior Bank	174,084	9.68	N/A	N/A	107,882	6.00
Tangible Capital (to Adjusted Total Assets)
Superior Bank	174,084	7.64	34,159	1.50	N/A	N/A

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk — Interest Rate Sensitivity,” which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Consolidated financial statements of Superior Bancorp meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K.

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

CONTENTS

Report of Independent Registered Public Accounting Firm as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006	47
Consolidated Statements of Financial Condition	48
Consolidated Statements of Operations	49
Consolidated Statements of Changes in Stockholders’ Equity	50
Consolidated Statements of Cash Flows	51
Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Superior Bancorp

We have audited the accompanying consolidated statements of financial condition of Superior Bancorp (formerly, The Banc Corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Bancorp and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for post-retirement benefit plans and share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Superior Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of Superior Bancorp and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of Superior Bancorp and subsidiaries’ internal control over financial reporting.

/s/ Carr, Riggs & Ingram, LLC

Dothan, Alabama
March 16, 2007

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(In Thousands)

ASSETS
Cash and due from banks	$49,783	$35,088
Interest-bearing deposits in other banks	10,994	9,772
Federal funds sold	25,185	—
Investment securities available for sale	354,716	242,306
Tax lien certificates	16,313	289
Mortgage loans held for sale	24,433	21,355
Loans	1,641,322	964,789
Unearned income	(1,794)	(1,536)

Loans, net of unearned income	1,639,528	963,253
Allowance for loan losses	(18,892)	(12,011)

Net loans	1,620,636	951,242
Premises and equipment, net	94,626	56,017
Accrued interest receivable	14,387	7,081
Stock in FHLB and Federal Reserve Bank	12,382	10,966
Cash surrender value of life insurance	40,598	39,169
Goodwill and intangible assets	129,520	12,090
Other assets	47,417	30,094

Total assets	$2,440,990	$1,415,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$191,323	$92,342
Interest-bearing demand	552,887	349,271
Savings	42,717	21,705
Time deposits $100,000 and over	533,700	344,736
Other time deposits	550,214	235,642

Total deposits	1,870,841	1,043,696
Advances from FHLB	187,840	181,090
Federal funds borrowed and security repurchase agreements	23,415	33,406
Notes payable	5,545	3,755
Junior subordinated debentures owed to unconsolidated subsidiary trusts	44,006	31,959
Capital lease obligation	3,798	—
Accrued expenses and other liabilities	29,458	16,498

Total liabilities	2,164,903	1,310,404
Commitments and contingencies (Note 16)
Stockholders’ equity:
Convertible preferred stock, par value $.001 per share; shares authorized 5,000,000; 0 shares issued and outstanding in 2006 and in 2005	—	—
Common stock, par value $.001 per share; shares authorized 50,000,000; shares issued 34,732,345 in 2006 and 20,221,456 in 2005; outstanding 34,651,669 in 2006 and 19,980,261 in 2005	35	20
Surplus — preferred	—	—
— common stock	253,815	87,979
Retained earnings	26,491	21,494
Accumulated other comprehensive loss	(1,452)	(2,544)
Treasury stock, at cost — 80,676 and 49,823 shares, respectively	(716)	(341)
Unearned ESOP stock	(2,086)	(1,543)

Total stockholders’ equity	276,087	105,065

Total liabilities and stockholders’ equity	$2,440,990	$1,415,469

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans	$92,659	$63,895	$56,184
Interest on taxable securities	12,994	11,632	8,897
Interest on tax exempt securities	389	246	143
Interest on federal funds sold	570	460	202
Interest and dividends on other investments	2,165	1,047	734

Total interest income	108,777	77,280	66,160
Interest expense:
Interest on deposits	46,511	27,915	19,188
Interest expense on advances from FHLB and other borrowed funds	11,603	7,493	6,356
Interest on subordinated debentures	3,269	2,847	2,579

Total interest expense	61,383	38,255	28,123

Net interest income	47,394	39,025	38,037
Provision for loan losses	2,500	3,500	975

Net interest income after provision for loan losses	44,894	35,525	37,062
Noninterest income:
Service charges and fees	4,915	4,687	5,204
Mortgage banking income	2,997	2,558	1,664
Investment securities losses	—	(948)	(74)
Change in fair value of derivatives	374	(325)	—
Gain on sale of branches	—	—	739
Increase in cash surrender value of life insurance	1,580	1,544	1,643
Insurance proceeds	—	5,114	—
Other	1,945	2,067	2,090

Total noninterest income	11,811	14,697	11,266
Noninterest expenses:
Salaries and employee benefits	26,805	23,104	23,481
Occupancy and equipment	7,754	7,680	8,047
Management separation costs	265	15,467	—
Merger costs	635	—	—
Loss on sale of loans	—	—	2,293
Subsidiary startup costs	135	—	—
Other	14,191	14,369	14,116

Total noninterest expenses	49,785	60,620	47,937

Income (loss) before income taxes	6,920	(10,398)	391
Income tax expense (benefit)	1,923	(4,612)	(796)

Net income (loss)	4,997	(5,786)	1,187
Preferred stock dividends	—	305	446
Preferred stock conversion	—	2,006	—

Net income (loss) applicable to common stockholders	$4,997	$(8,097)	$741

Weighted average common shares outstanding	23,409	19,154	17,583
Weighted average common shares outstanding, assuming dilution	24,034	19,154	17,815
Basic net income (loss) per common share	$0.21	$(.42)	$0.04
Diluted net income (loss) per common share	0.21	(.42)	0.04

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Unearned	Unearned	Total
	Common	Surplus		Retained	Comprehensive	Treasury	ESOP	Restricted	Stockholders’
	Stock	Common	Preferred	Earnings	Loss	Stock	Stock	Stock	Equity
	(In Thousands, Except Share Data)
Balance at January 1, 2004	$18	$68,363	$6,193	$28,851	$(180)	$(501)	$(1,974)	$(648)	$100,122
Comprehensive income:
Net income	—	—	—	1,187	—	—	—	—	1,187
Other comprehensive loss, net of tax benefit of $609, unrealized loss on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	(914)	—	—	—	(914)

Comprehensive income									273
Issuance of 20,821 shares of treasury stock	—	43	—	—	—	111	—	—	154
Preferred dividends declared	—	—	—	(446)	—	—	—	—	(446)
Stock options exercised	—	49	—	(1)	—	—	—	—	48
Amortization of unearned restricted stock	—	—	—	—	—	—	—	199	199
Release of 26,700 shares by ESOP	—	(27)	—	—	—	—	216	—	189

Balance at December 31, 2004	18	68,428	6,193	29,591	(1,094)	(390)	(1,758)	(449)	100,539
Comprehensive income:
Net loss	—	—	—	(5,786)	—	—	—	—	(5,786)
Other comprehensive loss, net of tax benefit of $984, unrealized loss on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	(1,473)	—	—	—	(1,473)
Change in accumulated gain on cash flow hedging instrument, net of tax expense of $16	—	—	—	—	23	—	—	—	23

Comprehensive loss									(7,236)
Issuance of 925,636 shares to new executive management and others in a private placement	1	7,328	—	—	—	—	—	—	7,329
Issuance of 8,191 shares of treasury stock	—	34	—	—	—	49	—	—	83
Issuance of 49,375 shares of restricted stock	—	403	—	—	—	—	—	(122)	281
Preferred dividends declared	—	—	—	(305)	—	—	—	—	(305)
Preferred stock conversion — 775,000 shares	1	8,198	(6,193)	(2,006)	—	—	—	—	—
Stock options exercised — 474,684 shares	—	3,727	—	—	—	—	—	—	3,727
Forfeiture of unearned restricted stock	—	(204)	—	—	—	—	—	204	—
Amortization of unearned restricted stock	—	—	—	—	—	—	—	367	367
Release of 26,700 shares by ESOP	—	65	—	—	—	—	215	—	280

Balance at December 31, 2005	20	87,979	—	21,494	(2,544)	(341)	(1,543)	—	105,065
Comprehensive income:
Net income	—	—	—	4,997	—	—	—	—	4,997
Other comprehensive income, net of tax expense of $556, unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	831	—	—	—	831
Change in accumulated gain on cash flow hedge, net of tax					(23)				(23)
Change in pension liability net of tax effect	—	—	—	—	284	—	—	—	284

Comprehensive income									6,089
Issuance of 4,873 shares of treasury stock	—	20	—	—	—	32	—	—	52
Issuance of 6,226,722 shares for Kensington purchase	6	70,965	—	—	—	—	—	—	70,971
Issuance of 56,170 shares related to board compensation	—	569	—	—	—	—	—	—	569
Issuance of 8,072,179 shares for Community	8	93,045	—	—	—	(407)	(759)	—	91,887
Stock options exercised 155,818	1	991	—	—	—	—	—	—	992
Compensation expense related to stock options	—	159	—	—	—	—	—	—	159
Release of 26,700 shares by ESOP	—	87	—	—	—	—	216	—	303

Balance at December 31, 2006	$35	$253,815	$—	$26,491	$(1,452)	$(716)	$(2,086)	$—	$276,087

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Operating activities
Net income (loss)	$4,997	$(5,786)	$1,187
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations:
Depreciation	3,245	3,275	3,374
Net premium amortization on securities	298	531	653
Loss on sale of investment securities	—	948	74
Loss on foreclosed assets	181	818	969
Loss on sale of loans	—	—	2,293
Provision for loan losses	2,500	3,500	975
Increase in accrued interest receivable	(750)	(844)	(1,199)
Deferred income tax expense (benefit)	1,923	(3,168)	1,634
Gain on sale of assets/branches	(254)	—	(739)
Net increase in mortgage loans held for sale	(1,993)	(13,260)	(1,687)
Other operating activities, net	(3,781)	4,202	(708)

Net cash provided by (used in) operating activities	6,366	(9,784)	6,826
Investing activities
Decrease in interest bearing deposits in other banks	1,222	1,639	458
Decrease (increase) in federal funds sold	11,052	11,000	(11,000)
Proceeds from sales of investment securities available for sale	215,717	57,372	84,485
Proceeds from maturities of investment securities available for sale	39,233	40,642	65,560
Purchase of investment securities available for sale	(72,319)	(56,233)	(306,400)
Proceeds from sale of loans	—	—	23,883
Net increase in loans	(200,837)	(34,225)	(126,059)
Net cash received (paid) in business combinations	18,642	—	(6,626)
Purchase of tax lien certificates	(16,024)	(273)	—
Purchase of premises and equipment	(13,813)	(2,665)	(6,457)
Proceeds from sale of premises and equipment	1,835	3,343	497
Proceeds from sale of foreclosed assets	1,722	4,155	7,689
Purchase of life insurance	—	—	(5,000)
Other investing activities, net	2,087	1,247	(3,788)

Net cash (used in) provided by investing activities	(11,483)	26,002	(282,758)
Financing activities
Net increase in demand and savings deposits	59,375	50,236	59,338
Net increase (decrease) in time deposits	60,766	(73,747)	126,134
(Decrease) increase in FHLB advances	(62,051)	25,000	35,000
Proceeds from note payable	2,000	—	2,250
Principal payment on note payable	(210)	(210)	(210)
Net (decrease) increase in other borrowed funds	(41,060)	(16,050)	45,627
Proceeds from issuance of common stock	992	10,457	49
Cash dividends paid	—	(305)	(446)

Net cash provided by (used in) financing activities	19,812	(4,619)	267,742

Increase (decrease) in cash and due from banks	14,695	11,599	(8,190)
Cash and due from banks at beginning of year	35,088	23,489	31,679

Cash and due from banks at end of year	$49,783	$35,088	$23,489

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$56,831	$37,790	$27,322
Income taxes	(1,706)	(3,066)	(2,708)
Transfer of foreclosed assets	935	1,804	7,637
Assets acquired in business combinations	1,006,674	—	—
Liabilities assumed in business combinations	838,102	—	—

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Summary of Significant Accounting Policies

Superior Bancorp (“Corporation”), through its subsidiaries, provides a full range of banking and bank-related services to individual and corporate customers in Alabama and Florida. The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles and to general practice within the banking industry. The following summarizes the most significant of these policies.

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption “Cash and Due from Banks.”

The Corporation’s banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which is based on a percentage of deposits. At December 31, 2006, the Corporation’s reserve requirement was $10,800,000. This increase in the reserve balance resulted from the mergers with Kensington and Community. Subsequent to December 31, 2006, the required reserve balance had decreased to $2,000,000 and is expected to remain at this level.

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

Securities available for sale are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of deferred taxes, on securities available for sale are excluded from earnings and reported in accumulated other comprehensive (loss) income within stockholders’ equity.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Tax lien certificates

Tax lien certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax lien certificates are carried at cost plus accrued interest which approximates fair value. Tax lien certificates and resulting deeds are classified as non-accrual when a tax lien certificate is 24 to 48 months delinquent, depending on the municipality, from the acquisition date at which time, interest ceases to be accrued.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. The Corporation defers certain nonrefundable loan origination and commitment fees and the direct costs of originating or acquiring loans. The net deferred amount is amortized over the estimated lives of the related loans as an adjustment to yield. Interest income with respect to loans is accrued on the principal amount outstanding, except for loans classified as nonaccrual.

Accrual of interest is discontinued on loans which are more than ninety days past due unless the loan is well secured and in the process of collection. “Well secured” means that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. “In the process of collection” means that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on these loans is reversed from income. Interest payments received on these loans are applied as a reduction of the loan principal balance.

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting for Creditors for Impairment of a Loan, impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. Impaired loans and other nonaccrual loans are returned to accrual status if the loan is brought contractually current as to both principal and interest and repayment ability is demonstrated, or if the loan is in the process of collection and no loss is anticipated.

The allowance for loan loss is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb possible losses on existing loans.

Management reviews the adequacy of the allowance on a quarterly basis. The allowance for classified loans is established based on risk ratings assigned by loan officers. Loans are risk rated using an eight-point scale, and loan officers are responsible for the timely reporting of changes in the risk ratings. This process, and the assigned risk ratings, is subject to review by the Corporation’s internal loan review function. Based on the assigned risk ratings, the loan portfolio is segregated into the regulatory classifications of: Special Mention, Substandard, Doubtful or Loss. Generally, recommended regulatory reserve percentages are applied to these categories to estimate the amount of loan loss unless the loan has been specifically reviewed for impairment. Reserve percentages assigned to homogeneous and non-rated loans are based on historical charge-off experience adjusted for other risk factors.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Significant problem credits are individually reviewed by management. Generally, these loans are commercial or real estate construction loans selected for review based on their balance, assigned risk rating, payment history, and other risk factors at the time of management’s review. Losses are estimated on each loan based on management’s review. These individually reviewed credits are excluded from the classified loan loss calculation discussed above.

To evaluate the overall adequacy of the allowance to absorb losses inherent in the Corporation’s loan portfolio, the Corporation considers general economic conditions, geographic concentrations, and changes in the nature and volume of the loan portfolio.

Acquired Loans

The Corporation generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the acquisition, and for which it is probable that the corporation will be unable to collect all amounts due according to the loan’s contractual terms, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). For such loans, the Corporation estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Corporation expected cash flows is referred to as a nonaccretable difference and is not recorded by the Corporation. The loan is initially recorded at fair value, which represents the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

On a quarterly basis, the Corporation updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Corporation creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Corporation would first reverse any existing valuation allowance for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated service lives of the assets using straight-line and accelerated methods, generally using 5 to 40 years for premises and 5 to 10 years for furniture and equipment.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Goodwill and Intangible Assets

At December 31, 2006 and 2005, goodwill totaled $114,522,000 and $10,336,000, respectively. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. (See Note 2 — Business Combinations)

The Corporation has determined that its reporting units for purposes of this testing are the operating branches which are included as part of its reportable segments: the Alabama Region and the Florida Region. Goodwill is allocated to each reporting unit based on the location of the acquisitions as follows:

	December 31,
	2006	2005
	(In Thousands)

Alabama Region	$60,077	$5,751
Florida Region	54,445	4,585

Total	$114,522	$10,336

The first step in testing requires that the fair value of each reporting unit be determined. If the carrying amount of any reporting unit exceeds its fair value, goodwill impairment may be indicated.

The Corporation performs the annual impairment test as of December 31. As of December 31, 2006 and 2005, the Corporation determined no impairment existed.

At December 31, 2006 and 2005, the Corporation’s core deposit intangible, which is being amortized over ten years, was as follows:

	2006	2005
	(In Thousands)

Core deposit intangible	$16,545	$2,859
Accumulated amortization	(1,547)	(1,105)

Net core deposit intangible	$14,998	$1,754

Amortization expense was $442,000 for the year ended December 31, 2006 and $286,000 for each of the years ended December 31, 2005 and 2004, respectively. Aggregate amortization expense for the years ending December 31, 2007 through December 31, 2011 is estimated to be as follows:

Year	Annual Expense
(In Thousands)

2007	$1,218
2008	2,191
2009	2,248
2010	2,002
2011	1,798

Total	$9,457

Other Real Estate

Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of and the cost of maintaining and operating other real estate are included in other expense. Other real estate totaled $1,684,000 and $1,842,000 at December 31, 2006 and 2005, respectively.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25. The new standard, which became effective for the Corporation in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation will recognize compensation expense for any stock awards granted after December 31, 2005. Since all of the Corporation’s current stock option grants vested prior to December 31, 2005, no future compensation expense will be recognized on these awards (see Note 11).

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Pension Plan

Liabilities and contributions to the plan are calculated using the actuarial unit credit method of funding, (see “Recent Accounting Pronouncements — Statement of Financial Accounting Standards No. 158.”)

Derivative Financial Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Corporation also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Corporation discontinues hedge accounting prospectively, as discussed below.

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

When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When the derivative instrument is de-designated, terminated or sold, any gain

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Emerging Issues Task Force Issue No. 06-05

In September 2006, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial position should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable that contractual restrictions would limit the amount that could be realized, these contractual limitations should be considered when determining the realizable amounts. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. A policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that would ultimately be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) should be included in the amount that could be realized under the insurance contract. A policyholder should not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. However, if the contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, then the amount that could be realized should be discounted. EITF Issue No. 06-05 is effective for fiscal years beginning after December 15, 2006 and should be applied through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. The application of EITF Issue No. 06-05 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

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

Statement of Financial Accounting Standards No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 did not have a material impact on the Corporation’s statement of financial position at December 31, 2006 or on the Corporation’s comprehensive income for the period ended December 31, 2006.

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

Emerging Issues Task Force Issue No. 06-04

In July 2006, the EITF issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from the EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At December 31, 2006, the Corporation had no endorsement split-dollar life insurance arrangements outstanding on any of its bank- owned life insurance.

Note 2 — Business Combinations

Kensington Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. (“Kensington”), of Tampa, Florida on August 31, 2006 in exchange for 6,226,722 shares of the Corporation’s common stock valued at approximately $71,200,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $71,372,000. As a result of the acquisition the Corporation now operates 12 banking locations in the Tampa Bay area of Florida. This area will be the Corporation’s largest market and has a higher projected population growth than any of its current banking markets.

The Kensington transaction resulted in $44,922,000 of goodwill allocated to the Florida reporting unit and $3,544,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006 management completed its plan to terminate Kensington’s data processing operations and convert Kensington’s accounts to the Corporation’s system. This conversion was completed in the first quarter of 2007. Certain cost associated with this conversion, totaling approximately $1.4 million, which includes primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Business Combinations — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$4,454
Federal funds sold	964
Investment securities	180,151
Loans, net	136,414
Premises and equipment, net	5,397
Goodwill	44,922
Core deposit intangibles	3,544
Other assets	5,042
Deposits	(276,186)
Repurchase agreements	(30,050)
Other liabilities	(3,280)

Total consideration paid for Kensington	$71,372

Community Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Community Bancshares, Inc. (“Community”) of Blountsville, Alabama on November 7, 2006 in exchange for 8,072,179 shares of the Corporation’s common stock valued at approximately $91,848,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs and cash payments due for the cancellation of stock options totaled $97,200,000. As a result of the acquisition the Corporation added 18 banking locations and 15 consumer finance company locations in the State of Alabama.

The Community transaction resulted in $59,079,000 of goodwill allocated to the Alabama reporting unit and $10,142,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006 management completed its plan to terminate Community’s data processing operations and convert Community’s accounts to the Corporation’s system. This conversion was completed in the fourth quarter of 2006. Certain cost associated with this conversion, totaling approximately $1.2 million, which includes primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date. In addition, certain employment-related contract obligations totaling approximately $3,500,000 were also accrued as of the acquisition date.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Business Combinations — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Corporation is in the process of obtaining appraisals of certain real property; thus, the allocation of the purchase price is subject to refinement:

Amount
(In thousands)

Cash and due from banks	$23,167
Federal funds sold	35,273
Investment securities	117,424
Loans, net	337,148
Premises and equipment, net	24,225
Goodwill	59,079
Core deposit intangibles	10,142
Other assets	19,328
Deposits	(431,334)
FHLB advances	(68,801)
Junior subordinated debentures	(12,047)
Other liabilities	(16,404)

Total consideration paid for Community	$97,200

Pro Forma Results of Operations

The results of operations of the Kensington and Community subsequent to the acquisition date are included in the Corporation’s consolidated statements of operations. The following pro forma information for the periods ended December 31, 2006 and 2005 reflects the Corporation’s estimated consolidated results of operations as if the acquisition of Kensington and Community occurred at January 1 of the respective period, unadjusted for potential cost savings.

	2006	2005
	(Dollars in thousands,
	except per share data)

Net interest income and noninterest income	$84,483	$88,109
Net income	5,913	163
Net income (loss) available to common shareholders	5,913	(2,148)
Earnings per common share — basic	$0.17	$(0.06)
Earnings per common share — diluted	$0.17	$(0.06)

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities

The amounts at which investment securities are carried and their approximate fair values at December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

Investment securities available for sale:
U.S. agency securities	$113,259	$150	$1,557	$111,852
State, county and municipal securities	12,977	54	89	12,942
Mortgage-backed securities	185,814	361	1,722	184,453
Corporate debt	38,883	103	334	38,652
Other securities	6,675	223	81	6,817

Total	$357,608	$891	$3,783	$354,716

The amounts at which investment securities are carried and their approximate fair values at December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

Investment securities available for sale:
U.S. agency securities	$99,365	$—	$1,892	$97,473
State, county and municipal securities	8,729	28	111	8,646
Mortgage-backed securities	93,689	10	1,937	91,762
Corporate debt	38,064	75	411	37,728
Other securities	6,739	—	42	6,697

Total	$246,586	$113	$4,393	$242,306

Investment securities with an amortized cost of $219,658,000 and $144,565,000 at December 31, 2006 and 2005, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2006
	Less Than 12 Months		More than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. agency securities	$—	$—	$83,347	$1,557	$83,347	$1,557
State, county and municipal securities	1,727	17	3,825	72	5,552	89
Mortgage-backed securities	16,223	76	78,000	1,646	94,223	1,722
Corporate debt and other securities	3,920	80	8,572	335	12,492	415

Total	$21,870	$173	$173,744	$3,610	$195,614	$3,783

Management does not believe any of the above individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Bank (“FHLB”), Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), and seven corporate securities consisting primarily of private label CMOs, corporate bonds, and trust preferred securities. These unrealized losses

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

are primarily attributable to changes in interest rates. The Corporation has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The amortized cost and estimated fair values of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$3,357	$3,358
Due after one year through five years	59,407	58,009
Due after five years through ten years	52,529	52,202
Due after ten years	56,501	56,694
Mortgage-backed securities	185,814	184,453

	$357,608	$354,716

Gross realized gains on sales of investment securities available for sale in 2006, 2005 and 2004 were -0-, $34,000 and $598,000, respectively, and gross realized losses for the same periods were -0-, $982,000 and $672,000, respectively.

The components of other comprehensive income (loss) for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(In Thousands)

2006
Unrealized loss on derivatives	$(39)	$(16)	$(23)
Unrealized gain on available for sale securities	1,387	556	831
Less reclassification adjustment for losses realized in net income	—	—	—
Change in pension liability	451	167	284

Net unrealized gain	$1,799	$707	$1,092

2005
Unrealized gain on derivative	$39	$16	$23
Unrealized loss on available for sale securities	(3,405)	(1,335)	(2,070)
Less reclassification adjustment for losses realized in net income	(948)	(351)	(597)

Net unrealized loss	$(2,418)	$(968)	$(1,450)

2004
Unrealized loss on available for sale securities	$(1,597)	$(636)	$(961)
Less reclassification adjustment for losses realized in net income	(74)	(27)	(47)

Net unrealized loss	$(1,523)	$(609)	$(914)

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans

At December 31, 2006 and 2005, the composition of the loan portfolio was as follows:

	2006	2005
	(In Thousands)

Commercial and industrial	$172,872	$135,454
Real estate — construction and land development	547,772	326,418
Real estate — mortgages
Single family	456,341	243,183
Commercial	362,542	210,611
Other	46,895	27,503
Consumer	54,462	21,122
All other loans	438	498

Total loans	$1,641,322	$964,789

At December 31, 2006 and 2005, the Corporation’s recorded investment in loans considered to be impaired under SFAS No. 114 was $6,886,000 and $3,483,000, respectively. At December 31, 2006 and 2005, there was approximately $1,807,000 and $1,425,000, respectively in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2006, 2005 and 2004 was approximately $3,975,000, $4,687,000, and $17,752,000, respectively. Interest income recognized on loans considered impaired totaled approximately $176,000, $65,000, and $66,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, nonaccrual loans totaled $7,773,000, compared to $4,550,000 at December 31, 2005. Loans past due 90 days or more and still accruing totaled $514,000 at December 31, 2006 compared to $49,000 at December 31, 2005.

During 2006, the Corporation acquired certain impaired loans through business combinations (Note 2) which are subject to the income recognition provisions of SOP 03-3 (see Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At	December 31,
	Acquisition	2006
	(In Thousands)

Contractually required principal and interest	$1,696	$1,590
Nonaccretable difference (expected losses and forgone interest)	(1,231)	(1,156)

Cash flows expected to be collected	465	434
Accretable yield	(190)	(174)

Basis in acquired loans	$275	$260

Accretable yield, at acquisition		$190
Accretion		(9)
Disposals		(7)

Accretable yield, December 31, 2006		$174

Other acquired impaired loans that are within the scope of SOP 03-3 but are not subject to the income recognition provisions had an acquisition carrying value of $1,343,000 and an $800,000 carrying value at December 31, 2006. To recognize income on these loans under SOP 03-3, there must be a reasonable expectation of the timing and amount of expected cash flows. These loans are accounted for on the cost recovery method with interest income recognized when received. During 2006, no interest was recognized on the loans.

In September 2004 the Corporation’s banking subsidiary sold approximately $32,000,000, before allowance for loan losses, in certain nonperforming loans and other classified, performing loans, resulting in a pre-tax loss of

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans — (Continued)

$2,293,000. Prior to the sale, approximately $6,868,000 related to these loans was recognized as a charge-off in September 2004 against the allowance for loan losses. The $6,868,000 in allowance for loan losses associated with these loans had been provided in previous periods.

5.	Allowance for Loan Losses

A summary of the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	(In Thousands)

Balance at beginning of year	$12,011	$12,543	$25,174
Allowance of acquired banks	6,697	—	—
Provision for loan losses	2,500	3,500	975
Loan charge-offs	(3,746)	(5,742)	(17,341)
Recoveries	1,430	1,710	3,735

Balance at end of year	$18,892	$12,011	$12,543

6.	Premises and Equipment

Components of premises and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)

Land	$17,432	$7,202
Premises	74,836	53,003
Furniture and equipment	17,737	12,818

	110,005	73,023
Less accumulated depreciation and amortization	(20,311)	(17,235)

Net book value of premises and equipment in service	89,694	55,788
Construction in process (also includes land for branch expansion)	4,932	229

Total	$94,626	$56,017

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $3,245,000, $3,275,000 and $3,374,000, respectively.

In March 2005, the Corporation sold its corporate aircraft, realizing a $355,000 pre-tax loss.

During 2000, Community entered into sale/leaseback arrangements on its Hamilton, Alabama bank location. Due to the structure of this transaction, the lease qualified and has been accounted for under capitalized lease rules.

The following is an analysis of the leased property located in Hamilton, Alabama on which the Company maintains a capital lease (in thousands):

2006

Buildings	$2,450
Accumulated depreciation	(21)

Total	$2,429

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment — (Continued)

The following is a schedule by year of future minimum lease payments under the capital lease and all other operating leases, together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands):

	Total
Years ending December 31,	Operating	Capitalized
	(In Thousands)

2007	$1,971	$367
2008	1,236	367
2009	1,019	367
2010	751	367
2011	601	367
2012 and thereafter	779	6,755

Total minimum lease payments	$6,357	$8,590

Amount representing interest		(4,792)

Present value of net minimum lease payments		$3,798

Future minimum lease payments under the operating leases are summarized as follows:

Year ending December 31,	Property	Equipment	Total
	(In Thousands)

2007	$1,716	$255	$1,971
2008	1,097	139	1,236
2009	946	73	1,019
2010	741	10	751
2011	601	—	601
2012 and thereafter	779	—	779

Total minimum lease payments	$5,880	$477	$6,357

Rental expense relating to operating leases amounted to approximately $1,258,000, $810,000 and $947,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

On May 31, 2002, the purchaser of Community’s Marshall County branch offices acquired the land, building and land improvements located in Albertville, Alabama under a sales-type lease. The lease agreement calls for 60 payments of $14,000 per month beginning June 1, 2002. The lease ends on May 31, 2007 and is subject to options which give the right for the seller to require the purchaser to purchase the property and gives the right to the purchaser to require the seller to sell the property. The purchase price upon option by either party is $2,621,544. This lease/sale qualifies and is accounted for under capitalized lease rules.

The following is a schedule by year of the future minimum lease payments to be received together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands):

Years ending December 31,

2007	$2,692
Amount representing interest	(144)

Present value of net minimum lease payments	$2,548

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deposits

The following schedule details interest expense on deposits:

	Year Ended December 31
	2006	2005	2004
	(In Thousands)

Interest-bearing demand	$11,857	$7,144	$3,225
Savings	177	40	48
Time deposits $100,000 and over	11,170	7,111	8,876
Other time deposits	23,307	13,620	7,039

Total	$46,511	$27,915	$19,188

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2007	$954,157
2008	43,741
2009	27,309
2010	16,992
2011	11,615
2012 and thereafter	30,100

$1,083,914

7.	Advances from Federal Home Loan Bank

The following is a summary, by year of maturity, of advances from the FHLB as of December 31, 2006 and 2005:

	2006		2005
	Weighted		Weighted
Year	Average Rate	Balance	Average Rate	Balance
		(Dollars in Thousands)

2006	—%	$—	4.40%	$85,250
2007	5.37	42,000	—	—
2008	5.38	55,500	5.74	5,500
2009	5.39	27,000	2.32	27,000
2010	6.41	5,000	6.41	5,000
2015	5.39	26,340	4.45	26,340
2020	4.28	32,000	4.28	32,000

Total	5.22%	$187,840	4.17%	$181,090

The above schedule is by contractual maturity. Call dates for the above are as follows: 2007, $17,000,000; 2008, $32,000,000, and 2010, $11,340,000.

The advances are secured by a blanket lien on certain residential and commercial real estate loans all with a carrying value of approximately $302,980,000 at December 31, 2006. The Corporation has available approximately $95,000,000 in unused advances under the blanket lien subject to the availability of qualifying collateral.

The FHLB has issued for the benefit of the Corporation’s banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 4, 2008 upon sixty days’ prior notice of non-renewal; otherwise, it shall automatically extend for a successive one-year term.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Federal Funds Borrowed and Security Repurchase Agreements

Detail of Federal funds borrowed and security repurchase agreements follows (in thousands):

	2006	2005

Balance at December 31:
Federal funds borrowed	$—	$3,000
Security repurchase agreements	23,415	30,406
Maximum outstanding at any month end:
Federal funds borrowed	9,000	11,000
Security repurchase agreements	31,464	49,521
Daily average amount outstanding:
Federal funds borrowed	1,811	488
Security repurchase agreements	30,629	35,064
Weighted daily average interest rate:
Federal funds borrowed	5.47%	4.18%
Security repurchase agreements	4.51	3.02
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	—%	4.40%
Security repurchase agreements	4.63	4.12

The carrying value of securities sold under repurchase agreements is $30,327,000 and $37,047,000 as of December 31, 2006 and 2005, respectively.

9.	Notes Payable

The following is a summary of notes payable as of December 31, 2006 and 2005 (in thousands):

	2006		2005
Balance at December 31:	Principal	Rate	Principal	Rate

Note payable to bank, borrowed under $10,000,000 line of credit, due June 7, 2007, plus interest payable monthly at 30 day LIBOR plus 2.50%, secured by real estate owned by the Corporation and 100% of Superior Bank stock	$4,250	7.85%	$2,250	6.89%
ESOP Note Payable to bank, due February 1, 2013, plus interest payable monthly at the Wall Street Journal prime rate, secured by Corporation stock; see discussion in Note 11	1,295	8.25	1,505	7.25

Total notes payable	$5,545		$3,755

On January 26, 2007, the Corporation replaced the $10,000,000 line of credit with a new line of credit from another regional bank. The new line matures January 26, 2008; interest is based on the 30-day LIBOR plus 1.25% and the line is secured by 51% of the outstanding Superior Bank stock.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes Payable — (Continued)

Maturities of notes payable for the five years subsequent to December 31, 2006 are as follows (in thousands):

2007	$4,460
2008	210
2009	210
2010	210
2011	210
Thereafter	245

Total	$5,545

10.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Corporation has three sponsored trusts, TBC Capital Statutory Trust II (“TBC Capital II”) TBC Capital Statutory Trust III (“TBC Capital III”) and Community (AL) Capital Trust I (“Community Capital I”), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, TBC Capital III and Community Capital I trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2010, July 25, 2006 and March 8, 2010, respectively.

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under regulatory guidelines.

Consolidated debt obligations related to these subsidiary trusts are as follows (in thousands):

	December 31,
	2006	2005

10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464,000	$15,464,000
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	16,495,000	16,495,000
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310,000	—
Purchase accounting adjustment — Community Capital Trust I	1,737,000	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$44,006,000	$31,959,000

As of December 31, 2006 and 2005, the interest rate on the $16,495,000 subordinated debenture was 9.30% and 7.67%, respectively.

Prior to the conversion of its subsidiary’s charter to a federal savings bank charter, the Corporation was required to obtain regulatory approval prior to paying any dividends on these trust preferred securities. The Federal

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts — (Continued)

Reserve approved the timely payment of the Corporation’s semi-annual distribution on its trust preferred securities in January, March, July and September 2005.

11.	Stock Incentive Plans

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”). The new standard, which became effective for the Corporation in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation will recognize compensation expense for any stock awards granted after December 31, 2005. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 have vested in full, no future compensation expense will be recognized on these awards. During the first quarter of 2005, the Corporation granted 1,690,937 options to the new management team. These options have exercise prices ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the tables below.

The Corporation adopted the provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes $158,000 in compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the year ended December 31, 2006:

Risk-free interest rate	4.54%
Volatility factor	30.16%
Expected term (in years)	5.00
Dividend yield	0.00%

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Incentive Plans — (Continued)

A summary of stock option activity as of December 31, 2006 and changes during the year then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value

Under option, beginning of period	3,031,946	$7.81
Granted	186,500	10.84
Exercised	(155,818)	6.37
Forfeited	(20,031)	7.06

Under option, end of period	3,042,597	$8.07	7.39	$9,940,257

Exercisable at end of period	2,861,097	$7.90	6.82	$9,847,002

Weighted-average fair value per option of options granted during the period	$3.79

The total intrinsic value of options exercised during the year ended December 31, 2006 was $814,000. As of December 31, 2006, there was $522,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 20 months unless the shares vest earlier based on achievement of benchmark trading price levels. During the year ended December 31, 2006, the Corporation recognized approximately $158,000 in compensation expense related to options granted.

A summary of activity for the periods ended December 31, 2005 and 2004 is as follows:

	December 31,
	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Under option, beginning of year	1,654,509	$6.63	1,196,509	$6.76
Granted	1,914,437	8.53	506,000	6.28
Exercised	(474,684)	6.59	(13,600)	6.44
Forfeited	(62,316)	7.73	(34,400)	6.83

Under option, end of year	3,031,946	7.81	1,654,509	6.63

Exercisable at end of year	3,031,946		1,378,809

Weighted-average fair value per option of options granted during the year	$4.91		$3.16

The Corporation’s Board of Directors approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. The effect of this accelerated vesting is reflected in the pro forma net loss and pro forma loss per share figures below. During the fourth quarter of 2005 the pro forma after-tax effect of compensation costs for stock-based employee compensation awards totaled $2,067,000, or $0.10 per share. In conjunction with the Board’s approval of the full vesting, members of the Corporation’s senior management executive team announced that they would not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that were vested effective November 15, 2005 is

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Incentive Plans — (Continued)

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

	December 31,
	2005	2004

Net (loss) income applicable to common stockholders:
As reported	$(8,097)	$741
Pro forma	(14,217)	(567)
Basic net (loss) income per common share:
As reported	$(.42)	$.04
Pro forma	(.74)	(.03)
Diluted net (loss) income per common share:
As reported	(.42)	.04
Pro forma	(.74)	(.03)

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for the years indicated:

	2005	2004

Risk free interest rate	4.34%	4.56%
Volatility factory	43%	32%
Weighted average life of options (in years)	7.00	7.00
Dividend yield	0.00%	0.00%

On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the restricted stock agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. During 2003, 15,000 shares of this restricted stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005 the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreements entered into during 2005 (Note 28), vesting was accelerated on 124,375 shares of restricted stock. As of December 31, 2006, 6,665 shares of unvested restricted stock to continuing directors remained outstanding. The outstanding shares of restricted stock are included in the

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Incentive Plans — (Continued)

diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the years ended December 31, 2005 and 2004, the Corporation has recognized $648,000 and $199,000, respectively, in restricted stock expense. The 2005 year expense is primarily related to the accelerated vesting from the management separation agreements included in the amount of management separation cost.

Employee Stock Ownership Plans

The Corporation adopted a leveraged employee stock ownership plan (the “ESOP”) effective May 15, 2002 that covers all eligible employees who are at least 21 years old and have completed a year of service. As of December 31, 2006, the ESOP has been leveraged with 273,400 shares of the Corporation’s common stock purchased in the open market and classified as a contra-equity account, “Unearned ESOP shares,” in stockholders’ equity.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secure the promissory note, which has been classified as notes payable on the Corporation’s statement of financial condition. As the debt is repaid, shares are released from collateral based on the proportion of debt service. Principal payments on the debt are $17,500 per month for 120 months. The interest rate is adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2006, 2005 and 2004 totaled $122,000, $98,000 and $74,000, respectively. Total contributions to the plan during 2006, 2005 and 2004 totaled $322,000, $313,000, and $300,000, respectively. Released shares are allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognizes compensation expense during the period as the shares are earned and committed to be released. As shares are committed to be released and compensation expense is recognized, the shares become outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2006, 2005 and 2004 was $304,000, $289,000 and $189,000, respectively. The ESOP shares as of December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004

Allocated shares	82,028	55,328	28,628
Estimated shares committed to be released	26,700	26,700	26,700
Unreleased shares	164,672	191,372	218,072

Total ESOP shares	273,400	273,400	273,400

Fair value of unreleased shares	$3,100,000	$2,184,000	$1,795,000

As a result of its merger with Community, the Corporation became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan to the Corporation that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2006, the interest rate on the note was 8.25%. Principal and interest payments on the ESOP loan are due monthly through September 16, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Corporation makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Incentive Plans — (Continued)

interest income be recognized on the employer loan. The Corporation has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at December 31, 2006 was $1.1 million.

An employee becomes a participant in the ESOP after completing 12 months of service during which the employee is credited with 1,000 hours or more of service. Contributions to the plan are made at the discretion of the board but may not be less than the amount required to service the ESOP debt. Under the terms of the ESOP, after a person ceases to be an employee of the Corporation, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive all stock credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with the Corporation.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the period ended December 31, 2006 was $39,000. The ESOP shares as of December 31, 2006 are as follows:

December 31,
2006

Allocated shares	380,011
Estimated shares committed to be released	14,066
Unreleased shares	66,659

Total ESOP shares	460,736

Fair value of unreleased shares	$5,224,746

12.	Profit-Sharing Plan and Other Agreements

The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation’s contributions to the plan were $549,000, $448,000 and $298,000 in 2006, 2005 and 2004, respectively.

The Corporation has various nonqualified retirement agreements with certain current and former directors and former executive officers. Generally, the agreements provide a fixed retirement benefit that will be paid in installments ranging from 10 to 20 years. As of December 31, 2006 and 2005, substantially all of the benefits due under these plans were vested (Note 28). The Corporations nonqualified retirement agreements had an aggregate unfunded projected benefit of approximately $14,201,000 as of December 31, 2006 and $14,880,000 at December 31, 2005. The accrued liability associated with these benefits totaled $6,358,000 and $6,560,000 at December 31, 2006 and 2005, respectively, which represents the present value of the future benefits. Compensation expense related to these plans totaled $216,000, $1,178,000 and $687,000 for 2006, 2005 and 2004.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The components of the consolidated income tax expense (benefit) are as follows (in thousands):

	2006	2005	2004

Current:
Federal	$—	$(1,439)	$(2,350)
State	—	(5)	(80)

Total current expense (benefit)	—	(1,444)	(2,430)
Deferred:
Federal	1,555	(2,096)	1,381
State	368	(1,072)	253

Deferred income tax expense (benefit)	1,923	(3,168)	1,634

Total income tax expense (benefit)	$1,923	$(4,612)	$(796)

Significant components of the Corporation’s deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Rehabilitation tax credit	$6,144	$6,324
Allowance for loan losses	6,978	4,444
Deferred compensation	4,076	2,858
Net operating loss carryforwards	13,147	972
Alternative minimum tax credit carryover	1,034	646
Purchase accounting basis differences	2,936	—
Unrealized loss on securities	1,157	1,696
Other	2,085	1,711

Total deferred income tax assets	37,557	18,651
Less: valuation allowance on net operating loss carryforwards	(1,207)	—
Deferred income tax liabilities:
Difference in book and tax basis of premises and equipment	5,060	3,046
Excess purchase price and intangibles	5,784	—
Other	107	766

Total deferred income tax liabilities	10,951	3,812

Net deferred income tax asset	$25,399	$14,839

Management assesses the need for a valuation allowance against the Corporation’s deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. The Corporation’s determination of the realization of deferred tax assets (net of valuation allowances) is based upon management’s judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by the Corporation’s subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. The Corporation believes that its subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. The Corporation evaluates quarterly the realizability of the deferred tax assets and, if necessary, adjusts any valuation allowance accordingly.

In 2006, due to limitations on the use of net operating losses acquired in the merger with Community, a valuation allowance of $1,207,000 has been established as of December 31, 2006 against such deferred income tax assets in purchase accounting. Any subsequently recognized income tax benefits relating to this valuation allowance will be reflected as a reduction of goodwill related to the acquisition.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes — (Continued)

The effective tax rate differs from the expected tax using the statutory rate. Reconciliation between the expected tax and the actual income tax expense (benefit) follows (in thousands):

	2006	2005	2004

Expected tax expense (benefit) at statutory rate of income (loss) before taxes	$2,353	$(3,535)	$133
Add (deduct):
Rehabilitation tax credit	—	—	(725)
State income taxes, net of federal tax benefit	243	(711)	114
Effect of interest income exempt from Federal income taxes	(251)	(191)	(178)
Basis reduction	—	—	247
Increase in cash surrender value of life insurance	(537)	(493)	(559)
Amortization	97	97	97
Travel and entertainment	34	28	85
Other items — net	(16)	193	(10)

Income tax expense (benefit)	$1,923	$(4,612)	$(796)

Federal statutory rate	34%	34%	34%

The Corporation’s unused net operating loss carryforwards and expiration dates are as follows (in thousands):

Year of expiration:	Federal	Alabama	Florida

2009	$—	$16,387	$—
2010	—	12,806	—
2011	—	6,521	—
2023	6,690	—	—
2024	13,040	—	2,538
2026	5,955	—	—
2027	6,175	—	—

	$31,860	$35,714	$2,538

The Corporation has available at December 31, 2006 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows (in thousands):

Year of expiration:
2018	$1,734
2019	738
2020	1,261
2021	522
2022	366
2023	960
2024	564

$6,145

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

Applicable income tax (benefit) expense of $-0-, $(351,000) and $(27,000) on investment securities (losses) gains for the years ended December 31, 2006, 2005 and 2004, respectively, is included in income taxes.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes — (Continued)

The Corporation recognized a $600,000 tax benefit in 2005 related to the exercise of nonqualified stock options. This benefit was recognized as a credit to stockholder’s equity as additional surplus.

The Corporation’s federal and state income tax returns for the years 2001 through 2005 are open for review and examination by governmental authorities. In the normal course of these examinations, the Corporation is subject to challenges from governmental authorities regarding amounts of taxes due. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management believes adequate provision for income taxes has been recorded for all years open for review and intends to vigorously contest the proposed adjustments. To the extent that final resolution of the proposed adjustments results in significantly different conclusions from management’s current assessment of the proposed adjustments, the effective tax rate in any given financial reporting period may be materially different from the current effective tax rate.

14.	Derivatives

The Corporation maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

  Interest Rate Swaps

At December 31, 2006, the Corporation had interest rate swap positions with notional amounts of $46,500,000 related to brokered CDs (See Fair Value Hedges below). Hedge accounting was discontinued on $36,500,000 of these swap positions during the fourth quarter of 2006 because the instruments no longer qualified as an effective fair value hedge under SFAS 133. Therefore, all changes in fair value were recognized in earnings during the period of the change. The net cash settlement of these derivatives was included in noninterest income during the fourth quarter of 2006. As of December 31, 2006, these CD swaps had a recorded fair value of ($713,000) and a weighted average life of 8.99 years, respectively. The weighted average fixed rate (receiving rate) was 4.92% and the weighted average variable rate (paying rate) was 5.33% (LIBOR based).

  Fair Value Hedges

As of December 31, 2006, the Corporation had entered into $46,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Prior to the first quarter of 2006, these transactions did not qualify for fair value hedge accounting under SFAS 133 (see Note 1). During the first quarter of 2006, the Corporation designated these CD swaps as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Corporation will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Consolidated Statements of Financial Condition in other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Hedge accounting was discontinued on $36,500,000 of these swap positions during the fourth quarter of 2006 because the instruments no longer qualified as an effective fair value hedge under SFAS 133(see Interest Rate Swaps above). As of December 31, 2006, the amount of CD swaps designated as fair value hedges totaled $10,000,000 and had a recorded fair value of ($84,000) and a weighted average life of 3.87 years. The weighted average fixed rate (receiving rate) was 4.13% and the weighted average variable rate (paying rate) was 5.38% (LIBOR based).

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Derivatives — (Continued)

  Interest Rate Floors

During the fourth quarter of 2006 the Corporation entered into certain interest rate floor contracts that have not been qualified for hedge accounting treatment and will be used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay to the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. The Corporation entered into $50,000,000 interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. The Corporation paid a $248,000 premium. These economic hedges will be carried at fair value in other assets or other liabilities and changes in the fair value of these derivatives and any payments received will be recognized in noninterest income. The floors had a positive fair value of $215,000 as of December 31, 2006.

  Commitments to Originate Mortgage Loans

During the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, Amendment to Statement 133 on Derivatives Instruments and Hedging Activities, and are therefore required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $28,733,000 at December 31, 2006. The net unrealized gain of the origination commitments were $51,000 at December 31, 2006. The fair values are calculated based on changes in market interest rates after the commitment date.

15.	Related Party Transactions

The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2006 and 2005 were $11,064,000 and $6,805,000, respectively. Activity during the year ended December 31, 2006 is summarized as follows (in thousands):

Balance				Balance
December 31,			Other	December 31,
2005	Advances	Repayments	Changes	2006

$6,805	$4,285	$973	$947	$11,064

At December 31, 2006 and 2005, the deposits of such related parties in the subsidiary bank amounted to approximately $23,793,000 and $32,084,000, respectively.

An insurance agency owned by one of the Corporation’s directors received commissions of approximately $166,876, $180,567, and $180,400 from the sale of insurance to the Corporation during 2006, 2005 and 2004, respectively.

The Corporation believes that all of the foregoing transactions were made on terms and conditions reflective of arm’s length transactions.

16.	Commitments and Contingencies

The consolidated financial statements do not reflect the Corporation’s various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies — (Continued)

letters of credit. The following is a summary of the Corporation’s maximum exposure to credit loss for loan commitments and standby letters of credit (in thousands):

	December 31
	2006	2005

Commitments to extend credit	$361,523	$215,951
Standby letters of credit	23,630	23,591

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Corporation’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statement of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

During 2006, 2005 and 2004, the Corporation settled various litigation matters. The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

The Corporation is constructing or has plans to construct various new branch locations. In that regard, the Corporation has entered into commitments as of, or subsequent to, December 31, 2006 for the construction of these branch locations totaling approximately $4,396,000.

17.	Branch Sales

On February 6, 2004, the Corporation’s banking subsidiary sold its Morris, Alabama branch, which had assets of approximately $1,037,000 and liabilities of $8,217,000. The Corporation realized a $739,000 pre-tax gain on the sale.

18.	Regulatory Restrictions

A source of funds available to the Corporation is the payment of dividends by its subsidiary. Regulations limit the amount of dividends that may be paid without prior approval of the subsidiary’s regulatory agency. Approximately $9,800,000 in retained earnings are available to be paid as dividends by the subsidiary at December 31, 2006.

During the fourth quarter of 2005 the Corporation became a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

Simultaneously, the Corporation’s subsidiary bank’s charter was changed to a federal savings bank charter and is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Corporation’s banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and its subsidiaries financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Regulatory Restrictions — (Continued)

(as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and its subsidiary meet all capital adequacy requirements to which it is subject.

As of December 31, 2006 and 2005, the most recent notification from the subsidiary’s primary regulators categorized the subsidiary as “well capitalized” under the regulatory framework for prompt corrective action. The table below represents the Corporation’s and the subsidiary’s regulatory and minimum regulatory capital requirements at December 31, 2006 and 2005 (dollars in thousands):

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Tier 1 Core Capital (to Adjusted Total Assets) Corporation	$170,513	7.43%	$91,768	4.00%	$114,710	5.00%
Superior Bank	174,084	7.64	91,090	4.00	113,863	5.00
Total Capital (to Risk Weighted Assets) Corporation	188,688	10.40	145,198	8.00	181,498	10.00
Superior Bank	192,259	10.69	143,843	8.00	179,803	10.00
Tier 1 Capital (to Risk Weighted Assets) Corporation	170,513	9.39	N/A	N/A	108,899	6.00
Superior Bank	174,084	9.68	N/A	N/A	107,882	6.00
Tangible Capital (to Adjusted Total Assets) Superior Bank	174,084	7.64	34,159	1.50	N/A	N/A
As of December 31, 2005
Tier 1 Core Capital (to Adjusted Total Assets) Corporation	$115,852	8.30%	$55,810	4.00%	$69,763	5.00%
Superior Bank	110,929	8.02	55,332	4.00	69,165	5.00
Total Capital (to Risk Weighted Assets) Corporation	126,444	11.08	91,295	8.00	114,119	10.00
Superior Bank	121,521	10.76	90,347	8.00	112,934	10.00
Tier 1 Capital (to Risk Weighted Assets) Corporation	115,852	10.15	N/A	N/A	68,471	6.00
Superior Bank	110,929	9.82	N/A	N/A	67,760	6.00
Tangible Capital (to Adjusted Total Assets) Superior Bank	110,929	8.02	20,749	1.50	N/A	N/A

19.	Fair Values of Financial Instruments

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

Tax lien certificates.  The carrying amount of tax lien certificates approximates their fair value.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

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

Deposits.  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from FHLB.  Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Federal funds borrowed and security repurchase agreements.  The carrying amount of federal funds borrowed and security repurchase agreements approximate their fair values.

Notes payable.  The carrying amount of notes payable approximates their fair values.

Subordinated debentures.  Rates currently available to the Corporation for preferred offerings with similar terms and maturities are used to estimate fair value.

Interest rate swaps.  Fair values for interest rate swaps are based on quoted market prices.

Limitations.  Fair value estimates are made at a specific point of time and are based on relevant market information, which is continuously changing. Because no quoted market prices exist for a significant portion of the Corporation’s financial instruments, fair values for such instruments are based on management’s assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying
	Amount	Value	Amount	Fair Value
	(In thousands)

Financial assets:
Cash and due from banks	$49,783	$49,783	$35,088	$35,088
Interest-bearing deposits in other banks	10,994	10,994	9,772	9,772
Federal funds sold	25,185	25,185	—	—
Securities available for sale	354,716	354,716	242,306	242,306
Tax lien certificates	16,313	16,313	289	289
Mortgage loans held for sale	24,433	24,433	21,355	21,355
Net loans	1,639,528	1,634,782	951,242	949,177
Stock in FHLB and Federal Reserve Bank	12,382	12,382	10,966	10,966
Accrued interest receivable	14,387	14,387	7,081	7,081
Financial liabilities:
Deposits	1,870,841	1,868,121	1,043,696	1,041,177
Advances from FHLB	187,840	189,628	181,090	184,188
Federal funds borrowed and security repurchase agreements	23,415	23,415	33,406	33,286
Notes payable	5,545	5,545	3,755	3,755
Junior subordinated debentures owed to unconsolidated subsidiary trusts	44,006	47,481	31,959	33,980
Interest rate swaps	798	798	953	953

Note 20 — Pension Plan

As a result of its merger with Community, the Corporation became the sponsor of a defined benefit pension plan (the “Pension Plan”) and a nonqualified supplemental executive retirement plan (the “Benefit Restoration Plan”). Both plans were frozen by Community effective December 31, 2003. As long as the plans remain frozen, no employees become eligible to participate in the plans and no participants accrue any additional benefits. Benefits accrued as of the date of the freeze will be paid to participants in accordance with the terms of the plans.

Benefits under the Pension Plan depend upon a participant’s years of credited service and his or her average monthly earnings for the highest five consecutive years out of the participant’s final 10 years of employment. The number of years of credited service and average monthly earnings for each participant were fixed as of December 31, 2003. Normal retirement age under the Pension Plan is age 65. A participant with 10 years of service is eligible to receive early retirement benefits beginning at age 55. The Corporation is required to make contributions to the Pension Plan in amounts sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act, as amended. Pension Plan assets are held in a trust and consist primarily of corporate stock and bonds.

The Benefit Restoration Plan was designed to provide certain key executives of Community with benefits which would have been paid to them under the Pension Plan except for certain limitations imposed by the Internal Revenue Code of 1986, as amended. A participant’s benefit under the Benefit Restoration Plan is equal to the difference between his benefit under the Pension Plan calculated without regard to such limitations less the benefit payable to him from the Pension Plan. Benefit Restoration Plan benefits are unfunded.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Pension Plan — (Continued)

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Corporation’s consolidated statement of condition and consolidated statement of operations.

Pension Plan:

December 31, 2006
(In thousands)

Change in benefit obligation
Benefit obligation as of November 7, 2006	$10,540
Interest cost	97
Benefits paid (including expenses)	(73)
Actuarial (gain)/ loss	(263)

Benefit obligation at end of year	$10,301

Change in plan assets
Fair value of plan assets as of November 7, 2006	$9,915
Actual return on plan assets	254
Benefits paid (including expenses)	(73)

Fair value of plan assets at end of year	$10,096

Funded status at end of year
Net amount recognized in statement of financial condition (after SFAS 158)	$(205)

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—
Liabilities	(205)

Net amount recognized in statement of financial condition (after SFAS 158)	$(205)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition (obligation) cost	$—
Prior service (cost) credit	—
Net (loss) gain	404

Accumulated other comprehensive (loss) income (AOCI)	404
Cumulative employer contributions in excess of net periodic benefit cost	(609)

Net amount recognized in statement of financial condition	$(205)

Change in Accumulated other comprehensive income due to application of SFAS 158
Additional minimum liability (before SFAS 158)	$—
Intangible assets offset (before SFAS 158)	—
AOCI (before SFAS 158)	—
Net increase (decrease) in AOCI due to SFAS 158	404
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$10,301

Accumulated benefit obligation	$10,301

Fair value of plan assets	$10,096

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Pension Plan — (Continued)
December 31, 2006
(In thousands)

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	5.84%
Rate of compensation increase	N/A
Expected Cash Flows
Expected return of assets to employer in next year	$—

Expected employer contribution for next fiscal year	$—

Expected benefit payments
Year ending December 31, 2007	$490,616
Year ending December 31, 2008	531,713
Year ending December 31, 2009	536,653
Year ending December 31, 2010	550,656
Year ending December 31, 2011	574,716
Next five years	3,264,616
Components of Pension Plan net periodic benefit cost:
Components of net periodic benefit cost (11/7/06 — 12/31/06)
Interest cost	97
Expected return on plan assets	(113)

Net periodic benefit cost	$(16)

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.65%
Expected long-term return on plan assets	7.00%
Rate of compensation increase	$ N/A

The long-term expected rate of return for determining net periodic Pension Plan cost for the period ending 2006 (7.00%) was chosen by the Corporation from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

The Corporation’s Pension Plan weighted average asset allocations at December 31, 2006:

	Percentage of
	Pension Plan
	Assets at
	December 31,	Long-term
	2006	target	Range

Asset Category:
Cash and equivalents	3.0%	5.0%	1-15%
Equity securities	63.0	60.0	50-65
Debt securities	34.0	35.0	30-50

Total	100.0%	100.0%

The overall investment objective of the Pension Plan is to meet the long-term benefit obligations accrued under the Pension Plan through investment in a diversified mix of equity and fixed income securities. The investment portfolio will be diversified to comply with fiduciary standards set forth under ERISA.

Long-term asset allocation targets and ranges are based on historical risk and return characteristics of the capital markets, plan objective and plan investment time horizon. Shorter term asset allocation strategies, executed within the guidelines of the investment policy take into consideration plan liquidity needs and current and expected market conditions.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Pension Plan — (Continued)

The investment portfolio utilizes mutual funds to facilitate investment in each of the asset classes and sectors. The fixed income mutual funds currently utilized in the portfolio have objectives and exhibit characteristics in aggregate of intermediate and short-term maturity/duration securities. Certain individual issues within these funds will have a maturity/duration longer than what is typically considered short-term or intermediate. Over the long term, the fixed income portfolio would be expected to exhibit characteristics of the aggregate bond market.

Benefit Restoration Plan:

December 31, 2006
(In thousands)

Change in benefit obligation
Benefit obligation as of November 7, 2006	$2,802
Interest cost	26
Benefits paid (including expenses)	(10)
Actuarial (gain)/ loss	(47)

Benefit obligation at end of year	$2,771

Change in plan assets
Fair value of plan assets as of November 7, 2006	$—
Actual return on plan assets	—
Employer contribution	10
Benefits paid (including expenses)	(10)

Fair value of plan assets at end of year	$—

Funded status at end of year
Net amount recognized in statement of financial condition (after SFAS 158)	$(2,771)

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—
Current liabilities	(161)
Noncurrent liabilities	(2,610)

Net amount recognized in statement of financial position (after SFAS 158)	$(2,771)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition (obligation) cost	$—
Prior service (cost) credit	—
Net (loss) gain	47

Accumulated other comprehensive income (loss) (AOCI)	47
Cumulative employer contributions in excess of net periodic benefit cost	(2,818)

Net amount recognized in statement of financial condition	$(2,771)

Change in Accumulated other comprehensive income due to application of SFAS 158
Additional minimum liability (before SFAS 158)	$—
Intangible assets offset (before SFAS 158)	—
AOCI (before SFAS 158)	—
Net increase (decrease) in AOCI due to SFAS 158	47

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Pension Plan — (Continued)
December 31, 2006
(In thousands)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$2,771

Accumulated benefit obligation	$2,771

Fair value of plan assets	$—

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	5.84%
Rate of compensation increase	N/A
Components of Benefit Restoration Plan net periodic benefit cost:
Components of net periodic benefit cost (11/7/06 — 12/31/06)
Interest cost	26

Net periodic benefit cost	$26

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.65%
Expected long-term return on plan assets	N/A
Rate of compensation increase	N/A
Expected Cash Flows
Expected return of assets to employer in next year	$—
Expected employer contribution for next fiscal year	161,443
Expected benefit payments
Year ending December 31, 2007	$161,443
Year ending December 31, 2008	263,641
Year ending December 31, 2009	260,501
Year ending December 31, 2010	256,974
Year ending December 31, 2011	253,069
Next five years	1,191,436

21.	Other Noninterest Expense

Other noninterest expense consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Professional fees	$2,593	$2,745	$3,344
Directors fees	345	380	191
Insurance and assessments	1,898	2,344	2,410
Postage, stationery and supplies	1,251	997	1,013
Advertising	1,348	857	657
Foreclosure losses	210	796	967
Other operating expense	6,546	6,250	5,534

Total	$14,191	$14,369	$14,116

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Concentrations of Credit Risk

All of the Corporation’s loans, commitments and standby letters of credit have been granted to customers in the Corporation’s market areas. The concentrations of credit by type of loan or commitment are set forth in Notes 4 and 16, respectively.

The Corporation maintains cash balances and federal funds sold at several financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $100,000. At various times throughout the year, cash balances held at these institutions will exceed federally insured limits. Superior Bank’s management monitors these institutions on a quarterly basis in order to determine that the institutions meet “well-capitalized” guidelines as established by the FDIC.

23.	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except per share amounts):

	2006	2005	2004

Numerator:
Net income (loss)	$4,997	$(5,786)	$1,187
Less preferred dividends	—	(305)	(446)
Less conversion of preferred stock	—	(2,006)	—

For basic and diluted, net income (loss) applicable to common stockholders	$4,997	$(8,097)	$741

Denominator:
For basic, weighted average common shares outstanding	23,409	19,154	17,583
Effect of dilutive stock options	625	—	232

Average common shares outstanding, assuming dilution	24,034	19,154	17,815

Basic net income (loss) per common share	$0.21	$(.42)	$.04

Diluted net income (loss) per common share	$0.21	$(.42)	$.04

Basic net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on outstanding convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 620,301 shares of common stock and the weighted average effect of 382,192 shares of convertible preferred stock prior to conversion were not included in computing diluted net (loss) per share for the year ended December 31, 2005, and for the year ended December 31, 2004, the effect of 775,000 shares of convertible preferred stock was not included because their effects were anti-dilutive. No shares of convertible preferred stock remained outstanding at December 31, 2006 and 2005.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company

The condensed financial information (unaudited) for Superior Bancorp (Parent Company only) is presented as follows (in thousands):

	December 31,
	2006	2005
Statements of financial condition
Assets:
Cash	$1,318	$2,070
Investment in subsidiaries	308,061	127,361
Intangibles, net	214	214
Premises and equipment — net	6,713	7,763
Other assets	19,220	8,964

	$335,526	$146,372

Liabilities:
Accrued expenses and other liabilities	$9,888	$5,593
Notes payable	5,545	3,755
Subordinated debentures	44,006	31,959
Stockholders’ equity	276,087	105,065

	$335,526	$146,372

	Year Ended December 31,
	2006	2005	2004
Statements of operations
Income:
Dividends from subsidiaries	$1,750	$2,585	$2,576
Interest	100	15	13
Other income	431	852	3,397

	2,281	3,452	5,986
Expense:
Directors’ fees	276	270	74
Salaries and benefits	708	10,831	3,219
Occupancy expense	512	897	615
Interest expense	3,566	3,142	2,653
Other	886	2,257	937

	5,948	17,397	7,498

Loss before income taxes and equity in undistributed earnings of subsidiaries	(3,667)	(13,945)	(1,512)
Income tax benefit	1,409	6,445	1,822

(Loss) income before equity in undistributed earnings of subsidiaries	(2,258)	(7,500)	310
Equity in undistributed earnings of subsidiaries	7,255	1,714	877

Net income (loss)	$4,997	$(5,786)	$1,187

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. Parent Company — (Continued)
	Year Ended December 31,
	2006	2005	2004
Statements of cash flows
Operating activities
Net income (loss)	$4,997	$(5,786)	$1,187
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization and depreciation expense	245	257	213
Equity in undistributed earnings of subsidiaries	(7,255)	(1,714)	(877)
Other increase (decrease)	1,392	(868)	(2,276)

Net cash used by operating activities	(621)	(8,111)	(1,753)
Investing activities
Proceeds from sale of premises and equipment	947	19	—
Purchases of premises and equipment	(5)	—	(2,117)
Net cash paid in business combinations	(3,855)	—	—

Net cash used in investing activities	(2,913)	19	(2,117)
Financing activities
Proceeds from issuance of common stock	992	10,542	203
Proceeds from note payable	2,000	—	2,250
Principal payment on note payable	(210)	(210)	(210)
Cash dividends paid	—	(305)	(447)

Net cash provided by financing activities	2,782	10,027	1,796
Net (decrease) increase in cash	(752)	1,935	(2,074)
Cash at beginning of year	2,070	135	2,209

Cash at end of year	$1,318	$2,070	$135

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Selected Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for each quarter of 2006 and 2005 follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Total interest income	$21,649	$23,608	$27,458	$36,062
Total interest expense	11,645	13,195	16,543	20,000
Net interest income	10,004	10,413	10,915	16,062
Provision for loan losses	600	700	550	650
Securities (losses) gains	—	—	—	—
Changes in fair value of derivatives	70	(33)	6	331
Income before income taxes	1,100	1,880	979	2,961
Net income	850	1,274	813	2,060
Basic net income per common share	0.04	0.06	0.04	0.07
Diluted net income per common share	0.04	0.06	0.04	0.06

2005
Total interest income	$18,186	$18,957	$19,479	$20,658
Total interest expense	8,579	9,108	10,005	10,563
Net interest income	9,607	9,849	9,474	10,095
Provision for loan losses	750	1,500	500	750
Securities (losses) gains	(909)	(68)	—	29
Changes in fair value of derivatives	(230)	933	(863)	(165)
(Loss) income before income taxes	(13,218)	1,560	(127)	1,387
Net (loss) income	(8,161)	1,148	137	1,090
Basic net (loss) income per common share	(.44)	(.06)	.01	.06
Diluted net (loss) income per common share	(.44)	(.06)	.01	.05

26.	Segment Reporting

The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the Tampa Bay area and panhandle of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Segment Reporting — (Continued)

reportable segment are the same as those discussed in Note 1. All costs have been allocated to the reportable segments. Therefore, combined segment amounts agree to the consolidated totals.

	Alabama	Florida
	Region	Region	Combined
	(In Thousands)

2006
Net interest income	$31,736	$15,658	$47,394
Provision for loan losses	280	2,220	2,500
Noninterest income	10,723	1,088	11,811
Noninterest expense(2)	43,000	6,785	49,785
Income tax (benefit) expense	(1,307)	3,230	1,923
Net (loss) income	(1,734)	6,731	4,997
Total assets	1,897,611	543,379	2,440,990
2005
Net interest income	$27,272	$11,753	$39,025
Provision for loan losses	3,455	45	3,500
Noninterest income(1)	13,426	1,271	14,697
Noninterest expense(2)(3)	56,462	4,158	60,620
Income tax (benefit) expense	(7,144)	2,532	(4,612)
Net (loss) income	(12,075)	6,289	(5,786)
Total assets	1,112,700	302,769	1,415,469
2004
Net interest income	$27,362	$10,675	$38,037
Provision for loan losses	3,223	(2,248)	975
Noninterest income	9,922	1,344	11,266
Noninterest expense(2)	40,876	7,061	47,937
Income tax expense (benefit)	(3,739)	2,943	(796)
Net income (loss)	(3,076)	4,263	1,187
Total assets	1,160,747	262,381	1,423,128

(1)	Alabama Region includes proceeds from insurance settlement of $5,114,000.

(2)	Noninterest expense for the Alabama Region includes all expenses for the holding company and other administrative expenses, which have not been prorated to the Florida region.

(3)	Alabama Region includes management separation costs of $15,467,000.

27.	Preferred Stock

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

28.	Management Separation Costs and Insurance Settlement

On July 21, 2005, the Corporation announced that it had bought out the employment contracts of its Chief Financial Officer and its General Counsel, effective June 30, 2005. Under these agreements, in lieu of the payments to which they would have been entitled under their employment agreements, the Corporation paid a total of

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Management Separation Costs and Insurance Settlement — (Continued)

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

Under the agreement with Mr. Taylor, in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor $3,940,155 on January 24, 2005 and $3,152,124 in December 2005, and $784,541 in December 2006. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, the transfer of a “key man” life insurance policy to Mr. Taylor, and the maintenance of such policy by the Corporation for five years (with the cost of maintaining such policy included in the above amounts), in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor is absolute and will survive the death or disability of Mr. Taylor.

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

In connection with the above described management separation transactions, the Corporation recognized pre-tax expenses of $15,467,000 for the year ended December 31, 2005. At December 31, 2006 and 2005, the Corporation had $416,000 and $1,164,000, respectively of accrued liabilities related to these agreements.

29.	Subsequent Event

On January 18, 2007, the Corporation announced that it had signed a definitive agreement to merge with People’s Community Bancshares, Inc. (“People’s”). People’s is the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. Under the terms of the merger agreement, the Corporation will issue 2.9036 shares of the Corporation’s common stock for each share of People’s stock or approximately 6,650,000 shares. Based on recent closing prices per share for the Corporation’s common stock, the transaction would be valued at approximately $77.1 million. The actual value at consummation will be based on the Corporation’s share price at that time. Completion of the merger is subject to approval by the stockholders of People’s, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls And Procedures

Officer Certifications

Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Accounting Officer, who is currently our principal financial officer (“PFO”). The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information required to be disclosed in our Exchange Act reports is made known to the officers who certify our financial reports and to other members of our senior management and our Board of Directors.

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2006. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

During 2006, we acquired Kensington and Community as described in Note 2 to the consolidated financial statements. Management has excluded these businesses from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. These businesses represented approximately 40% of our consolidated total assets as of December 31, 2006, and approximately 8% percent of our consolidated net interest income for the year then ended.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Carr, Riggs & Ingram, LLC, an independent registered public accounting firm, as stated in its report, which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Superior Bancorp

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Superior Bancorp (formerly, The Banc Corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of the effectiveness of internal control over financial reporting did not include an assessment of the internal controls over financial reporting of Kensington Bankshares, Inc. and Community Bancshares, Inc., the financial statements of which are included in the 2006 consolidated financial statements of Superior Bancorp and subsidiaries and constituted approximately 40 percent of the Company’s consolidated total assets as of December 31, 2006, and approximately 8 percent of the Company’s consolidated net interest income for the year then ended. Our audit of internal control over financial reporting of Superior Bancorp and subsidiaries also did not include an evaluation of the internal control over financial reporting of Kensington Bankshares, Inc. and Community Bancshares, Inc.

In our opinion, management’s assessment that Superior Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Superior Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Superior Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion.

/s/  Carr, Riggs & Ingram, LLC

Dothan, Alabama
March 16, 2007

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.	Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accounting Fees and Services.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Nominees for Director,” “Executive Officers,” “Certain Information Concerning the Board of Directors and Its Committees,” “Stockholder Communications with the Board,” “Director Compensation,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation and Other Information,” “Certain Transactions and Relationships” and “Relationship with Independent Public Accountants” included in our definitive proxy statement to be filed no later than April 30, 2007, in connection with our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Schedules.

(l)	The consolidated financial statements of Superior Bancorp and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

(2)	All schedules to the consolidated financial statements of Superior Bancorp and its subsidiaries have been omitted because they are not required under the related instructions or are inapplicable, or because the required information has been provided in the consolidated financial statements or the notes thereto.

(b) Exhibits.

The exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as indicated below. Prior to May 2006, Superior Bancorp was named “The Banc Corporation”. Many of the following exhibits accordingly reference “The Banc Corporation”.

(3)-l	Restated Certificate of Incorporation of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated May 18, 2006, is hereby incorporated herein by reference.
(3)-2	Bylaws of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated October 1, 2006, is hereby incorporated herein by reference.
(4)-1	Amended and Restated Declaration of Trust, dated as of September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, The Banc Corporation, as Sponsor, David R. Carter and James A. Taylor, Jr., as Administrators, filed as Exhibit(4)-l to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.

(4)-2	Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit(4)-2 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-3	Indenture, dated as of September 7, 2000, by and among The Banc Corporation as issuer and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, filed as Exhibit(4)-3 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-4	Placement Agreement, dated as of August 31, 2000, by and among The Banc Corporation, TBC Capital Statutory Trust II, Keefe Bruyette & Woods, Inc., and First Tennessee Capital Markets, filed as Exhibit(4)-4 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-5	Amended and Restated Declaration of Trust, dated as of July 16, 2001, by and among The Banc Corporation, The Bank of New York, David R. Carter, and James A. Taylor, Jr. filed as Exhibit(4)-5 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-6	Guarantee Agreement, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit(4)-6 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-7	Indenture, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit(4)-7 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-8	Placement Agreement, dated as of June 28, 2001, among TBC Capital Statutory Trust III, and The Banc Corporation and Sandler O’Neill & Partners, L.P. filed as Exhibit(4)-8 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-9	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 4.4 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-10	Amended and Restated Declaration of Trust, dated March 23, 2000, by and among The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I filed as Exhibit 10.1 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-11	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 10.2 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-12	Stock Purchase Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-1 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-13	Registration Rights Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-2 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-1	Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, filed as Exhibit (10)-1 to The Banc Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is hereby incorporated herein by reference.
(10)-2	Commerce Bank of Alabama Incentive Stock Compensation Plan, filed as Exhibit(4)-3 to The Banc Corporation’s Registration Statement on Form S-8, dated February 22, 1999 (Registration No. 333-72747), is hereby incorporated herein by reference.
(10)-3	Employment Agreement by and between The Banc Corporation and James A. Taylor, filed as Exhibit (10)-1 to The Banc Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 is hereby incorporated herein by reference.
(10)-4	Deferred Compensation Agreement by and between The Banc Corporation and James A. Taylor, filed as Exhibit (10)-2 to The Banc Corporation’s Registration Statement on Form S-l (Registration No. 333-67011), is hereby incorporated herein by reference.

(10)-5	Form of Deferred Compensation Agreement by and between The Banc Corporation and the individuals listed on Schedule A attached thereto filed as Exhibit (10)-11 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
(10)-6	Form of Deferred Compensation Agreement by and between Superior Bank and the individuals listed on Schedule A attached thereto filed as Exhibit (10)-11 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
(10)-7	Agreement dated as of June 30, 2005, by and between The Banc Corporation and David R. Carter, filed as Exhibit 10-3 to The Banc Corporation’s Current Report on Form 10-K dated July 21, 2005, is hereby incorporated herein by reference.
(10)-8	Agreement, dated as of June 30, 2005, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed as Exhibit 10-4 to The Banc Corporation’s Current Report on Form 8-K dated July 21, 2005, is hereby incorporated herein by reference.
(10)-9	Agreement, dated January 24, 2005, between The Banc Corporation and James A. Taylor, Sr., filed as Exhibit 10-3 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-10	Agreement, dated January 24, 2005, between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit 10-4 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-11	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Stanley Bailey, filed as Exhibit 10-5 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-12	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Marvin Scott, filed as Exhibit 10-6 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-13	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and Rick D. Gardner, filed as Exhibit 10-7 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-14	Agreement and Plan of Merger between Kensington Bankshares, Inc. and The Banc Corporation, dated March 6, 2006, filed as Exhibit 10 to The Banc Corporation’s Current Report on Form 8-K dated March 6, 2006, is hereby incorporated herein by reference.
(10)-15	Agreement and Plan of Merger between Community Bancshares, Inc. and The Banc Corporation, dated April 29, 2006, filed as Exhibit 2.01 to The Banc Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is hereby incorporated herein by reference.
(10)-16	Agreement and Plan of Merger between People’s Community Bancshares, Inc. and Superior Bancorp, dated January 18, 2007, filed as Exhibit 10 to Superior Bancorp’s Current Report on Form 8-K dated January 18, 2007, is hereby incorporated herein by reference.
(10)-17	Change in Control Agreement between The Banc Corporation and James C. Gossett dated April 1, 2002.
(10)-28	Agreement between Superior Bank and William H. Caughran, dated August 31, 2006, filed as Exhibit 10.4 to Amendment No. 1 to Superior Bancorp’s Registration Statement on Form S-4 (Registration No. 333-136419) is hereby incorporated herein by reference.
(21)	Subsidiaries of Superior Bancorp.
(23)	Consent of Carr, Riggs & Ingram, LLC
(31)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).
(32)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(c) Financial Statement Schedules.

The Financial Statement Schedules required to be filed with this Annual Report on Form 10-K are listed under “Financial Statement Schedules” in Part IV, Item 15(a)(2) of this Annual Report on Form 10-K, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR BANCORP

By	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

March 16, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and James C. Gossett, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation’s 2006 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Stanley Bailey C. Stanley Bailey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2007

/s/ James C. Gossett James C. Gossett	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Roger Barker Roger Barker	Director	March 16, 2007

/s/ Glynn C. Debter Glynn C. Debter	Director	March 16, 2007

/s/ K. Earl Durden K. Earl Durden	Director	March 16, 2007

/s/ Rick D. Gardner Rick D. Gardner	Director	March 16, 2007

/s/ Roy B. Jackson Roy B. Jackson	Director	March 16, 2007

/s/ Thomas E. Jernigan, Jr. Thomas E. Jernigan, Jr.	Director	March 16, 2007

/s/ James Mailon Kent, Jr. James Mailon Kent, Jr.	Director	March 16, 2007

Signature	Title	Date

/s/ James M. Link James M. Link	Director	March 16, 2007

/s/ D. Dewey Mitchell D. Dewey Mitchell	Director	March 16, 2007

/s/ Barry Morton Barry Morton	Director	March 16, 2007

/s/ Robert R. Parrish, Jr. Robert R. Parrish, Jr.	Director	March 16, 2007

/s/ C. Marvin Scott C. Marvin Scott	Director	March 16, 2007

/s/ Michael E. Stephens Michael E. Stephens	Director	March 16, 2007

/s/ James C. White, Sr. James C. White, Sr.	Director	March 16, 2007