Form 10-Q
period 2007-03-31
SUPERIOR BANCORP
filed 2007-05-10
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2007

Common stock, $.001 par value	34,658,368

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
Cash and due from banks	$47,339	$49,783
Interest-bearing deposits in other banks	12,447	10,994
Federal funds sold	14,889	25,185
Investment securities available for sale	342,837	354,716
Tax lien certificates	12,188	16,313
Mortgage loans held for sale	28,059	24,433
Loans, net of unearned income	1,675,317	1,639,528
Less: Allowance for loan losses	(18,977)	(18,892)

Net loans	1,656,340	1,620,636

Premises and equipment, net	95,689	94,626
Accrued interest receivable	13,440	14,387
Stock in FHLB	13,383	12,382
Cash surrender value of life insurance	40,895	40,598
Goodwill and other intangibles	128,743	129,520
Other assets	45,561	47,417

TOTAL ASSETS	$2,451,810	$2,440,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$189,729	$191,323
Interest-bearing	1,670,964	1,679,518

TOTAL DEPOSITS	1,860,693	1,870,841
Advances from FHLB	200,840	187,840
Security repurchase agreements	23,022	23,415
Notes payable	5,993	5,545
Junior subordinated debentures owed to unconsolidated subsidiary trusts	43,859	44,006
Capital lease obligation	3,785	3,798
Accrued expenses and other liabilities	35,087	29,458

TOTAL LIABILITIES	2,173,279	2,164,903
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 50,000,000 shares; shares issued 34,739,044 and 34,732,345, respectively; outstanding 34,658,368 and 34,651,669, respectively	35	35
Surplus	253,994	253,815
Retained earnings	28,234	26,491
Accumulated other comprehensive loss	(1,024)	(1,452)
Treasury stock, at cost	(716)	(716)
Unearned ESOP stock	(1,992)	(2,086)

TOTAL STOCKHOLDERS’ EQUITY	278,531	276,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,451,810	$2,440,990

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$34,312	$18,418
Interest on taxable securities	4,439	2,760
Interest on tax-exempt securities	129	78
Interest on federal funds sold	127	35
Interest and dividends on other investments	737	358

Total interest income	39,744	21,649
INTEREST EXPENSE
Interest on deposits	17,468	8,413
Interest on other borrowed funds	3,249	2,471
Interest on subordinated debentures	993	761

Total interest expense	21,710	11,645

NET INTEREST INCOME	18,034	10,004
Provision for loan losses	705	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,329	9,404
NONINTEREST INCOME
Service charges and fees on deposits	1,786	1,031
Mortgage banking income	950	531
Investment securities gains	243	—
Change in fair value of derivatives	(152)	70
Increase in cash surrender value of life insurance	448	420
Other income	811	450

TOTAL NONINTEREST INCOME	4,086	2,502
NONINTEREST EXPENSES
Salaries and employee benefits	10,098	5,869
Occupancy, furniture and equipment expense	3,127	1,847
Amortization of intangibles	304	72
Merger-related costs	319	—
Other operating expenses	4,178	3,018

TOTAL NONINTEREST EXPENSES	18,026	10,806

Income before income taxes	3,389	1,100
INCOME TAX EXPENSE	1,091	250

NET INCOME	$2,298	$850

BASIC NET INCOME PER COMMON SHARE	$0.07	$0.04

DILUTED NET INCOME PER COMMON SHARE	$0.07	$0.04

Weighted average common shares outstanding	34,438	20,015
Weighted average common shares outstanding, assuming dilution	35,038	20,673
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	THREE MONTHS ENDED
	March 31,
	2007	2006
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(3,142)	$6,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other banks	(1,453)	1,104
Net decrease (increase) in federal funds sold	10,296	(4,905)
Proceeds from sales of securities available for sale	2,400	—
Proceeds from maturities of investment securities available for sale	16,253	3,193
Purchases of investment securities available for sale	(6,326)	(877)
Redemptions of tax lien certificates	4,125	—
Net increase in loans	(24,840)	(26,323)
Purchases of premises and equipment	(2,099)	(1,145)
Proceeds from sale of repossessed assets	750	—
Increase in stock in FHLB	(1,001)	—
Other investing activities, net	(230)	(192)

Net cash used by investing activities	(2,125)	(29,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(10,232)	34,157
Net increase (decrease) in FHLB advances and other borrowed funds	12,607	(17,400)
Proceeds from note payable	5,250	—
Payments made on notes payable	(4,802)	(52)
Proceeds from sale of common stock	—	721

Net cash provided by financing activities	2,823	17,426

Net decrease in cash and due from banks	(2,444)	(5,676)
Cash and due from banks at beginning of period	49,783	35,088

CASH AND DUE FROM BANKS AT END OF PERIOD	$47,339	$29,412

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The condensed statement of financial condition at December 31, 2006, which has been derived from the financial statements audited by Carr, Riggs & Ingram, LLC, independent public accountants, as indicated in their report, dated March 16, 2007, included in the Corporation’s Annual Report on Form 10-K, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Note 2 — Recent Accounting Pronouncements
FASB Interpretation No. 48
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. See Note 7 for other disclosures related to income taxes.
The Corporation adopted FIN 48 on January 1, 2007. As a result, the Corporation recognized a charge of approximately $554,000 to its January 1, 2007 retained earnings balance. As of the adoption date, the Corporation had unrecognized tax benefits of $459,000 all of which, if recognized, would affect the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of approximately $145,000. Accrued interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if incurred, will be recognized in income tax expense as well.
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to Alabama and Florida income tax. The Corporation has concluded all U.S. federal income tax matters for years through 2002, including acquisitions.
All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the quarter ended March 31, 2007.
Statement of Financial Accounting Standards No. 157
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation will adopt SFAS 157 on January 1, 2008 and is assessing the impact of the adoption of this statement.
Statement of Financial Accounting Standards No. 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 would allow the Corporation an irrevocable election to measure certain related financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating this statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.
Note 3 — Acquisitions
The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. of Tampa, Florida (“Kensington”) on August 31, 2006 in exchange for 6,226,722 shares of the Corporation’s common stock valued at approximately $71,200,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, totaled $71,372,000. As a result of the acquisition, the Corporation now operates the 12 banking locations formerly operated by Kensington in the Tampa Bay area of Florida. This area is the Corporation’s largest market and has a higher projected population growth than any of its other banking markets.
The Corporation completed the acquisition of 100% of the outstanding stock of Community Bancshares, Inc. (“Community”) of Blountsville, Alabama on November 7, 2006 in exchange for 8,072,179 shares of the Corporation’s common stock valued at approximately $91,848,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, totaled $97,200,000. As a result of the acquisition, the Corporation added 18 banking locations and 15 consumer finance company locations in the State of Alabama.
Pro Forma Results of Operations
The results of operations of Kensington and Community subsequent to the acquisition date are included in the Corporation’s consolidated statements of operations. The following pro forma information for the period ended March 31, 2006 reflects the Corporation’s estimated consolidated results of operations as if the acquisitions of Kensington and Community had occurred at January 1, 2006, unadjusted for potential cost savings.

(Dollars in thousands, except per share data)	2006
Net interest income and noninterest income after provision for loan losses	$21,141
Net income	2,329
Earnings per common share — basic	$0.07
Earnings per common share — diluted	$0.07
Pending Acquisitions
On January 18, 2007, the Corporation announced that it had signed a definitive agreement to merge with People’s Community Bancshares, Inc. (“People’s”). People’s is the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. Under the terms of the merger agreement, the Corporation will issue 2.9036 shares of common stock for each share of People’s stock, or approximately 6,650,000 shares. The merger is currently expected to occur in the third quarter of 2007. Completion of the merger is subject to approval by the stockholders of People’s, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

Note 4 — Segment Reporting
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations located in the panhandle and Tampa Bay regions of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.
The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2006. All costs have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

	Alabama	Florida
	Region	Region	Combined
Three months ended March 31, 2007
Net interest income	$13,385	$4,649	$18,034
Provision for loan losses	641	64	705
Noninterest income	3,774	312	4,086
Noninterest expense (1)	15,049	2,977	18,026
Income tax expense	477	614	1,091
Net income	348	1,950	2,298
Total assets	1,926,823	524,987	2,451,810
Three months ended March 31, 2006
Net interest income	$6,360	$3,644	$10,004
Provision for loan losses	789	(189)	600
Noninterest income	2,256	246	2,502
Noninterest expense (1)	9,714	1,092	10,806
Income tax (benefit) expense	(706)	956	250
Net (loss) income	(1,181)	2,031	850
Total assets	1,129,776	302,191	1,431,967

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company and all administrative expenses of the bank, which have not been prorated to the Florida region.

Note 5 — Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
For basic and diluted, net income	$2,298	$850

Denominator:
For basic, weighted average common shares outstanding	34,438	20,015
Effect of dilutive stock options and restricted stock	600	658

Average diluted common shares outstanding	35,038	20,673

Basic net income per common share	$.07	$.04

Diluted net income per common share	$.07	$.04

Note 6 — Comprehensive Income (Loss)
Total comprehensive income (loss) was $2,726,000 for the three-month period ended March 31, 2007 and $(111,000) for the three-month period ended March 31, 2006. Total comprehensive income (loss) consists of net income  and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.
Note 7 — Income Taxes
The difference between the effective tax rate and the federal statutory rate in 2007 and 2006 is primarily due to certain tax-exempt income. See Note 2 regarding the adoption of FIN 48.
Note 8 — Stockholders’ Equity
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
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U. S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the three-month period ended March 31, 2007:

Risk-free interest rate	4.47%
Volatility factor	29.34%
Expected term (in years)	5.00
Dividend yield	0.00%
A summary of stock option activity as of March 31, 2007 and changes during the three-month period then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, beginning of period	3,042,597	$8.07
Granted	21,096	11.22

Under option, end of period	3,063,693	$8.09	7.16	$8,276,398

Exercisable at end of period	2,861,097	$7.90	6.55	$8,324,363

Weighted-average fair value per option of options granted during the period	$3.83

The total intrinsic value of options exercised during the three-month period ended March 31, 2007 and 2006 was $-0- and $617,000, respectively. As of March 31, 2007, there was $519,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over an eighteen- to twenty- month period unless the shares vest earlier based on achievement of benchmark trading price levels. During the three-month periods ended March 31, 2007 and 2006, the Corporation recognized approximately $83,000 and $38,000, respectively, in compensation expense related to options granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our March 31, 2007 consolidated financial condition and results of operations for the three-month period ended March 31, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.
This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Developments
On January 18, 2007, we announced that we had signed a definitive agreement to merge with People’s Community Bancshares, Inc. (“People’s”). People’s is the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. Under the terms of the merger agreement, the Corporation will issue 2.9036 shares of the Corporation’s common stock for each share of People’s stock, or approximately 6.7 million shares. The merger is currently expected to occur in the third quarter of 2007. Completion of the merger is subject to approval by the stockholders of People’s, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.
Overview
Our principal subsidiary is Superior Bank, a federal savings bank headquartered in Birmingham, Alabama, which operates 60 banking offices in Alabama and Florida and 19 consumer finance company offices in Alabama.
Our total assets were $2.452 billion at March 31, 2007, an increase of $11 million, or 0.44%, from $2.441 billion as of December 31, 2006. Our total loans, net of unearned income, were $1.675 billion at March 31, 2007, an increase of $36 million, or 2.18%, from $1.639 billion as of December 31, 2006. Our total deposits were $1.861 billion at March 31, 2007, a decrease of $10 million, or .54%, from $1.871 billion as of December 31, 2006. Our total stockholders’ equity was $279 million at March 31, 2007, an increase of $3 million, or .89%, from $276 million as of December 31, 2006.
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
Results of Operations
Net income was $2.298 million for the three-month period ended March 31, 2007 (first quarter of 2007), compared to $850,000 for the three-month period ended March 31, 2006 (first quarter of 2006). Net income per common share was $.07 and $.04, respectively, for the first quarters of 2007 and 2006 based on weighted average common shares outstanding for the respective periods. Return on average assets (“ROA”), on an annualized basis, was .38% for the first quarter of 2007, compared to .24 % for the first quarter of 2006. Return on average stockholders’ equity (“ROE”), on an annualized basis, was 3.37 % for the first quarter of 2007, compared to 3.27% for the first quarter of 2006. Book value per share at March 31, 2007 was $8.04, compared to $7.97 at December 31, 2006. Tangible book value per share at March 31, 2007 was $4.32, compared to $4.23 at December 31, 2006.
For our banking subsidiary, Superior Bank, its ROA was .56% for the first quarter of 2007, compared to .47% for the first quarter of 2006, and its ROE was 4.34% for the first quarter of 2007, compared to 5.22% for the first quarter of 2006. Superior Bank’s return on tangible equity was 7.47% for the first quarter of 2007, compared to 5.77% for the first quarter of 2006.

The increase in our net income for the first quarter of 2007 compared to the first quarter of 2006 is primarily the result of an increase in net interest income and noninterest income offset by an increase in noninterest expenses. The increase in each of these components is primarily attributable to our acquisitions of Kensington and Community, which closed in the third and fourth quarters of 2006.
Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Net interest income increased $8.0 million, or 80.3%, to $18.0 million for the first quarter of 2007 compared to $10.0 million for the first quarter of 2006. Net interest income increased due to an $18.1 million increase in total interest income offset by a $10.1 million increase in total interest expense. The increase in total interest income is primarily due to an 85-basis point increase in the average interest rate on loans and a $671 million and $115 million increases in the average volumes of loans and investment securities, respectively. Increases in volumes are primarily related to the Kensington and Community acquisitions.
The increase in total interest expense is attributable to a 65-basis point increase in the average interest rate paid on interest-bearing liabilities and a $722 million increase in the volume of average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 4.56% for the first quarter of 2007, compared to 3.91% for the first quarter of 2006. Our net interest spread and net interest margin were 3.21% and 3.53%, respectively, for the first quarter of 2007, compared to 3.01% and 3.21% for the first quarter of 2006.
Average interest-earning assets for the first quarter of 2007 increased $807 million, or 63.5%, to $2.077 billion from $1.270 billion in the first quarter of 2006. Average interest-bearing liabilities increased by $722 million, or 59.7%, to $1.931 billion for the first quarter of 2007 from $1.209 billion for the first quarter of 2006. The ratio of average interest-earning assets to average interest-bearing liabilities was 107.6% and 105.1% for the first quarters of 2007 and 2006, respectively. Average interest-bearing assets produced a taxable equivalent yield of 7.77% for the first quarter of 2007, compared to 6.92% for the first quarter of 2006.
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

	Three Months Ended March 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,668,124	$34,312	8.34%	$996,773	$18,418	7.49%
Investment securities
Taxable	354,388	4,439	5.08	243,907	2,760	4.59
Tax-exempt (2)	12,716	195	6.19	8,452	118	5.67

Total investment securities	367,104	4,634	5.12	252,359	2,878	4.63
Federal funds sold	8,888	127	5.79	3,005	35	4.72
Other investments	33,293	737	8.99	18,309	358	7.93

Total interest-earning assets	2,077,409	39,810	7.77	1,270,446	21,689	6.92
Noninterest-earning assets:
Cash and due from banks	41,919			28,607
Premises and equipment	95,022			56,229
Accrued interest and other assets	226,966			76,835
Allowance for loan losses	(18,898)			(12,105)

Total assets	$2,422,418			$1,420,012

	Three Months Ended March 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$513,074	$4,502	3.56%	$328,886	$2,150	2.65%
Savings deposits	43,410	105	0.98	21,068	8	0.15
Time deposits	1.089,686	12,861	4.79	615,253	6,255	4.12
Other borrowings	241,316	3,249	5.46	211,993	2,471	4.73
Subordinated debentures	43,918	993	9.17	31,959	761	9.66

Total interest — bearing liabilities	1,931,404	21,710	4.56	1,209,159	11,645	3.91
Noninterest-bearing liabilities:
Demand deposits	182,453			91,027
Accrued interest and other liabilities	31,837			14,466
Stockholders’ equity	276,725			105,359

Total liabilities and stockholders’ equity	$2,422,419			$1,420,011

Net interest income/net interest spread		18,100	3.21%		10,044	3.01%

Net yield on earning assets			3.53%			3.21%

Taxable equivalent adjustment:
Investment securities (2)		66			40

Net interest income		$18,034			$10,004

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.
The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, (1)
	2007 vs. 2006
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$15,894	$2,292	$13,602
Interest on securities:
Taxable	1,679	320	1,359
Tax-exempt	76	12	64
Interest on federal funds	92	10	82
Interest on other investments	380	53	327

Total interest income	18,121	2,687	15,434

Expense from interest-bearing liabilities:
Interest on demand deposits	2,352	894	1,458
Interest on savings deposits	97	81	16
Interest on time deposits	6,606	1,151	5,455
Interest on other borrowings	778	410	368
Interest on subordinated debentures	232	(40)	272

Total interest expense	10,065	2,496	7,569

Net interest income on a taxable equivalent basis	$8,056	$191	$7,865

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $1.6 million, or 63.3%, to $4.1 million for the first quarter of 2007 from $2.5 million for the first quarter of 2006. Noninterest income for the three-month periods ended March 31, 2007 and 2006 consisted of the following:

	Three-Month Period Ended March 31,
	2007	2006	% Change
Service charges and fees on deposits	$1,786	$1,031	73.2%
Mortgage banking income	950	531	78.9
Investment securities gains	243	—	—
Change in fair value of derivatives	(152)	70	(317.1)
Increase in cash surrender value of life insurance	448	420	6.7
Other income	811	450	80.2

Total noninterest income	$4,086	$2,502	63.3%

Service charges and fees on deposits increased primarily due to the Kensington and Community acquisitions. Mortgage banking income increased due to higher production levels.
Noninterest expenses. Noninterest expenses increased $7.2 million, or 66.8%, to $18.0 million for the first quarter of 2007 from $10.8 million for the first quarter of 2006. This increase is primarily due to increased salaries and benefits and occupancy and equipment expenses due to the acquisitions of Kensington and Community. Salaries and benefits increased $4.2 million, or 72.0% to $10.1 million for the first quarter of 2007 from $5.9 million for the first quarter of 2006. Occupancy, furniture and equipment expenses increased $1.3 million, or 69.3% to $3.1 million for the first quarter of 2007 from $1.8 million for the first quarter of 2006.
Income tax expense. We recognized income tax expense of $1.1 million for the first quarter of 2007, compared to a $250,000 for the first quarter of 2006. The difference in the effective tax rate and the federal statutory rate of 34% for the first quarters of 2007 and 2006 is due primarily to certain tax-exempt income from investments and insurance policies. We adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is included in Note 2 to the Condensed Consolidated Financial Statements.
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
The provision for loan losses was $705,000 for the first quarter of 2007, an increase of $105,000, or 17.5%, from $600,000 in the first quarter of 2006. This increase is primarily related to loan growth. During the first quarter of 2007, we had net charged-off loans totaling $620,000, compared to net charged-off loans of $612,000 in the first quarter of 2006. The annualized ratio of net charged-off loans to average loans was .15% for the first quarter of 2007 compared to .25% for the first quarter of 2006 and .20% for the year ended December 31, 2006. The allowance for loan losses totaled $19.0 million, or 1.13% of loans, net of unearned income, at March 31, 2007, compared to $18.9 million, or 1.15% of loans, net of unearned income, at December 31, 2006. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

Financial Condition
Total assets were $2.452 billion at March 31, 2007, an increase of $11 million, or .44%, from $2.441 billion as of December 31, 2006. Average total assets for the first quarter of 2007 were $2.422 billion, which was supported by average total liabilities of $2.146 billion and average total stockholders’ equity of $276 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $11.3 million, or 13.1%, to $74.7 million at March 31, 2007 from $86.0 million at December 31, 2006. At March 31, 2007, short-term liquid assets were 3.0% of total assets, compared to 3.5% at December 31, 2006. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.
Investment Securities. Total investment securities decreased $11.9 million, or 3.3%, to $342.8 million at March 31, 2007, from $354.7 million at December 31, 2006. Average investment securities totaled $367.1 million for the first quarter of 2007 compared to $252.4 million for the first quarter of 2006. Investment securities, were 16.3% of interest-earning assets at March 31, 2007, compared to 17.0% at December 31, 2006. The investment portfolio produced an average taxable-equivalent yield of 5.12% for the first quarter of 2007, compared to 4.63% for the first quarter of 2006.
The following table sets forth the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	March 31,	December 31,	Percent
	2007	2006	Change
		(Dollars in thousands)
U.S. agencies	$104,566	$111,852	(6.51)%
State and political subdivisions	13,344	12,942	3.10
Mortgage-backed securities	181,720	184,453	(1.48)
Corporate debt and other securities	43,207	45,469	(4.97)

Total investment securities	$342,837	$354,716	(3.34)%

Loans. Loans, net of unearned income, totaled $1.675 billion at March 31, 2007, an increase of 2.2%, or $35 million, from $1.640 billion at December 31, 2006. Mortgage loans held for sale totaled $28.1 million at March 31, 2007, an increase of $3.7 million from $24.4 million at December 31, 2006. Average loans, including mortgage loans held for sale, totaled $1.668 billion for the first quarter of 2007 compared to $997 million for the first quarter of 2006. Loans, net of unearned income, were 79.8% of interest-earning assets at March 31, 2007, compared to 78.7% at December 31, 2006. The loan portfolio produced an average yield of 8.34% for the first quarter of 2007, compared to 7.49% for the first quarter of 2006.

The following table details the distribution of the loan portfolio by category as of March 31, 2007 and December 31, 2006:
Distribution of Loans by Category
(Dollars in thousands)

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$155,854	9.30%	$172,872	10.53%
Real estate — construction and land development	580,047	34.60	547,772	33.37
Real estate — mortgage
Single-family	470,697	28.07	456,341	27.80
Commercial	372,474	22.20	362,542	22.09
Other	44,781	2.67	46,895	2.86
Consumer	51,558	3.08	54,462	3.32
Other	1,180	.08	438	.03

Total loans	1,676,591	100.0%	1,641,322	100.0%

Unearned income	(1,274)		(1,794)
Allowance for loan losses	(18,977)		(18,892)

Net loans	$1,656,340		$1,620,636

Deposits. Noninterest-bearing deposits totaled $189.7 million at March 31, 2007, a decrease of .8%, or $1.6 million, from $191.3 million at December 31, 2006. Noninterest-bearing deposits were 10.2% of total deposits at March 31, 2007 and December 31, 2006. Of total noninterest-bearing deposits, $144.6 million, or 76.2%, were in the Alabama branches, while $45.1 million, or 23.8%, were in the Florida branches.
Interest-bearing deposits totaled $1.671 billion at March 31, 2007, a decrease of 0.5%, or $9 million, from $1.680 billion at December 31, 2006. Interest-bearing deposits averaged $1.646 billion for the first quarter of 2007 compared to $965 million for the quarter of 2006. The average rate paid on all interest-bearing deposits during the first quarter of 2007 was 4.29%, compared to 3.52% for the first quarter of 2006. Of total interest-bearing deposits, $1.200 billion, or 71.8%, were in the Alabama branches, while $471 million, or 28.2%, were in the Florida branches.
The following table sets forth the composition of our total deposit accounts at the dates indicated.
Total Deposits

	March 31,	December 31,	Percent
	2007	2006	Change
	(Dollars in thousands)
Noninterest-bearing demand	$189,729	$191,323	(0.83)%
Interest-bearing demand	512,327	552,887	(7.33)
Savings	43,651	42,717	2.18
Time deposits	1,114,986	1,083,914	2.86

Total deposits	$1,860,693	$1,870,841	(0.54)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $200.8 million at March 31, 2007 and $187.8 million at December 31, 2006. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average interest rate of approximately 5.31% at March 31, 2007. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
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

SUMMARY OF LOAN LOSS EXPERIENCE

	Three-Month
	Period Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$18,892	$12,011	$12,011
Allowance of acquired banks	—	—	6,697
Charge-offs:
Commercial and industrial	110	281	1,450
Real estate — construction and land development	—	43	378
Real estate — mortgage
Single-family	260	275	625
Commercial	14	14	416
Other	202	11	15
Consumer	400	220	860
Other	—	—	2

Total charge-offs	986	844	3,746
Recoveries:
Commercial and industrial	170	81	465
Real estate — construction and land development	7	1	126
Real estate — mortgage
Single-family	27	32	102
Commercial	18	24	363
Other	47	32	73
Consumer	97	62	301

Total recoveries	366	232	1,430

Net charge-offs	620	612	2,316
Provision for loan losses	705	600	2,500

Allowance for loan losses at end of period	$18,977	$11,999	$18,892

Loans at end of period, net of unearned income	$1,675,317	$989,576	$1,639,528
Average loans, net of unearned income	1,668,124	996,773	1,176,844
Ratio of ending allowance to ending loans	1.13%	1.21%	1.15%
Ratio of net charge-offs to average loans (1)	0.15%	0.25%	0.20%
Net charge-offs as a percentage of:
Provision for loan losses	87.94%	102.00%	92.64%
Allowance for loan losses (1)	13.25%	20.69%	12.26%
Allowance for loan losses as a percentage of nonperforming loans	221.18%	290.60%	219.88%

(1)	Annualized.
Over the past 18 months, we have realized significant improvements in overall asset quality. Nonperforming assets (NPA’s) as a percentage of total loans plus NPA’s has remained stable at .61% as of March 31, 2007, compared to .63% as of December 31, 2006 and 0.56% as of March 31, 2006. Net charge-offs to average loans improved to an annualized ratio of .15% for the first quarter of 2007, from .20% for the year ended December 31, 2006. With improvements in overall asset quality and recovery efforts, the provision for loan losses has remained relatively level. The provision for loan losses for the first quarter of 2007 increased 17.5%, or $105,000, from the provision for first quarter of 2006. This increase is primarily due to loan growth. The total required allowance for loan losses as a percentage of total loans decreased from 1.15% at December 31, 2006 to 1.13% at March 31, 2007.
Nonperforming Assets. NPA’s decreased $252,000, to $10.2 million as of March 31, 2007 from $10.4 million at December 31, 2006. As a percentage of net loans plus NPA’s, NPA’s decreased from 0.63% at December 31, 2006 to 0.61% at March 31, 2007. The following table represents our nonperforming assets for the dates indicated:
NONPERFORMING ASSETS

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual	$7,645	$7,773
Accruing loans 90 days or more delinquent	432	514
Restructured	503	305

Total nonperforming loans	8,580	8,592
Other real estate owned and repossessed assets	1,581	1,821

Total nonperforming assets	$10,161	$10,413

Nonperforming loans as a percentage of loans	0.51%	0.52%

Nonperforming assets as a percentage of loans plus nonperforming assets	0.61%	0.63%

Nonperforming assets as a percentage of total assets	0.41%	0.43%

Loans past due 30 days or more, net of non-accruals, remained low at .82% for March 31, 2007, compared to 1.15% at December 31, 2006.
The following is a summary of nonperforming loans by category for the dates shown:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial and industrial	$1,077	$704
Real estate — construction and land development	2,008	2,067
Real estate — mortgages
Single-family	2,436	2,805
Commercial	2,007	1,765
Other	477	688
Consumer	575	559
Other	—	4

Total nonperforming loans	$8,580	$8,592

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest which has been accrued on the loan during the current period but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued but unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.
Impaired Loans. At March 31, 2007, the recorded investment in impaired loans under SFAS 114 totaled $5.8 million, with approximately $1.3 million in allowance for loan losses specifically allocated to impaired loans. This represents a decrease of $1.1 million from $6.9 million at December 31, 2006. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2007:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$966	$451
Real estate — construction and land development	2,055	313
Real estate — mortgages
Commercial	2,262	414
Other	551	145

Total	$5,834	$1,323

Potential Problem Loans. In addition to nonperforming loans, management has identified $4.7 million in potential problem loans as of March 31, 2007, compared to $5.2 million as of December 31, 2006. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. The balance primarily consists of one relationship totaling $2.0 million in which the borrowers were experiencing cash-flow shortages; however, we believe the overall liquidity of the guarantors provides adequate strength to support the credit in the short term. We are working closely with the borrowers and will continue to monitor the borrowers’ cash-flow position.
Regulatory Capital. The table below represents our and our federal thrift subsidiary’s regulatory and minimum regulatory capital requirements at March 31, 2007 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$175,718	7.61%	$92,322	4.00%	$115,403	5.00%
Superior Bank	180,493	7.86	91,882	4.00	114,852	5.00
Total Capital (to Risk Weighted Assets)
Corporation	194,196	10.58	146,740	8.00	183,425	10.00%
Superior Bank	198,921	10.91	145,859	8.00	182,324	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	175,718	9.58	N/A	N/A	$110,055	6.00%
Superior Bank	180,493	9.90	N/A	N/A	109,394	6.00
Tangible Capital (to Adjusted Total Assets)
Superior Bank	180,493	7.86	34,456	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities used $3.1 million in funds in the first quarter of 2007, primarily due to an increase in mortgage loans held for sale and a decrease in accrued expenses and other operating liabilities. This compares to net funds provided of $6.0 million in the first quarter of 2006, primarily due to a decrease in mortgage loans held for sale of $3.6 million and net income, depreciation, and provision for loan losses of $850,000, $769,000, and $600,000, respectively.

Investing activities were a net user of funds in the first quarter of 2007, primarily due to an increase in loans offset by investment security maturities. Investing activities were a net user of funds in the first quarter of 2006 due to an increase in loans.
Financing activities were a net provider of funds in the first quarter of 2007, primarily as a result of an increase in FHLB advances offset by a decrease in deposits. Financing activities were a net provider of funds in the first quarter of 2006, as we increased our levels of brokered certificates of deposit while decreasing repurchase agreements and other borrowings.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes in our quantitative or qualitative disclosures about market risk as of March 31, 2007 from those presented in our annual report on Form 10-K for the year ended December 31, 2006.

The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2006, is hereby incorporated herein by reference.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2007. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part I, Item 2 above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibit:
10.1	Loan Agreement, dated January 26, 2007, between Superior Bancorp and U.S. Bank National Association.

10.2	Stock Pledge Agreement, dated January 26, 2007, given by Superior Bancorp in favor of U.S. Bank National Association.

31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.02	Certification of principal financial officer pursuant to 13a-14(a).

32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR BANCORP (Registrant)
Date: May 10, 2007	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: May 10, 2007	By:	/s/ Mark A. Tarnakow
Mark A. Tarnakow
Chief Financial Officer (Principal Financial and Accounting Officer)