Form 10-Q
period 2007-06-30
SUPERIOR BANCORP
filed 2007-08-09
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007

Common stock, $.001 par value	34,670,907

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
Cash and due from banks	$49,664	$49,783
Interest-bearing deposits in other banks	4,718	10,994
Federal funds sold	12,843	25,185
Investment securities available for sale	322,739	354,716
Tax lien certificates	18,457	16,313
Mortgage loans held for sale	23,213	24,433
Loans, net of unearned income	1,719,808	1,639,528
Less: Allowance for loan losses	(19,147)	(18,892)

Net loans	1,700,661	1,620,636

Premises and equipment, net	89,620	94,626
Accrued interest receivable	14,405	14,387
Stock in FHLB	12,798	12,382
Cash surrender value of life insurance	41,273	40,598
Goodwill and other intangibles	128,976	129,520
Other assets	50,926	47,417

TOTAL ASSETS	$2,470,293	$2,440,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$182,807	$191,323
Interest-bearing	1,701,998	1,679,518

TOTAL DEPOSITS	1,884,805	1,870,841
Advances from FHLB	187,840	187,840
Federal funds borrowed and security repurchase agreements	20,586	23,415
Notes payable	5,958	5,545
Junior subordinated debentures owed to unconsolidated subsidiary trusts	43,770	44,006
Capital lease obligation	3,772	3,798
Accrued expenses and other liabilities	44,609	29,458

TOTAL LIABILITIES	2,191,340	2,164,903
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 60,000,000 shares; shares issued 34,752,583 and 34,732,345, respectively; outstanding 34,670,907 and 34,651,669, respectively	35	35
Surplus	254,207	253,815
Retained earnings	30,205	26,491
Accumulated other comprehensive loss	(2,876)	(1,452)
Treasury stock, at cost	(716)	(716)
Unearned ESOP stock	(1,902)	(2,086)

TOTAL STOCKHOLDERS’ EQUITY	278,953	276,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,470,293	$2,440,990

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$34,986	$20,254	$69,297	$38,672
Interest on taxable securities	4,096	2,749	8,535	5,510
Interest on tax-exempt securities	138	90	266	167
Interest on federal funds sold	156	51	283	86
Interest and dividends on other investments	691	464	1,429	822

Total interest income	40,067	23,608	79,810	45,257
INTEREST EXPENSE
Interest on deposits	18,780	9,767	36,249	18,180
Interest on other borrowed funds	2,770	2,648	6,019	5,120
Interest on subordinated debentures	1,004	780	1,996	1,541

Total interest expense	22,554	13,195	44,264	24,841

NET INTEREST INCOME	17,513	10,413	35,546	20,416
Provision for loan losses	1,000	700	1,705	1,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,513	9,713	33,841	19,116
NONINTEREST INCOME
Service charges and fees on deposits	1,894	1,129	3,684	2,160
Mortgage banking income	1,132	708	2,082	1,238
Investment securities gains	—	—	242	—
Change in fair value of derivatives	118	(33)	(34)	37
Increase in cash surrender value of life insurance	452	359	900	780
Other income	942	664	1,750	1,114

TOTAL NONINTEREST INCOME	4,538	2,827	8,624	5,329
NONINTEREST EXPENSES
Salaries and employee benefits	10,168	5,798	20,236	11,666
Occupancy, furniture and equipment expense	2,995	1,739	6,142	3,586
Amortization of intangibles	304	—	609	—
Merger-related costs	107	51	426	72
Other expenses	4,484	3,072	8,670	6,141

TOTAL NONINTEREST EXPENSES	18,058	10,660	36,083	21,465

Income before income taxes	2,993	1,880	6,382	2,980
INCOME TAX EXPENSE	1,024	606	2,116	856

NET INCOME	$1,969	$1,274	$4,266	$2,124

BASIC NET INCOME PER COMMON SHARE	$0.06	$0.06	$0.12	$0.11

DILUTED NET INCOME PER COMMON SHARE	$0.06	$0.06	$0.12	$0.10

Weighted average common shares outstanding	34,452	20,129	34,445	20,073
Weighted average common shares outstanding, assuming dilution	34,940	20,757	34,989	20,716
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,518	$549

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	6,276	4,581
Net decrease (increase) in federal funds sold	12,342	(9,055)
Proceeds from sales of securities available for sale	2,400	—
Proceeds from maturities of investment securities available for sale	45,040	7,412
Purchases of investment securities available for sale	(12,451)	(2,887)
Purchase of tax lien certificates	(2,144)	(5,765)
Net increase in loans	(71,556)	(118,460)
Proceeds from sales of premises and equipment	1,223	1,104
Purchases of premises and equipment	(4,483)	(6,049)
Proceeds from sale of repossessed assets	1,943	1,070
Increase in stock in FHLB	(416)	(881)
Other investing activities, net	72	7

Net cash used by investing activities	(21,754)	(128,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,503	97,593
Net (decrease) increase in FHLB advances and other borrowed funds	(2,829)	17,569
Proceeds from notes payable	500	—
Payments made on notes payable	(87)	(105)
Proceeds from sale of common stock	30	941

Net cash provided by financing activities	12,117	115,998

Net decrease in cash and due from banks	(119)	(12,376)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	49,783	35,088

CASH AND DUE FROM BANKS AT END OF PERIOD	$49,664	$22,712

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included. Operating results for the three- and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
The Corporation adopted FIN 48 on January 1, 2007. As a result of the adoption, the Corporation recognized a charge of approximately $554,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Corporation had unrecognized tax benefits of $459,000 all of which, if recognized, would affect the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of approximately $145,000. Accrued interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if incurred, will be recognized in income tax expense as well.
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to income tax of Alabama and Florida jurisdictions. The Corporation has concluded all U.S. federal income tax matters for years through 2002 including acquisitions.
All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the three- and six-month periods ended June 30, 2007.
Statement of Financial Accounting Standards No. 157
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a frame work for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation will adopt SFAS 157 on January 1, 2008 and is assessing the impact of the adoption of this statement.
Statement of Financial Accounting Standards No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Corporation an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating this statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.
Note 3 — Acquisitions
The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. of Tampa, Florida (“Kensington”) on August 31, 2006 in exchange for 6,226,722 shares of the Corporation’s common stock valued at approximately $71,200,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, totaled $71,372,000. As a result of the acquisition, the Corporation added 12 banking locations in the Tampa Bay area of Florida. This area will be the Corporation’s largest market and has a higher projected population growth than any of its current banking markets.
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
Pro forma Results of Operations
The results of operations of Kensington and Community subsequent to the acquisition dates are included in the Corporation’s consolidated statements of income. The following pro forma information for the six-months ended June 30, 2006 reflects the Corporation’s pro forma consolidated results of operations as if the acquisition of Kensington and Community occurred at January 1 of the period, unadjusted for potential cost savings.

Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2006
Pro forma net interest income and noninterest income after provision for loan losses	$42,987
Pro forma net income	5,175
Pro forma earnings per common share — basic	$0.15
Pro forma earnings per common share — diluted	$0.15
People’s Community Bancshares, Inc.
On July 27, 2007, the Corporation announced that it had completed its merger with People’s Community Bancshares, Inc. (“People’s”). People’s is the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. Peoples has total assets of approximately $321,000,000, total loans of approximately $259,000,000 and total deposits of approximately $245,000,000. Under the terms of the merger agreement, the Corporation issued 2.9036 shares of the Corporation’s common stock for each share of People’s stock or approximately 6,650,000 shares.

Note 4 — Segment Reporting
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout the state of Alabama. The Florida Region consists of operations primarily located in the Tampa Bay area and panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services.
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

	Alabama	Florida
	Region	Region	Combined
Three months ended June 30, 2007
Net interest income	$13,118	$4,395	$17,513
Provision for loan losses	685	315	1,000
Noninterest income	4,188	350	4,538
Noninterest expense (1)	15,155	2,903	18,058
Income tax expense	500	524	1,024
Net income	966	1,003	1,969
Total assets	1,920,501	549,792	2,470,293
Three months ended June 30, 2006
Net interest income	$6,536	$3,877	$10,413
Provision for loan losses	243	457	700
Noninterest income	2,579	248	2,827
Noninterest expense (1)	9,585	1,075	10,660
Income tax (benefit) expense	(222)	828	606
Net (loss) income	(491)	1,765	1,274
Total assets	1,214,545	316,682	1,531,227
Six months ended June 30, 2007
Net interest income	$26,502	$9,044	$35,546
Provision for loan losses	1,326	379	1,705
Noninterest income	7,962	662	8,624
Noninterest expense (1)	30,203	5,880	36,083
Income tax expense	978	1,138	2,116
Net income	1,957	2,309	4,266
Six months ended June 30, 2006
Net interest income	$12,895	$7,521	$20,416
Provision for loan losses	1,032	268	1,300
Noninterest income	4,835	494	5,329
Noninterest expense (1)	19,298	2,167	21,465
Income tax (benefit) expense	(928)	1,784	856
Net (loss) income	(1,672)	3,796	2,124

(1)	Noninterest expense for the Alabama region includes all expenses for the holding company and all administrative expenses of the bank, which have not been prorated to the Florida region.

Note 5 — Net Income per Common Share
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
For basic and diluted, net income	$1,969	$1,274	$4,266	$2,124

Denominator:
For basic, weighted average common shares outstanding	34,452	20,129	34,445	20,073
Effect of dilutive stock options and restricted stock	488	628	544	643

Average diluted common shares outstanding	34,940	20,757	34,989	20,716

Basic net income per common share	$.06	$.06	$.12	$.11

Diluted net income per common share	$.06	$.06	$.12	$.10

Note 6 — Comprehensive Income (Loss)
Total comprehensive income (loss) was $118,000 and $2,842,000 for the three- and six-months ended June 30, 2007, respectively, and $(170,000) and $(281,000) for the three- and six-months ended June 30, 2006, respectively. Total comprehensive income (loss) consists of net income and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.
Note 7 — Income Taxes
The effective tax rate increased in the three-month periods ended June 30, 2007 and 2006 due to the recapture of tax credits related to the sale of condominium units. The difference in the effective tax rate in the six months ended June 30, 2007 and 2006 and the federal statutory rate of 34% is due primarily to certain tax-exempt income from investments and insurance policies. The Corporation adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is included in Note 2.
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
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U. S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the six-months ended June 30, 2007 and 2006:

	2007	2006
Risk free interest rate	4.37%	4.92%
Volatility factor	29%	47%
Weighted average life of options (in years)	5.00	7.00
Dividend yield	0.00%	0.00%
A summary of stock option activity as of June 30, 2007 and changes during the six-months then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2007	3,042,597	$8.07
Granted	21,096	11.22
Exercised	(5,000)	(6.25)
Forfeited	(18,500)	(10.46)

Under option, June 30, 2007	3,040,193	$8.09	6.90	$6,747,155

Exercisable at end of period	2,847,597	$7.90	6.33	$6,747,155

Weighted-average fair value per option of options granted during the period	$3.83

The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2007 was $52,000. The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $125,000 and $742,000, respectively. As of June 30, 2007, there was $433,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a twenty- month period unless the shares vest earlier based on achievement of benchmark trading price levels. During the three- and six-month periods ended June 30, 2007, the Corporation recognized approximately $86,000 and $169,000, respectively, in compensation expense related to options granted. During the three- and six-month periods ended June 30, 2006, the Corporation recognized approximately $9,000 and $47,000, respectively, in compensation expense related to options granted.
Note 9 – Property Classified as Held-for-Sale
During the second quarter of 2007, management committed to a plan to sell real estate that is no longer used in the Corporation’s operations. The real estate comprises two groups. The first group consists of the former corporate headquarters and administrative office facilities of Community in Blountsville, Alabama, and the second group consists of seven condominium units located in the John Hand Building in downtown Birmingham, Alabama where the Corporation’s headquarters and operations center are housed.
Management committed to the sale of the Community property because the size and location of the facility does not meet the Corporation’s current needs or future expansion plans. Management expects to sell the property within the next twelve months to an unrelated party. The property’s current carrying value, included in other assets, is $4,292,000, which approximates its market value. Management is in the process of obtaining a final estimate of fair value which, if different, will be adjusted through the final allocation of Community’s purchase price (See Note 3).
Management committed to the sale of the condominium units because the rental operations are not a part of the Corporation’s long-term strategy. Management expects to sell the units within the next twelve months. The property’s current carrying value, included in other assets, is $1,992,000, which is lower than the current market price.
Both groups of assets are included as part of the Alabama reporting segment.

Note 10– Subsequent Events
Stock Repurchase Plan
The Corporation announced in June 2007 that, beginning on or after August 2, 2007, the Corporation may purchase up to 1,000,000 shares of its outstanding common stock. The shares may be purchased in the open market through negotiated or block transactions. The Corporation does not intend to repurchase any shares from its management team or other insiders. This stock repurchase program does not obligate the Corporation to acquire any specific number of shares and may be suspended or discontinued at any time.
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
On July 19, 2007, the Corporation issued approximately $22,000,000 in aggregate principal amount of Trust Preferred Securities and a like amount of related subordinated debentures through the Corporation’s wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust I. The Trust Preferred Securities bear interest at a floating rate of three-month LIBOR plus 1.33% that is payable quarterly. The Trust Preferred Securities, which may be redeemed on or after September 15, 2012, will mature on September 15, 2037.
On July 25, 2007, the Corporation completed its redemption of approximately $16,000,000 in aggregate outstanding principal amount of Trust Preferred Securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by the Corporation’s wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. The Corporation called the securities for redemption effective July 25, 2007 at a redemption price equal to 106.15% of par. The Corporation expects to incur an earnings charge of approximately $925,000 net of tax, or $.02 per share, in the third quarter of 2007 relating to the redemption of the outstanding Trust Preferred Securities.
The remaining proceeds from the issuance of the new trust preferred securities will be available for use in the stock repurchase program or for other corporate purposes.
Acquisition
On July 27, 2007, the Corporation announced it had completed its merger with People’s Community Bancshares, Inc. (See Note 3).
Purchase of Branch Facilities
The Corporation announced on July 25, 2007 that its banking subsidiary will be expanding into Citrus and Marion Counties in the Tampa Bay area with four new offices. The four new offices will be in Homosassa, Inverness, Dunnellon and Beverly Hills. These existing facilities, to be purchased from a large regional bank, are expected to open and begin serving customers in the fourth quarter of 2007. The Corporation has entered into a Purchase and Sale Agreement, which is subject to due diligence, to purchase these facilities for approximately $4,500,000. The Corporation is in the process of due diligence and the transaction is expected to close during the third quarter.
Sale-Leaseback Transaction
On July 24, 2007, the Corporation’s banking subsidiary sold an office building in Huntsville, Alabama to a limited liability company, of which one of the Corporation’s directors is a member, for $3,000,000. The limited liability company then leased the building back to the bank. The initial term of the lease is 14 years and may be renewed, at the bank’s option, for three additional terms of five years each. The amount of the monthly lease payments to be made by Superior Bank is $19,500 for the first year of the lease and increases annually until it reaches $26,881 in year 14. Rent for the renewal terms is to be determined based on appraisals of the property. No gain or loss will be recognized on this transaction, which was entered into in the ordinary course of business and is expected to be accounted for as an operating lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our June 30, 2007 consolidated financial condition and results of operations for the three- and six-months ended June 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.
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
Recent Developments
On July 27, 2007, we announced we had completed our merger with People’s Community Bancshares, Inc.. (“People’s”). People’s is the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. People’s has total assets of approximately $321 million, total loans of approximately $259 million and total deposits of approximately $245 million. Under the terms of the merger agreement, we issued 2.9036 shares for each share of People’s stock, or approximately 6.7 million shares of our common stock.
Overview
Our principal subsidiary is Superior Bank, a federal savings bank headquartered in Birmingham, Alabama, which operates 63 banking offices from Huntsville, Alabama to Venice, Florida and 19 consumer finance company offices in Alabama. Our Florida franchise currently has 25 branches.
Our total assets were $2.470 billion at June 30, 2007 an increase of $29 million, or 1.20%, from $2.441 billion as of December 31, 2006. Our total loans, net of unearned income, were $1.720 billion at June 30, 2007, an increase of $81 million, or 4.90%, from $1.639 billion as of December 31, 2006. Our total deposits were $1.885 billion at June 30, 2007, an increase of $14 million or .75%, from $1.870 billion as of December 31, 2006. Our total stockholders’ equity was $279 million at June 30, 2007, an increase of $3 million, or 1.04%, from $276 million as of December 31, 2006.
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

Results of Operations
Net income increased $695,000, or 54.6% to $2.0 million for the three-months ended June 30, 2007 (second quarter of 2007), from $1.3 million for the three-months ended June 30, 2006 (second quarter of 2006). Net income increased $2.2 million, or 100.9% to $4.3 million for the six-months ended June 30, 2007 (first six months of 2007), from $2.1 million for the six-months ended June 30, 2006 (first six months of 2006). The following table sets forth key earnings data for the periods indicated:

	Three-Months		Six-Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Superior Bancorp and Subsidiaries
Net income	$1,969	$1,274	$4,266	$2,124
Net income per common share (diluted)	0.06	0.06	0.12	0.10
Net interest margin	3.39%	3.18%	3.46%	3.19%
Net interest spread	3.06%	2.97%	3.14%	2.99%
Return on average assets	0.32%	0.35%	0.35%	0.30%
Return on average stockholders’ equity	2.83%	4.84%	3.10%	4.06%
Return on average tangible equity	5.26%	5.45%	5.79%	4.58%
Book value per share	$8.05	$5.25	$8.05	$5.25
Tangible book value per share	4.33	4.66	4.33	4.66

Banking Subsidiary, Superior Bank
Net income	$3,160	$2,126	$6,444	$3,757
Return on average assets	0.53%	0.59%	0.54%	0.53%
Return on average stockholders’ equity	4.10%	6.69%	4.22%	5.96%
Return on tangible equity	7.04%	7.39%	7.26%	6.59%
The increase in our net income during the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 is primarily the result of an increase in net interest income and noninterest income offset by an increase in noninterest expenses. The increase in each of these components is primarily attributable to our acquisitions of Kensington and Community which closed in the third and fourth quarters, respectively, of 2006.

Net Interest Income.Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Second Quarter 2007 vs 2006			First Six Months of 2007 vs 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$645,512	$14,732	0.54%	$658,201	$30,625	0.69%
Investment securities
Taxable	90,285	1,347	0.33	99,067	3,025	0.40
Tax-exempt	4,266	73	0.29	4,266	151	0.45

Total investment securities	94,551	1,420	0.56	103,333	3,176	0.40
Federal funds sold	7,720	105	0.26	6,806	197	0.59
Other investments	14,729	227	0.05	16,183	607	0.74

Total interest-earning assets	$762,512	16,484	0.54	$784,523	34,605	0.69

Interest-bearing liabilities:
Demand deposits	$211,187	2,642	0.88	$199,512	4,994	0.88
Savings deposits	24,329	123	1.01	23,339	221	0.92
Time deposits	434,361	6,248	0.51	454,290	12,854	0.58
Other borrowings	(685)	122	0.25	14,179	899	0.49
Subordinated debentures	11,867	224	(0.60)	11,922	456	(0.55)

Total interest-bearing liabilities	$681,059	9,359	0.45	$703,242	19,424	0.54

Net interest income/net interest spread		7,125	0.09%		15,181	0.15%

Net yield on earning assets			0.21%			0.27%

Taxable equivalent adjustment:
Investment securities		25			51

Net interest income		$7,100			$15,130

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,693,341	$34,986	8.29%	$1,047,829	$20,254	7.75%
Investment securities
Taxable	317,434	4,096	5.18	227,149	2,749	4.85
Tax-exempt (2)	13,588	209	6.16	9,322	136	5.87

Total investment securities	331,022	4,305	5.22	236,471	2,885	4.66
Federal funds sold	11,748	156	5.34	4,028	51	5.08
Other investments	45,614	691	6.08	30,885	464	6.03

Total interest-earning assets	2,081,725	40,138	7.73	1,319,213	23,654	7.19
Noninterest-earning assets:
Cash and due from banks	43,635			25,828
Premises and equipment	95,099			57,465
Accrued interest and other assets	229,238			78,501
Allowance for loan losses	(18,867)			(12,232)

Total assets	$2,430,830			$1,468,775

	Three Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$519,646	$4,830	3.73%	$308,459	$2,188	2.85
Savings deposits	44,211	133	1.21	19,882	10	0.20
Time deposits	1,116,713	13,817	4.96	682,352	7,569	4.45
Other borrowings	211,593	2,770	5.25	212,278	2,648	5.00
Subordinated debentures	43,826	1,004	9.19	31,959	780	9.79

Total interest-bearing liabilities	1,935,989	22,554	4.67	1,254,930	13,195	4.22
Noninterest-bearing liabilities:
Demand deposits	179,366			93,705
Accrued interest and other liabilities	36,780			14,663
Stockholders’ equity	278,695			105,477

Total liabilities and stockholders’ equity	$2,430,830			$1,468,775

Net interest income/net interest spread		17,584	3.06%		10,459	2.97%

Net yield on earning assets			3.39%			3.18%

Taxable equivalent adjustment:
Investment securities (2)		71			46

Net interest income		$17,513			$10,413

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30, (1)
	2007 vs. 2006
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$14,732	$1,497	$13,235
Interest on securities:
Taxable	1,347	197	1,150
Tax-exempt	73	7	66
Interest on federal funds	105	3	102
Interest on other investments	227	4	223

Total interest income	16,484	1,708	14,776

Expense from interest-bearing liabilities:
Interest on demand deposits	2,642	821	1,821
Interest on savings deposits	123	99	24
Interest on time deposits	6,248	953	5,295
Interest on other borrowings	122	130	(8)
Interest on subordinated debentures	224	(50)	274

Total interest expense	9,359	1,953	7,406

Net interest income	$7,125	$(245)	$7,370

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Six Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,680,439	$69,297	8.32%	$1,022,238	$38,672	7.63%
Investment securities
Taxable	328,691	8,535	5.24	229,624	5,510	4.84
Tax-exempt (2)	13,155	403	6.19	8,889	253	5.74

Total investment securities	341,846	8,938	5.27	238,513	5,763	4.87
Federal funds sold	10,326	283	5.52	3,520	86	4.93
Other investments	46,844	1,429	6.15	30,661	822	5.41

Total interest-earning assets	2,079,455	79,947	7.75	1,294,932	45,343	7.06
Noninterest-earning assets:
Cash and due from banks	43,478			27,241
Premises and equipment	95,118			56,850
Accrued interest and other assets	227,630			77,683
Allowance for loan losses	(18,883)			(12,169)

Total assets	$2,426,798			$1,444,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$517,918	$9,333	3.63%	$318,406	$4,338	2.75
Savings deposits	43,813	239	1.10	20,474	18	0.18
Time deposits	1,103,274	26,677	4.88	648,984	13,824	4.30
Other borrowings	226,316	6,019	5.36	212,137	5,120	4.87
Subordinated debentures	43,881	1,996	9.17	31,959	1,541	9.72

Total interest - bearing liabilities	1,935,202	44,264	4.61	1,231,960	24,841	4.07
Noninterest-bearing liabilities:
Demand deposits	179,465			92,583
Accrued interest and other liabilities	34,568			14,576
Stockholders’ equity	277,563			105,418

Total liabilities and stockholders’ equity	$2,426,798			$1,444,537

Net interest income/net interest spread		35,683	3.14%		20,502	2.99%

Net yield on earning assets			3.46%			3.19%

Taxable equivalent adjustment:
Investment securities (2)		137			86

Net interest income		$35,546			$20,416

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30, (1)
	2007 vs. 2006
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$30,625	$3,772	$26,853
Interest on securities:
Taxable	3,025	486	2,539
Tax-exempt	150	20	130
Interest on federal funds	197	11	186
Interest on other investments	607	125	482

Total interest income	34,604	4,414	30,190

Expense from interest-bearing liabilities:
Interest on demand deposits	4,995	1,689	3,306
Interest on savings deposits	221	181	40
Interest on time deposits	12,853	2,076	10,777
Interest on other borrowings	899	540	359
Interest on subordinated debentures	455	(92)	547

Total interest expense	19,423	4,394	15,029

Net interest income	$15,181	$20	$15,161

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $1.7 million and $3.3 million, or 60.5% and 61.8%, to $4.5 million and $8.6 million for the second quarter and first six months of 2007, respectively, and from $2.8 million and $5.3 million for the second quarter and first six months of 2006, respectively. The components of noninterest income for the second quarter and first six months of 2007 and 2006 consisted of the following:

	Three-months Ended June 30,
	2007	2006	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$1,894	$1,129	67.72%
Mortgage banking income	1,132	708	59.75
Change in fair value of derivatives	118	(33)	(456.9)
Increase in cash surrender value of life insurance	452	359	25.85
Other noninterest income	942	664	41.78

Total	$4,538	$2,827	60.52%

	Six-months Ended June 30,
	2007	2006	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$3,684	$2,160	70.52%
Mortgage banking income	2,082	1,238	68.17
Investment securities gains	242	—	—
Change in fair value of derivatives	(34)	37	(191.71)
Increase in cash surrender value of life insurance	900	780	15.32
Other noninterest income	1,750	1,114	57.16

Total	$8,624	$5,329	61.83%

The increases in service charges on deposits and fees are primarily attributable to the Kensington and Community acquisitions. The increase in mortgage banking income is the result of an increase in the volume of originations. The increase in other noninterest income is primarily due to increases in credit life insurance commissions, brokerage commissions and ATM network fees. Our credit life insurance commissions have increased due to our finance company subsidiary which was acquired in the Community acquisition. The increase in brokerage commissions is the result of increased volume in our investment subsidiary and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations, acquired through acquisition or new branch locations.
Noninterest expenses. Noninterest expenses increased $7.4 million, or 69.4%, to $18 million for the second quarter of 2007 from $10.6 million for the second quarter of 2006. This increase is primarily due to the acquisitions of Kensington and Community and the opening of new branch locations. Selected key ratios, as shown below, remained level between the periods. Continued branch expansion is expected to put pressure on these ratios, however, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the second quarters of 2007 and 2006:

	Three-months Ended June 30,
	2007	2006	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$10,168	$5,798	75.37%
Occupancy, furniture and equipment expense	2,995	1,739	72.23
Amortization of intangibles	304	—	—
Merger related costs	107	51	109.80
Professional fees	559	670	(16.59)
Insurance expense	540	374	44.43
Postage, stationery and supplies	548	289	89.69
Communications expense	460	149	208.74
Advertising expense	568	260	118.38
Other operating expense	1,809	1,330	36.01

Total	$18,058	$10,660	69.40%

Selected Key Ratios
Noninterest expense to average assets (1)	2.91%	2.89%
Efficiency ratio (1)	80.23	80.36

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of intangibles, merger related costs and other losses on the sale of assets.

Noninterest expenses increased $14.6 million, or 68.1%, to $36.1 million for the first six months of 2007 from $21.5 million for the first six months of 2006. This increase is primarily due to the acquisitions of Kensington and Community and the opening of new branch locations. Selected key ratios, as shown below, improved between the periods. Continued branch expansion is expected to put pressure on these ratios, however, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs Noninterest expenses included the following for the first six months of 2007 and 2006:

	Six-months Ended June 30,
	2007	2006	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$20,236	$11,666	73.46%
Occupancy, furniture and equipment expense	6,142	3,586	71.28
Amortization of intangibles	609	—	—
Merger related costs	426	72	491.67
Professional fees	1,020	1,257	(18.85)
Insurance expense	540	374	44.43
Postage, stationery and supplies	1,174	539	117.93
Communications expense	980	373	162.52
Advertising expense	1,224	553	121.16
Other operating expense	3,732	3,045	22.56

Total	$36,083	$21,465	68.10%

Selected Key Ratios
Noninterest expense to average assets (1)	2.91%	2.98%
Efficiency ratio (1)	79.50	83.24

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of intangibles, merger related costs and other losses on the sale of assets.
Income tax expense. We recognized income tax expense of $1.0 million for the second quarter of 2007, compared to $606,000 for the second quarter of 2006. Our effective tax rate increased slightly in the second quarter of 2007 and 2006 due to the recapture of tax credits related to the sale of condominium units. We recognized income tax expense of $2.1 million in the first six months of 2007, compared to $856,000 in the first six months of 2006. The difference in the effective tax rate in the first six months of 2007 and 2006 and the federal statutory rate of 34% is due primarily to certain tax-exempt income from investments and insurance policies. We adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is included in Note 2 to the Condensed Consolidated financial statements.
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
The provision for loan losses was $1.0 million for the second quarter of 2007, an increase of $300,000, or 42.8%, from $700,000 in the second quarter of 2006. The provision for loan losses was $1.7 million for the first six months of 2007, an increase of $405,000, or 31.2%, from $1.3 million in the first six months of 2006. During the second quarter and first six months of 2007, we had net charged-off loans totaling $830,000 and $1.5 million, respectively, compared to net charged-off loans of $388,000 and $1.0 million in the second quarter and first six months of 2006, respectively. The annualized ratio of net charged-off loans to average loans was 0.20% and 0.17% for the three- and six-month periods ended June 30, 2007, compared to the .15% and 0.20% for the three- and six-month periods ended June 30, 2006, and .20% for the year ended December 31, 2006, respectively. The allowance for loan losses totaled $19.1 million, or 1.11% of loans, net of unearned income, at June 30, 2007, compared to $18.9 million, or 1.15% of loans, net of unearned income, at December 31, 2006. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $2.470 billion at June 30, 2007, an increase of $29 million, or 1.20%, from $2.441 billion as of December 31, 2006. Average total assets for the first six months of 2007 were $2.427 billion, which was supported by average total liabilities of $2.173 billion and average total stockholders’ equity of $277 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $18.8 million, or 21.80%, to $67.2 million at June 30, 2007 from $86.0 million at December 31, 2006. At June 30, 2007, short-term liquid assets comprised 2.72% of total assets, compared to 3.5% at December 31, 2006. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.
Investment Securities. Total investment securities decreased $32.0 million, or 9.0%, to $322.7 million at June 30, 2007, from $354.7 million at December 31, 2006. The decrease in investments is primarily due to maturities, calls and principal pay-downs which have been used to fund loan growth. Average investment securities totaled $341.8 million for the first six months of 2007 compared to $238.5 million for the first six months of 2006. Investment securities, net of unearned income, comprised 15.3% of interest-earning assets at June 30, 2007, compared to 17.0% at December 31, 2006. The investment portfolio produced an average tax-equivalent yield of 5.27% for the first six months of 2007, compared to 4.87% for the first six months of 2006.
The following table sets forth the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	June 30,	December 31,	Percent
	2007	2006	Change
	(Dollars in thousands)
U.S. Treasury and agencies	$95,359	$111,852	(14.75)%
State and political subdivisions	14,179	12,942	9.56
Mortgage-backed securities	176,702	184,453	(4.20)
Corporate debt and other securities	36,499	45,469	(19.73)

Total investment securities	$322,739	$354,716	(9.01)%

Loans. Loans, net of unearned income, totaled $1.720 billion at June 30, 2007, an increase of 4.9%, or $80 million, from $1.640 billion at December 31, 2006. Mortgage loans held for sale totaled $23.2 million at June 30, 2007, a decrease of $1.2 million from $24.4 million at December 31, 2006. Average loans, including mortgage loans held for sale, totaled $1.680 billion for the first six months of 2007 compared to $1.022 billion for the first six months of 2006. Loans, net of unearned income, comprised 81.3% of interest-earning assets at June 30, 2007, compared to 78.7% at December 31, 2006. The loan portfolio produced an average yield of 8.32% for the first six months of 2007, compared to 7.63% for the first six months of 2006.
The following table details the distribution of the loan portfolio by category as of June 30, 2007 and December 31, 2006:
DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$164,945	9.58%	$172,872	10.53%
Real estate — construction and land development	594,410	34.53	547,772	33.37
Real estate — mortgage
Single-family	488,025	28.35	456,341	27.80
Commercial	378,285	21.98	362,542	22.09
Other	42,100	2.45	46,895	2.86
Consumer	52,431	3.05	54,462	3.32
Other	995	.06	438	.03

Total loans	1,721,191	100.0%	1,641,322	100.0%

Unearned income	(1,383)		(1,794)
Allowance for loan losses	(19,147)		(18,892)

Net loans	$1,700,661		$1,620,636

Of total loans net of unearned income, $1.244 billion, or 72%, are included in our Alabama segment, while $475 million, or 28%, are included in our Florida segment as of June 30, 2007. Since December 31, 2006, loans in the Alabama segment have increased approximately $49 million, or 4.0%, while loans in the Florida segment have increased approximately $31 million, or 8.8%.
Property and Equipment. Property and equipment totaled $89.6 million at June 30, 2007, a decrease of 5.3%, or $5.0 million, from $94.6 million at December 31, 2006. This decrease is primarily due to a reclassification of certain properties to the held-for-sale category. During the second quarter of 2007 our management committed to a plan to sell real estate that is no longer used in our operations. The real estate comprises two groups. The first group consists of the former corporate headquarters and administrative office facilities of Community in Blountsville, Alabama, and the second group consists of seven condominium units located in the John Hand Building in downtown Birmingham, Alabama where our headquarters and operations center are housed.
Management committed to the sale of the Community property because the size and location of the facility does not meet our current needs or future expansion plans. Management expects to sell the property within the next twelve months to an unrelated party. The property’s current carrying value, included in other assets, is $4,292,000, which approximates its market value. Management is in the process of obtaining a final estimate of fair value which, if different, will be adjusted through the final allocation of Community’s purchase price (See Note 3 to the Condensed Consolidated Financial Statements).
Management committed to the sale of the condominium units because the rental operations are not a part of the Corporation’s long-term strategy. Management expects to sell the units within the next twelve months. The property’s current carrying value, included in other assets, is $1,992,000, which is lower than the current market price.
Both groups of assets are included as part of the Alabama reporting segment.

We also announced on July 25, 2007 that our banking subsidiary will be expanding into Citrus and Marion Counties with four new offices in the Tampa Bay area. The four new offices will be in Homosassa, Inverness, Dunnellon and Beverly Hills. These existing facilities, to be purchased from a large regional bank, are expected to open and begin serving customers in the fourth quarter 2007. We have entered into a Purchase and Sale Agreement, which is subject to due diligence, to purchase these facilities for approximately $4,500,000. We are in the process of due diligence, and the transaction is expected to close during the third quarter.
On July 24, 2007, our banking subsidiary sold an office building in Huntsville, Alabama to a limited liability company, of which one of our directors is a member, for $3,000,000. The limited liability company then leased the building back to the bank. The initial term of the lease is for 14 years and may be renewed, at the bank’s option, for three additional terms of five years each. The amount of the monthly lease payments to be made by the bank is $19,500 for the first year of the lease and increases annually until it reaches $26,881 in year 14. Rent for the renewal terms is to be determined based on appraisals of the property. No gain or loss will be recognized on this transaction, which was entered into in the ordinary course of business and is expected to be accounted for as an operating lease.
Deposits. Noninterest-bearing deposits totaled $182.8 million at June 30, 2007, a decrease of 4.5%, or $8.5 million, from $191.3 million at December 31, 2006. Noninterest-bearing deposits comprised 9.7% of total deposits at June 30, 2007 compared to 10.2% at December 31, 2006. Of total noninterest-bearing deposits, $142.4 million, or 77.9%, were in the Alabama segment, while $40.4 million, or 22.1%, were in the Florida segment. Total noninterest bearing deposits decreased $4.3 million, or 2.9%, in the Alabama segment while total noninterest bearing deposits decreased $4.2 million, or 9.4%, in the Florida segment.
Interest-bearing deposits totaled $1.702 billion at June 30, 2007, an increase of 1.35%, or $22 million, from $1.680 billion at December 31, 2006. Interest-bearing deposits averaged $1.665 billion for the first six months of 2007 compared to $988 million for the first six months of 2006. The average rate paid on all interest-bearing deposits during the first six months of 2007 was 4.39%, compared to 3.71% for the first six months of 2006. Of total interest-bearing deposits, $1.230 billion, or 72.3%, were in the Alabama segment, while $472 million, or 27.7%, were in the Florida branches.
The following table sets forth the composition of our total deposit accounts at the dates indicated.

	June 30,	December 31,	Percent
	2007	2006	Change
	(Dollars in thousands)
Non-interest bearing demand	$182,807	$191,323	(4.45)%
Alabama segment	142,389	146,705	(2.94)
Florida segment	40,418	44,618	(9.41)

Interest-bearing demand	532,688	552,887	(3.65)
Alabama segment	411,914	440,299	(6.45)
Florida segment	120,774	112,588	7.27

Savings	44,964	42,717	5.26
Alabama segment	32,125	28,394	13.14
Florida segment	12,839	14,323	(10.36)

Time deposits	1,124,346	1,083,914	3.73
Alabama segment	786,010	742,753	5.82
Florida segment	338,336	341,161	(.83)

Total deposits	$1,884,805	$1,870,841	0.75%

Alabama segment	$1,372,438	$1,358,151	1.05%

Florida segment	$512,367	$512,690	(0.06)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $187.8 million at June 30, 2007 and December 31, 2006. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average interest rate of approximately 5.16% at June 30, 2007. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities totaled $44.6 million at June 30, 2007, an increase of 51.4%, or $15.2 million, from $29.5 million at December 31, 2006. This increase is primarily due to an $11.0 million loan participation sold with recourse and a $5.0 investment security purchase that settled after June 30, 2007. Both these liabilities were satisfied during July 2007.
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
On July 19, 2007, we issued approximately $22 million in aggregate principal amount of Trust Preferred Securities and a like amount of related subordinated debentures through our wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust I. The Trust Preferred Securities bear interest at a floating rate of three-month LIBOR plus 1.33% that is payable quarterly. The Trust Preferred Securities, which may be redeemed on or after September 15, 2012, will mature on September 15, 2037.
On July 25, 2007, we completed our redemption of approximately $16 million in aggregate outstanding principal amount of Trust Preferred Securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by our wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. We called the securities for redemption effective July 25, 2007 at a redemption price equal to 106.15% of par. We expect to incur an earnings charge of approximately $925,000 net of tax, or $.02 per share, in the third quarter of 2007 relating to the redemption of the outstanding trust preferred securities.
The remaining proceeds from the issuance of the new trust preferred securities will be available for use in the stock repurchase program or for other corporate purposes.
Allowance for Loan Losses. We maintain an allowance for loan losses within a range we believe is adequate to absorb estimated losses inherent in the loan portfolio. We prepare a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, we estimate the allowance using specific reserves for impaired loans, and other factors, such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic trends and conditions and other pertinent information. The level of allowance for loan losses to net loans will vary depending on the quarterly analysis.
We manage and control risk in the loan portfolio through adherence to credit standards established by the board of directors and implemented by senior management. These standards are set forth in a formal loan policy which establishes loan underwriting and approval procedures, sets limits on credit concentration and enforces regulatory requirements.
Loan portfolio concentration risk is reduced through concentration limits for borrowers, varying collateral types and geographic diversification. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.
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
Reserve percentages assigned to homogeneous loans are based on historical charge-off experience adjusted for current trends in the portfolio and other risk factors.
As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the board of directors . We have a centralized loan administration services department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.
SUMMARY OF LOAN LOSS EXPERIENCE

	Three-Months		Six-Months
	Ended		Ended		Year Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$18,977	$11,999	$18,892	$12,011	$12,011
Allowance of acquired bank	—	—	—	—	6,697
Charge-offs:
Commercial and industrial	327	334	437	615	1,450
Real estate — construction and land development	1	1	1	44	378
Real estate — mortgage
Single-family	189	175	449	450	625
Commercial	5	81	19	95	416
Other	4	—	206	11	15
Consumer	537	184	937	404	860
Other	—	2	—	2	2

Total charge-offs	1,063	777	2,049	1,621	3,746
Recoveries:
Commercial and industrial	86	137	256	218	465
Real estate — construction and land development	1	120	8	121	126
Real estate — mortgage
Single-family	30	24	57	56	102
Commercial	2	30	20	54	363
Other	11	14	58	46	73
Consumer	101	64	198	126	301
Other	2	—	2	—	—

Total recoveries	233	389	599	621	1,430

Net charge-offs	830	388	1,450	1,000	2,316
Provision for loan losses	1,000	700	1,705	1,300	2,500

Allowance for loan losses at end of period	$19,147	$12,311	$19,147	$12,311	$18,892

Loans at end of period, net of unearned income	$1,719,808	$1,080,713	$1,719,808	$1,080,713	$1,639,528
Average loans, net of unearned income	1,693,341	1,047,829	1,680,439	1,022,238	1,176,844
Ratio of ending allowance to ending loans	1.11%	1.14%	1.11%	1.14%	1.15%
Ratio of net charge-offs to average loans (1)	0.20%	0.15%	0.17%	0.20%	0.20%
Net charge-offs as a percentage of:
Provision for loan losses	83.00%	55.43%	85.04%	76.92%	92.64%
Allowance for loan losses (1)	17.39%	12.64%	15.27%	16.38%	12.26%
Allowance for loan losses as a percentage of nonperforming loans	160.64%	258.04%	160.64%	258.09%	219.88%

(1)	Annualized.

Compared to the second quarter of 2006 we have realized some weakness in overall asset quality. Nonperforming assets as a percentage of total loans plus nonperforming assets increased to 0.76% as of June 30, 2007, compared to 0.63% as of December 31, 2006 and 0.53% as of June 30, 2006. The overall increase in NPA’s can be primarily attributed to credits located in northwest Florida that have been affected by the real estate slowdown in that region. Management is actively monitoring these credits and does not expect any significant losses. The provision for loan losses was $1.7 million for the first six months of 2007, an increase of $405,000, or 31.2%, from $1.3 million in the first six months of 2006. We had net charged-off loans totaling $830,000 and $1.5 million during the second quarter and first six months of 2007, respectively, compared to net charged-off loans totaling $388,000 and $1.0 million in the second quarter and first six months of 2006, respectively. The annualized ratio of net charged-off loans to average loans was 0.20% and 0.17% for the three- and six-month periods ended June 30, 2007,respectively, compared to .15% and 0.20% for the three- and six-month periods ended June 30, 2006, respectively, and 0.20% for the year ended December 31, 2006. The total required allowance for loan losses as a percentage of total loans decreased from 1.15% at December 31, 2006 to 1.11% at June 30, 2007.
Nonperforming Assets. Nonperforming assets increased $2.6 million, to $13.0 million as of June 30, 2007 from $10.4 million at December 31, 2006. The following table represents our nonperforming assets for the dates indicated:
NONPERFORMING ASSETS

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual	$11,020	$7,773
Accruing loans 90 days or more delinquent	397	514
Restructured	502	305

Total nonperforming loans	11,919	8,592
Other real estate owned assets and repossessed assets	1,125	1,821

Total nonperforming assets	$13,044	$10,413

Nonperforming loans as a percentage of loans	0.69%	0.52%

Nonperforming assets as a percentage of loans plus nonperforming assets	0.76%	0.63%

Nonperforming assets as a percentage of total assets	0.53%	0.43%

Loans past due 30 days or more, net of non-accruals, increased to 1.28% for June 30, 2007, compared to 1.15% at December 31, 2006. The majority of the past dues was comprised of approximately $11.8 million in single-family mortgage loans, or 54% of the total past dues. Within this $11.8 million, most of the loans were originated at an loan-to-value (“LTV”) of 80% or less, thus reducing the overall potential loss exposure. Despite the overall increases, management believes that these numbers are manageable and is actively working to ensure that no significant loss exposure occurs.
The following is a summary of nonperforming loans by category for the dates shown:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial and industrial	$1,138	$704
Real estate — construction and land development	2,720	2,067
Real estate — mortgages
Single-family	3,599	2,805
Commercial	2,830	1,765
Other	575	688
Consumer	1,057	559
Other	—	4

Total nonperforming loans	$11,919	$8,592

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest, that has been accrued on the loan during the current period but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses, which may necessitate additional charges to earnings.

Impaired Loans. At June 30, 2007, the recorded investment in impaired loans under SFAS 114 totaled $7.6 million, with approximately $1.2 million in allowance for loan losses specifically allocated to impaired loans. This represents a increase of $0.7 million from $6.9 million at December 31, 2006. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2007:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$1,221	$114
Real estate — construction and land development	2,766	548
Real estate — mortgages
Commercial	3,082	470
Other	551	73

Total	$7,620	$1,205

Potential Problem Loans. In addition to nonperforming loans, management has identified $16.3 million in potential problem loans as of June 30, 2007, compared to $5.2 million as of December 31, 2006. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming. These potential problem loans primarily consist of two large relationships totaling $11.4 million and $4.8 million, respectively, in which the borrowers were experiencing cash-flow shortages due to the slowdown in real estate activity along the northwest Florida coastal region. We are working closely with the borrowers and will continue to monitor the borrowers’ cash-flow position.
Stockholders’ Equity
Stock Repurchase Plan. We announced in June 2007 that beginning on or after August 2, 2007, we may purchase up to 1,000,000 shares of our outstanding common stock. The shares may be purchased, in the open market through negotiated or block transactions. We do not intend to repurchase any shares from our management team or other insiders. This stock repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.
Regulatory Capital. The table below represents our and our federal thrift subsidiary’s regulatory and minimum regulatory capital requirements at June 30, 2007 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$178,377	7.66%	$93,152	4.00%	$116,440	5.00%
Superior Bank	181,960	7.85	92,702	4.00	115,878	5.00
Total Capital (to Risk Weighted Assets)
Corporation	196,113	10.63	147,628	8.00	184,534	10.00%
Superior Bank	199,697	10.89	146,728	8.00	183,410	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	178,377	9.67	N/A	N/A	$110,721	6.00%
Superior Bank	181,960	9.92	N/A	N/A	110,046	6.00
Tangible Capital (to Adjusted Total Assets)
Superior Bank	181,960	7.85	34,763	1.50	N/A	N/A

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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $9.5 million in funds in the first six months of 2007, primarily due to net income of $4.3 million plus $2.1 million in depreciation and $1.7 million provision for loan losses. This compares to a net funds provided of $549,000 in the first six months of 2006 primarily due to net income, depreciation, and provision for loan losses of $2.1 million, $1.5 million, and $1.3 million, respectively, which were offset by increases in mortgage loans held for sale of $1.8 million and other assets of $2.0 million due to the prepayment of insurance.
Investing activities were a net user of funds in the first six months of 2007 primarily due to an increase in loans offset by investment security maturities. Investing activities were a net user of funds in the first six months of 2006 due to an increase in loans.
Financing activities were a net provider of funds in the first six months of 2007, primarily as a result of an increase in deposits. Financing activities were a net provider of funds in the first six months of 2006, as we increased our levels of brokered certificates of deposit while decreasing repurchase agreements and other borrowings.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Some of the disclosures in this Quarterly Report on Form 10-Q, including any statements preceded by, followed by, or which include, the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.
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

If one or more of the factors affecting our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.
We do not intend to update our forward-looking statements, whether written or oral, to reflect changes. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative or qualitative disclosures about market risk as of June 30, 2007 from those presented in our annual report on Form 10-K for the year ended December 31, 2006.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2007. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 16, 2007, we held our annual meeting of stockholders, at which the following actions were taken:
1.	The stockholders voted as follows to elect the following persons as directors, each to hold office for a one-year term:

NAME	FOR	WITHHELD
C. Stanley Bailey	26,031,085	676,951
Roger D. Barker	25,790,894	917,142
K. Earl Durden	25,872,603	835,433
Rick D. Gardner	26,111,653	596,383
Thomas E. Jernigan, Jr.	25,946,011	762,025
James Mailon Kent, Jr.	25,879,094	828,942
James M. Link	26,077,265	630,771
D. Dewey Mitchell	26,111,832	596,204
Barry Morton	26,111,500	596,536
Robert R. Parrish, Jr.	26,087,293	620,743
C. Marvin Scott	26,106,364	601,672
James C. White, Sr.	25,970,125	737,911
2.	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 60 million, as follows:

FOR	AGAINST	ABSTAIN

25,756,687	739,944	211,405
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

SUPERIOR BANCORP (Registrant)
Date: August 9, 2007	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: August 9, 2007	By:	/s/ Mark Tarnakow
Mark Tarnakow
Chief Financial Officer (Principal Financial Officer)