Form 10-Q
period 2007-09-30
SUPERIOR BANCORP
filed 2007-11-09
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File number 0-25033

Superior Bancorp
____________________________________________
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common stock, $.001 par value	40,282,981

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Cash and due from banks	$53,399	$49,783
Interest-bearing deposits in other banks	7,062	10,994
Federal funds sold	7,536	25,185
Investment securities available for sale	367,538	354,716
Tax lien certificates	13,935	16,313
Mortgage loans held for sale	26,942	24,433
Loans, net of unearned income	2,039,530	1,639,528
Less: Allowance for loan losses	(22,867)	(18,892)
Net loans	2,016,663	1,620,636
Premises and equipment, net	91,734	94,626
Accrued interest receivable	17,421	14,387
Stock in FHLB	17,870	12,382
Cash surrender value of life insurance	45,219	40,598
Goodwill and other intangibles	187,289	129,520
Other assets	50,183	47,417
Total assets	$2,902,791	$2,440,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$207,383	$191,323
Interest-bearing	1,942,654	1,679,518
Total deposits	2,150,037	1,870,841
Advances from FHLB	287,795	187,840
Federal funds purchased and security repurchase agreements	21,990	23,415
Notes payable	8,768	5,545
Junior subordinated debentures owed to unconsolidated subsidiary trusts	53,831	44,006
Capital lease obligation	3,756	3,798
Accrued expenses and other liabilities	29,279	29,458
Total liabilities	2,555,456	2,164,903
Stockholders’ equity
Common stock, par value $.001 per share; authorized 60,000,000 shares; shares issued 41,491,126 and 34,732,345, respectively; outstanding 40,282,981 and 34,651,669, respectively	41	35
Surplus	328,365	253,815
Retained earnings	31,653	26,491
Accumulated other comprehensive loss	(968)	(1,452)
Treasury stock, at cost	(11,105)	(716)
Unearned ESOP stock	(651)	(2,086)
Total stockholders’ equity	347,335	276,087
Total liabilities and stockholders’ equity	$2,902,791	$2,440,990

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$40,486	$23,366	$109,783	$62,038
Interest on taxable securities	4,271	3,248	12,805	8,757
Interest on tax-exempt securities	276	106	543	273
Interest on federal funds sold	91	142	373	229
Interest and dividends on other investments	875	596	2,304	1,418
Total interest income	45,999	27,458	125,808	72,715
Interest expense
Interest on deposits	21,410	12,653	57,659	30,833
Interest on other borrowed funds	3,617	3,093	9,636	8,212
Interest on junior subordinated debentures	1,066	797	3,062	2,338
Total interest expense	26,093	16,543	70,357	41,383
Net interest income	19,906	10,915	55,451	31,332
Provision for loan losses	1,179	550	2,884	1,850
Net interest income after provision for loan losses	18,727	10,365	52,567	29,482
Noninterest income
Service charges and fees on deposits	2,090	1,137	5,774	3,417
Mortgage banking income	970	919	3,052	2,158
Investment securities gains	—	—	242	—
Change in fair value of derivatives	202	6	169	43
Gain on cash surrender value of life insurance	481	443	1,381	1,222
Other income	1,181	315	2,931	1,377
Total noninterest income	4,924	2,820	13,549	8,217
Noninterest expenses
Salaries and employee benefits	10,724	6,390	30,959	18,064
Occupancy and equipment expense	3,506	1,806	9,650	5,391
Amortization of intangibles	494	104	1,102	233
Loss on extinguishment of debt	1,469	—	1,469	—
Merger-related costs	103	350	530	350
Loss on termination of ESOP	158	—	158	—
Subsidiary startup costs	—	135	—	135
Other expenses	4,836	3,421	13,504	9,566
Total noninterest expenses	21,290	12,206	57,372	33,739
Income before income taxes	2,361	979	8,744	3,960
Income tax expense	911	166	3,027	1,022
Net income	$1,450	$813	$5,717	$2,938

Basic net income per common share	$0.04	$0.04	$0.16	$0.14
Diluted net income per common share	$0.04	$0.04	$0.16	$0.14
Weighted average common shares outstanding	38,773	22,234	35,903	20,810
Weighted average common shares outstanding, assuming dilution	39,082	22,849	36,369	21,444

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$1,515	$8,741

Cash flows from investing activities:
Net decrease in interest-bearing deposits in other banks	3,932	2,709
Net decrease (increase) in federal funds sold	21,849	(1,009)
Proceeds from sales of securities available for sale	18,378	149,730
Proceeds from maturities of investment securities available for sale	63,345	10,921
Purchases of investment securities available for sale	(47,772)	(44,729)
Net increase in loans	(146,015)	(159,078)
Net cash received in business combinations	1,231	4,459
Proceeds from sales of premises and equipment	5,535	1,228
Purchases of premises and equipment	(9,839)	(8,683)
Proceeds from sale of repossessed assets	2,492	1,214
(Increase) decrease in stock in FHLB	(3,206)	1,594
Other investing activities, net	3,833	(6,965)
Net cash used by investing activities	(86,237)	(48,609)

Cash flows from financing activities:
Net increase in deposits	33,872	103,084
Net increase (decrease) in FHLB advances and other borrowed funds	53,642	(66,396)
Proceeds from notes payable	9,268	—
Principal payments on notes payable	(6,045)	(158)
Proceeds from issuance of junior subordinated debenture	22,680	—
Principal payment of junior subordinated debenture	(16,495)	—
Purchase of treasury stock	(9,223)	—
Proceeds from sale of common stock	639	1,214
Net cash provided by financing activities	88,338	37,744
Net increase (decrease) in cash and due from banks	3,616	(2,124)
Cash and due from banks at beginning of period	49,783	35,088
Cash and due from banks at end of period	$53,399	$32,964

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (“the Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2006. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Condensed Consolidated Statement of Financial Condition at December 31, 2006, which has been derived from the financial statements audited by Carr, Riggs & Ingram, LLC, independent registered public accountants, as indicated in their report, dated March 16, 2007, included in the Corporation’s Annual Report on Form 10-K, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 — Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. See Note 7 for other disclosures related to income taxes.

The Corporation adopted FIN 48 on January 1, 2007. As a result of the adoption, the Corporation recognized a charge of approximately $554,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Corporation had unrecognized tax benefits of $459,000, all of which, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Corporation had accrued interest expense related to the unrecognized tax benefits of approximately $145,000. Accrued interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if incurred, will be recognized in income tax expense as well.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to Alabama and Florida income taxes . The Corporation has concluded all U.S. federal income tax matters for years through 2002, including acquisitions.

All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the three- and nine-month periods ended September 30, 2007.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation will adopt SFAS 157 on January 1, 2008 and is assessing the impact of the adoption of SFAS 157.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 would allow the Corporation to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating SFAS 159 and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the Corporation’s consolidated financial statements if such election were made.

Note 3 — Acquisitions

People’s Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of People’s Community Bancshares, Inc. (“People’s”), of Sarasota, Florida on July 27, 2007 in exchange for 6,635,125 shares of the Corporation’s common stock valued at approximately $73,982,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76,429,000. As a result of the acquisition, the Corporation now operates three banking locations in Sarasota and Manatee Counties in Florida. This area is a significant addition to the Corporation’s largest market, which was expanded in 2006 by the Kensington acquisition discussed below.

The People’s transaction resulted in $47,502,000 of goodwill allocated to the Florida reporting unit and $9,810,000 of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

Management is completing its plan to consolidate People’s data processing operations and convert People’s accounts to the Corporation’s system. This conversion is expected to be completed in the first quarter of 2008. Certain costs associated with this conversion totaling approximately $575,000, which primarily includes contract cancellation costs, were estimated and accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Corporation has not finalized its valuation of certain intangible assets but plans to do so in the fourth quarter of 2007.

Amount
(In thousands)

Cash and due from banks	$3,854
Federal funds sold	4,200
Investment securities	47,684
Loans, net	254,047
Premises and equipment, net	2,318
Goodwill	47,502
Core deposit intangibles	9,810
Other assets	10,805
Deposits	(245,459)
Federal funds purchased and repurchase agreements	(6,905)
Advances from FHLB	(37,983)
Junior subordinated debentures	(3,962)
Other liabilities	(9,482)
Total consideration paid for People’s	$76,429

Community Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Community Bancshares, Inc. (“Community”) of Blountsville, Alabama on November 7, 2006 in exchange for 8,072,179 shares of the Corporation’s common stock valued at approximately $91,848,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, totaled $97,200,000. As a result of the acquisition, the Corporation added 18 banking locations and 15 consumer finance company locations in Alabama.

Kensington Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. of Tampa, Florida (“Kensington”) on August 31, 2006 in exchange for 6,226,722 shares of the Corporation’s common stock valued at approximately $71,200,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, totaled $71,372,000. As a result of the acquisition, the Corporation added 12 banking locations in the Tampa Bay area of Florida. This area is the Corporation’s largest market and has a higher projected population growth than any of the Corporation’s other banking markets.

Pro forma Results of Operations

The results of operations of People’s, Community and Kensington subsequent to their respective acquisition dates are included in the Corporation’s consolidated statements of income. The following pro forma information for the nine-month periods ended September 30, 2007 and 2006 reflects the Corporation’s pro forma consolidated results of operations as if the acquisitions of People’s, Community and Kensington occurred at January 1 of the respective period, unadjusted for potential cost savings.

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2007	September 30, 2006
Pro forma net interest income and noninterest income after provision for loan losses	$72,585	$74,806
Pro forma net income	6,226	10,537
Pro forma earnings per common share — basic	$0.15	$0.25
Pro forma earnings per common share — diluted	0.15	0.25

Note 4 — Segment Reporting

Beginning in the third quarter of 2007, the Corporation’s management made certain revisions to how it assesses the performance of its reportable business segments. The following presentation of segment data has been revised to reflect this change. The Corporation has two reportable segments, the Alabama Region, and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services. All of the corporate administrative costs and other banking activities have been removed from the Alabama Region. Administrative and other banking activities include the results of the Corporation’s investment portfolio, residential mortgage division, brokered deposits and borrowed funds positions.

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2006. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

	Alabama Region	Florida Region	Total Alabama and Florida	Administrative and Other	Superior Bancorp Combined
Three months ended September 30, 2007
Net interest income	$9,614	$10,593	$20,207	$(301)	$19,906
Provision for loan losses	1,794	837	2,631	(1,452)	1,179
Noninterest income	1,851	490	2,341	2,583	4,924
Noninterest expense	6,116	3,962	10,078	11,212	21,290
Operating profit (loss)	$3,555	$6,284	$9,839	$(7,478)	2,361
Income tax expense					911
Net income					$1,450
Total assets	$1,043,044	$1,126,161	$2,169,205	$733,586	$2,902,791
Three months ended September 30, 2006
Net interest income	$6,460	$6,239	$12,699	$(1,784)	$10,915
Provision for loan losses	587	263	850	(300)	550
Noninterest income	1,063	266	1,329	1,491	2,820
Noninterest expense	3,516	1,836	5,352	6,854	12,206
Operating profit (loss)	$3,420	$4,406	$7,826	$(6,847)	979
Income tax expense					166
Net income					$813
Total assets	$553,735	$821,111	$1,374,846	$461,252	$1,836,098
Nine months ended September 30, 2007
Net interest income	$28,010	$27,145	$55,155	$296	$55,451
Provision for loan losses	2,832	1,187	4,019	(1,135)	2,884
Noninterest income	5,262	1,152	6,414	7,135	13,549
Noninterest expense	18,483	10,060	28,543	28,829	57,372
Operating profit (loss)	$11,957	$17,050	$29,007	$(20,263)	8,744
Income tax expense					3,027
Net income					$5,717
Nine months ended September 30, 2006
Net interest income	$18,249	$17,728	$35,977	$(4,645)	$31,332
Provision for loan losses	2,168	448	2,616	(766)	1,850
Noninterest income	2,995	762	3,757	4,460	8,217
Noninterest expense	9,399	4,284	13,683	20,056	33,739
Operating profit (loss)	$9,677	$13,758	$23,435	$(19,475)	3,960
Income tax expense					1,022
Net income					$2,938

Note 5 — Net Income per Common Share

The following table shows the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
For basic and diluted, net income	$1,450	$813	$5,717	$2,938

Denominator:
For basic, weighted average common shares outstanding	38,773	22,234	35,903	20,810
Effect of dilutive stock options and restricted stock	309	615	466	634
Average diluted common shares outstanding	39,082	22,849	36,369	21,444
Basic net income per common share	$.04	$.04	$.16	$.14
Diluted net income per common share	$.04	$.04	$.16	$.14

Note 6 — Comprehensive Income

Total comprehensive income was $3,358,000 and $6,201,000 for the three- and nine-month periods ended September 30, 2007, respectively, and $3,308,000 and $3,027,000 for the three- and nine-month periods ended September 30, 2006, respectively. Total comprehensive income consists of net income and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.

Note 7 — Income Taxes

The effective tax rate increased in the three- and nine- month periods ended September 30, 2007 primarily as a result of higher levels of pre-tax income, the recognition of a taxable gain from the exchange of certain single-premium life insurance policies and the recapture of tax credits related to the sale of condominium units. The difference in the effective tax rate in the nine months ended September 30, 2007 and 2006 and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies. The Corporation adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is described in Note 2.

Note 8 — Stockholders’ Equity

Stock Repurchase Plan

The Corporation announced in June 2007 that the Board of Directors had approved the repurchase of up to 1,000,000 shares of the Corporation’s outstanding common stock. During the quarter ended September 30, 2007, the Corporation purchased 1,000,000 shares of then outstanding stock at an average price of $9.22 per share, which have been recorded, at cost, as treasury stock in the statement of financial condition. The shares were purchased in the open market through negotiated or block transactions and were not repurchased from the Corporations management team or other insiders.

The Corporation announced in October 2007, that the Board of Directors approved the purchase of an additional 1,000,000 shares of its outstanding common stock beginning on or after November 2, 2007. The shares may be purchased in the open market through negotiated or block transactions. The Corporation does not intend to repurchase any shares from its management team or other insiders. This stock repurchase program does not obligate the Corporation to acquire any specific number of shares and may be suspended or discontinued at any time.

Termination of Superior ESOP

Effective August 31, 2007, the Corporation terminated the Superior Bancorp Employee Stock Ownership Plan (the “ESOP”). The ESOP was leveraged, and a promissory note existed between the ESOP and the Corporation that had a remaining balance of $1,165,000 at the termination date. The promissory note was satisfied by the transfer from the ESOP to the Corporation of 127,469 unallocated shares of Corporation common stock valued at a price of $9.14 per share, the closing price that day. The Corporation transferred these shares during the third quarter of 2007 to treasury stock at current market value from the unallocated ESOP shares account. The remaining 17,178 unallocated shares were committed to be allocated to the participants’ accounts, and, as a result, the Corporation recognized additional compensation expense during the third quarter of 2007 of approximately $158,000.

The Corporation still sponsors an additional, internally leveraged, ESOP as a result of its merger with Community.

Stock Incentive Plan

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

During the first quarter of 2005, the Corporation granted 1,690,937 options to the new management team. These options have exercise prices ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the table below.

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the nine-month periods ended September 30, 2007 and 2006:

	2007	2006
Risk free interest rate	4.49%	4.54%
Volatility factor	29.33%	30.16%
Weighted average life of options (in years)	5.00	5.00
Dividend yield	0.00%	0.00%

A summary of stock option activity as of September 30, 2007 and changes during the nine months then ended is shown below:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Under option, January 1, 2007	3,042,597	$8.07
Granted	271,596	10.09
Exercised	(85,000)	(6.37)
Forfeited	(18,500)	(10.46)
Under option, September 30, 2007	3,210,693	$8.27	6.95	$2,903,419
Exercisable at end of period	2,770,097	$7.94	5.66	$2,903,419
Weighted-average fair value per option of options granted during the period	$3.45

The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2007 was $266,000 and $287,000, respectively. The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 was $26,000 and $767,000, respectively. As of September 30, 2007, there was $1,125,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a 25-to 30-month period unless the shares vest earlier based on achievement of benchmark trading price levels. During the three- and nine-month periods ended September 30, 2007, the Corporation recognized approximately $164,000 and $308,000, respectively, in compensation expense related to options granted. During the three- and nine-month periods ended September 30, 2006, the Corporation recognized approximately $41,000 and $88,000, respectively, in compensation expense related to options granted.

Note 9 - Property Classified as Held-for-Sale

During the second quarter of 2007, management committed to a plan to sell real estate that is no longer used in the Corporation’s operations. The real estate consists of two groups. The first group contains the former corporate headquarters and administrative office facilities of Community in Blountsville, Alabama, and the second group consists of seven condominium units located in the John Hand Building in downtown Birmingham, Alabama, where the Corporation’s headquarters and operations center are housed.

Management committed to the sale of the Community property in Blountsville because the size and location of the facility does not meet the Corporation’s current needs or future expansion plans. Management expects to sell the property within the next 12 months to an unrelated party. The property’s current carrying value, included in other assets, is $4,292,000, which approximates its market value. Management is in the process of obtaining a final estimate of fair value which, if different, will be adjusted through the final allocation of Community’s purchase price (See Note 3).

Management committed to the sale of the condominium units because the rental operations are not a part of the Corporation’s long-term strategy. Management expects to sell the units within the next 12 months. The current carrying value of the condominiums, included in other assets, is $1,992,000, which is lower than the current market price.

Both groups of assets are included as part of the administrative reporting unit.

Note 10- Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

On July 19, 2007, the Corporation issued approximately $22,000,000 in aggregate principal amount of Trust Preferred Securities and a like amount of related subordinated debentures through the Corporation’s wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust I. The Trust Preferred Securities and subordinated debentures bear interest at a floating rate of three-month LIBOR plus 1.33% that is payable quarterly. The Trust Preferred Securities, which may be redeemed on or after September 15, 2012, will mature on September 15, 2037.

On July 25, 2007, the Corporation completed its redemption of approximately $16,000,000 in aggregate outstanding principal amount of Trust Preferred Securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by the Corporation’s wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. The Corporation called the securities for redemption effective July 25, 2007 at a redemption price equal to 106.15% of par. The Corporation incurred a loss of approximately $1,469,000 ($925,000, net of tax, or $.02 per share), during the third quarter of 2007 relating to the redemption of the outstanding Trust Preferred Securities.

The remaining proceeds from the issuance of the new trust preferred securities were used in the stock repurchase program and for other corporate purposes.

Note 11- Sale-Leaseback Transactions

On July 24, 2007, the Corporation’s banking subsidiary sold a branch office building in Huntsville, Alabama to a limited liability company, of which one of the Corporation’s directors is a member, for $3,000,000. The limited liability company then leased the building back to the banking subsidiary. The initial term of the lease is 14 years and may be renewed, at the banking subsidiary’s option, for three additional terms of five years each. The amount of the monthly lease payments to be made by Superior Bank is $19,500 for the first year of the lease and increases annually until it reaches $26,881 per month in year 14. Annual rent escalations associated with this lease are being accounted for on a straight-line basis over 14 years. Rent for the renewal terms is to be determined based on appraisals of the property. No gain or loss was recognized on this transaction, which was entered into in the ordinary course of business and is being accounted for as an operating lease.

On September 7, 2007, the Corporation’s banking subsidiary sold an additional branch office building in Huntsville, Alabama to an unrelated party for $2,445,000. The purchaser then leased the building back to the banking subsidiary. The initial term of the lease is 15 years and may be renewed, at the banking subsidiary’s option, for three additional terms of five years each. The amount of the monthly lease payments to be made by the banking subsidiary is $11,225 for the initial term. Rent for the renewal terms is to be determined based on future appraisals of the property. No gain or loss was recognized on this transaction, which was entered into in the ordinary course of business and is being accounted for as an operating lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of our September 30, 2007 condensed consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles.

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

Recent Developments

On July 27, 2007, we announced we had completed our merger with People’s Community Bancshares, Inc. (“People’s”). People’s was the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. People’s had total assets of approximately $321 million, total loans of approximately $259 million and total deposits of approximately $245 million. Under the terms of the merger agreement, we issued 2.9036 shares for each share of People’s stock, or approximately 6.6 million shares of our common stock. (See Note 3 to the Condensed Consolidated Financial Statements.)

Overview

Our principal subsidiary is Superior Bank, a federal savings bank headquartered in Birmingham, Alabama, which operates 66 banking offices from Huntsville, Alabama to Venice, Florida and 20 consumer finance company offices in Alabama. Our Florida franchise currently has 26 branches. Superior Bank continues its de novo branch strategy with eight of 20 planned new branches already opened in key Alabama and Florida markets contributing approximately $102 million of core deposits as of September 30, 2007. For the nine months ended September 30, 2007, non interest expense associated with the new branches was $2.0 million, or approximately a 2% premium on deposits. Nine new branches are scheduled to open during the fourth quarter of 2007 and three branches in early 2008 in Alabama and Florida. Superior Bank will invest approximately $25 to $30 million toward its de novo expansion program.

Our total assets were $2.903 billion at September 30, 2007, an increase of $462 million, or 18.9%, from $2.441 billion as of December 31, 2006. Our total loans, net of unearned income, were $2.039 billion at September 30, 2007, an increase of $400 million, or 24.4%, from $1.639 billion as of December 31, 2006. Our total deposits were $2.150 billion at September 30, 2007, an increase of $279 million, or 14.9%, from $1.871 billion as of December 31, 2006. Our total stockholders’ equity was $347 million at September 30, 2007, an increase of $71 million, or 25.8%, from $276 million as of December 31, 2006. Our acquisition of People’s contributed significantly to this growth. As of September 30, 2007, the locations added by the People’s acquisition had total assets of $364 million, total loans of $247 million and total deposits of $241 million.

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

Results of Operations

Net income increased $637,000, or 78.4%, to $1.45 million for the three months ended September 30, 2007 (third quarter of 2007), from $813,000 for the three months ended September 30, 2006 (third quarter of 2006). Net income increased $2.78 million, or 94.6%, to $5.72 million for the nine months ended September 30, 2007, from $2.94 million for the nine months ended September 30, 2006. The following table presents key earnings data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Superior Bancorp and Subsidiaries
Net income	$1,450	$813	$5,717	$2,938
Net income per common share (diluted)	0.04	0.04	0.16	0.14
Net interest margin	3.38%	2.94%	3.43%	3.10%
Net interest spread	3.03	2.71	3.10	2.88
Return on average assets	0.21	0.20	0.30	0.26
Return on average tangible assets	0.22	0.20	0.32	0.26
Return on average stockholders’ equity	1.75	2.46	2.60	3.44
Return on average tangible equity	3.61	3.77	5.00	3.87
Book value per share	$8.63	$6.84	$8.63	$6.84
Tangible book value per share	3.98	4.56	3.98	4.56

Banking Subsidiary, Superior Bank
Net income	$3,700	$1,514	$10,144	$5,272
Return on average assets	0.54%	0.36%	0.54%	0.48%
Return on average tangible assets	0.58	0.37	0.57	0.47
Return on average stockholders’ equity	4.01	4.60	4.14	6.19
Return on average tangible equity	7.37	6.95	7.29	6.94

The increase in our net income during the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 is primarily the result of an increase in net interest income and noninterest income offset by an increase in noninterest expenses. The increase in each of these components is primarily attributable to our de novo branch strategy and our acquisitions of People’s in the third quarter of 2007, and Kensington and Community in the third and fourth quarters, respectively, of 2006.

Net Interest Income.Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Third Quarter 2007 vs 2006			First Nine Months of 2007 vs 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$786,304	$17,120	0.25%	$701,371	$47,745	0.53%
Investment securities
Taxable	67,475	1,023	0.22	88,422	4,048	0.57
Tax-exempt	16,038	257	0.22	8,232	408	0.37
Total investment securities	83,513	1,280	0.26	96,654	4,456	0.57
Federal funds sold	(3,720)	(51)	(0.07)	3,259	146	0.28
Other investments	7,948	279	1.33	13,407	886	(2.18)
Total interest -earning assets	$874,045	18,628	0.40	$814,691	53,233	0.58

	Increase (Decrease) in
	Third Quarter 2007 vs 2006			First Nine Months of 2007 vs 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Interest-bearing liabilities:
Demand deposits	$243,337	2,170	0.20	$214,378	7,165	0.49
Savings deposits	32,324	232	1.34	26,367	453	1.10
Time deposits	441,580	6,355	0.37	450,008	19,208	0.50
Other borrowings	38,360	524	0.03	24,708	1,424	0.27
Subordinated debentures	20,556	269	(1.84)	14,831	724	(1.03)

Total interest-bearing liabilities	$776,157	9,550	0.08	$730,292	28,974	0.36

Net interest income/net interest spread		9,078	0.32%		24,259	0.22%

Net yield on earning assets			0.44%			0.33%
Taxable equivalent adjustment:
Investment securities		87			139
Net interest income		$8,991			$24,120

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,944,252	$40,486	8.26%	$1,157,948	$23,366	8.01%
Investment securities
Taxable	326,585	4,271	5.19	259,110	3,248	4.97
Tax-exempt (2)	26,638	418	6.23	10,600	161	6.01
Total investment securities	353,223	4,689	5.27	269,710	3,409	5.01
Federal funds sold	6,792	91	5.29	10,512	142	5.36
Other investments	47,936	875	7.24	39,988	596	5.91
Total interest-earning assets	2,352,203	46,141	7.78	1,478,158	27,513	7.38
Noninterest-earning assets:
Cash and due from banks	44,921			32,340
Premises and equipment	91,727			62,702
Accrued interest and other assets	272,138			93,061
Allowance for loan losses	(21,813)			(12,832)
Total assets	$2,739,176			$1,653,429

	Three Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$599,656	$5,801	3.84%	$356,319	$3,631	4.04%
Savings deposits	54,812	265	1.92	22,488	33	0.58
Time deposits	1,200,005	15,344	5.07	758,425	8,989	4.70
Other borrowings	273,579	3,617	5.25	235,218	3,093	5.22
Subordinated debentures	52,515	1,066	8.05	31,959	797	9.89
Total interest-bearing liabilities	2,180,567	26,093	4.75	1,404,409	16,543	4.67
Noninterest-bearing liabilities:
Demand deposits	197,977			100,872
Accrued interest and other liabilities	32,723			16,984
Stockholders’ equity	327,909			131,163
Total liabilities and stockholders’ equity	$2,739,176			$1,653,428
Net interest income/net interest spread		20,048	3.03%		10,970	2.71%
Net yield on earning assets			3.38%			2.94%
Taxable equivalent adjustment:
Investment securities (2)		142			55
Net interest income		$19,906			$10,915
____________
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007 vs. 2006 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$17,120	$753	$16,367
Interest on securities:
Taxable	1,023	149	874
Tax-exempt	257	4	253
Interest on federal funds	(51)	(1)	(50)
Interest on other investments	279	148	131
Total interest income	18,628	1,053	17,575
Expense from interest-bearing liabilities:
Interest on demand deposits	2,170	(188)	2,358
Interest on savings deposits	232	143	89
Interest on time deposits	6,355	757	5,598
Interest on other borrowings	524	18	506
Interest on subordinated debentures	269	(169)	438
Total interest expense	9,550	561	8,989
Net interest income	$9,078	$492	$8,586
____________
(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$1,769,343	$109,783	8.30%	$1,067,972	$62,038	7.77%
Investment securities
Taxable	327,981	12,805	5.22	239,560	8,757	4.89
Tax-exempt (2)	17,698	822	6.21	9,466	414	5.84
Total investment securities	345,679	13,627	5.27	249,026	9,171	4.92
Federal funds sold	9,135	373	5.47	5,876	228	5.19
Other investments	47,214	2,305	6.53	33,805	1,418	5.61
Total interest-earning assets	2,171,371	126,088	7.76	1,356,679	72,855	7.18
Noninterest-earning assets:
Cash and due from banks	43,965			24,927
Premises and equipment	93,975			58,823
Accrued interest and other assets	242,629			84,416
Allowance for loan losses	(19,871)			(12,394)
Total assets	$2,532,069			$1,512,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$545,465	$15,134	3.71%	$331,086	$7,969	3.22%
Savings deposits	47,519	504	1.42	21,152	51	0.32
Time deposits	1,135,872	42,021	4.95	685,864	22,813	4.45
Other borrowings	242,243	9,636	5.32	217,535	8,212	5.05
Subordinated debentures	46,790	3,062	8.75	31,959	2,338	9.78
Total interest-bearing liabilities	2,017,889	70,357	4.66	1,287,596	41,383	4.30
Noninterest-bearing liabilities:
Demand deposits	185,704			95,376
Accrued interest and other liabilities	33,946			15,386
Stockholders’ equity	294,530			114,093
Total liabilities and stockholders’ equity	$2,532,069			$1,512,451
Net interest income/net interest spread		55,731	3.10%		31,472	2.88%
Net yield on earning assets			3.43%			3.10%
Taxable equivalent adjustment:
Investment securities (2)		280			140
Net interest income		$55,451			$31,332
____________
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine-month periods ended September 30, 2007 and 2006.

	Nine Months Ended September 30, 2007 vs. 2006 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$47,745	$4,492	$43,253
Interest on securities:
Taxable	4,048	626	3,422
Tax-exempt	408	28	380
Interest on federal funds	146	13	133
Interest on other investments	886	259	627
Total interest income	53,233	5,418	47,815
Expense from interest-bearing liabilities:
Interest on demand deposits	7,165	1,364	5,801
Interest on savings deposits	453	332	121
Interest on time deposits	19,208	2,808	16,400
Interest on other borrowings	1,424	456	968
Interest on subordinated debentures	724	(267)	991
Total interest expense	28,974	4,693	24,281
Net interest income	$24,259	$725	$23,534
____________

(1) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income increased $2.1 million and $5.3 million, or 74.6% and 64.9%, to $4.9 million and $13.5 million for the third quarter and first nine months of 2007, respectively, from $2.8 million and $8.2 million for the third quarter and first nine months of 2006, respectively. The components of noninterest income for the third quarter and first nine months of 2007 and 2006 consisted of the following:

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,090	$1,137	83.82%
Mortgage banking income	970	919	5.55
Change in fair value of derivatives	202	6	3,266.67
Increase in cash surrender value of life insurance	481	443	8.58
Other noninterest income	1,181	315	274.92
Total	$4,924	$2,820	74.61%

	Nine Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$5,774	$3,417	68.98%
Mortgage banking income	3,052	2,158	41.43
Investment securities gains	242	—	100.00
Change in fair value of derivatives	169	43	293.02
Increase in cash surrender value of life insurance	1,381	1,222	13.01
Other noninterest income	2,931	1,377	112.85
Total	$13,549	$8,217	64.89%

The increases in service charges on deposits and fees are primarily attributable to an increased customer base resulting from our acquisitions. The increase in mortgage banking income is the result of an increase in the volume of originations. The increase in other noninterest income is primarily due to increases in credit life insurance commissions, brokerage commissions and ATM network fees. Our credit life insurance commissions have increased due to the acquisition of a consumer finance company subsidiary as part of the Community purchase. The increase in brokerage commissions is the result of increased volume in our investment subsidiary, and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations, acquired through acquisitions or new branch locations.

Noninterest expenses. Noninterest expenses increased $9 million, or 74.42%, to $21.3 million for the third quarter of 2007 from $12.2 million for the third quarter of 2006. This increase is primarily due to our acquisitions, extinguishment of debt and the opening of new branch locations. Selected key ratios, as shown below, remained level between the periods with the efficiency ratio showing some improvement. Continued branch expansion is expected to put pressure on these ratios. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the third quarters of 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$10,724	$6,390	70.30%
Occupancy and equipment expense	3,506	1,806	94.13
Amortization of intangibles	494	104	375.00
Loss on extinguishment of debt	1,469	—	—
Merger-related costs	103	350	(70.57)
Loss on termination of ESOP	158	—	—
Subsidiary startup costs	—	135	(100.00)
Professional fees	529	604	(12.42)
Insurance expense	646	451	43.24
Postage, stationery and supplies	508	273	86.08
Communications expense	489	214	128.50
Advertising expense	536	366	46.45
Other operating expense	2,128	1,513	40.65
Total	$21,290	$12,206	74.42%

Selected Key Ratios
Noninterest income to average assets (1)	0.67%	0.67%
Noninterest expense to average assets (2)	2.76	2.70
Efficiency ratio (2)	77.13	81.49
____________
(1)	Noninterest income has been adjusted for the change in fair value of derivatives and security gains (losses).
(2)	Noninterest expense has been adjusted for amortization of intangibles, extinguishment of debt, merger-related costs, termination of ESOP and other losses on the sale of assets.

Noninterest expenses increased $23.6 million, or 70.1%, to $57.4 million for the first nine months of 2007 from $33.7 million for the first nine months of 2006. This increase is primarily due to our acquisitions and the opening of new branch locations. Selected key ratios, as shown below, improved from the first nine months of 2006 to the first nine months of 2007. Continued branch expansion is expected to put pressure on these ratios. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the first nine months of 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$30,959	$18,064	71.39%
Occupancy and equipment expense	9,650	5,391	79.00
Amortization of intangibles	1,102	233	372.96
Loss on extinguishment of debt	1,469	—	—
Merger-related costs	530	350	51.43
Loss on termination of ESOP	158	—	—
Subsidiary startup costs	—	135	(100.00)
Professional fees	1,549	1,860	(16.72)
Insurance expense	1,551	1,311	18.31
Postage, stationery and supplies	1,682	812	107.14
Communications expense	1,469	587	150.26
Advertising expense	1,760	920	91.30
Other operating expense	5,493	4,076	34.76
Total	$57,372	$33,739	70.05%

Selected Key Ratios
Noninterest income to average assets (1)	0.69%	0.71%
Noninterest expense to average assets (2)	2.85	2.88
Efficiency ratio (2)	78.88	82.52
____________
(1)	Noninterest income has been adjusted for the change in fair value of derivatives and security gains (losses).
(2)	Noninterest expense has been adjusted for amortization of intangibles, extinguishment of debt, merger-related costs, termination of ESOP and other losses on the sale of assets.

Income tax expense. We recognized income tax expense of $911,000 and $3.0 million for the third quarter of 2007 and first nine months of 2007, respectively, compared to $166,000 and $1.0 million for the third quarter of 2006 and first nine months of 2006, respectively. Our effective tax rate increased in 2007 compared to 2006 due to higher levels of income, recognition of taxable gains on the exchange of bank-owned life insurance and the recapture of tax credits related to the sale of condominium units. The difference in the effective tax rates in the first nine months of 2007 and 2006 and the blended federal statutory rate of 34% and state tax rates between 5% and 6%, is primarily due to certain tax-exempt income from investments and insurance policies. We adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is described in Note 2 to the Condensed Consolidated Financial Statements.

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

The provision for loan losses was $1.2 million for the third quarter of 2007, an increase of $629,000, or 114.4%, from $550,000 in the third quarter of 2006. The provision for loan losses was $2.9 million for the first nine months of 2007, an increase of $1.0 million, or 55.9%, from $1.9 million in the first nine months of 2006. During the third quarter and first nine months of 2007, we had net charged-off loans totaling $1.2 million and $2.6 million, respectively, compared to net charged-off loans of $654,000 and $1.6 million in the third quarter and first nine months of 2006, respectively. The annualized ratio of net charged-off loans to average loans was 0.24% and 0.20% for the three- and nine-month periods ended September 30, 2007, compared to the .23% and 0.21% for the three- and nine-month periods ended September 30, 2006, and .20% for the year ended December 31, 2006, respectively. The allowance for loan losses totaled $22.9 million, or 1.12% of loans, net of unearned income, at September 30, 2007, compared to $18.9 million, or 1.15% of loans, net of unearned income, at December 31, 2006. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

Financial Condition

Total assets were $2.902 billion at September 30, 2007, an increase of $461 million, or 18.9%, from $2.441 billion as of December 31, 2006. Average total assets for the first nine months of 2007 were $2.532 billion, which was supported by average total liabilities of $2.237 billion and average total stockholders’ equity of $295 million.

People’s Acquisition. We completed the acquisition of 100% of the outstanding stock of People’s on July 27, 2007 in exchange for 6,635,125 shares of our common stock valued at approximately $74 million (see Note 3 to Condensed Consolidated Financial Statements). The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76 million. As a result of the acquisition we now operate three banking locations in Sarasota and Manatee Counties of Florida. This area is a significant addition to our largest market, which we expanded in 2006 with the Kensington acquisition.

The People’s transaction resulted in $47 million of goodwill allocated to the Florida reporting unit and $10 million of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

Management is completing its plan to consolidate People’s data processing operations and convert People’s accounts to our system. This conversion is expected to be completed in the first quarter of 2008. Certain costs associated with this conversion, totaling approximately $575,000, were estimated and accrued as of the acquisition date and consist primarily of contract cancellation costs.

Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $18.0 million, or 20.9%, to $68.0 million at September 30, 2007 from $86.0 million at December 31, 2006. At September 30, 2007, short-term liquid assets comprised 2.3% of total assets, compared to 3.5% at December 31, 2006. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.

Investment Securities. Total investment securities increased $12.8 million, or 3.6%, to $367.5 million at September 30, 2007, from $354.7 million at December 31, 2006. The acquisition of People’s added approximately $47.0 million in investment securities during the third quarter of 2007. Excluding the People’s acquisition, investment securities declined approximately $34.0 million from December 31, 2006 primarily as a result of maturities, calls and principal pay-downs which have been used primarily to fund loan growth. Average investment securities totaled $345.7 million for the first nine months of 2007 compared to $249.0 million for the first nine months of 2006. Investment securities were 14.8% of interest-earning assets at September 30, 2007, compared to 17.0% at December 31, 2006. The investment portfolio produced an average tax-equivalent yield of 5.27% for the first nine months of 2007, compared to 4.92% for the first nine months of 2006.

The following table presents the carrying value of the securities we held at the dates indicated.

Investment Portfolio
	Available for Sale
	September 30, 2007	December 31, 2006	Percent Change
	(Dollars in thousands)
U.S. Treasury and agencies	$103,581	$111,852	(7.40)%
State and political subdivisions	32,757	12,942	153.10
Mortgage-backed securities	196,931	184,453	6.76
Corporate debt and other securities	34,269	45,469	(24.63)
Total investment securities	$367,538	$354,716	3.61%

Loans. Loans, net of unearned income, totaled $2.039 billion at September 30, 2007, an increase of 24.4%, or $399 million, from $1.640 billion at December 31, 2006. Mortgage loans held for sale totaled $26.9 million at September 30, 2007, an increase of $2.5 million from $24.4 million at December 31, 2006. Average loans, including mortgage loans held for sale, totaled $1.769 billion for the first nine months of 2007 compared to $1.067 billion for the first nine months of 2006. Loans, net of unearned income, were 82.2% of interest-earning assets at September 30, 2007, compared to 78.7% at December 31, 2006. The loan portfolio produced an average yield of 8.30% for the first nine months of 2007, compared to 7.77% for the first nine months of 2006.

The People’s acquisition contributed approximately $258 million in loans at the acquisition date and had outstanding balances of $247 million as of September 30, 2007.

The following table details the distribution of the loan portfolio by category as of September 30, 2007 and December 31, 2006:

DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	September 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$175,784	8.61%	$172,872	10.53%
Real estate — construction and land development	673,829	33.02	547,772	33.37
Real estate — mortgage
Single-family	533,531	26.14	456,341	27.80
Commercial	562,791	27.58	362,542	22.09
Other	40,960	2.01	46,895	2.86
Consumer	52,553	2.58	54,462	3.32
Other	1,353.06		438.03
Total loans	2,040,801	100.0%	1,641,322	100.0%
Unearned income	(1,271)		(1,794)
Allowance for loan losses	(22,867)		(18,892)

Net loans	$2,016,663		$1,620,636

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	September 30, 2007	December 31, 2006	Percent Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,039,530	$1,639,580	24.40%
Alabama segment	929,476	872,870	6.49
Florida segment	934,524	625,633	49.37
Other	175,530	141,025	24.47

Property and Equipment. Property and equipment totaled $91.7 million at September 30, 2007, a decrease of 3.1%, or $2.9 million, from $94.6 million at December 31, 2006. This decrease is primarily due to a reclassification of certain properties to the held-for-sale category and the sale and lease-back of two branch facilities (See Notes 9 and 11 to the Condensed Consolidated Financial Statements). The People’s acquisition added approximately $2.3 million in property and equipment. We also announced on July 25, 2007 that our banking subsidiary will be expanding into Citrus and Marion Counties with four new offices in the Tampa Bay area. The four new offices will be in Homosassa, Inverness, Dunnellon and Beverly Hills. These existing facilities were purchased in October, 2007 from a large regional bank for approximately $4.5 million, and are expected to open and begin serving customers in the fourth quarter of 2007.

Deposits. Noninterest-bearing deposits totaled $207.3 million at September 30, 2007, an increase of 8.4%, or $16.0 million, from $191.3 million at December 31, 2006. Noninterest-bearing deposits were 9.6% of total deposits at September 30, 2007 compared to 10.2% at December 31, 2006.

Interest-bearing deposits totaled $1.943 billion at September 30, 2007, an increase of 15.7%, or $263 million, from $1.680 billion at December 31, 2006. Interest-bearing deposits averaged $1.728 billion for the first nine months of 2007 compared to $1.038 billion for the first nine months of 2006. The average rate paid on all interest-bearing deposits during the first nine months of 2007 was 4.66%, compared to 3.97% for the first nine months of 2006.

The People’s acquisition contributed approximately $245 million in deposits at the acquisition date. As of September 30, 2007 People’s deposits totaled approximately $241 million, of which $33 million were noninterest-bearing and $208 million were interest-bearing.

The following table sets forth the composition of our total deposit accounts at the dates indicated.

	September 30, 2007	December 31, 2006	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$207,383	$191,323	8.39%
Alabama segment	124,232	130,129	(4.53)
Florida segment	73,784	49,742	48.33
Other	9,367	11,452	(18.21)

Interest-bearing demand	631,260	552,887	14.18
Alabama segment	252,068	220,514	14.31
Florida segment	231,172	115,528	100.10
Other	148,020	216,845	(31.74)

Savings	58,966	42,717	38.04
Alabama segment	32,354	28,161	14.89
Florida segment	26,065	14,323	81.98
Other	547	233	134.76

Time deposits	1,252,428	1,083,914	15.27
Alabama segment	659,964	592,900	16.37
Florida segment	443,694	341,161	30.05
Other	148,770	149,853	(0.72)

Total deposits	$2,150,037	$1,870,841	14.92%
Alabama segment	$1,068,618	$971,704	9.97%
Florida segment	$774,715	$520,754	48.77%
Other	$306,704	$378,383	(18.94)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $288 million at September 30, 2007, an increase of 53.25%, or $100 million, from $188 million at December 31, 2006. The People’s acquisition contributed approximately $42 million in FHLB advances. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and have a weighted average interest rate of approximately 5.21% at September 30, 2007. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts. On July 19, 2007, we issued approximately $22 million in aggregate principal amount of Trust Preferred Securities and a like amount of related subordinated debentures through our wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust I. On July 25, 2007, we completed our redemption of approximately $16 million in aggregate outstanding principal amount of Trust Preferred Securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by our wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. (See Note 10 to the Condensed Consolidated Financial Statements).

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

The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with the loan officer having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and senior management. Based on the assigned risk ratings, the criticized and classified loans in the portfolio are segregated according to the following regulatory classifications: Special Mention, Substandard, Doubtful or Loss.

Pursuant to SFAS No. 114, impaired loans are specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment.

Reserve percentages assigned to homogeneous loans are based on historical charge-off experience adjusted for current trends in the portfolio and other risk factors.

As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the Board of Directors . We have a centralized loan administration department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

SUMMARY OF LOAN LOSS EXPERIENCE

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2007	2006	2007	2006	2006
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$19,147	$12,311	$18,892	$12,011	$12,011
Allowance of acquired bank	3,717	1,016	3,717	1,016	6,697
Charge-offs:
Commercial and industrial	247	456	684	1,071	1,450
Real estate — construction and land development	120	-	121	44	378
Real estate — mortgage
Single-family	350	87	799	537	625
Commercial	570	226	589	321	416
Other	-	4	206	15	15
Consumer	472	141	1,409	545	860
Other	-	-	-	2	2
Total charge-offs	1,759	914	3,808	2,535	3,746
Recoveries:
Commercial and industrial	78	104	334	322	465
Real estate — construction and land development	275	2	283	123	126
Real estate — mortgage
Single-family	87	27	144	83	102
Commercial	3	21	23	75	363
Other	10	17	68	63	73
Consumer	106	89	304	215	301
Other	24	—	26	—	—
Total recoveries	583	260	1,182	881	1,430
Net charge-offs	1,176	654	2,626	1,654	2,316
Provision for loan losses	1,179	550	2,884	1,850	2,500
Allowance for loan losses at end of period	$22,867	$13,223	$22,867	$13,223	$18,892
Loans at end of period, net of unearned income	$2,039,530	$1,257,640	$2,039,530	$1,257,640	$1,639,528
Average loans, net of unearned income	1,921,404	1,157,948	1,745,261	1,067,972	1,176,844
Ratio of ending allowance to ending loans	1.12%	1.05%	1.12%	1.05%	1.15%
Ratio of net charge-offs to average loans (1)	0.24%	0.23%	0.20%	0.21%	0.20%
Net charge-offs as a percentage of:
Provision for loan losses	99.83%	118.91%	91.09%	89.41%	92.64%
Allowance for loan losses (1)	20.42%	19.62%	15.36%	16.72%	12.26%
Allowance for loan losses as a percentage of nonperforming loans	97.35%	307.15%	97.35%	307.15%	219.88%
____________
(1)	Annualized.

Compared to the third quarter of 2006, we have realized some weakness in overall asset quality. Nonperforming assets (“NPAs”) as a percentage of total loans plus nonperforming assets increased to 1.24% as of September 30, 2007, compared to 0.63% as of December 31, 2006. We believe this decline in asset quality is attributable primarily to current market and economic conditions. The overall increase in NPAs can be primarily attributed to the bank acquisition consummated in the third quarter, credits located in northwest Florida adversely affected by the real estate slowdown in that region and the inconsistent payment performance of a multifamily project located in the Atlanta, Georgia metropolitan area. Management is actively monitoring these credits and does not currently expect any significant losses. We believe that the current allowance for loan losses is sufficient for the increase in NPAs and the corresponding decline in coverage ratios, as compared to the prior periods, as these changes are related to loans on which we currently believe we will incur no loss.

The provision for loan losses was $2.9 million for the first nine months of 2007, an increase of $1.0 million, or 55.9%, from $1.9 million in the first nine months of 2006. We had net charged-off loans totaling $1.2 million and $2.6 million during the third quarter and first nine months of 2007, respectively, compared to net charged-off loans totaling $654,000 and $1.7 million in the third quarter and first nine months of 2006, respectively. The annualized ratio of net charged-off loans to average loans was 0.24% and 0.20% for the three- and nine-month periods ended September 30, 2007, respectively, compared to .23% and 0.21% for the three- and nine-month periods ended September 30, 2006, respectively, and 0.20% for the year ended December 31, 2006. The total required allowance for loan losses as a percentage of total loans decreased from 1.15% at December 31, 2006 to 1.12% at September 30, 2007.

Nonperforming Assets. Nonperforming assets increased $14.8 million, to $25.2 million as of September 30, 2007 from $10.4 million at December 31, 2006. The following table represents our nonperforming assets for the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual	$17,066	$7,773
Accruing loans 90 days or more delinquent	5,923	514
Restructured	499	305
Total nonperforming loans	23,488	8,592
Other real estate owned assets and repossessed assets	1,737	1,821
Total nonperforming assets	$25,225	$10,413
Nonperforming loans as a percentage of loans	1.15%	0.52%
Nonperforming assets as a percentage of loans plus nonperforming assets	1.24%	0.63%
Nonperforming assets as a percentage of total assets	0.87%	0.43%

The following is a summary of nonperforming loans by category for the dates shown:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Commercial and industrial	$1,162	$704
Real estate — construction and land development	6,242	2,067
Real estate — mortgages
Single-family	7,320	2,805
Commercial	3,062	1,765
Other	5,024	688
Consumer	678	559
Other	—	4
Total nonperforming loans	$23,488	$8,592

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest, that has been accrued on the loan during the current period but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down, charge-off or recovery of previous charged-off amounts of the principal balance to the allowance for loan losses, which may affect earnings.

Past Due Loans. Loans past due 30 to 89 days for the subsidiary bank increased to 1.58% for September 30, 2007, compared to 0.85% at December 31, 2006. Consolidated loans past due 30 to 89 days, including the finance company subsidiaries, increased to 1.61% for September 30, 2007 compared to 0.90% at December 31, 2006. The majority of our subsidiary bank’s past due loans consisted of approximately $24.9 million, or 79% of total past due loans, within the commercial real estate and real estate construction loan categories. Within these two categories, $16.5 million, or 52%, of the total past due loans, are attributed to four large relationships, three of which are located in the Florida region and one of which is located in Georgia. The Florida region has been most affected by the recent slowdown in the real estate market. We are actively working with each of these borrowers to restore the credits to a consistent performance level while minimizing our loss exposure. In spite of the increased levels of delinquency within our portfolio, as well as the overall challenges faced by the banking industry, the level of associated credit losses has remained within our expectations, and we do not currently expect any significant losses.

Impaired Loans. At September 30, 2007, the recorded investment in impaired loans under SFAS 114 totaled $16.2 million, with approximately $1.2 million in allowance for loan losses specifically allocated to impaired loans. This represents a increase of $9.3 million from $6.9 million at December 31, 2006. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2007:

	Outstanding Balance	Specific Allowance
	(Dollars in thousands)
Commercial and industrial	$1,175	$93
Real estate — construction and land development	3,336	464
Real estate — mortgages
Commercial	7,954	495
1-4 family	2,936	12
Other	801	94
Total	$16,202	$1,158

Potential Problem Loans. In addition to nonperforming loans, management has identified $15.0 to $20.0 million in potential problem loans as of September 30, 2007, compared to $5.2 million as of December 31, 2006. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in recognition of such loans as nonperforming. Borrowers are experiencing cash-flow shortages due to the slowdown in real estate activity predominately along the northwest and central Florida regions. We are working closely with those borrowers and will continue to monitor their respective cash flow positions.

Stockholders’ Equity

Stock Repurchase Plan. We announced in June 2007 that our Board of Directors had approved the repurchase of up to 1,000,000 shares of our outstanding common stock. During the quarter ended September 30, 2007, we purchased 1,000,000 shares of stock at an average price of $9.22 per share, including commissions, which we recorded as treasury stock in the statement of financial condition at cost. The shares were purchased in the open market through negotiated or block transactions and were not repurchased from our management team or other insiders.

In October 2007 our Board of Directors approved our second stock repurchase program. Beginning on or after November 2, 2007, we may purchase up to 1,000,000 shares of our outstanding common stock. The shares may be purchased in the open market through negotiated or block transactions. We do not intend to repurchase any shares from our management team or other insiders. This stock repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

Termination of Superior ESOP. Effective August 31, 2007, we terminated the Superior Bancorp Employee Stock Ownership Plan (the “ESOP”). The ESOP was leveraged and a promissory note was outstanding between the ESOP and us with a remaining balance of $1.2 million at the termination date. The promissory note was satisfied by the transfer from the ESOP to us of 127,469 unallocated shares of our common stock valued at a price of $9.14 per share, the closing price on that date. We transferred these shares to treasury stock at the current market value from the unallocated ESOP shares account. The remaining 17,178 of unallocated shares were committed to be allocated to the participants’ accounts, and as a result, we recognized additional compensation expense during the third quarter of 2007 of approximately $158,000.

Regulatory Capital. The table below represents our and our federal thrift subsidiary’s regulatory and minimum regulatory capital requirements at September 30, 2007 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tier 1 Core Capital (to Adjusted Total Assets)
Corporation	$209,877	7.73%	$108,573	4.00%	$135,716	5.00%
Superior Bank	203,231	7.55	107,625	4.00	134,531	5.00
Total Capital (to Risk Weighted Assets)
Corporation	231,455	10.56	175,285	8.00	219,106	10.00%
Superior Bank	224,810	10.37	173,377	8.00	216,721	10.00
Tier 1 Capital (to Risk Weighted Assets)
Corporation	209,877	9.58	N/A	N/A	131,464	6.00%
Superior Bank	203,231	9.38	N/A	N/A	130,033	6.00
Tangible Capital (to Adjusted Total Assets)
Superior Bank	203,231	7.55	40,359	1.50	N/A	N/A

Liquidity

Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions, brokered deposits, and may borrow from the FHLB under a blanket floating lien on certain commercial loans and residential real estate loans. Also, we have established repurchase agreements with a large financial institution. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.

As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $1.5 million in funds in the first nine months of 2007, primarily due to net income of $5.7 million plus $3.4 million in depreciation and $2.9 million in provision for loan losses, which were offset by an increase in mortgage loans held for sale of $2.5 million and decreases in accrued interest payable of $2.0 million and other liabilities of $6.0 million which primarily resulted from the payment of interest and merger related costs. This compares to net funds provided of $8.7 million in the first nine months of 2006, primarily due to net income of $2.9 million plus depreciation expense and provision for loan losses of $2.3 million and $1.9 million, respectively. Additional cash flows from operations included a net decrease in mortgage loans held for sale and other assets offset by increases in accrued expenses and deferred taxes.

Investing activities were a net use of funds in the first nine months of 2007, primarily due to an increase in loans offset by investment security sales and maturities. Investing activities were a net use of funds in the first nine months of 2006 primarily due to an increase in loans and investments offset by the sale of a majority of the securities obtained in the Kensington merger in an effort to de-leverage our balance sheet.

Financing activities provided funds in the first nine months of 2007, primarily as a result of an increase in deposits and advances from the FHLB to finance our loan growth. Financing activities provided funds in the first nine months of 2006, as we increased our levels of brokered certificates of deposit to finance our loan growth.

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

We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. There have been no significant changes in our quantitative or qualitative disclosures about market risk as of September 30, 2007 from those presented in our annual report on Form 10-K for the year ended December 31, 2006. The following is a comparison of these measurements as of September 30, 2007 to December 31, 2006 (dollars in thousands):

		September 30, 2007	December 31, 2006
12-Month Gap
Interest-bearing liabilities in excess of interest-earning assets		$(478,000)	$(206,000)
Cumulative 12-month Gap Ratio		.76	.87

	Increase (Decrease) in Net Interest Income
	September 30, 2007		December 31, 2006

Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$4,800	6.0%	$5,100	7.0%
- 200 BP (1)	(6,900)	(8.6)	(6,200)	(8.6)
(1) - Results are within our asset and liability management policy.

Our cumulative 12-month gap ratio decreased 11 basis points primarily as a the result of an increase in our non-maturity interest-bearing deposits and certificates of deposit with maturities of less than one year.

Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 basis points.

EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table sets forth our EVE as of September 31, 2007 and December 31, 2006:

December 31, 2006		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$404,377	$14,626	3.8%
0 BP	389,751	—	—
- 200 BP	355,976	(33,775)	(8.7)

September 31, 2007		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$476,643	$14,189	3.1%
0 BP	462,454	—	—
- 200 BP	427,255	(35,199)	(7.6)

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

We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2007. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by Superior Bancorp during the third quarter of 2007.

We repurchased 1,000,000 shares of our issued and outstanding common stock during the third quarter of 2007 pursuant to a program announced in June 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
August 2007	1,000,000	$9.22	1,000,000	-0-

On October 29, 2007 we announced that, beginning on or after November 2, 2007, we may purchase up to 1,000,000 additional shares of our outstanding common stock. The shares may be purchased in the open market through negotiated or block transactions. We do not intend to repurchase any shares from our management team or other insiders. This stock repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibit:

4.01
Declaration of Trust, dated July 10, 2007 by and between Superior Bancorp (“Depositor”), Wilmington Trust Company (“the Trustee”), and Mark Tarnakow, William H. Caughran and Rick D. Gardner (each an “Administrator”)

4.02	Indenture, dated July 19, 2007, between Superior Bancorp, as issuer, and Wilmington Trust Company, as trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures, due 2037

4.03	Guarantee Agreement, by and between Superior Bancorp and Wilmington Trust Company, dated July 19, 2007

4.04	Superior Bancorp, 22,000 Capital Securities, Floating Rate Capital Securities Placement Agreement, dated July 18, 2007

31.01	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.02	Certification of principal financial officer pursuant to 13a-14(a).

32.01	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR BANCORP (Registrant)

Date: November 9, 2007	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Mark Tarnakow
Mark Tarnakow
Chief Financial Officer (Principal Financial Officer)