Form 10-K
period 2007-12-31
SUPERIOR BANCORP
filed 2008-03-14
CIK 1065298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                                                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 11, 2008, based on a closing price of $5.24 per share of common stock, was $186,911,088.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of March 4, 2008, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 40,211,230.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders that will be filed no later than April 30, 2008.

		Page

PART I		2
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II		16
Item 5.	Market for The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	115

PART III		115
Item 10.	Directors and Executive Officers of the Registrant	115
Item 11.	Executive Compensation	115
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115
Item 13.	Certain Relationships and Related Transactions	115
Item 14.	Principal Accounting Fees and Services	115

PART IV		115
Item 15.	Exhibits, Financial Statement Schedules	115
SIGNATURES		119
EX-4.14 INDENTURE DATED DECEMBER 15, 2005
EX-4.15 PLACEMENT AGREEMENT DATED AS OF DECEMBER 7, 2005
EX-4.16 GUARANTEE AGREEMENT DATED AS OF DECEMBER 15, 2005
EX-4.17 AMENDED AND RESTATED DECLARATION OF TRUST
EX-10.20 CHANGE IN CONTROL AGREEMENT DATED APRIL 1, 2002
EX-10.21 CHANGE IN CONTROL AGREEMENT
EX-21 SUBSIDIARIES OF SUPERIOR BANCORP
EX-23.1 CONSENT OF GRANT THORNTON, LLP
EX-23.2 CONSENT OF CARR, RIGGS AND INGRAM, LLC
EX-31 SECTION 302, CERTIFICATIONS
EX-32 SECTION 906, CERTIFICATIONS

PART I

Item 1.	Business.

General

Superior Bancorp is a Delaware-chartered thrift holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 72 locations in Alabama and Florida through Superior Bank, our principal subsidiary. Superior Bank’s consumer finance subsidiaries operate an additional 22 consumer finance offices in North Alabama. We had assets of approximately $2.885 billion, loans of approximately $2.017 billion, deposits of approximately $2.201 billion and stockholders’ equity of approximately $350 million at December 31, 2007. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-1400.

We were founded in 1997 and completed our initial public offering in December 1998. Beginning in the fall of 1998, we grew through the acquisition of various financial institutions in Alabama and Florida.

In January 2005, we began the transition from our founding management team to a new senior management team composed of veteran bankers with a strong track record and a history of enhancing stockholder value. During the remainder of 2005, we completed that management transition. In addition, in November 2005 we converted our principal subsidiary, Superior Bank, from an Alabama state-chartered bank to a federally chartered thrift regulated by the Office of Thrift Supervision (“OTS”). We believe that this conversion allows us greater flexibility in our operations, as well as allowing Superior Bank to operate under a single regulatory system rather than the dual federal/state regulatory system that had been applicable.

During 2006 and 2007, we expanded our franchise with three strategic acquisitions. On August 31, 2006, we entered the Tampa, Florida market when we acquired Kensington Bankshares, Inc. (“Kensington”) and its subsidiary, First Kensington Bank. On November 7, 2006, we increased our market presence in North Alabama by acquiring Community Bancshares, Inc (“Community”) and its subsidiary, Community Bank. On July 27, 2007, we acquired People’s Community Bancshares, Inc. (“People’s”) and its subsidiary, People’s Community Bank of the West Coast, adding three branches in Sarasota and Manatee Counties in Florida to our franchise.

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

Superior Bank also owns two consumer finance companies, Superior Financial Services, LLC and 1st Community Credit Corporation and Superior Financial Management, Inc. which provides investment and insurance products. The finance companies generally provide smaller loans to a market segment traditionally not pursued by Superior Bank. These loans typically involve greater risk and generate higher yields than standard bank loans. We believe that, by conducting this business, we reach a customer base not served by our banking operations.

Market Areas.  Superior Bancorp is headquartered in Birmingham, Alabama. Our primary markets are located in northern and central Alabama and in the panhandle and west coast of Florida.

Superior Bank has branches in:

Alabama(41)		Florida(31)

Albertville Athens Blountsville Childersburg Cullman Elkmont Frisco City Gardendale Gurley Hamilton Huntsville(3) Meridianville Mountain Brook Oneonta(2) Rainbow City Samson Sylacauga Uniontown	Andalusia Birmingham(2) Boaz Cleveland Decatur Falkville Gadsden Guntersville Haleyville Hartselle Madison Monroeville New Hope Opp Rogersville Snead Trussville Warrior(2)	Altha Beverly Hills Bradenton Brooksville Clearwater Homosassa Marianna New Port Richey Panama City Beach Port St. Joe Spring Hill Tallahassee(2) Venice	Apalachicola Blountstown Bristol Carrabelle Dunnellon Inverness Mexico Beach Palm Harbor Port Richey Sarasota Sun City Center(4) Tampa(2) Wesley Chapel

In addition to our branches, we operate a loan production office in Montgomery, Alabama. Our finance company subsidiaries have 22 offices in Albertville, Arab, Attalla, Athens, Boaz, Cullman(2), Decatur, Fort Payne, Gadsden, Hartselle, Huntsville(3), Jasper (2), Moody, Northport, Oneonta, Oxford, Pell City and Talladega, Alabama.

Growth.  Our future growth depends primarily on the expansion of the business of our primary wholly owned subsidiary, Superior Bank. That expansion will depend on internal growth and the opening of new branch offices in new and existing markets. Superior Bank may also continue to engage in the strategic acquisition of other financial institutions and branches that have relatively high earnings and low-cost deposits or that we believe to have exceptional growth potential, such as the acquisitions completed in 2006 and 2007. Our ability to increase profitability and to grow internally depends primarily on our ability to attract and retain low-cost core deposits while continuing to generate high-yielding, quality loans. Our ability to grow profitably through the opening or acquisition of new branches will depend primarily on, among other things, our ability to identify growing markets and branch locations within such markets that will enable us to attract the necessary deposits to operate such branches profitably, and identify lending and investment opportunities within such markets.

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

Lending Activities

General.  We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2007 were $2.017 billion, or 82.2% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

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

We use generally recognized loan underwriting criteria, and attempt to minimize credit losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2007, approximately 78.9% of our loan portfolio consisted of loans that had variable interest rates or matured within one year.

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

Loan Portfolio

The following is a summary of our total loan portfolio as of December 31, 2007 (dollars in thousands):

	Amount	Percent

Commercial and industrial	$183,013	9.07%
Real estate:
Construction and land development
Residential development — Alabama	192,133	9.52%
— Florida	195,460	9.68%
— Other	7,929	0.39%

Total residential development	395,522	19.60%

Commercial development — Alabama	60,407	2.99%
— Florida	162,286	8.04%
— Other	12,521	0.62%

Total commercial development	235,214	11.65%

Other development	34,567	1.71%

Total construction and land development	665,303	32.96%

Single-family mortgages	540,277	26.77%
Nonresidential mortgages	575,146	28.50%

Total real estate portfolio	1,780,726	88.23%

Consumer	53,377	2.64%
Other	1,235	0.06%

Total loans	$2,018,351	100.00%

Our loan portfolio is our largest earning asset category totaling $2,017 billion, net of unearned income as of December 31, 2007. Loans secured by both residential and commercial real estate are a significant component of our loan portfolio, constituting $1.781 billion, or 88.2% of total loans, at December 31, 2007.

Single-Family Mortgage Loans.  At December 31, 2007, $540.3 million, or 26.8% of our total loan portfolio, consisted of single-family mortgage loans. Single-family mortgage loans are loans that are traditionally secured by first or second liens on the primary residences of individuals. First liens are centrally underwritten by our mortgage department with strict adherence to Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) secondary market specifications, where applicable, to ensure marketability. Loans outside these guidelines are held in-portfolio but maintain conservative underwriting standards as well. At December 31, 2007, single-family mortgage loans secured by first liens accounted for $432 million, or 21% of total loans. Home equity products totaled $108 million, or 5% of total loans. Home equity products are also centrally underwritten with strict adherence to internal loan policy guidelines to ensure that borrowers have appropriate credit ratings and capacity to repay and that adequate collateral or loan-to-value (“LTV”) is obtained.

Nonresidential Mortgage Loans.  Nonresidential mortgage loans include commercial and industrial loans that are secured by real estate. At December 31, 2007, $575.2 million, or 28.5% of our total loan portfolio, consisted of these loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with LTV ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum LTV ratio. For income-producing improved real estate, we underwrite based on the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum LTV ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower’s earnings and cash flow. Terms are typically 3 to 5 years and may have payments through the date of maturity based on a 15- to 30-year amortization schedule. As of December 31, 2007, owner-occupied properties comprised approximately 6%, or $127 million, of total loans of which $58 million were located in Florida and the remaining amount located primarily in Alabama. Non-owner occupied properties are primarily in the office and retail sectors and totaled approximately $84 million, or 15% of nonresidential mortgage loans, and $41 million, or 7% of nonresidential mortgage loans, respectively at December 31, 2007. Geographically, 77% of the office sector and 74% of the retail sector were located in Florida, with the remaining portfolio in Alabama.

Construction and Land Development Loans.  We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2007, $665.3 million, or 33.0% of our total loan portfolio, consisted of such loans. Approximately $631 million, or 95%, of construction and land development loans can be categorized as commercial, where the borrower is not an individual consumer. Within this portfolio, approximately $396 million, or 63%, was related to residential development and construction. Of the residential construction loans, 49% were located in Florida. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $158 million, or 40%, of this portfolio. Geographically, approximately 57% of this portfolio was located in Florida with the remainder located in Alabama.

Single-family spec home construction loans represented approximately $53 million, or 14% of the total residential development and construction loan portfolio, with over 72% of these loans located in Alabama, primarily in the Huntsville and Birmingham markets, which have proven to be relatively stable. For single-family spec home construction loans, management closely monitors the aging of the builders’ spec home inventories to ensure turnover and to enable management to look for early signs of weakness within our markets. Spec homes that are 100% complete and remain in inventory for over nine months are considered aged spec homes. As of December 31, 2007, approximately $3.8 million (17 homes with a $227,000 average loan balance), or 7%, fell into this aged category.

For construction loans related to income-producing properties, the underwriting criteria are the same as outlined in the preceding section “Nonresidential Mortgage Loans”. Loans for this category accounted for $235 million, or 35% of the total commercial construction and land development loans. Geographically, approximately 69% of this total category was located in Florida, with the remaining loans located primarily in Alabama. The three largest sectors within this category were retail, hotel/motel and office buildings which collectively accounted for approximately $131 million, or 56% or the total commercial construction loans. Individually, the retail construction loans accounted for the largest sector, with approximately $56 million (24%), office building loans accounted for approximately $43 million (18%), and hotel/motel construction loans accounted for approximately $32 million (14%) of the total commercial construction. Approximately 73% of these three sectors were located in Florida, with the remainder primarily located in Alabama.

For construction and land development loans, we underwrite based on the financial strength and reputation of the builder, factoring in the general state of the economy and interest rates and the location of the home, with an 85% maximum loan-to-value ratio. This conservative approach to underwriting is further demonstrated by the overall performance of this category. For construction loans related to income-producing properties, the underwriting criteria are the same as outlined in the preceding paragraph.

Commercial and Industrial Loans.  We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by eligible accounts receivable, inventory or equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 80% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans comprised approximately $183.0 million, or 9.1% of our loan portfolio, at December 31, 2007. We also, from time to time, make unsecured commercial loans.

Consumer Loans.  Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans comprised approximately $53.4 million, or 2.6% of our loan portfolio, at December 31, 2007. Consumer loans are underwritten based on the borrower’s income, current debt, credit history and collateral. Terms generally range from one to six years on automobile loans and one to three years on other consumer loans.

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

Deposits

At December 31, 2007, our deposits totaled $2.201 billion which consisted of approximately 90% in direct customer deposits and 5% of wholesale money market deposits and 5% of brokered certificates of deposits. Core deposits are our principal source of funds, constituting approximately 71.8% of our total deposits as of December 31, 2007. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide Superior Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for Superior Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are approximately $620.7 million, or 28.2% of our deposits, of which, approximately $119 million consist of wholesale, or “brokered,” certificates of deposits, at December 31, 2007.

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

Competition

The banking industry is highly competitive, and our profitability depends principally upon our ability to compete in our market areas. In our market areas, we face competition from both super-regional banks and smaller community banks, as well as non-bank financial services companies. We encounter strong competition both in making loans and attracting deposits. However, over the past two years, either through foreign investment in local banks, mergers of equals or sales of competitors to large regional banks, the competitive landscape has changed in our markets. Superior Bank is now the third largest bank headquartered in Alabama and the largest community bank in Alabama. We fully anticipate being the beneficiary of the chaos these changes have brought and will bring to the affected organizations in our markets. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Customers may also take into account the fact that other banks offer different services. Many of the large super-regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See “Supervision and Regulation.” Competition may further intensify if additional financial services companies enter markets in which we conduct business.

Employees

As of December 31, 2007, we employed approximately 790 full-time equivalent employees, primarily at Superior Bank. We believe that our employee relations have been and continue to be good.

Supervision and Regulation

General.  Superior Bancorp, as a unitary savings and loan holding company, and Superior Bank, as a federal savings bank, are required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. We are subject to extensive regulation, examination and supervision by the OTS, as our primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the deposit insurer. We are a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. We must file periodic reports with the OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS conducts periodic examinations to test our safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to thrifts and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation.  We are a nondiversified unitary savings and loan holding company within the meaning of such terms under federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that certain savings and loan holding companies may only engage in such activities. Since we became a savings and loan holding company in 2005, we are limited to such activities. Upon any non-supervisory acquisition by us of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, we would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by the OTS’ regulation. However, the OTS has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from directly or indirectly acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire other institutions, the OTS considers, among other things, the financial and managerial resources and future prospects of the institutions involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

Subject to certain exceptions, the OTS may not approve any acquisition that would result in a multiple savings and loan holding company’s controlling savings institutions in more than one state.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations prescribe such restrictions on subsidiary savings institutions, as described below. Superior Bank must notify the OTS before declaring any dividend to Superior Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS, and the OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Change in Bank Control Act.  Under the Federal Change in Bank Control Act, a notice must be submitted to the OTS if any person, or group acting in concert, seeks to acquire “control” of a savings and loan holding company or a savings association. A change of control may occur, and prior notice may be required, upon the acquisition of more than 10% of our outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of Superior Bancorp. Under the Change in Bank Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

Regulation of Business Activities.  The activities of thrifts are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which thrifts may engage. In particular, certain lending authority for thrifts, that is, commercial loans, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the regulatory examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.

The risk-based capital standard for savings institutions requires the maintenance of ratios of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core

(Tier 1) capital includes, among other things, common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries. The components of supplementary capital currently include, among other things, cumulative perpetual preferred stock, mandatory convertible securities, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2007, Superior Bank met each of its capital requirements.

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (less than 3% for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized”, and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal year 2007, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.18 basis points of assessable deposits.

Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2007, Superior Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitations on Capital Distributions.  The OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under the OTS regulations, the total capital distributions (including the proposed capital distribution) for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Superior Bank, it is a subsidiary of a holding company. In the event Superior Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Superior Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by public companies to their executive officers and directors. However, that act contains a specific exception for loans by a financial institution, such as Superior Bank, to its executive officers and directors that are made in compliance with federal banking laws. Under such laws, Superior Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Superior Bank may make to insiders based, in part, on Superior Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to $5,000 per day, or even $1 million per day in especially egregious cases. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System.  Superior Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Superior Bank, as a member of the Federal Home Loan Bank System, is required to acquire and hold shares of capital stock in the applicable FHLB (Atlanta) in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the applicable FHLB, whichever is greater. Superior Bank was in compliance with this requirement at December 31, 2007, with an investment in FHLB stock of $14.9 million.

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. Superior Bank complies with the foregoing requirements.

Community Reinvestment Act.  Superior Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage financial institutions to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the financial institutions. These regulations also provide for regulatory assessment of an institution’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) requires federal banking agencies to make public a rating of an institution’s performance under the CRA. In the case of a holding company involved in a proposed transaction, the CRA performance records of the banks involved are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Superior Bank maintains a satisfactory CRA rating.

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

If our allowance for loan losses is inadequate, our profitability will be reduced.  We are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing such loans will be insufficient to ensure full repayment. Such credit risk is inherent in the lending business, and our failure to adequately assess such credit risk could have material adverse effect on our financial condition and results of operations. We evaluate the collectability of our loan portfolio and review our evaluation on a regular basis, and we provide an allowance for loan losses that we believe is adequate based on various factors that we believe may affect the credit quality of our loans. However, there can be no assurance that actual loan losses will not exceed the allowance that we have established, as such allowance is adjusted from time to time.

If our allowance for loan losses is inadequate for the actual losses we experience, there could be a material adverse effect on our results of operations. In addition, if as a result of our perception of adverse trends, we materially increase our allowance for loan losses in the future, such increase would also reduce our earnings.

Events in our geographic markets could adversely affect us.  Our business is concentrated in six geographic regions in Alabama and Florida. Any adverse changes in market or economic conditions in Florida and Alabama may increase the risk that our customers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in local market conditions and general economic conditions. Any period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in general or in our markets in Florida and Alabama could adversely affect our results of operations and financial condition.

With most of our loans concentrated in a small number of markets, a decline in local economic conditions could adversely affect the values of our real estate collateral. Thus, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

In addition, natural disasters, such as hurricanes and tornados, in our markets could adversely affect our business. The occurrence of such natural disasters in our markets could result in a decline in the value or destruction of mortgaged properties and in an increase in the risk of delinquencies, foreclosures or losses on these loans and may impact our customers’ ability to repay loans.

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

Risks Related To an Investment in Our Common Stock

Superior Bancorp’s stock price may be volatile due to limited trading volume and general market conditions.  Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, typically under 60,000 shares per day and sometimes less. With the increased number of outstanding shares due to acquisitions in 2006 and 2007, our average daily trading volume increased to approximately 171,000 shares per day. Notwithstanding this increase, trades involving a relatively small number of shares may have a significant effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

In addition, market fluctuations, industry factors, general economic conditions and political events, including as economic slowdowns or recessions, interest rate changes or market trends, also could cause our stock price to decrease regardless of our operating results of operations.

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

Use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders.  When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of our existing stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, Superior Bancorp and Superior Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. Superior Bancorp and Superior Bank collectively own 13 condominium units. This space includes a branch of Superior Bank, various administrative offices, operations facilities and our headquarters. Twelve units are owned by third parties. We have leased or are pursuing the lease or sale of certain units (or parts thereof) not currently needed for our operations.

We operate through facilities at 93 locations. We own 52 of these facilities and lease 41 of these facilities. Rental expense on the leased properties totaled approximately $2,109,000 in 2007.

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

None

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades on NASDAQ Global Market under the ticker symbol “SUPR.” As of December 31, 2007, there were approximately 2,753 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices:

	High	Low

2006
First Quarter	$11.94	$10.70
Second Quarter	11.87	10.71
Third Quarter	11.93	10.54
Fourth Quarter	11.89	10.39
2007
First Quarter	$11.87	$10.57
Second Quarter	10.99	9.64
Third Quarter	10.43	8.10
Fourth Quarter	9.35	5.00
2008
First Quarter (through March 11, 2008)	$6.06	$4.25

On March 11, 2008, the last reported sale price for the common stock was $5.24 per share.

Issuer Purchases of Equity Securities

We announced in October 2007, that the Board of Directors approved the purchase of an additional $1.0 million shares of our outstanding common stock beginning on or after November 2, 2007.

We repurchased 182,000 shares of our issued and outstanding common stock during the fourth quarter of 2007 pursuant to this program.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That
			Part of Publicly	May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under
Period	Shares Purchased	Paid Per Share	Programs	the Plans or Programs

November 2007	152,000	$6.88	152,000	—
December 2007	30,000	5.28	30,000	818,000

Dividends

We paid dividends on our preferred stock aggregating $4.92 per preferred share in 2005. All of our preferred stock was converted into common stock effective June 30, 2005.

Holders of our common stock are entitled to receive dividends when and if declared by our board of directors. We derive cash available to pay dividends primarily, if not entirely, from dividends paid to us by our subsidiaries. There are certain restrictions that limit Superior Bank’s ability to pay dividends to us and, in turn, our ability to pay dividends. The restrictions that may limit our ability to pay dividends are discussed in this Report in Item 1 under the heading “Supervision and Regulation — Limitations on Capital Distributions.” Our ability to pay dividends to our stockholders will depend on our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We do not currently pay dividends on our common stock, but expect to evaluate our common stock dividend policy from time to time as circumstances indicate, subject to applicable regulatory restrictions.

Equity Compensation Plan Information

The information required to be provided under Item 201(d) of Regulation S-K is incorporated by reference to the information provided under the caption “Executive Compensation and Other Information” included in our definitive proxy statement to be filed not later than April 30, 2008, in connection with our 2008 Annual Meeting of Stockholders.

Performance Graph

The performance graph below compares our cumulative shareholder return on our common stock over the last five fiscal years to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Financial Index. Our cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2002.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Superior Bancorp	100.00	109.54	106.06	147.04	146.13	69.20

NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

NASDAQ Financial	100.00	131.16	151.20	154.76	176.94	210.99

SNL Southeast Thrift Index	100.00	151.65	179.27	163.14	191.73	82.56

SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

SNL Southeast Thrift : Includes all Major Exchange (NYSE, AMEX, NASDAQ) Thrifts in SNL’s coverage universe headquartered in AL, AR, FL, GA, MS, NC, SC, TN, VA, WV.

SNL Southeast Bank : Includes all Major Exchange (NYSE, AMEX, NASDAQ) Banks in SNL’s coverage universe headquartered in AL, AR, FL, GA, MS, NC, SC, TN, VA, WV.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See “Item 8. Superior Bancorp and Subsidiaries Consolidated Financial Statements.”

	As of and For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)

Selected Statement of Financial Condition Data:
Total assets	$2,885,425	$2,440,990	$1,415,469	$1,423,128	$1,171,626
Loans, net of unearned income	2,017,011	1,639,528	963,253	934,868	856,941
Allowance for loan losses	22,868	18,892	12,011	12,543	25,174
Investment securities	361,171	354,716	242,595	288,308	141,601
Deposits	2,200,611	1,870,841	1,043,695	1,067,206	889,935
Advances from FHLB and other borrowings	222,828	211,255	214,496	205,546	131,919
Notes payable	9,500	5,545	3,755	3,965	1,925
Junior subordinated debentures owed to unconsolidated trusts	53,744	44,006	31,959	31,959	31,959
Stockholders’ equity	350,042	276,087	105,065	100,539	100,122
Selected Statement of Income Data:
Interest income	$171,929	$108,777	$77,280	$66,160	$76,213
Interest expense	96,767	61,383	38,255	28,123	33,487

Net interest income	75,162	47,394	39,025	38,037	42,726
Provision for loan losses	4,541	2,500	3,500	975	20,975
Noninterest income	19,357	11,811	9,583	10,527	14,592
Gain on sale of branches	—	—	—	739	48,264
Insurance proceeds	—	—	5,114	—	—
Management separation costs	—	265	15,467	—	—
Noninterest expense	78,223	49,520	45,153	47,937	57,930

Income (loss) before income taxes (benefit)	11,755	6,920	(10,398)	391	26,677
Income tax expense (benefit)	4,134	1,923	(4,612)	(796)	9,178

Net income (loss)	7,621	4,997	(5,786)	1,187	17,499
Preferred stock dividends	—	—	305	446	219
Effect of early conversion of preferred stock	—	—	2,006	—	—

Net income (loss) applicable to common stockholders	$7,621	$4,997	$(8,097)	$741	$17,280

Per Share Data:
Net income (loss) — basic	$0.21	$0.21	$(0.42)	$0.04	$0.99
— diluted(1)	$0.20	$0.21	$(0.42)	$0.04	$0.95
Weighted average shares outstanding — basic	36,974	23,409	19,154	17,583	17,492
Weighted average shares outstanding — diluted(1)	37,332	24,034	19,154	17,815	18,137
Book value at period end	$8.73	$7.97	$5.21	$5.31	$5.31
Tangible book value per share	$4.05	$4.23	$4.61	$4.62	$4.59
Preferred shares outstanding at period end	—	—	—	62	62
Common shares outstanding at period end	40,108	34,652	20,172	17,750	17,695
Performance Ratios and Other Data:
Return on average assets	0.29%	0.30%	(0.41)%	0.09%	1.29%
Return on average tangible assets	0.31	0.30	N/A	N/A	N/A
Return on average stockholders’ equity	2.47	3.55	(5.68)	1.18	19.08
Return on average tangible equity	4.91	4.89	N/A	N/A	N/A
Net interest margin(2)(3)	3.37	3.17	3.14	3.31	3.50
Net interest spread(3)(4)	3.04	2.93	3.00	3.20	3.35
Noninterest income to average assets(5)	0.67	0.66	0.77	0.82	1.03
Noninterest expense to average assets(6)	2.83	2.84	3.14	3.52	4.07
Efficiency ratio(7)	79.48	81.46	87.99	91.72	100.09
Average loan to average deposit ratio	92.80	93.12	88.82	92.16	100.69
Average interest-earning assets to average interest bearing liabilities	107.54	106.01	104.58	104.88	105.82
Assets Quality Ratios:
Allowance for loan losses to nonperforming loans	90.31%	219.88%	252.76%	169.36%	78.59%
Allowance for loan losses to loans, net of unearned income	1.13	1.15	1.25	1.34	2.94
Nonperforming assets (“NPAs”) to loans plus NPAs, net of unearned income	1.47	0.63	0.68	1.32	4.41
NPAs to total assets	1.03	0.43	0.47	0.87	3.25
Net loan charge-offs to average loans	0.24	0.20	0.43	1.52	2.21
Net loan charge-offs as a percentage of:
Provision for loan losses	94.30	92.64	115.20	1,395.49	111.87
Allowance for loan losses	18.72	12.26	33.57	108.47	93.21

(1)-	Common stock equivalents of 775,000 and 1,002,000 shares were not included in computing diluted earnings per share for the years ended December 31, 2004 and 2005, respectively, because their effects were antidilutive.
(2)-	Net interest income divided by average earning assets.
(3)-	Calculated on a taxable equivalent basis.
(4)-	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(5)-	Noninterest income has been adjusted for certain nonrecurring items such as gain on sale of branches, insurance proceeds, change in fair value of derivatives and investment security gains (losses).
(6)-	Noninterest expense has been adjusted for certain nonrecurring items such as loss on sale of assets and management separation costs.
(7)-	Efficiency ratio is calculated by dividing noninterest expense, adjusted for management separation costs, losses on other real estate and the loss on sale of assets, by noninterest income, adjusted for gain on sale of branches, insurance proceeds, changes in fair values of derivatives and investment security gains (losses), plus net interest income on a fully taxable equivalent basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The entire banking industry is operating in an adverse environment relative to maximizing short-term performance. Factors such as the challenging point in the credit cycle, housing market softness, gloomy media coverage, weakened consumer confidence and dramatic Federal Reserve rate reductions provide a stiff headwind going into 2008. We continue to adapt to these factors while remaining focused on taking the right actions that should ultimately result in enhanced shareholder value.

The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

Overview

Our principal subsidiary is Superior Bank (the “Bank”), which has, since November 1, 2005, been chartered as a federal savings bank. Prior to that date, Superior Bank operated as an Alabama state bank. The Bank is headquartered in Birmingham, Alabama and operates 72 banking offices and one loan production office throughout the states of Alabama and Florida. Other subsidiaries include SFS, LLC, an Alabama limited liability company (“SFS”), Superior Financial Services, LLC, an Alabama limited liability company (“Superior Financial”), 1st Community Credit Corporation, an Alabama corporation (“Community Credit”), Superior Financial Management, Inc., an Alabama corporation, Community (AL) Capital Trust I, a Delaware trust, TBC Capital Statutory Trust II (“TBC Capital II”), a Connecticut statutory trust, Superior Capital Trust I (“Superior Capital I”), a Delaware business trust, Peoples Community Statutory Trust I (“Peoples Trust I”) and Morris Avenue Management Group, Inc. (“MAMG”), an Alabama corporation, all of which are wholly owned. SFS was formed to acquire tax lien certificates. Superior Financial and Community Credit provide consumer finance services through 22 offices primarily in North Alabama and Superior Financial Management, Inc. provides investment related services. Community (AL) Capital Trust I, TBC Capital II, Superior Capital I and Peoples Trust I are unconsolidated special purpose entities formed solely to issue cumulative trust preferred securities. MAMG is a real estate management company that manages our headquarters, our branch facilities and certain other real estate owned by the Bank.

On July 27, 2007, we merged with People’s Community Bancshares, Inc. (“People’s”). People’s was the holding company for People’s Community Bank of the West Coast, a Florida state bank with three branches in Sarasota and Manatee Counties in Florida. People’s had total assets of approximately $321 million, total loans of approximately $259 million and total deposits of approximately $245 million. During the third quarter of 2006, we merged with Kensington Bankshares, Inc. of Tampa, Florida (“Kensington”) and in the fourth quarter of 2006, we merged with Community Bancshares, Inc. of Blountsville, Alabama (“Community”). Kensington and Community had combined loans of approximately $470 million and deposits of approximately $700 million.

In furtherance of our de novo branch strategy, 17 of 20 planned new branches have been opened since September 2006 in key Alabama and Florida markets attributing approximately $162 million of core deposits as of December 31, 2007. For the fourth quarter and year ended December 31, 2007, noninterest expense associated with the new branches was $1.0 and $3.0 million, respectively, or an approximate 2% premium on deposits. Three Alabama branches are scheduled to open before the end of the third quarter of 2008. Upon completion, the Bank will have invested approximately $25 to $30 million toward its de novo branch expansion program.

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

During 2007, our net interest income increased by 58.6%, primarily due to an increase in average interest-earning assets. The increase in our interest-earning assets resulted primarily from an overall increase in the average volume of our loan portfolio. During 2007, we continued our strategy of realigning our loan and deposit mix, primarily through our acquisitions.

Service charges and fees were up 61.9% in 2007 from 2006 due to an increase in our customer base and adjustments for fee structures to market rates. Mortgage banking income increased 28.8% in 2007 due to an increase in the volume of mortgage loan originations throughout the year.

Total noninterest expenses increased from 2006 to 2007 primarily due to our acquisitions and branch expansion which resulted in higher personnel costs and occupancy expenses. All other noninterest expenses remained relatively stable in 2007 compared to 2006.

Our nonperforming assets have increased during 2007 as a result of weaknesses in the residential construction and mortgage loan portfolios. Management has increased its allocation of allowance for loan losses related to these sectors of our loan portfolio. The Bank is fortunate to have senior bankers who have experienced several previous challenging credit cycles. As with the first year of any credit cycle, nonperforming loans, past due loans and charged-off loans will increase. The level of deterioration is dependent on the quality of loan underwriting and risk pricing used during the loan’s origination several years ago. If underwriting and pricing is done properly, the level of credit quality deterioration will be mild.

Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. (See “Critical Accounting Estimates” below.) For 2007, our provision for loan losses totaled $4.5 million and our net charge-offs totaled $4.3 million. As of December 31, 2007, our allowance for loan losses was $22.9 million, or 1.13% of loans, net of unearned income.

Critical Accounting Estimates

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States and to general banking practices. Our most significant estimates and assumptions are related primarily to our allowance for loan losses, income taxes and goodwill impairment and are summarized in the following discussion and in the notes to the consolidated financial statements.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 (see Note 14 to the Consolidated Financial Statements).

Acquisitions

We recorded the assets and liabilities of People’s, Kensington and Community at their estimated fair values. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of People’s, Kensington and Community. We also engaged a real estate appraisal firm to value the more significant properties that we acquired in the acquisitions. As a result, we consider the values we have assigned to the acquired assets and liabilities of People’s, Kensington and Community to be reasonable and consistent with the application of generally accepted accounting principles.

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

Results of Operations

Earnings.  Net income decreased $155,000, or 7.6%, to $1.90 million for the three months ended December 31, 2007 (fourth quarter of 2007), from $2.06 million for the three months ended December 31, 2006 (fourth quarter of 2006). Net income increased $2.62 million, or 52.5%, to $7.62 million for the year ended December 31, 2007, from $5.0 million for the year ended December 31, 2006. The following table presents key earnings data for the periods indicated:

	Three Months		Year
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Superior Bancorp and Subsidiaries
Net income	$1,904	$2,059	$7,621	$4,997
Net income per common share (diluted)	0.05	0.06	0.20	0.21
Net interest margin	3.20%	3.34%	3.37%	3.17%
Net interest spread	2.88	3.01	3.04	2.93
Return on average assets	0.26	0.37	0.29	0.30
Return on average stockholders’ equity	2.16	3.71	2.47	3.55
Return on average tangible equity	4.66	6.52	4.91	4.89
Book value per share	$8.73	$7.97	$8.73	$7.97
Tangible book value per share	4.05	4.23	4.05	4.23
Banking Subsidiary, Superior Bank
Net income	$2,329	$3,884	$12,473	$9,156
Return on average assets	0.32%	0.68%	0.48%	0.55%
Return on average stockholders’ equity	2.36	6.64	3.63	5.85
Return on average tangible equity	4.50	11.23	6.54	7.78

Net income decreased during the fourth quarter of 2007 compared to 2006. This decrease is primarily attributable to an increase in the provision for loan losses. The increase in our net income during the year ended December 31, 2007 compared to year ended December 31, 2006 is primarily the result of an increase in net interest income and noninterest income offset by an increase in noninterest expenses. The increase in each of these components is primarily attributable to our de novo branch strategy and our acquisitions of People’s in the third quarter of 2007, and Kensington and Community in the third and fourth quarters, respectively, of 2006.

Net Interest Income.  The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Fourth Quarter			Year Ended December 31,
	2007 vs. 2006			2007 vs. 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income	$545,413	$9,978	(0.22)%	$662,185	$57,784	0.31%
Investment securities
Taxable	(5,051)	131	0.24	64,862	4,180	0.30
Tax-exempt	21,494	361	0.54	11,575	770	0.43

Total investment securities	16,443	492	0.31	76,437	4,950	0.33
Federal funds sold	(18,110)	(244)	(0.53)	(2,128)	(99)	0.12
Other investments	1,761	(106)	(1.08)	10,385	779	0.36

Total interest -earning assets	$545,507	10,120	(0.03)	$746,879	63,414	0.40

Interest-bearing liabilities:
Demand deposits	$192,738	1,769	0.05	$208,863	8,934	0.36
Savings deposits	11,752	187	1.04	22,684	641	0.98
Time deposits	280,020	4,374	0.34	407,155	23,581	0.44
Other borrowings	16,770	(55)	(0.41)	20,812	1,368	0.13
Subordinated debentures	18,347	135	(2.55)	14,915	860	(1.22)

Total interest-bearing liabilities	$519,627	6,410	0.10	$674,429	35,384	0.29

Net interest income/net interest spread		3,710	(0.13)%		28,030	0.11%

Net yield on earning assets			(0.14)%			0.20%

Taxable equivalent adjustment:
Investment securities		123			262

Net interest income		$3,587			$27,768

The following table depicts, on a taxable equivalent basis for the fourth quarters of 2007 and 2006, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended December 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$2,045,813	$40,660	7.89%	$1,500,400	$30,682	8.11%
Investment securities
Taxable	331,596	4,369	5.23	336,647	4,238	4.99
Tax-exempt(2)	33,447	537	6.37	11,953	176	5.83

Total investment securities	365,043	4,906	5.33	348,600	4,414	5.02
Federal funds sold	8,500	97	4.53	26,610	341	5.06
Other investments	48,800	640	5.20	47,039	746	6.28

Total interest-earning assets	2,468,156	46,303	7.44	1,922,649	36,183	7.47
Noninterest-earning assets:
Cash and due from banks	48,618			32,628
Premises and equipment	99,190			81,068
Accrued interest and other assets	290,894			164,232
Allowance for loan losses	(22,095)			(17,152)

Total assets	$2,884,763			$2,183,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$635,371	$5,657	3.53%	$442,633	$3,888	3.48%
Savings deposits	59,946	314	2.08	48,194	127	1.04
Time deposits	1,278,976	16,037	4.97	998,956	11,663	4.63
Other borrowings	270,808	3,336	4.89	254,038	3,391	5.30
Subordinated debentures	53,799	1,066	7.86	35,452	931	10.41

Total interest-bearing liabilities	2,298,900	26,410	4.56	1,779,273	20,000	4.46
Noninterest-bearing liabilities:
Demand deposits	206,977			159,239
Accrued interest and other liabilities	29,834			24,759
Stockholders’ equity	349,052			220,154

Total liabilities and stockholders’ equity	$2,884,763			$2,183,425

Net interest income/net interest spread		19,893	2.88%		16,183	3.01%

Net yield on earning assets			3.20%			3.34%

Taxable equivalent adjustment:
Investment securities(2)		183			60

Net interest income		$19,710			$16,123

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the fourth quarters of 2007 and 2006:

	Three Months Ended December 31, 2007 vs. 2006 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$9,978	$(856)	$10,834
Interest on securities:
Taxable	131	197	(66)
Tax-exempt	361	18	344
Interest on federal funds	(244)	(33)	(211)
Interest on other investments	(106)	(133)	27

Total interest income	10,120	(807)	10,928

Expense from interest-bearing liabilities:
Interest on demand deposits	1,769	57	1,712
Interest on savings deposits	187	150	37
Interest on time deposits	4,374	908	3,466
Interest on other borrowings	(55)	(271)	216
Interest on subordinated debentures	135	(266)	401

Total interest expense	6,410	578	5,832

Net interest income	$3,710	$(1,385)	$5,096

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following tables depict, on a taxable equivalent basis for each of the three years in the period ended December 31, 2007, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
				(Dollars in thousands)

	ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$1,839,029	$150,443	8.18%	$1,176,844	$92,659	7.87%	$947,212	$63,895	6.75%
Investment securities:
Taxable	328,893	17,174	5.22	264,031	12,994	4.92	255,663	11,632	4.55
Tax-exempt(2)	21,668	1,359	6.27	10,093	589	5.84	6,932	373	5.38

Total investment securities	350,561	18,533	5.29	274,124	13,583	4.96	262,595	12,005	4.57
Federal funds sold	8,975	471	5.25	11,102	570	5.13	14,757	460	3.12
Other investments	47,612	2,944	6.18	37,227	2,165	5.82	22,266	1,047	4.70

Total interest-earning assets	2,246,177	172,391	7.67	1,499,297	108,977	7.27	1,246,830	77,407	6.21
Noninterest-earning assets:
Cash and due from banks	45,142			32,730			28,227
Premises and equipment	95,289			64,378			56,897
Accrued interest and other assets	254,785			100,514			83,743
Allowance for loan losses	(20,431)			(13,594)			(12,504)

Total assets	$2,620,962			$1,683,325			$1,403,193

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$568,125	$20,791	3.66%	$359,262	$11,857	3.30%	$339,842	$7,144	2.10%
Savings deposits	50,652	818	1.61	27,968	177	0.63	25,935	40	0.15
Time deposits	1,171,942	58,058	4.95	764,787	34,477	4.51	607,141	20,731	3.41
Other borrowings	249,443	12,971	5.20	228,631	11,603	5.07	187,297	7,493	4.00
Subordinated debentures	48,557	4,129	8.50	33,642	3,269	9.72	31,959	2,847	8.91

Total interest-bearing liabilities	2,088,719	96,767	4.63	1,414,290	61,383	4.34	1,192,174	38,255	3.21
Noninterest-bearing liabilities:
Demand deposits	191,066			111,757			93,564
Accrued interest and other liabilities	32,905			16,451			15,651

Total liabilities	2,312,690			1,542,498			1,301,389
Stockholders’ equity	308,272			140,827			101,804

Total liabilities and stockholders’ equity	$2,620,962			$1,683,325			$1,403,193

Net interest income/net interest spread		75,624	3.04%		47,594	2.93%		39,152	3.00%

Net yield on earning assets			3.37%			3.17%			3.14%

Taxable equivalent adjustment:
Investment securities(2)		462			200			127

Net interest income		$75,162			$47,394			$39,025

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2007 and 2006.

	Year Ended December 31,(1)
	2007 vs. 2006			2006 vs. 2005
	Increase	Changes Due to		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in thousands)

Income from earning assets:
Interest and fees on loans	$57,784	$3,780	$54,004	$28,764	$11,688	$17,076
Interest on securities:
Taxable	4,180	831	3,349	1,362	390	972
Tax-exempt	770	46	724	216	33	183
Interest on federal funds	(99)	13	(112)	110	244	(134)
Interest on other investments	779	141	638	1,118	997	121

Total interest income	63,414	4,811	58,603	31,570	13,352	18,218

Expense from interest-bearing liabilities:
Interest on demand deposits	8,934	1,412	7,522	4,713	4,285	428
Interest on savings deposits	641	421	220	137	134	3
Interest on time deposits	23,581	3,651	19,930	13,746	7,616	6,130
Interest on other borrowings	1,368	301	1,067	4,110	2,252	1,858
Interest on subordinated debentures	860	(450)	1,310	422	267	155

Total interest expense	35,384	5,335	30,049	23,128	14,554	8,574

Net interest income	$28,030	$(524)	$28,554	$8,442	$(1,202)	$9,644

(1)	The changes in net interest income due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

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

The provision for loan losses was $1.7 million for the fourth quarter of 2007, an increase of $1.0 million, or 154.9%, from $650,000 in the fourth quarter of 2006. The provision for loan losses was $4.5 million for the year ended December 31, 2007, an increase of $2.0 million, or 81.6%, from $2.5 million the year ended December 31,

2006. During the fourth quarter and year ended December 31, 2007, we had net charged-off loans totaling $1.7 million and $4.3 million, respectively, compared to net charged-off loans of $662,000 and $2.3 million in the fourth quarter and year ended December 31, 2006, respectively. The annualized ratio of net charged-off loans to average loans was 0.33% and 0.24% for the fourth quarter of 2007 and year ended December 31, 2007, compared to the .18% and 0.20% for the fourth quarter of 2006 and year ended December 31, 2006. The allowance for loan losses totaled $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007, compared to $18.9 million, or 1.15% of loans, net of unearned income, at December 31, 2006. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

Noninterest income.  Noninterest income increased $2.2 million and $7.5 million, or 61.1% and 63.9%, to $5.8 million and $19.4 million for the fourth quarter and year ended December 31, 2007, respectively, from $3.6 million and $11.9 million for the fourth quarter and year ended December 31, 2006, respectively. The components of noninterest income for the fourth quarters and years ended December 31, 2007 and 2006 consisted of the following:

	Three Months Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$2,183	$1,530	42.68%
Mortgage banking income	808	839	(3.69)
Investment securities gains	66	—	100.00
Change in fair value of derivatives	1,141	331	244.71
Increase in cash surrender value of life insurance	514	357	43.98
Other noninterest income	1,096	549	99.64

Total	$5,808	$3,606	61.06%

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$7,957	$4,915	61.89%
Mortgage banking income	3,860	2,997	28.80
Investment securities gains	308	—	100.00
Change in fair value of derivatives	1,310	374	250.27
Increase in cash surrender value of life insurance	1,895	1,580	19.94
Other noninterest income	4,027	1,945	107.04

Total	$19,357	$11,811	63.89%

The increases in service charges on deposits and fees are primarily attributable to an increased customer base resulting from our acquisitions. The increase in mortgage banking income is the result of an increase in the volume of originations. The increase in other noninterest income is primarily due to increases in credit life insurance commissions, brokerage commissions and ATM network fees. Our credit life insurance commissions have increased due to the acquisition of a consumer finance company subsidiary as part of the Community purchase. The increase in brokerage commissions is the result of increased volume in our investment subsidiary, and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations acquired through acquisitions or new branch locations.

Noninterest expenses.  Noninterest expenses increased $4.7 million, or 29.4%, to $20.8 million for the fourth quarter of 2007 from $16.1 million for the fourth quarter of 2006. This increase is primarily due to our acquisitions and the opening of new branch locations. Selected key ratios, as shown below, remained level between the periods with noninterest expense to average assets ratio showing some improvement. Continued branch expansion is expected to put pressure on these ratios. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the fourth quarters of 2007 and 2006:

	Three Months Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$11,357	$8,738	29.97%
Occupancy, furniture and equipment expense	3,742	2,430	53.99
Management separation costs	—	265	(100.00)
Amortization of core deposit intangibles	588	209	181.34
Merger-related costs	108	285	(62.11)
Professional fees	720	738	(2.32)
Insurance expense	638	588	8.56
Postage, stationery and supplies	570	438	30.11
Communications expense	538	401	34.08
Advertising expense	638	432	47.49
Other operating expense	1,951	1,593	22.47

Total	$20,850	$16,117	29.37%

Selected Key Ratios
Noninterest expense to average assets(1)	2.76%	2.84%
Efficiency ratio(1)	81.82	79.19

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of core deposit intangibles, merger-related costs and other losses on the sale of assets.

Noninterest expenses increased $28.4 million, or 57.1%, to $78.2 million for the year ended December 31, 2007 from $49.8 million for the year ended December 31, 2006. This increase is primarily due to our acquisitions and the opening of new branch locations. Selected key ratios, as shown below, improved from the year ended December 31, 2006. Continued branch expansion is expected to put pressure on these ratios. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$42,316	$26,805	57.87%
Occupancy, furniture and equipment expense	13,391	7,754	72.70
Management separation costs	—	265	(100.00)
Amortization of core deposit intangibles	1,691	442	282.58
Loss on extinguishment of debt	1,469	—	100.00
Merger-related costs	639	635	.63
Loss on termination of ESOP	158	—	100.00
Subsidiary startup costs	—	135	(100.00)
Professional fees	2,269	2,598	(12.65)
Insurance expense	2,189	1,899	15.29
Postage, stationery and supplies	2,252	1,250	80.20
Communications expense	2,007	988	103.04
Advertising expense	2,397	1,352	77.34
Other operating expense	7,445	5,662	31.47

Total	$78,223	$49,785	57.12%

Selected Key Ratios
Noninterest expense to average assets(1)	2.83%	2.84%
Efficiency ratio(1)	79.48	81.46

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of core deposit intangibles, extinguishment of debt, merger-related costs, termination of ESOP and other losses on the sale of assets.

Income tax expense.  We recognized income tax expense of $1.1 million and $4.1 million for the fourth quarter of 2007 and year ended December 31, 2007, respectively, compared to $903,000 and $1.9 million for the fourth quarter of 2006 and year ended December 31, 2006, respectively. Our effective tax rate increased in 2007 compared to 2006 due to higher levels of income, recognition of taxable gains on the exchange of bank-owned life insurance and the recapture of tax credits related to the sale of condominium units. The difference between the effective tax rates in 2007 and 2006 and the blended federal statutory rate of 34% and state tax rates between 5% and 6%, is primarily due to certain tax-exempt income from investments and insurance policies. We adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is described in Note 14 to the Consolidated Financial Statements.

We adopted the provisions of FIN 48 as of January 1, 2007 which resulted in a charge of approximately $555,000 to the January 1, 2007 retained earnings balance. As of the adoption date, we had unrecognized tax benefits of $459,000, all of which, if recognized, would affect our effective tax rate. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of approximately $146,000. Accrued interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if incurred, will be recognized in income tax expense as well.

We, along with our subsidiaries, are subject to U.S. federal income tax as well as to Alabama and Florida income taxes. We have concluded all U.S. federal income tax matters for years through 2002, including acquisitions.

All state income tax matters have been concluded for years through 2001. We received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Our management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the twelve-month period ended December 31, 2007.

Our net deferred tax assets decreased $4.5 million to $20.9 million as of December 31, 2007 from $25.4 million at December 31, 2006. This decrease is primarily due to an increase in deferred tax liabilities related to our acquisition of People’s.

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

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005

Our net income for the year ended December 31, 2006 was $4.9 million, compared to a net loss of $5.8 million for the year ended December 31, 2005. Net income available to common stockholders was $4.9 million for the year ended December 31, 2006, compared to a net loss of $8.1 million for the year ended December 31, 2005. Our basic and diluted net income (loss) per common share was $0.21 for the year ended December 31 2006, compared to $(0.42) per common share for the year ended December 31, 2005. Our return on average assets was 0.30% in 2006, compared to (0.41)% in 2005. Our return on average stockholders’ equity was 3.55% in 2006, compared to (5.68)% in 2005. Our book value per common share at December 31, 2006 and 2005 was $7.97 and $5.21, respectively, and our tangible book value per common share decreased to $4.23 at December 31, 2006 from $4.61 as of December 31, 2005. Average equity to average assets increased to 8.37% in 2006 from 7.26% in 2005.

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

The increases in interest income were offset by a $18.6 million, or 66.6%, increase in interest expense on deposits and a $4.5 million, or 43.8%, increase in interest expense on other borrowings. Average interest-bearing deposits increased $179.1 million, or 18.4%, and average other borrowings increased $41.3 million, or 22.1%. The average rate paid on interest-bearing liabilities was 4.34% for the year ended December 31, 2006, compared to 3.21% for the year ended December 31, 2005. This increase is the result of higher average rates paid on all interest-bearing deposits due to higher market rates.

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

Income tax expense was $1.9 million in 2006, compared to a tax benefit of $4.6 million in 2005. The primary difference in the effective tax rate and the federal statutory rate of 34% for 2006 is due to the effect of certain tax-exempt interest and the increase in the cash surrender value of life insurance. See Note 14 to the Consolidated Financial Statements for more detail on the components of our income tax expense.

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

One of the primary goals of the ALCO is to effectively manage the duration of our assets and liabilities so that the respective durations are matched as closely as possible. These duration adjustments can be accomplished either internally by restructuring our balance sheet, or externally by adjusting the duration of our assets or liabilities through the use of interest rate contracts, such as interest rate swaps, caps, and floors. In the fourth quarter of 2006, as it appeared short-term rates had reached a plateau, we purchased $50 million in interest rate floors, reducing our level of asset sensitivity. (See “Interest Rate Floors” below)

We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling.

As of December 31, 2007, the Bank had approximately $454 million more in interest-bearing liabilities than interest-earning assets that could reprice to current market rates during the next 12 months. However, shortcomings are inherent in any gap analysis, because the rates on certain assets and liabilities may not move proportionately as market interest rates change. For example, when national money market rates change, interest rates on our NOW, savings, and money market deposit accounts may not change as much as rates on commercial loans. The Bank had approximately $717 million of such administratively priced deposits on December 31, 2007.

The Bank’s net interest income simulation model projects that net interest income will increase on an annual basis by 3.5%, or approximately $2.7 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. Assuming an instantaneous and parallel decrease of 200 basis points, net interest income is projected to decrease on an annual basis by 9.1%, or approximately $7.1 million. The net interest income produced by these scenarios is within our asset and liability management policy.

EVE is a concept related to longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. The Bank’s EVE model projects that EVE will increase 4.4% assuming an instantaneous and parallel increase in interest rates of 200 basis points. Assuming an instantaneous and parallel decrease of 200 basis points, EVE is projected to decrease 9.8%. The EVE produced by these scenarios is within our asset and liability management policy. The following table sets forth the Bank’s EVE as of December 31, 2007:

		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)

+ 200 BP	$470,866	$19,274	4.4%
0 BP	451,142	—	—
– 200 BP	407,146	(43,996)	(9.8)

Both the net interest income and EVE simulations include assumptions regarding balances, asset prepayment speeds, and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

Our board has authorized the ALCO to utilize financial futures, forward sales, options and interest rate swaps, caps and floors, and other instruments to the extent necessary, in accordance with the OTS regulations and our internal policy. We expect that interest rate swaps, caps and floors will be used as macro hedges against our securities, our loan portfolios and our liabilities.

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

Interest Rate Swaps.  As of December 31, 2007, we had entered into $43.5 million notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of our brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Hedge accounting was discontinued on $40.4 million of these swap positions during 2007 because the instruments no longer qualified as an effective fair value hedge under SFAS 133, due to market rate changes in the bench-mark interest rate. Therefore, all changes in fair value were recognized in earnings during the period of the change. The net cash settlement of these derivatives was included in noninterest income during 2007. As of December 31, 2007, these CD swaps had a recorded fair value of $12,073 and a weighted average life of 7.46 years, respectively. The weighted average fixed rate (receiving rate) was 5.04% and the weighted average variable rate (paying rate) was 5.00% (LIBOR based). Subsequent to December 31, 2007, five CD swaps with a notional value of $23 million were called at par value.

Fair Value Hedges.  As of December 31, 2007, we had $3.2 million of notional amount of CD swaps designated and qualified as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, we will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Consolidated Statements of Financial Condition in other assets or other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of December 31, 2007, the amount of CD swaps designated had a recorded fair value of $55,000 and a weighted average life of

6.62 years. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 4.90% (LIBOR based).

Interest Rate Floors.  During the fourth quarter of 2006, we entered into certain interest rate floor contracts that have not been qualified for hedge accounting treatment and will be used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. We entered into $50 million interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. We paid a $248,000 premium for these investments. These economic hedges will be carried at fair value in other assets or other liabilities and changes in the fair value of these derivatives and any payments received will be recognized in noninterest income. The floors had a positive fair value of $590,000 and $215,000 as of December 31, 2007 and 2006, respectively. In March 2008, we terminated our interest rate floor contracts for $1.3 million which resulted in a realized pre-tax gain of $677,000 that we will recognize in our first quarter 2008 consolidated statement of income.

Commitments to Originate Mortgage Loans.  During the ordinary course of business, we enter into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, Amendment to Statement 133 on Derivatives Instruments and Hedging Activities, and are therefore required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $20.9 million and $28.7 million at December 31, 2007 and 2006, respectively. The net unrealized gain of the origination commitments were $122,000 and $51,000 at December 31, 2007 and 2006, respectively. The fair values are calculated based on changes in market interest rates after the commitment date.

Liquidity

The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities and other assets with maturities matching our offsetting liabilities. See the “Selected Loan Maturity and Interest Rate Sensitivity” and “Maturity Distribution of Investment Securities”.

Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB, repurchase agreements and federal funds lines. Long-term liquidity needs are met primarily through these sources, the repayment of loans, sales of loans and the maturity or sale of investment securities.

As shown in the Consolidated Statements of Cash Flows, operating activities did not provide any significant levels of funds in 2007, 2006 and 2005, primarily due to our low level of operating income along with increased volume of mortgage loans held for sale originations.

Investing activities in 2007 and 2006 were a net user of funds, primarily due to loan funding and capital expenditures. During 2007, we received a higher level of funds from principal payments and calls in our investment portfolio. During 2006, a significant amount of securities that were acquired as part of our business combinations were sold and reinvested in loans and additional investment securities, continuing our strategy of realigning our balance sheet which we began in 2005. Investing activities were a net provider of funds in 2005 due to maturities and sale of securities available for sale. As noted above, we sold securities in 2005 as part of a strategy to deleverage and realign our balance sheet.

Financing activities were a net provider of funds in 2007 and 2006, as we increased our level of deposits. During 2007, the increase in deposit funding was offset by a decrease in borrowings and the purchase of treasury stock. During 2006, the increase in deposits was offset by the restructuring of FHLB advances and maturity of repurchase agreements acquired in our business combinations. Financing activities were a net user of funds in 2005, as we decreased our levels of brokered certificates of deposit and repurchase agreements. This decrease was offset by an increase in interest-bearing demand deposit accounts, advances from the FHLB and proceeds from equity transactions.

We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships by contractual cash obligations and commercial commitments:

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Contractual Obligations
Advances from FHLB(1)	$222,828	$74,488	$55,032	$34,968	$58,340
Operating leases(2)	16,793	2,731	4,020	2,230	7,812
Capitalized leases(2)	8,222	367	734	734	6,387
Notes payable(3)	9,500	9,500	—	—	—
Repurchase agreements(4)	7,075	7,075	—	—	—
Junior subordinated debentures owed to unconsolidated trusts(5)	53,744	—	—	—	53,744
Deferred compensation agreements(6)	14,179	367	776	818	12,218
Employment separation agreements(7)	666	62	84	44	476
Other employment related contract obligations incurred in business combinations(8)	4,948	3,002	1,536	410	—
Benefit Restoration Plan(9)	2,461	265	521	505	1,170
Income tax obligations under FIN 48(10)	600	—	600	—	—

Total Contractual cash obligations	$341,016	$97,857	$63,303	$39,709	$140,147

(1)	See Note 8 to the Consolidated Financial Statements.
(2)	See Note 6 to the Consolidated Financial Statements.
(3)	See Note 10 to the Consolidated Financial Statements.
(4)	See Note 9 to the Consolidated Financial Statements.
(5)	See Note 11 to the Consolidated Financial Statements.
(6)	See Note 13 to the Consolidated Financial Statements.
(7)	See Note 28 to the Consolidated Financial Statements.
(8)	See Note 2 to the Consolidated Financial Statements.
(9)	See Note 20 to the Consolidated Financial Statements.

(10)	See Note 14 to the Consolidated Financial Statements.

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Commercial commitments
Commitments to extend credit(1)	$355,579	$258,007	$30,444	$20,120	$47,008
Standby letters of credit(1)	29,107	22,704	1,322	5,081	—

Total Commercial Commitments	$384,686	$280,711	$31,766	$25,201	$47,008

(1)	See Note 17 to the Consolidated Financial Statements.

In addition, the FHLB has issued for the Bank’s benefit a $20.0 million irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 6, 2009 upon 60 days’ prior notice of non-renewal; otherwise, it automatically extends for a successive one-year term.

We are constructing or have plans to construct various new branch locations. In that regard, we have entered into commitments as of, or subsequent to, December 31, 2007 for the construction of these branch locations totaling approximately $2,125,000.

Financial Condition

Our total assets were $2.885 billion at December 31, 2007, an increase of $444 million, or 18.2%, from $2.441 billion as of December 31, 2006. This growth is primarily attributable to an increase in loans and the People’s acquisition, as discussed below. Our average total assets for 2007 were $2.621 billion, which was supported by average total liabilities of $2.313 billion and average total stockholders’ equity of $308 million.

Recent Acquisitions

People’s Acquisition.  We completed the acquisition of 100% of the outstanding stock of People’s of Sarasota, Florida on July 27, 2007 in exchange for 6,635,125 shares of our common stock valued at approximately $74.0 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76.4 million. As a result of the acquisition, we now operate three banking locations in Sarasota and Manatee Counties, Florida. This area is a significant addition to our Florida market, which was expanded in 2006 by the Kensington acquisition discussed below.

The People’s transaction resulted in $47.4 million of goodwill allocated to the Florida reporting unit and $9.8 million of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

Management is completing its plan to consolidate People’s data processing operations and convert People’s accounts to our system. This conversion is expected to be completed in the first quarter of 2008. Certain costs associated with this conversion totaling approximately $575,000, which primarily includes contract cancellation costs, were estimated and accrued as of the acquisition date. In addition, certain employment-related contract obligations totaling approximately $4.6 million were also accrued at the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$3,854
Federal funds sold	4,200
Investment securities	47,684
Loans, net	254,047
Premises and equipment, net	2,318
Goodwill	47,389
Core deposit intangibles	9,810
Other assets	10,612
Deposits	(245,459)
Federal funds purchased and repurchase agreements	(6,905)
Advances from FHLB	(37,983)
Junior subordinated debentures	(3,962)
Other liabilities	(9,176)

Total consideration paid for People’s	$76,429

Community Acquisition.  The Corporation completed the acquisition of 100% of the outstanding stock of Community Bancshares, Inc. (“Community”) of Blountsville, Alabama on November 7, 2006 in exchange for 8,072,179 shares of the Corporation’s common stock valued at approximately $92.8 million. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs and cash payments due for the cancellation of stock options totaled $97.2 million. As a result of the acquisition, the Corporation added 18 banking locations and 15 consumer finance company locations in the State of Alabama.

The Community transaction resulted in $60.2 million of goodwill allocated to the Alabama reporting unit and $10.1 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006, management completed its plan to terminate Community’s data processing operations and convert Community’s accounts to our system. This conversion was completed in the fourth quarter of 2006. Certain costs associated with this conversion totaling approximately $1.2 million, which included primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$23,167
Federal funds sold	35,273
Investment securities	117,424
Loans, net	337,148
Premises and equipment, net	22,529
Goodwill	60,148
Core deposit intangibles	10,142
Other assets	21,185
Deposits	(431,334)
FHLB advances	(68,801)
Junior subordinated debentures	(12,047)
Other liabilities	(17,634)

Total consideration paid for Community	$97,200

Kensington Acquisition.  We completed the acquisition of 100% of the outstanding stock of Kensington on August 31, 2006 in exchange for 6,226,722 shares of our common stock valued at approximately $71.2 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $71.4 million As a result of the acquisition, we now operate 12 banking locations in the Tampa Bay area of Florida. This area will be our largest market and has a higher projected population growth than any of our current banking markets.

The Kensington transaction resulted in $44.5 million of goodwill allocated to the Florida reporting unit and $3.5 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006, management completed its plan to terminate Kensington’s data processing operations and convert Kensington’s accounts to our system. This conversion was completed in the first quarter of 2007. Certain costs associated with this conversion totaling approximately $1.4 million, which included primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$4,454
Federal funds sold	964
Investment securities	180,151
Loans, net	136,826
Premises and equipment, net	5,397
Goodwill	44,470
Core deposit intangibles	3,544
Other assets	5,128
Deposits	(276,186)
Repurchase agreements	(30,050)
Other liabilities	(3,326)

Total consideration paid for Kensington	$71,372

Loans, net of unearned income.  Our loans, net of unearned income, totaled $2.017 billion at December 31, 2007, an increase of 23.0%, or $377 million, from $1.640 billion at December 31, 2006. Of the increase, approximately $235 million can be attributed to the People’s acquisition. Mortgage loans held for sale totaled $33.4 million at December 31, 2007, an increase of $9.0 million from $24.4 million at December 31, 2006. Average loans, including mortgage loans held for sale, totaled $1.839 billion for 2007, compared to $1.177 billion for 2006. Loans, net of unearned income, comprised 82.2% of interest-earning assets at December 31, 2007, compared to 78.7% at December 31, 2006. Mortgage loans held for sale comprised 1.4% of interest-earning assets at December 31, 2007, compared to 1.2% at December 31, 2006. The average yield of the loan portfolio was 8.18%, 7.87% and 6.75% for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in average yield is primarily the result of a general increase in market rates.

The following table details the distribution of our loan portfolio by category for the periods presented:

Distribution of Loans by Category

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial and industrial	$183,013	$172,872	$135,454	$134,688	$142,072
Real estate — construction and land development(2)	665,303	547,772	326,418	249,715	147,917
Real estate — mortgages
Single-family	540,277	456,341	243,183	250,758	231,064
Commercial	533,611	362,542	210,611	242,884	250,032
Other	41,535	46,895	27,503	25,764	31,645
Consumer	53,377	54,462	21,122	32,009	46,201
Other(1)	1,235	438	498	567	8,923

Total loans	2,018,351	1,641,322	964,789	936,385	857,854
Unearned income	(1,340)	(1,794)	(1,536)	(1,517)	(913)
Allowance for loan losses	(22,868)	(18,892)	(12,011)	(12,543)	(25,174)

Net loans	$1,994,143	$1,620,636	$951,242	$922,325	$831,767

(1)	Certain reclassifications were made to the 2004 amounts to conform to the 2005 presentation. This information was not available for periods prior to 2004.

(2)	A further analysis of the components of our real estate construction and land development loans as of December 31, 2007 is as follows:

	December 31, 2007
	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)

Geographic Location
Alabama	$192,133	$60,407	$16,003	$268,543
Florida	195,460	162,286	18,564	376,310
Other	7,929	12,521	—	20,450

Total	$395,522	$235,214	$34,567	$665,303

Additional information and analysis regarding our loan portfolio is included in the Business Section, Item 1, Part 1, under the heading “Loan Portfolio.”

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	December 31,	December 31,	Percent
	2007	2006	Change
	(Dollars in thousands)

Total loans, net of unearned income	$2,017,011	$1,639,528	23.02%
Alabama segment	908,292	872,870	4.06
Florida segment	932,478	625,633	49.05
Other	176,241	141,025	24.97

The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2007. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

Selected Loan Maturity and Interest Rate Sensitivity

					Rate Structure for Loans
		Over One Year			Maturing Over One Year
	One Year	through Five	Over Five		Predetermined	Floating or
	or Less	Years	Years	Total	Interest Rate	Adjustable Rate
	(Dollars in thousands)

Commercial and industrial	$106,751	$71,134	$5,128	$183,013	$44,089	$32,173
Real estate — construction and land development	527,030	102,955	35,318	665,303	40,660	97,613
Real estate — mortgages Single-family	44,526	149,168	346,583	540,277	142,452	353,299
Commercial	131,178	170,170	232,263	533,611	148,114	254,319
Other	16,010	12,407	13,118	41,535	15,328	10,197
Consumer	15,490	36,011	1,876	53,377	36,350	1,537
Other	1,235	—	—	1,235	—	—

Total loans	$842,220	$541,845	$634,286	$2,018,351	$426,993	$749,138

Percent to total loans	41.7%	26.8%	31.4%	100.0%	21.2%	37.1%

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

Loan portfolio concentration risk is reduced through concentration limits for borrowers and varying collateral types. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

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

As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the Board of Directors. We have a centralized loan administration department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

We historically have allocated our allowance for loan losses to specific loan categories. Although the allowance is allocated, it is available to absorb losses in the entire loan portfolio. This allocation is made for estimation purposes only and is not necessarily indicative of the allocation between categories in which future losses may occur.

Allocation of the Allowance for Loan Losses

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and industrial	$2,697	9.1%	$3,719	10.5%	$3,805	14.0%	$3,736	14.1%	$10,110	16.6%
Real estate — construction and land development	9,396	33.0	3,425	33.4	1,275	33.8	1,009	26.6	1,099	17.2
Real estate — mortgages
Single-family	2,360	26.8	2,910	27.8	1,395	25.2	1,582	26.8	4,538	26.9
Commercial	6,781	26.4	6,206	22.0	4,194	21.8	4,594	25.9	7,613	29.1
Other	155	2.1	530	2.9	215	2.9	257	2.7	320	3.7
Consumer	1,479	2.6	2,102	3.4	1,127	2.2	1,336	3.0	1,374	5.4
Other	—	—	—	—	—	.1	29	.9	120	1.1

	$22,868	100.0%	$18,892	100.0%	$12,011	100.0%	$12,543	100.0%	$25,174	100.0%

The allowance as a percentage of loans, net of unearned income, at December 31, 2007 was 1.13%, compared to 1.15% as of December 31, 2006. Net charge-offs increased $2.0 million, from $2.3 million in 2006 to $4.3 million in 2007. Net charge-offs of commercial loans decreased $221,000, from $985,000 in 2006 to $764,000 in 2007. Net charge-offs of real estate loans increased $998,000, from $770,000 in 2006 to $1.77 million in 2007. Net charge-offs of consumer loans increased $1.19 million, to $1.75 million in 2007 from $561,000 in 2006. Net charge-offs as a percentage of the allowance for loan losses were 18.72% in 2007, up from 12.26% in 2006.

Our consumer loan charge-offs were higher during 2007 than in previous periods, primarily due to the addition of our consumer finance companies, which accounted for approximately $1.2 million, or 68.9%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan loss experience for the bank; however, we believe the increased risk associated with these loans is generally offset by their higher yield.

During 2007, management increased its allocation of the allowance for loan losses related to construction and land development real estate loans as a result of the increasing levels of risk associated with the general economic conditions related to construction and land development real estate portfolio throughout our franchise. Within this construction and land development portfolio, approximately $396 million, or 63%, was related to residential development and construction. Of the residential purpose loans, 49% were located in Florida at December 31, 2007. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $158 million, or 40%, of this portfolio. Construction loans related to income-producing properties accounted for $235 million, or 35% or the total commercial construction and development loans. Geographically, approximately 69% of the total category was located in Florida, with the remaining loans located primarily in Alabama.

The allowance for loan losses as a percentage of nonperforming loans decreased to 90.31% at December 31, 2007 from 219.9% at December 31, 2006. Approximately $958,000 in allowance for loan losses has been allocated to nonperforming loans as of December 31, 2007. As of December 31, 2007, nonperforming loans totaled $25.3 million, of which $24.0 million, or 94.9%, were loans secured by real estate compared to $7.3 million, or 85.3%, as of December 31, 2006. Of the $958,000 in allowance for loan losses allocated to nonperforming loans, $680,000 is attributable to these real estate loans, with the remaining $278,000 allocated to remaining nonperforming loans, which consist primarily of commercial loans. (See “Nonperforming Assets”). Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.

Summary of Loan Loss Experience

	Year
	2007	2006	2005	2004	2003
		(Dollars in thousands)

Allowance for loan losses at beginning of year	$18,892	$12,011	$12,543	$25,174	$27,766
Allowance of acquired banks (branches sold)	3,717	6,697	—	—	(102)
Charge-offs:
Commercial and industrial	1,162	1,450	2,097	7,690	10,823
Real estate — construction and land development	301	378	358	765	630
Real estate — mortgages
Single-family	1,149	625	795	1,012	1,505
Commercial	724	416	1,432	5,820	6,696
Other	206	15	85	86	1,187
Consumer	2,117	860	630	1,881	3,092
Other	63	2	345	87	517

Total charge-offs	5,722	3,746	5,742	17,341	24,450
Recoveries:
Commercial and industrial	398	465	413	1,468	554
Real estate — construction and land development	286	126	37	4	23
Real estate — mortgages
Single-family	174	102	335	470	23
Commercial	70	363	526	737	49
Other	82	73	118	97	48
Consumer	382	301	280	549	282
Other	48	—	1	410	6

Total recoveries	1,440	1,430	1,710	3,735	985

Net charge-offs	4,282	2,316	4,032	13,606	23,465
Provision for loan losses	4,541	2,500	3,500	975	20,975

Allowance for loan losses at end of year	$22,868	$18,892	$12,011	$12,543	$25,174

Loans at end of period, net of unearned income	$2,017,011	$1,639,528	$963,253	$934,868	$856,941
Average loans, net of unearned income	1,814,032	1,176,844	947,212	894,406	1,063,451
Ratio of ending allowance to ending loans	1.13%	1.15%	1.25%	1.34%	2.94%
Ratio of net charge-offs to average loans	0.24	0.20	0.43	1.52	2.21
Net charge-offs as a percentage of:
Provision for loan losses	94.30	92.64	115.20	1,395.49	111.87
Allowance for loan losses	18.72	12.26	33.57	108.47	93.21
Allowance for loan losses as a percentage of nonperforming loans	90.31	219.88	252.76	169.36	78.59

Nonperforming Assets.  Nonperforming assets increased $19.3 million, to $29.7 million as of December 31, 2007 from $10.4 million as of December 31, 2006. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 1.47% at December 31, 2007 from .63% at December 31, 2006. The overall increase in nonperforming assets was primarily related to the residential construction and mortgage loan portfolios. The increase in the construction category was directly related to three large northwest Florida construction credits over $1.0 million, where management does not currently expect significant losses. The increase in the residential mortgage category is primarily driven by single family residences with limited loss exposure. The following table represents our nonperforming assets for the dates shown.

Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual	$22,533	$7,773	$4,550	$6,344	$29,630
Accruing loans 90 days or more delinquent	2,117	514	49	431	1,438
Restructured	671	305	153	631	966

Total nonperforming loans	25,321	8,592	4,752	7,406	32,034
Other real estate owned	4,277	1,684	1,842	4,906	5,806
Repossessed assets	138	137	—	103	219

Total nonperforming assets	$29,736	$10,413	$6,594	$12,415	$38,059

Nonperforming loans as a percentage of loans	1.26%	.52%	.49%	.79%	3.74%

Nonperforming assets as a percentage of loans plus nonperforming assets	1.47%	.63%	.68%	1.32%	4.41%

Nonperforming assets as a percentage of total assets	1.03%	.43%	.47%	.87%	3.25%

The following is a summary of nonperforming loans by category for the dates shown:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial and industrial	$1,058	$704	$988	$2,445	$11,621
Real estate — construction and land development	10,569	2,067	469	187	1,735
Real estate — mortgages
Single-family	8,069	2,805	2,448	2,060	5,472
Commercial	4,045	1,765	675	2,273	12,378
Other	805	688	11	183	162
Consumer	775	559	161	250	465
Other	—	4	—	8	201

Total nonperforming loans	$25,321	$8,592	$4,752	$7,406	$32,034

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

Impaired Loans.  At December 31, 2007, our recorded investment in impaired loans under SFAS 114 totaled $22.3 million, an increase of $15.4 million from $6.9 million at December 31, 2006. Approximately $10.6 million is located in the Alabama segment and $11.7 million is located in the Florida segment. Approximately $1.5 million of the allowance for loan losses is specifically allocated to these loans, providing 6.8% coverage. Additionally, $21.4 million, or 96.0%, of the $22.3 million in impaired loans is secured by real estate.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)

Commercial and industrial	$877	$56	$911	$405
Real estate — construction and land development	11,105	881	1,959	311
Real estate — mortgages
Single-family	4,553	19	616	92
Commercial	4,972	464	2,381	656
Other	787	94	1,019	343

Total	$22,294	$1,514	$6,886	$1,807

Potential Problem Loans.  In addition to nonperforming loans, management has identified $15-20 million in potential problem loans as of December 31, 2007. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. The majority of these loans are located along the west coast of Florida which has been considerably affected by the recent downturn in the real estate markets. Management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor their respective cash flow positions.

Investment Securities.  The investment securities portfolio comprised 14.7% of our total interest-earning assets as of December 31, 2007. Total securities averaged $350.6 million in 2007, compared to $274.1 million in 2006 and $262.6 million in 2005. The investment securities portfolio produced average taxable equivalent yields of 5.29%, 4.96%, and 4.57% for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, our investment securities portfolio had an amortized cost of $362.0 million and an estimated fair value of $361.1 million and weighted average yield of 5.07%. The acquisition of People’s increased our tax-exempt investments in state and political subdivisions. Our investment in state and political subdivisions increased $27.7 million to $40.7 million from $13.0 million. Our average tax-equivalent yield on these securities was 6.27% during 2007. As of December 31, 2007, the tax-equivalent yield is approximately 6.41%.

The following table sets forth the amortized costs of the securities we held at the dates indicated.

Investment Portfolio

	December 31,
	Available for Sale
	2007	2006	2005
	(Dollars in thousands)

U.S. agencies	$93,207	$113,259	$99,365
State and political subdivisions	40,738	12,977	8,729
Mortgage-backed securities	191,202	185,814	93,689
Corporate debt	32,404	38,883	38,064
Other securities	4,480	6,675	7,028

Total investment securities	$362,031	$357,608	$246,875

The following table shows the scheduled maturities and average yields of investment securities held at December 31, 2007.

Maturity Distribution of Investment Securities

	Maturing
			After One But		After Five But
	Within One		Within Five		Within Ten		After
	Year		Years		Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available for sale:
U.S. agencies	$4,500	4.08%	$49,700	4.28%	$28,843	5.26%	$10,164	5.18%	$93,207	4.67%
State and political subdivision	—	—	2,076	3.32	5,877	4.38	32,785	4.26	40,738	4.23
Mortgage-backed securities	2,943	4.21	34,778	4.24	11,961	4.59	141,520	5.36	191,202	5.09
Other securities	535	4.05	7,083	6.72	—	—	29,266	6.99	36,884	6.90

Total	$7,978	4.13%	$93,637	4.43%	$46,681	4.98%	$213,735	5.41%	$362,031	5.07%

Tax lien certificates.  During 2007, we purchased $18 million in tax lien certificates from various municipalities primarily in Alabama, Indiana, Mississippi, New Jersey, and South Carolina. Tax lien certificates are carried at cost plus accrued interest, which approximates fair value. Tax lien certificates and resulting deeds are classified as nonaccrual when a tax lien certificate is 24 to 48 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. As of December 31, 2007, there were no delinquent or nonperforming liens. The outstanding tax lien balances for the years ended December 31, 2007 and 2006 were $15,615 and $16,313, respectively.

Short-term liquid assets.  Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) decreased $22.6 million, or (26.3)%, to $63.4 million at December 31, 2007 from $86.0 million at December 31, 2006. At December 31, 2007 and 2006, our short-term liquid assets comprised 2.2% and 3.5% of total assets, respectively. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Property and Equipment.  Property and equipment totaled $104.8 million at December 31, 2007, an increase of 10.8%, or $10.2 million, from $94.6 million at December 31, 2006. This increase is primarily due to the purchase of land and the construction of branch facilities. The People’s acquisition added approximately $2.3 million in property and equipment. We also recorded the reclassification of certain properties to the held-for-sale category and the sale and lease-back of two branch facilities (See Note 6 to the Consolidated Financial Statements). On January 30, 2008, we announced that our Bank entered into agreements with a limited liability company, of which one of our directors is a member, which purchased on January 31, 2008 office buildings located in Albertville and Athens, Alabama for a total of $4.3 million.

As a result of our acquisitions and recent sale-leaseback transactions our operating lease commitments have increased significantly. This resulted in a $1.2 million increase in rental expense to $2.5 million in for 2007 from $1.3 million in 2006. Please refer to our “Liquidity” discussion for the amount of future operating lease commitments.

Deposits.  Noninterest-bearing deposits totaled $207.6 million at December 31, 2007, an increase of 8.5%, or $16.3 million, from $191.3 million at December 31, 2006. Noninterest-bearing deposits were 9.4% of total deposits at December 31, 2007 compared to 10.2% at December 31, 2006.

Interest-bearing deposits totaled $1.993 billion at December 31, 2007, an increase of 18.7%, or $313 million, from $1.680 billion at December 31, 2006. Interest-bearing deposits averaged $1,791 billion for the year ended December 31, 2007 compared to $1.151 billion for the year ended December 31, 2006. The average rate paid on all interest-bearing deposits during 2007 was 4.45%, compared to 4.04% for 2006.

The People’s acquisition contributed approximately $245 million in deposits at the acquisition date. As of December 31, 2007, People’s deposits totaled approximately $241 million, of which $35 million were noninterest-bearing and $206 million were interest-bearing.

The following table sets forth the composition of our total deposit accounts at the dates indicated.

	December 31,	December 31,	Percent
	2007	2006	Change
	(Dollars in thousands)

Noninterest-bearing demand	$207,602	$191,323	8.51%
Alabama segment	128,009	130,129	(1.63)
Florida segment	73,061	49,742	46.88
Other	6,532	11,452	(42.96)

Interest-bearing demand	657,809	552,887	18.98
Alabama segment	295,794	220,514	34.14
Florida segment	253,017	115,528	119.01
Other	108,998	216,845	(49.73)

Savings	59,507	42,717	39.31
Alabama segment	33,919	28,161	20.45
Florida segment	25,056	14,323	74.94
Other	532	233	128.33

Time deposits	1,275,693	1,083,914	17.69
Alabama segment	694,380	592,900	17.12
Florida segment	462,071	341,161	35.44
Other	119,242	149,853	(20.43)

Total deposits	$2,200,611	$1,870,841	17.63%

Alabama segment	$1,152,102	$971,704	18.57%

Florida segment	$813,205	$520,754	56.16%

Other	$235,304	$378,383	(37.81)%

At December 31, 2007 and 2006, we had deposits from related parties of approximately $35.8 million and $23.8 million, respectively. We believe that all of the deposit transactions were made on terms and conditions in the ordinary course of business.

The following table sets forth our average deposits by category for the periods indicated.

Average Deposits

	Average for the Year
	2007		2006		2005
	Average		Average		Average
	Amount	Average	Amount	Average	Amount	Average
	Outstanding	Rate Paid	Outstanding	Rate Paid	Outstanding	Rate Paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$191,066	—%	$111,757	—%	$93,564	—%
Interest-bearing demand deposits	568,125	3.66	359,262	3.30	339,842	2.10
Savings deposits	50,652	1.61	27,968	.63	25,935	.15
Time deposits-customer	1,023,573	4.90	575,065	4.40	440,403	3.55

Total average customer deposits	1,833,416	3.92	1,074,052	3.48	899,744	2.53

Time deposits-brokered	148,369	5.31	189,722	4.83	166,738	3.07

Total average deposits	$1,981,785	4.02%	$1,263,774	3.68%	$1,066,482	2.62%

Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 71.8% of our total deposits at December 31, 2007 compared to 71.5% at December 31, 2006. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 91.7% at December 31, 2007, compared to 87.7% at December 31, 2006.

The maturity distribution of our time deposits over $100,000 at December 31, 2007 is shown in the following table.

Maturities of Time Deposits of $100,000 or More

At December 31, 2007
Under	3-6	6-12	Over
3 Months	Months	Months	12 Months	Total
(Dollars in thousands)

$243,516	$206,256	$101,343	$69,603	$620,718

Approximately 39.2% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2007. (These amounts include brokered CDs and State of Alabama Time Demand Open Account). We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

Borrowed Funds.  During 2007, average borrowed funds increased $20.8 million, or 9.1%, to $249.4 million, from $228.6 million during 2006, which in turn increased $41.3 million, or 22.1%, from $187.3 million during 2005. The average rate paid on borrowed funds during 2007, 2006 and 2005 was 5.20%, 5.07%, and 4.00%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

Borrowed funds as of December 31, 2007 consist primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2007 and 2006:

	2007		2006
	Weighted		Weighted
Year	Average Rate	Balance	Average Rate	Balance
	(Dollars in thousands)

2007	—%	$—	5.37%	$42,000
2008	4.62	74,488	5.38	55,500
2009	4.33	30,032	5.39	27,000
2010	4.83	25,000	6.41	5,000
2011	4.80	4,968	—	—
2012	4.49	30,000	—	—
2015	5.39	26,340	5.39	26,340
2020	4.28	32,000	4.28	32,000

Total	4.63%	$222,828	5.22%	$187,840

The above schedule is by contractual maturity. Call dates for the above are as follows: 2008, $154.0; and 2010, $11.3.

The advances are secured by a blanket lien on certain residential and commercial real estate loans all with a carrying value of approximately $346.0 at December 31, 2007. We have available approximately $174.0 in unused advances under the blanket lien subject to the availability of qualifying collateral.

In February 2008, FHLB advances totaling $100.0 million were refinanced to lower the current interest rate in response to current market conditions. This refinancing was accounted for as debt modification, therefore no gain or loss was recognized on the transaction.

The following table summarizes the current terms of the refinanced advances by contractual maturity:

		Weighted
	Current	Average Rate
	Weighted	Before	Balance
Matures	Average Rate	Refinancing	(In thousands)

2011	2.77%	4.60%	$25,000
2013	3.46	4.21	35,000
2015	4.05	4.57	40,000

Total	3.52%	4.45%	$100,000

Call dates for the refinanced advances are as follows: 2009, $25.0; and 2010, $75.0.

The FHLB has issued for the benefit of the Bank a $20.0 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 4, 2008 upon sixty days’ prior notice of non-renewal; otherwise, it shall automatically extend for a successive one-year term.

We have available approximately $35.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

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

On July 25, 2007, we completed a redemption of approximately $16 million in aggregate outstanding principal amount of Trust Preferred Securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by our wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. We called the securities for redemption effective July 25, 2007 at a redemption price equal to 106.15% of par. We incurred a loss of approximately $1.5 million ($925,000, net of tax, or $.02 per share), during the third quarter of 2007 relating to the redemption of the outstanding Trust Preferred Securities.

The remaining proceeds from the issuance of the new trust preferred securities were used in the stock repurchase program and for other corporate purposes.

We have three additional sponsored trusts, TBC Capital II, Community Capital I and Peoples Trust I, of which 100% of the common equity is owned by us. The trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of ours (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, Community Capital I and Peoples Trust I trusts are first redeemable, in whole or in part, by us on September 7, 2010, March 8, 2010 and December 15, 2010, respectively.

The trust preferred securities held by the trusts qualify as Tier 1 capital for us under regulatory guidelines.

Consolidated debt obligations related to these subsidiary trusts are as follows (in thousands):

	December 31,
	2007	2006

10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	—	16,495
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310	10,310
3-month LIBOR plus 1.33% junior subordinated debentures owed to Superior Capital Trust I due September 15, 2037(1)	22,681	—
6.41% junior subordinated debentures owed to Peoples Community Capital Trust I due December 15, 2035(2)	4,124	—
Purchase accounting adjustment	1,165	1,737

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$53,744	$44,006

(1) Current interest rate is equal to 6.32% at December 31, 2007.

(2) Converts to quarterly floating rate of LIBOR plus 1.45% in December 2010.

Stockholders’ Equity

Stockholders’ equity increased $74.0 million during 2007, to $350.1 million at December 31, 2007 from $276.1 million at December 31, 2006. As of December 31, 2007, we had 41,522,633 shares of common stock issued and 40,108,317 shares outstanding. As of December 31, 2007, there were 1,390,145 shares held in treasury at a total cost of $12,309,000. We had no shares of preferred stock issued at December 31, 2007. In March 2008, our Board of Directors approved, subject to approval by our stockholders, a proposed amendment to Superior Bancorp’s Restated Certificate of Incorporation effecting a 1-for-4 reverse split of its issued and outstanding shares of common stock and decreasing the number of our authorized shares of common stock from 60 million to 15 million. The 1-for-4 reverse stock split and reduction of authorized shares are contingent on approval of this proposal by the requisite vote of the stockholders at our 2008 annual meeting of stockholders, and the filing of the proposed amendment with the Secretary of State of the State of Delaware, We anticipate that the reverse stock split will be effective shortly after the 2008 annual meeting of stockholders, in accordance with the terms of the proposed amendment.

Stock Repurchase Plan.  We announced in June 2007 that our Board of Directors had approved the repurchase of up to 1,000,000 shares of our outstanding common stock. During the quarter ended September 30, 2007, the Corporation purchased 1,000,000 shares of then outstanding stock at an average price of $9.22 per share, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions and were not repurchased from our management team or other insiders.

We announced in October 2007, that our Board of Directors approved the purchase of an additional 1,000,000 shares of our outstanding common stock beginning on or after November 2, 2007. During the quarter ended December 31, 2007, we purchased 182,000 shares of then outstanding stock at an average price of $6.61, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions. We did not repurchase any shares from our management team or other insiders. This stock repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

Stock Incentive Plan.  We established a stock incentive plan for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 2,500,000 shares of our common stock. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of our common stock on the grant date. Some of the options granted under the plan in the past vested over a five-year period, while others vested based on certain benchmarks relating to the trading price of our common stock, with an outside vesting date of five years from the date of grant. More recent grants have followed this benchmark-vesting formula. During the first quarter of 2005, we granted 1,690,937 options to the new management team. These options have exercise prices ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”). The new standard, which became effective for us in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. We are recognizing compensation expense for any stock awards granted after December 31, 2006. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 have vested in full, no future compensation expense will be recognized on these awards.

We adopted the provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes $473,000 and $165,000, respectively, in compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions found in Note 12 to the consolidated financial statements. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term.

Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions.

Our board of directors approved the full vesting as of November 15, 2005 of all unvested stock options outstanding at that date. The effect of this accelerated vesting is reflected in the pro forma net loss and pro forma loss per share figures in Note 12 to the Consolidated Financial Statements. During the fourth quarter of 2005, the pro forma after-tax effect of compensation costs for stock-based employee compensation awards totaled $2.1 million, or $0.10 per share. In conjunction with the Board’s approval of the full vesting, members of the our senior management team announced that they would not accept any performance bonus for which they might have been eligible at year-end 2005. The number of shares represented by unvested options that were vested effective November 15, 2005 is approximately 800,000, of which approximately 665,000 were held by our directors and executive officers.

In January 2008, members of our management received restricted stock grants totaling 107,150 shares. This grant excludes certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value is equal to $4.64 per share or $497,000 which will be recognized over the next 24-month period as 50% of the stock vests on January 22, 2009 and 50% vests on January 22, 2010. If the executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited. Unvested stock becomes immediately vested upon death, disability or a change in control. Under the restricted stock agreements, the stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. vote, receive dividends, etc), prior to vesting.

Superior Bancorp ESOP.  Effective August 31, 2007, we terminated the Superior Bancorp Employee Stock Ownership Plan (the “ESOP”). The ESOP was leveraged, and a promissory note existed between the ESOP and us that had a remaining balance of $1,165,000 at the termination date. The promissory note was satisfied by the transfer from the ESOP to us of 127,469 unallocated shares of Corporation common stock valued at a price of $9.14 per share, the closing price that day. We transferred these shares during the third quarter of 2007 to treasury stock at current market value from the unallocated ESOP shares account. The remaining 17,178 unallocated shares were committed to be allocated to the participants’ accounts, and, as a result, we recognized additional compensation expense during the third quarter of 2007 of approximately $158,000.

On January 29, 2003, the ESOP trustees finalized a $2.1 promissory note, which has been fully repaid as discussed above, to reimburse us for the funds used to leverage the ESOP. The unreleased shares and our guarantee secured the promissory note, which had been classified as notes payable on our statement of financial condition. As the debt was repaid, shares were released from collateral based on the proportion of debt service. Principal payments on the debt were $17,500 per month for 120 months. The interest rate adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2007, 2006, and 2005 totaled $82,000, $122,000, and $98,000, respectively. Total contributions to the plan during 2007, 2006, and 2005 totaled $1,326,000, $322,000, and $313,000, respectively. Released shares were allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. We recognized compensation expense during the period as the shares were earned and committed to be released. As shares were committed to be released and compensation expense was recognized, the shares became outstanding for basic and diluted earnings per share computations. The amount of compensation expense we reported is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that we recognized during the period ended December 31, 2007, 2006. and 2005 was $371,000, $304,000, and $281,000, respectively. The ESOP shares as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005

Allocated shares	70,519	52,501
Estimated shares committed to be released	26,700	26,700
Unreleased shares	164,672	191,372

Total ESOP shares	261,891	270,573

Fair value of unreleased shares	$1,867,000	$2,184,000

Community Bancshares ESOP.  As a result of our merger with Community, we became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan to us that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2007, the interest rate on the note was 7.25%. Principal and interest payments on the ESOP loan are due monthly through August, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. We make contributions to the ESOP that enable the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or interest income be recognized on the employer loan. We have followed SOP 93-6 accordingly. The principal balance of the loan from the ESOP at December 31, 2007 was $941,000.

An employee becomes a participant in the ESOP after completing 12 months of service during which the employee is credited with 1,000 hours or more of service. Contributions to the plan are made at the discretion of the board but may not be less than the amount required to service the ESOP debt. Under the terms of the ESOP, after a person ceases to be an employee of ours, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive all stock credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with us.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the period ended December 31, 2007 and 2006 were $125,000 and $39,000, respectively. The ESOP shares as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Allocated shares	333,840	319,774
Estimated shares committed to be released	11,932	14,066
Unreleased shares	54,727	66,659

Total ESOP shares	400,499	400,499

Fair value of unreleased shares	$294,000	$756,000

Regulatory Capital.  During the fourth quarter of 2005, we became a unitary thrift holding company and, as such, we are subject to regulation, examination and supervision by the OTS.

Simultaneously, the Bank’s charter was changed to a federal savings bank charter, and the Bank is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005, the Bank was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial position and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank meets all applicable capital adequacy requirements.

The table below represents the Bank’s actual regulatory and minimum regulatory capital requirements at December 31, 2007 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Tier 1 Core Capital (to Adjusted Total Assets)	$204,145	7.64%	$106,872	4.00%	$133,591	5.00%
Total Capital (to Risk Weighted Assets)	225,602	10.45	172,683	8.00	215,854	10.00
Tier 1 Capital (to Risk Weighted Assets)	204,145	9.46	N/A	N/A	129,513	6.00
Tangible Capital (to Adjusted Total Assets)	204,145	7.64	40,077	1.50	N/A	N/A

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

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Bancorp

We have audited the accompanying consolidated statement of financial condition of Superior Bancorp (a Delaware corporation) and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Bancorp and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Superior Bancorp

We have audited the accompanying consolidated statements of financial condition of Superior Bancorp (formerly, The Banc Corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Bancorp and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for post-retirement benefit plans and share-based compensation.

/s/  Carr, Riggs & Ingram, LLC

Dothan, Alabama
March 16, 2007

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(In Thousands)

ASSETS
Cash and due from banks	$52,983	$49,783
Interest-bearing deposits in other banks	6,916	10,994
Federal funds sold	3,452	25,185
Investment securities available for sale	361,171	354,716
Tax lien certificates	15,615	16,313
Mortgage loans held for sale	33,408	24,433
Loans	2,018,351	1,641,322
Unearned income	(1,340)	(1,794)

Loans, net of unearned income	2,017,011	1,639,528
Allowance for loan losses	(22,868)	(18,892)

Net loans	1,994,143	1,620,636
Premises and equipment, net	104,799	94,626
Accrued interest receivable	16,512	14,387
Stock in FHLB and Federal Reserve Bank	14,945	12,382
Cash surrender value of life insurance	45,277	40,598
Goodwill and intangible assets	187,520	129,520
Other assets	48,684	47,417

Total assets	$2,885,425	$2,440,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$207,602	$191,323
Interest-bearing demand	657,809	552,887
Savings	59,507	42,717
Time deposits $100,000 and over	620,718	533,700
Other time deposits	654,975	550,214

Total deposits	2,200,611	1,870,841
Advances from FHLB	222,828	187,840
Federal funds borrowed and security repurchase agreements	17,075	23,415
Notes payable	9,500	5,545
Junior subordinated debentures owed to unconsolidated subsidiary trusts	53,744	44,006
Accrued expenses and other liabilities	31,625	33,256

Total liabilities	2,535,383	2,164,903

Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Convertible preferred stock, par value $.001 per share; shares authorized 5,000,000; -0- shares issued and outstanding in 2007 and in 2006	—	—
Common stock, par value $.001 per share; shares authorized 60,000,000; shares issued 41,522,633 in 2007 and 34,732,345 in 2006; outstanding 40,108,317 in 2007 and 34,651,669 in 2006	41	35
Surplus	329,201	253,815
Retained earnings	33,557	26,491
Accumulated other comprehensive gain (loss)	174	(1,452)
Treasury stock, at cost — 1,390,145 and 80,676 shares, respectively	(12,309)	(716)
Unearned ESOP stock	(622)	(2,086)

Total stockholders’ equity	350,042	276,087

Total liabilities and stockholders’ equity	$2,885,425	$2,440,990

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans	$150,443	$92,659	$63,895
Interest on taxable securities	17,174	12,994	11,632
Interest on tax exempt securities	897	389	246
Interest on federal funds sold	471	570	460
Interest and dividends on other investments	2,944	2,165	1,047

Total interest income	171,929	108,777	77,280
Interest expense:
Interest on deposits	79,667	46,511	27,915
Interest expense on advances from FHLB and other borrowed funds	12,971	11,603	7,493
Interest on subordinated debentures	4,129	3,269	2,847

Total interest expense	96,767	61,383	38,255

Net interest income	75,162	47,394	39,025
Provision for loan losses	4,541	2,500	3,500

Net interest income after provision for loan losses	70,621	44,894	35,525
Noninterest income:
Service charges and fees	7,957	4,915	4,687
Mortgage banking income	3,860	2,997	2,558
Investment securities gain (losses)	308	—	(948)
Change in fair value of derivatives	1,310	374	(325)
Increase in cash surrender value of life insurance	1,895	1,580	1,544
Insurance proceeds	—	—	5,114
Other	4,027	1,945	2,067

Total noninterest income	19,357	11,811	14,697
Noninterest expenses:
Salaries and employee benefits	42,316	26,805	23,104
Occupancy and equipment	13,391	7,754	7,680
Management separation costs	—	265	15,467
Amortization of core deposit intangibles	1,691	442	286
Loss on debt extinguishment	1,469	—	—
Merger costs	639	635	—
Loss on termination of ESOP	158	—	—
Subsidiary startup costs	—	135	—
Other	18,559	13,749	14,083

Total noninterest expenses	78,223	49,785	60,620

Income (loss) before income taxes	11,755	6,920	(10,398)
Income tax expense (benefit)	4,134	1,923	(4,612)

Net income (loss)	7,621	4,997	(5,786)
Preferred stock dividends	—	—	305
Preferred stock conversion	—	—	2,006

Net income (loss) applicable to common stockholders	$7,621	$4,997	$(8,097)

Weighted average common shares outstanding	36,974	23,409	19,154
Weighted average common shares outstanding, assuming dilution	37,332	24,034	19,154
Basic net income (loss) per common share	$0.21	$0.21	$(.42)
Diluted net income (loss) per common share	0.20	0.21	(.42)

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other		Unearned	Unearned	Total
	Common	Surplus		Retained	Comprehensive	Treasury	ESOP	Restricted	Stockholders’
	Stock	Common	Preferred	Earnings	Gain (Loss)	Stock	Stock	Stock	Equity
	(In Thousands, Except Share Data)

Balance at January 1, 2005	$18	$68,428	$6,193	$29,591	$(1,094)	$(390)	$(1,758)	$(449)	$100,539
Comprehensive income:
Net loss	—	—	—	(5,786)	—	—	—	—	(5,786)
Other comprehensive loss, net of tax benefit of $984, unrealized loss on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	(1,473)	—	—	—	(1,473)
Change in accumulated gain on cash flow hedging instrument, net of tax expense of $16	—	—	—	—	23	—	—	—	23

Comprehensive loss									(7,236)
Issuance of 925,636 shares to new executive management and others in a private placement	1	7,328	—	—	—	—	—	—	7,329
Issuance of 8,191 shares of treasury stock	—	34	—	—	—	49	—	—	83
Issuance of 49,375 shares of restricted stock	—	403	—	—	—	—	—	(122)	281
Preferred dividends declared	—	—	—	(305)	—	—	—	—	(305)
Preferred stock conversion — 775,000 shares	1	8,198	(6,193)	(2,006)	—	—	—	—	—
Stock options exercised — 474,684 shares	—	3,727	—	—	—	—	—	—	3,727
Forfeiture of unearned restricted stock	—	(204)	—	—	—	—	—	204	—
Amortization of unearned restricted stock	—	—	—	—	—	—	—	367	367
Release of 26,700 shares by ESOP	—	65	—	—	—	—	215	—	280

Balance at December 31, 2005	20	87,979	—	21,494	(2,544)	(341)	(1,543)	—	105,065
Comprehensive income:
Net income	—	—	—	4,997	—	—	—	—	4,997
Other comprehensive income, net of tax expense of $556, unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	831	—	—	—	831
Change in accumulated gain on cash flow hedge, net of tax	—	—	—	—	(23)	—	—	—	(23)
Change in pension liability net of tax effect	—	—	—	—	284	—	—	—	284

Comprehensive income									6,089
Issuance of 4,873 shares of treasury stock	—	20	—	—	—	32	—	—	52
Issuance of 6,226,722 shares for Kensington purchase	6	70,965	—	—	—	—	—	—	70,971
Issuance of 56,170 shares related to board compensation	—	569	—	—	—	—	—	—	569
Issuance of 8,072,179 shares for Community	8	93,045	—	—	—	(407)	(759)	—	91,887
Stock options exercised — 155,818 shares	1	991	—	—	—	—	—	—	992
Compensation expense related to stock options	—	159	—	—	—	—	—	—	159
Release of 26,700 shares by ESOP	—	87	—	—	—	—	216	—	303

Balance at December 31, 2006	35	253,815	—	26,491	(1,452)	(716)	(2,086)	—	276,087
Adoption of FIN 48	—	—	—	(555)	—	—	—	—	(555)
Comprehensive income:
Net income	—	—	—	7,621	—	—	—	—	7,621
Other comprehensive income, net of tax expense of $798, unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	1,238	—	—	—	1,238
Change in pension liability, net of tax effect	—	—	—	—	388	—	—	—	388

Comprehensive income									9,247
Repurchase of 1,182,000 shares of treasury stock	—	—	—	—	—	(10,428)	—	—	(10,428)
Issuance of 6,635,125 shares for People’s purchase	6	73,798	—	—	—	—	—	—	73,804
Issuance of 27,765 shares related to board compensation	—	278	—	—	—	—	—	—	278
Stock options exercised — 85,000 shares	—	640	—	—	—	—	—	—	640
Compensation expense related to stock options	—	472	—	—	—	—	—	—	472
Release of 49,135 shares by ESOP	—	198	—	—	—	—	299	—	497
Termination of ESOP — 127,469 shares transferred	—	—	—	—	—	(1,165)	1,165	—	—

Balance at December 31, 2007	$41	$329,201	$—	$33,557	$174	$(12,309)	$(622)	$—	$350,042

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Operating activities
Net income (loss)	$7,621	$4,997	$(5,786)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations:
Depreciation	4,630	3,245	3,275
Amortization of intangibles	1,868	—	—
Net (discount) premium amortization on securities	(116)	298	531
(Gain) loss on sale of investment securities	(308)	—	948
Loss on foreclosed assets	170	181	818
Provision for loan losses	4,541	2,500	3,500
Decrease in accrued interest receivable	(386)	(750)	(844)
Deferred income tax expense (benefit)	4,021	1,923	(3,168)
Gain on sale of assets/branches	(139)	(254)	—
Net increase in mortgage loans held for sale	(8,975)	(1,993)	(13,260)
Other operating activities, net	(9,184)	(3,781)	4,202

Net cash provided by (used in) operating activities	3,743	6,366	(9,784)
Investing activities
Decrease in interest bearing deposits in other banks	4,078	1,222	1,639
Decrease in federal funds sold	25,933	11,052	11,000
Proceeds from sales of investment securities available for sale	18,378	215,717	57,372
Proceeds from maturities of investment securities available for sale	82,873	39,233	40,642
Purchase of investment securities available for sale	(59,910)	(72,319)	(56,233)
Net increase in loans	(132,769)	(200,837)	(34,225)
Net cash received in business combinations	1,231	18,642	—
Net redemptions (purchase) of tax lien certificates	698	(16,024)	(273)
Purchase of premises and equipment	(23,833)	(13,813)	(2,665)
Proceeds from sale of premises and equipment	5,630	1,835	3,343
Proceeds from sale of foreclosed assets	7,327	1,722	4,155
Other investing activities, net	1,442	2,087	1,247

Net cash (used in) provided by investing activities	(68,922)	(11,483)	26,002
Financing activities
Net (decrease) increase in demand and savings deposits	(7,824)	59,375	50,236
Net increase (decrease) in time deposits	92,150	60,766	(73,747)
(Decrease) increase in FHLB advances	(2,995)	(62,051)	25,000
Proceeds from note payable	10,000	2,000	—
Principal payment on note payable	(6,045)	(210)	(210)
Net (decrease) increase in other borrowed funds	(13,304)	(41,060)	(16,050)
Proceeds from issuance of junior subordinated debentures	22,680	—	—
Principal payment on junior subordinated debentures	(16,495)	—	—
Purchase of treasury stock	(10,428)	—	—
Proceeds from issuance of common stock	640	992	10,457
Cash dividends paid	—	—	(305)

Net cash provided by (used in) financing activities	68,379	19,812	(4,619)

Increase in cash and due from banks	3,200	14,695	11,599
Cash and due from banks at beginning of year	49,783	35,088	23,489

Cash and due from banks at end of year	$52,983	$49,783	$35,088

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$97,848	$56,831	$37,790
Income taxes	(564)	(1,706)	(3,066)
Transfer of foreclosed assets	9,239	935	1,804
Assets acquired in business combinations	376,061	1,006,674	—
Liabilities assumed in business combinations	303,487	838,102	—
Issuance of common stock in acquisitions	73,804	162,858	—

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

The Corporation’s banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which are based on a percentage of deposits. At December 31, 2007 and 2006, the Corporation’s reserve requirements were $6,759,000 and $10,800,000, which it was in full compliance.

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

Securities available for sale are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of deferred taxes, on securities available for sale are excluded from earnings and reported in accumulated other comprehensive income (loss) within stockholders’ equity.

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

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Larger groups of homogenous loans such as consumer installment and residential real estate mortgage loans are collectively evaluated for impairment. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. Impaired loans and other nonaccrual loans are returned to accrual status if the loan is brought contractually current as to both principal and interest and repayment ability is demonstrated, or if the loan is in the process of collection and no loss is anticipated.

The allowance for loan loss is considered to be a significant estimate and is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb inherent losses on existing loans.

Management prepares a quarterly analysis to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Generally, management estimates the allowance using specific reserves for impaired loans under SFAS 114, and other factors, such as historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic trends and conditions and other pertinent information. The level of allowance for loan losses to net loans may vary depending on the quarterly analysis.

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

Loan portfolio concentration risk is reduced through concentration limits for borrowers and varying collateral types. Concentration risk is measured and reported to senior management and the board of directors on a regular basis.

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

As stated above, risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the Board of Directors. We have a centralized loan administration department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

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

On a quarterly basis, the Corporation updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Corporation will recognize a loss by reducing the accretable yield. If the estimated cash flows have increased, the Corporation will increase the accretable yield which is accreted on a prospective basis over the loan’s remaining life.

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

Goodwill and Intangible Assets

At December 31, 2007 and 2006, goodwill totaled $162,467,000 and $114,458,000, respectively. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. (See Note 2 — Business Combinations)

The Corporation has determined that its reporting units for purposes of this testing are the operating branches which are included as part of its reportable segments: the Alabama Region and the Florida Region. Goodwill is allocated to each reporting unit based on the location of the acquisitions as follows:

	December 31,
	2007	2006
	(In Thousands)

Alabama Region	$65,899	$64,950
Florida Region	96,568	49,508

Total	$162,467	$114,458

The first step in testing requires that the fair value of each reporting unit be determined. If the carrying amount of any reporting unit exceeds its fair value, goodwill impairment may be indicated. The determination of the fair value of each reporting unit is considered to be a significant estimate.

The Corporation performs the annual impairment test as of December 31. As of December 31, 2007 and 2006, the Corporation determined no impairment existed.

At December 31, 2007 and 2006, the Corporation’s core deposit intangible, which is being amortized over ten years from the date of acquisition, was as follows:

	2007	2006
	(In Thousands)

Core deposit intangible	$26,355	$16,545
Accumulated amortization	(3,238)	(1,547)

Net core deposit intangible	$23,117	$14,998

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Amortization expense was $1,691,000, $442,000, and $286,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Aggregate amortization expense for the years ending December 31, 2008 through December 31, 2012, is estimated to be as follows:

Year	Annual Expense
(In Thousands)

2008	$3,584
2009	3,942
2010	3,479
2011	3,049
2012	2,492

Total	$16,546

Other Real Estate

Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of and the cost of maintaining and operating other real estate are included in other income or expense. Other real estate totaled $4,378,000 and $1,684,000 at December 31, 2007 and 2006, respectively and is included in other assets on the accompanying consolidated statement of financial condition.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 on January 1, 2007 (see Note 14).

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Off-Balance Sheet Financial Instruments

In the ordinary course of business the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable to the extent that they do not qualify as derivatives.

Per Share Amounts

Earnings per common share computations are based on the weighted average number of common shares outstanding during the periods presented.

Diluted earnings per common share computations are based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of stock options, convertible preferred stock and restricted stock awards.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25. The new standard, which became effective for the Corporation in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation will recognize compensation expense for any stock awards granted after December 31, 2005. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 vested prior to December 31, 2005, no future compensation expense will be recognized on these awards (see Note 12).

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was applicable to

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

the Corporation for period beginning January 1, 2007. The provisions of SFAS 155 did not have a material impact on the Corporation.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 was applicable to the Corporation beginning January 1, 2007, and did not have a material impact on the Corporation.

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for the Corporation beginning January 1, 2007. See Note 14 for the related impact of the adoption of FIN 48.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.”

FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

Emerging Issues Task Force Issue No. 06-05

In September 2006, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-05, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial position should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable that contractual restrictions would limit the amount that could be realized, these contractual limitations should be considered when determining the realizable amounts. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. A policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that would ultimately be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

group policy) should be included in the amount that could be realized under the insurance contract. A policyholder should not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. However, if the contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, then the amount that could be realized should be discounted. EITF Issue No. 06- 05 was effective for fiscal years beginning after December 15, 2006. The application of EITF Issue No. 06-05 did not have a material impact on the Corporation’s financial condition or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This guidance did not have a material effect on the Corporation’s financial condition, results of operations or cash flows.

Statement of Financial Accounting Standards No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS 158 did not have a material impact on the Corporation’s statement of financial position at December 31, 2006 or on the Corporation’s comprehensive income for the period ended December 31, 2006.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management has evaluated the provisions of SFAS 157 and does not believe that the adoption of this standard will have a material impact on the Corporation’s financial statements.

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

in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation has evaluated SFAS 159 and determined that the fair value option will not be elected for any financial asset or liability currently reported on the Corporation’s consolidated financial statements.

Emerging Issues Task Force Issue No. 06-04

In July 2006, the EITF issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from the EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At December 31, 2007, the Corporation had no endorsement split-dollar life insurance arrangements outstanding on any of its bank- owned life insurance.

Statement of Financial Accounting Standards No. 160

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.

Staff Accounting Bulletin 109

SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”).  SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Corporation’s financial statements.

2.	Business Combinations

People’s Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of People’s Community Bancshares, Inc. (“People’s”), of Sarasota, Florida on July 27, 2007 in exchange for 6,635,125 shares of the

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations — (Continued)

Corporation’s common stock valued at approximately $73,982,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76,429,000. As a result of the acquisition, the Corporation now operates three banking locations in Sarasota and Manatee Counties, Florida. This area is a significant addition to the Corporation’s largest market, which was expanded in 2006 by the Kensington acquisition discussed below.

The People’s transaction resulted in $47,389,000 of goodwill allocated to the Florida reporting unit and $9,810,000 of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

Management is completing its plan to consolidate People’s data processing operations and convert People’s accounts to the Corporation’s system. This conversion is expected to be completed in the first quarter of 2008. Certain costs associated with this conversion totaling approximately $575,000, which primarily includes contract cancellation costs, were estimated and accrued as of the acquisition date. In addition, certain employment-related contract obligations totaling approximately $4,600,000 were also accrued at the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$3,854
Federal funds sold	4,200
Investment securities	47,684
Loans, net	254,047
Premises and equipment, net	2,318
Goodwill	47,389
Core deposit intangibles	9,810
Other assets	10,612
Deposits	(245,459)
Federal funds purchased and repurchase agreements	(6,905)
Advances from FHLB	(37,983)
Junior subordinated debentures	(3,962)
Other liabilities	(9,176)

Total consideration paid for People’s	$76,429

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations — (Continued)

The Community transaction resulted in $60,148,000 of goodwill allocated to the Alabama reporting unit and $10,142,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

During the third quarter of 2006, management completed its plan to terminate Community’s data processing operations and convert Community’s accounts to the Corporation’s system. This conversion was completed in the fourth quarter of 2006. Certain costs associated with this conversion, totaling approximately $1,200,000, which included primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date. In addition, certain employment-related contract obligations totaling approximately $3,500,000 were also accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$23,167
Federal funds sold	35,273
Investment securities	117,424
Loans, net	337,148
Premises and equipment, net	22,529
Goodwill	60,148
Core deposit intangibles	10,142
Other assets	21,185
Deposits	(431,334)
FHLB advances	(68,801)
Junior subordinated debentures	(12,047)
Other liabilities	(17,634)

Total consideration paid for Community	$97,200

Kensington Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. (“Kensington”), of Tampa, Florida on August 31, 2006 in exchange for 6,226,722 shares of the Corporation’s common stock valued at approximately $71,200,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $71,372,000. As a result of the acquisition, the Corporation now operates 12 banking locations in the Tampa Bay area of Florida, which is one of the Corporation’s largest markets and has a higher projected population growth than any of its other banking markets.

The Kensington transaction resulted in $44,470,000 of goodwill allocated to the Florida reporting unit and $3,544,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow. During the third quarter of 2006, management completed its plan to terminate Kensington’s data processing operations and convert Kensington’s accounts to the Corporation’s system. This conversion was completed in the first quarter of 2007. Certain costs associated with this conversion,

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations — (Continued)

totaling approximately $1,400,000, which includes primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$4,454
Federal funds sold	964
Investment securities	180,151
Loans, net	136,826
Premises and equipment, net	5,397
Goodwill	44,470
Core deposit intangibles	3,544
Other assets	5,128
Deposits	(276,186)
Repurchase agreements	(30,050)
Other liabilities	(3,326)

Total consideration paid for Kensington	$71,372

Pro Forma Results of Operations

The results of operations of the People’s, Kensington and Community acquisitions subsequent to the acquisition dates are included in the Corporation’s consolidated statements of operations. The following pro forma information for the periods ended December 31, 2007 and 2006 reflects the Corporation’s estimated consolidated results of operations as if the acquisition of People’s, Kensington and Community occurred at January 1, 2006, unadjusted for potential cost savings.

	2007	2006
	(Dollars in thousands, except per share data)

Net interest income and noninterest income	$101,620	$104,149
Net income	7,413	9,215
Earnings per common share — basic	$0.18	$0.23
Earnings per common share — diluted	$0.18	$0.22

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations — (Continued)

3.	Investment Securities

The amounts at which investment securities are carried and their approximate fair values at December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

Investment securities available for sale:
U.S. agency securities	$93,207	$1,086	$75	$94,218
State, county and municipal securities	40,738	222	395	40,565
Mortgage-backed securities	191,202	1,082	888	191,396
Corporate debt	32,404	11	1,030	31,385
Other securities	4,480	—	873	3,607

Total	$362,031	$2,401	$3,261	$361,171

The amounts at which investment securities are carried and their approximate fair values at December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

Investment securities available for sale:
U.S. agency securities	$113,259	$150	$1,557	$111,852
State, county and municipal securities	12,977	54	89	12,942
Mortgage-backed securities	185,814	361	1,722	184,453
Corporate debt	38,883	103	334	38,652
Other securities	6,675	223	81	6,817

Total	$357,608	$891	$3,783	$354,716

Investment securities with an amortized cost of $239,875,000 and $219,658,000 at December 31, 2007 and 2006, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2007
	Less Than 12 Months		More than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. agency securities	$500	$—	$36,633	$75	$37,133	$75
State, county and municipal securities	15,170	331	3,659	64	18,829	395
Mortgage-backed securities	10,310	69	59,162	819	69,472	888
Corporate debt and other securities	19,224	1,056	12,874	847	32,098	1,903

Total	$45,204	$1,456	$112,328	$1,805	$157,532	$3,261

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

	December 31, 2006
	Less Than 12 Months		More than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. agency securities	$—	$—	$83,347	$1,557	$83,347	$1,557
State, county and municipal securities	1,727	17	3,825	72	5,552	89
Mortgage-backed securities	16,223	76	78,000	1,646	94,223	1,722
Corporate debt and other securities	3,920	80	8,572	335	12,492	415

Total	$21,870	$173	$173,744	$3,610	$195,614	$3,783

Management does not believe any of the above individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses relate primarily to 115 securities issued by the Federal Home Loan Bank (“FHLB”), Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), various counties and municipalities, primarily within the State of Alabama, and corporate securities consisting primarily of private label CMOs, corporate bonds, and trust preferred securities. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost. A summary of the total count by category is shown below.

	December 31, 2007
	Total Number of Securities
	Less Than	More than
	12 Months	12 Months	Total

U.S. agency securities	1	15	16
State, county and municipal securities	40	13	53
Mortgage-backed securities	7	26	33
Corporate debt and other securities	6	7	13

Total	54	61	115

The amortized cost and estimated fair values of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$5,034	$5,020
Due after one year through five years	58,858	58,568
Due after five years through ten years	34,721	35,505
Due after ten years	72,218	70,682
Mortgage-backed securities	191,200	191,396

	$362,031	$361,171

Gross realized gains on sales of investment securities available for sale in 2007, 2006 and 2005 were $308,000, $-0-, and $34,000, respectively, and gross realized losses for the same periods were $ -0-, $-0-, and $982,000, respectively.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

The components of other comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(In Thousands)

2007
Unrealized gain on available for sale securities	$2,344	$(918)	$1,426
Less reclassification adjustment for gains realized in net income	(308)	120	(188)
Change in pension liability	615	(227)	388

Net unrealized gain	$2,651	$(1,025)	$1,626

2006
Unrealized loss on derivatives	$(39)	$(16)	$(23)
Unrealized gain on available for sale securities	1,387	556	831
Less reclassification adjustment for losses realized in net income	—	—	—
Change in pension liability	451	167	284

Net unrealized gain	$1,799	$707	$1,092

2005
Unrealized gain on derivative	$39	$16	$23
Unrealized loss on available for sale securities	(3,405)	(1,335)	(2,070)
Less reclassification adjustment for losses realized in net income	(948)	(351)	(597)

Net unrealized loss	$(2,418)	$(968)	$(1,450)

4.	Loans

At December 31, 2007 and 2006, the composition of the loan portfolio was as follows:

	2007	2006
	(In Thousands)

Commercial and industrial	$183,013	$172,872
Real estate — construction and land development	665,303	547,772
Real estate — mortgages
Single family	540,277	456,341
Commercial	533,611	362,542
Other	41,535	46,895
Consumer	53,377	54,462
All other loans	1,235	438

Total loans	$2,018,351	$1,641,322

At December 31, 2007 and 2006, the Corporation’s recorded investment in loans considered to be impaired under SFAS No. 114 was $22,294,000 and $6,886,000, respectively. At December 31, 2007 and 2006, there was approximately $1,514,000 and $1,807,000, respectively in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2007, 2006 and 2005 was approximately $11,767,000, $3,975,000, and $4,687,000, respectively. Interest income recognized on loans considered impaired totaled approximately $873,000, $176,000, and $65,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans — (Continued)

At December 31, 2007, nonaccrual loans totaled $22.5 million, compared to $7.8 million at December 31, 2006. Loans past due 90 days or more and still accruing totaled $2,117,000 at December 31, 2007 compared to $514,000 at December 31, 2006.

During 2007 and 2006, the Corporation acquired certain impaired loans through business combinations (Note 2) which are subject to the income recognition provisions of SOP 03-3 (see Note 1). The carrying value of these loans totaled $2,378, 000 and $260,000 at December 31, 2007 and 2006, respectively. The carrying value of these loans at acquisition and a summary of the change in accretable yield follows:

	December 31,
	2007	2006
	(In Thousands)

Contractually required principal and interest at acquisition	$5,677	$1,696
Nonaccretable difference (expected losses and forgone interest)	(1,443)	(1,231)

Cash flows expected to be collected at acquisition	4,234	465
Accretable yield	(209)	(190)

Basis in acquired loans at acquisition	$4,025	$275

Accretable yield, beginning of year	$174	$—
Additions	209	190
Accretion	(216)	(9)
Transfer for nonaccretable yield to accretable yield	138	—
Disposals	—	(7)

Accretable yield, end of the year	$305	$174

Other acquired impaired loans that are within the scope of SOP 03-3 but are not subject to the income recognition provisions had an acquisition carrying value of $1.3 million. The carrying value at December 31, 2007 and 2006 was $297,000 and $800,000, respectively. To recognize income on these loans under SOP 03-3, there must be a reasonable expectation of the timing and amount of expected cash flows. These loans are accounted for on the cost recovery method with interest income recognized when received. During 2007 and 2006, no interest was recognized on these loans.

5.	Allowance for Loan Losses

A summary of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
	(In Thousands)

Balance at beginning of year	$18,892	$12,011	$12,543
Allowance of acquired banks	3,717	6,697	—
Provision for loan losses	4,541	2,500	3,500
Loan charge-offs	(5,722)	(3,746)	(5,742)
Recoveries	1,440	1,430	1,710

Balance at end of year	$22,868	$18,892	$12,011

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Loan Losses — (Continued)

6.	Premises and Equipment

Components of premises and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Land	$19,834	$17,432
Premises	76,733	74,836
Furniture and equipment	22,956	17,737

	119,523	110,005
Less accumulated depreciation and amortization	(24,842)	(20,311)

Net book value of premises and equipment in service	94,681	89,694
Construction in process (also includes land for branch expansion)	10,118	4,932

Total	$104,799	$94,626

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4,630,000, $3,245,000 and $3,275,000, respectively.

In March 2005, the Corporation sold its corporate aircraft, realizing a $355,000 pre-tax loss.

During 2000, Community entered into sale/leaseback arrangements on its Hamilton, Alabama bank location. Due to the structure of this transaction, the lease qualified and has been accounted for under capitalized lease rules.

The following is an analysis of the leased property located in Hamilton, Alabama on which the Company maintains a capital lease (in thousands):

	2007	2006

Buildings	$2,450	$2,450
Accumulated depreciation	(98)	(21)

Total	$2,352	$2,429

The following is a schedule by year of future minimum lease payments under the capital lease and all other operating leases, together with the present value of the net minimum lease payments as of December 31, 2007 (in thousands):

	Operating
Years ending December 31,	Property	Equipment	Total	Capitalized
	(In Thousands)

2008	$2,411	$320	$2,731	$367
2009	2,055	205	2,260	367
2010	1,653	107	1,760	367
2011	1,341	6	1,347	367
2012	883	—	883	367
2013 and thereafter	7,812	—	7,812	6,387

Total minimum lease payments	$16,155	$638	$16,793	8,222

Amount representing interest				(4,483)

Present value of net minimum lease payments				$3,739

Rental expense relating to operating leases amounted to approximately $2,460,000, $1,258,000 and $810,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

On May 31, 2002, the purchaser of Community’s Marshall County branch offices acquired the land, building and land improvements located in Albertville, Alabama under a sales-type lease. The lease agreement calls for 60 payments of $14,000 per month beginning June 1, 2002. The lease ended on May 31, 2007 and was subject to

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment — (Continued)

options which gave the right for the seller to require the purchaser to purchase the property and gave the right to the purchaser to require the seller to sell the property. The purchase option was exercised on May 31, 2007 and proceeds totaling $2,621,544 were received by Superior Bank.

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

Management committed to the sale of the Community property in Blountsville because the size and location of the facility does not meet the Corporation’s current needs or future expansion plans. Management expects to sell the property within the next 12 months to an unrelated party. The property’s current carrying value, included in other assets, is $1,967,000, which approximates its market value.

Management committed to the sale of the condominium units because the rental operations are not a part of the Corporation’s long-term strategy. Management expects to sell the units within the next 12 months. Currently, there are six condominium units with a current carrying value, included in other assets, of $1,674,000, which is lower than the current market price.

Both groups of assets are included as part of the administrative reporting unit.

Sale-Leaseback Transactions

On July 24, 2007, the Corporation’s banking subsidiary sold a branch office building in Huntsville, Alabama to a limited liability company, of which one of the Corporation’s directors is a member, for $3,000,000. The limited liability company then leased the building back to the banking subsidiary. The initial term of the lease is 14 years and may be renewed, at the banking subsidiary’s option, for three additional terms of five years each. The amount of the monthly lease payments to be made by the banking subsidiary is $19,500 for the first year of the lease and increases annually until it reaches $26,881 per month in year 14. Annual rent escalations associated with this lease are being accounted for on a straight-line basis over 14 years. Rent for the renewal terms is to be determined based on appraisals of the property. No gain or loss was recognized on this transaction, which was entered into in the ordinary course of business and is being accounted for as an operating lease.

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

On January 30, 2008, the Corporation’s banking subsidiary entered into agreements with a limited liability company, of which one of the Corporation’s directors is a member, pursuant to which the limited liability company purchased on January 31, 2008 office buildings located in Albertville and Athens, Alabama for a total of $4,250,000. The limited liability company then leased the building back to the banking subsidiary. The initial term of each lease is 13 years and each lease may be renewed, at the banking subsidiary’s option, for two additional terms of five years each. The amount of the monthly lease payments to be made by the banking subsidiary in the first year is $13,240 for the Albertville office and $14,208 for the Athens office. These amounts increase annually until

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment — (Continued)

the monthly lease payments reach $17,393 for the Albertville office and $18,666 for the Athens office in year 13. Annual rent escalations associated with these leases are being accounted for on a straight line basis over the lease terms. Rent for the renewal terms is to be determined based on appraisals of the properties. A gain of $73,000 was realized on these transactions which will be recognized as a reduction of rental expense over the remaining term of the leases. These transactions were entered into in the ordinary course of business and are being accounted for as operating leases.

7.	Deposits

The following schedule details interest expense on deposits:

	Year Ended December 31
	2007	2006	2005
	(In Thousands)

Interest-bearing demand	$20,791	$11,857	$7,144
Savings	819	177	40
Time deposits $100,000 and over	21,122	11,170	7,111
Other time deposits	36,935	23,307	13,620

Total	$79,667	$46,511	$27,915

At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

2008	$1,149,042
2009	45,199
2010	21,886
2011	14,159
2012 and thereafter	45,407

$1,275,693

8.	Advances from Federal Home Loan Bank

The following is a summary, by year of maturity, of advances from the FHLB as of December 31, 2007 and 2006:

	2007		2006
	Weighted		Weighted
Year	Average Rate	Balance	Average Rate	Balance
	(Dollars in Thousands)

2007	—%	$—	5.37%	$42,000
2008	4.62	74,488	5.38	55,500
2009	4.33	30,032	5.39	27,000
2010	4.83	25,000	6.41	5,000
2011	4.80	4,968	—	—
2012	4.49	30,000	—	—
2015	5.39	26,340	5.39	26,340
2020	4.28	32,000	4.28	32,000

Total	4.63%	$222,828	5.22%	$187,840

The above schedule is by contractual maturity. Call dates for the above are as follows: 2008, $154,000,000; and 2010, $11,340,000.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Advances from Federal Home Loan Bank — (Continued)

The advances are secured by a blanket lien on certain residential and commercial real estate loans all with a carrying value of approximately $346,000,000 at December 31, 2007. The Corporation has available approximately $174,000,000 in unused advances under the blanket lien subject to the availability of qualifying collateral.

In February 2008, FHLB advances totaling $100,000,000 were refinanced to lower the current interest rate in response to current market conditions. This refinancing was accounted for as debt modification therefore no gain or loss was recognized on the transaction. The following table summarizes the current terms of the refinanced advances by contractual maturity:

		Weighted
	Current	Average Rate
	Weighted	Before
Matures	Average Rate	Refinancing	Balance

2011	2.77%	4.60%	$25,000
2013	3.46	4.21	35,000
2015	4.05	4.57	40,000

Total	3.52%	4.45%	$100,000

Call dates for the refinanced advances are as follows: 2009, $25,000,000; and 2010, $75,000,000.

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

9.	Federal Funds Borrowed and Security Repurchase Agreements

Detail of Federal funds borrowed and security repurchase agreements follows (dollars in thousands):

	2007	2006

Balance at December 31:
Federal funds borrowed	$10,000	$—
Security repurchase agreements	7,075	23,415
Maximum outstanding at any month end:
Federal funds borrowed	10,000	9,000
Security repurchase agreements	28,545	31,464
Daily average amount outstanding:
Federal funds borrowed	1,263	1,811
Security repurchase agreements	15,798	30,629
Weighted daily average interest rate:
Federal funds borrowed	5.43%	5.47%
Security repurchase agreements	5.28	4.51
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	3.65%	—%
Security repurchase agreements	4.22	4.63

The carrying value of securities sold under repurchase agreements is $20,500,000 and $30,327,000 as of December 31, 2007 and 2006, respectively.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Notes Payable

The following is a summary of notes payable as of December 31, 2007 and 2006 (in thousands):

	2007		2006
Balance at December 31:	Principal	Rate	Principal	Rate

Note payable to bank, borrowed under $10,000,000 line of credit, due January 26, 2008; interest is based on the 30-day LIBOR plus 1.25%, secured by 51% of the outstanding Superior Bank stock(1)	$9,500	6.06%	$—	—%
Note payable to bank, borrowed under $10,000,000 line of credit, due June 7, 2007, plus interest payable monthly at 30 day LIBOR plus 2.50%, secured by real estate owned by the Corporation and 100% of Superior Bank stock	—	—	4,250	7.85
ESOP note payable to bank, due February 1, 2013, plus interest payable monthly at the Wall Street Journal prime rate, secured by Corporation stock; see discussion in Note 12	—	—	1,295	8.25

Total notes payable	$9,500		$5,545

(1)	Extended for 90-day period until May 26, 2008.

11.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

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

On July 25, 2007, the Corporation completed its redemption of approximately $16,000,000 in aggregate outstanding principal amount of Trust Preferred Securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by the Corporation’s wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. The Corporation called the securities for redemption effective July 25, 2007 at a redemption price equal to 106.15% of par. The Corporation incurred a loss of approximately $1,469,000 ($925,000 net of tax, or $.02 per share), during the third quarter of 2007 relating to the redemption of the outstanding Trust Preferred Securities.

The remaining proceeds from the issuance of the new trust preferred securities were used in the stock repurchase program and for other corporate purposes.

The Corporation has three additional sponsored trusts, TBC Capital Statutory Trust II (“TBC Capital II”), Community (AL) Capital Trust I (“Community Capital I”) and Peoples Community Statutory Trust I (“Peoples Trust I”), of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, Community Capital I and Peoples

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts — (Continued)

Trust I trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2010, March 8, 2010 and December 15, 2010, respectively.

The trust preferred securities held by the trusts qualify as Tier 1 capital for the Corporation under regulatory guidelines.

Consolidated debt obligations related to these subsidiary trusts are as follows (dollars in thousands):

	December 31,
	2007	2006

10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
6-month LIBOR plus 3.75% junior subordinated debentures owed to TBC Capital Statutory Trust III due July 25, 2031	—	16,495
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310	10,310
3-month LIBOR plus 1.33% junior subordinated debentures owed to Superior Capital Trust I due September 15, 2037(1)	22,681	—
6.41% junior subordinated debentures owed to Peoples Community Capital Trust I due December 15, 2035(2)	4,124	—
Purchase accounting adjustment	1,165	1,737

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$53,744	$44,006

(1)	Interest rate is equal to 6.32% at December 31, 2007.

(2)	Converts to quarterly floating rate of LIBOR plus 1.45% in December 2010.

12.	Stock Incentive Plans

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”). The new standard, which became effective for the Corporation in the first quarter of 2006, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation recognizes compensation expense for all stock awards granted after December 31, 2005. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 have vested in full, no future compensation expense will be recognized on these awards. During the first quarter of 2005, the Corporation granted 1,690,937 options to the new management team. These options have exercise prices ranging from $8.17 to $9.63 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the tables below.

The Corporation adopted the provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes $473,000 and $165,000, respectively, in compensation cost for all share-based payments granted subsequent to December 31, 2005, based on

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

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

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	2007	2006

Risk-free interest rate	4.49%	4.54%
Volatility factor	29.11%	30.16%
Expected term (in years)	5.00	5.00
Dividend yield	0.00%	0.00%

A summary of stock option activity as of December 31, 2007 and 2006, and changes during the years then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
For The Year Ended December 31, 2007	Number	Price	Term	Intrinsic Value

Under option, beginning of period	3,042,597	$8.07
Granted	276,596	10.05
Exercised	(85,000)	(6.37)
Forfeited	(26,000)	(10.35)

Under option, end of period	3,208,193	$8.27	6.70	$—

Exercisable at end of period	2,766,597	$7.94	5.44	$—

Weighted-average fair value per option of options granted during the period	$3.45

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
For The Year Ended December 31, 2006	Number	Price	Term	Intrinsic Value

Under option, beginning of period	3,031,946	$7.81
Granted	186,500	10.84
Exercised	(155,818)	6.37
Forfeited	(20,031)	7.06

Under option, end of period	3,042,597	$8.07	7.39	$9,940,257

Exercisable at end of period	2,861,097	$7.90	6.82	$9,847,002

Weighted-average fair value per option of options granted during the period	$3.79

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $287,000 and $814,000, respectively. As of December 31, 2007, there was $967,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 25- to 30-months unless the shares vest earlier based on achievement of benchmark trading price levels. During the year ended December 31, 2007 and 2006, the Corporation recognized approximately $473,000 and $165,000 in compensation expense related to options granted.

A summary of activity for the period ended December 31, 2005 is as follows:

	2005
		Weighted-
		Average
		Exercise
	Number	Price

Under option, beginning of year	1,654,509	$6.63
Granted	1,914,437	8.53
Exercised	(474,684)	6.59
Forfeited	(62,316)	7.73

Under option, end of year	3,031,946	$7.81

Exercisable at end of year	3,031,946

Weighted-average fair value per option of options granted during the year	$4.91

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

Prior to January 1, 2006, the Corporation applied the disclosure-only provisions of SFAS 123, which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

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

2005

Net loss applicable to common stockholders:
As reported	$(8,097)
Pro forma	(14,217)
Basic net loss per common share:
As reported	$(.42)
Pro forma	(.74)
Diluted net loss per common share:
As reported	(.42)
Pro forma	(.74)

The fair value of the options granted was based upon the Black-Scholes pricing model. The Corporation used the following weighted-average assumptions for the years indicated:

2005

Risk free interest rate	4.34%
Volatility factor	43%
Weighted average life of options (in years)	7.00
Dividend yield	0.00%

On April 1, 2002, the Corporation issued 157,500 shares of restricted common stock to certain directors and key employees pursuant to the Second Amended and Restated 1998 Stock Incentive Plan. Under the restricted stock agreements, the stock may not be sold or assigned in any manner for a five-year period that began on April 1, 2002. During this restricted period, the participant is eligible to receive dividends and exercise voting privileges. The restricted stock also has a corresponding vesting period with one-third vesting in the third, fourth and fifth years. The restricted stock was issued at $7.00 per share, or $1,120,000, and classified as a contra-equity account, “Unearned restricted stock”, in stockholders’ equity. During 2003, 15,000 shares of this restricted stock were forfeited. During the second quarter of 2005, an additional 29,171 shares of this restricted stock were forfeited. On January 24, 2005, the Corporation issued 49,375 additional shares of restricted common stock to certain key employees. Under the terms of the management separation agreements entered into during 2005 (Note 28), vesting was accelerated on 124,375 shares of restricted stock. As of December 31, 2007, all restricted shares had vested. The outstanding shares of restricted stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. For the year ended December 31, 2005, the Corporation recognized $648,000, in restricted stock expense was primarily related to the accelerated vesting from the management separation agreements included in the amount of management separation cost.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

In January 2008, members of the Corporation’s management received restricted stock grants totaling 107,150 shares. This grant excludes certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value is equal to $4.64 per share or $497,000 which will be recognized over the next 24-month period as 50% of the stock vests on January 22, 2009 and 50% vests on January 22, 2010. If the executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited. Unvested stock becomes immediately vested upon death, disability or a change in control. Under the restricted stock agreements, the stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. vote, receive dividends, etc), prior to vesting.

Employee Stock Ownership Plans

Superior Bancorp ESOP

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

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note, which has been fully repaid as discussed above, to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secured the promissory note, which had been classified as notes payable on the Corporation’s statement of financial condition. As the debt was repaid, shares were released from collateral based on the proportion of debt service. Principal payments on the debt were $17,500 per month for 120 months. The interest rate adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2007, 2006 and 2005 totaled $82,000, $122,000 and $98,000, respectively. Total contributions to the plan during 2007, 2006 and 2005 totaled $1,326,000, $322,000, and $313,000, respectively. Released shares were allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognized compensation expense during the period as the shares were earned and committed to be released. As shares were committed to be released and compensation expense was recognized, the shares became outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2007, 2006 and 2005 was $371,000, $304,000 and $281,000, respectively. The ESOP shares as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005

Allocated shares	70,519	52,501
Estimated shares committed to be released	26,700	26,700
Unreleased shares	164,672	191,372

Total ESOP shares	261,891	270,573

Fair value of unreleased shares	$1,867,000	$2,184,000

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

Community Bancshares ESOP

As a result of its merger with Community, the Corporation became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan to the Corporation that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2007, the interest rate on the note was 7.25%. Principal and interest payments on the ESOP loan are due monthly through August, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Corporation makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or interest income be recognized on the employer loan. The Corporation has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at December 31, 2007 was $941,000.

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

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the period ended December 31, 2007 and 2006 was $125,000 and $39,000, respectively. The ESOP shares as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Allocated shares	333,840	319,774
Estimated shares committed to be released	11,932	14,066
Unreleased shares	54,727	66,659

Total ESOP shares	400,499	400,499

Fair value of unreleased shares	$294,000	$756,000

13.  Profit-Sharing Plan and Other Agreements

The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation’s contributions to the plan were $886,000, $549,000 and $448,000 in 2007, 2006 and 2005, respectively.

The Corporation has various nonqualified retirement agreements with certain current and former directors and former executive officers. Generally, the agreements provide a fixed retirement benefit that will be paid in installments ranging from 10 to 20 years. As of December 31, 2007 and 2006, substantially all of the benefits due under these plans were vested (Note 28). The Corporation’s nonqualified retirement agreements had an aggregate unfunded projected benefit of approximately $14,179,000 as of December 31, 2007 and $14,201,000 at December 31, 2006. The accrued liability, included in other liabilities, associated with these benefits totaled $6,331,000

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Profit-Sharing Plan and Other Agreements — (Continued)

and $6,358,000 at December 31, 2007 and 2006, respectively, which represents the present value of the future benefits. Compensation expense related to these plans totaled $334,000, $216,000 and $1,178,000 for 2007, 2006 and 2005, respectfully.

14.	Income Taxes

The components of the consolidated income tax expense (benefit) are as follows (in thousands):

	2007	2006	2005

Current:
Federal	$88	$—	$(1,439)
State	25	—	(5)

Total current expense (benefit)	113	—	(1,444)
Deferred:
Federal	3,529	1,555	(2,096)
State	492	368	(1,072)

Deferred income tax expense (benefit)	4,021	1,923	(3,168)

Total income tax expense (benefit)	$4,134	$1,923	$(4,612)

Significant components of the Corporation’s deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Deferred income tax assets:
Rehabilitation tax credit	$5,981	$6,144
Allowance for loan losses	8,367	6,978
Deferred compensation	3,910	4,076
Net operating loss carryforwards	12,226	13,147
Alternative minimum tax credit carryover	1,122	1,034
Purchase accounting basis differences	2,770	2,936
Unrealized loss on securities	365	1,157
Other	2,194	2,085

Total deferred income tax assets	36,935	37,557
Less: valuation allowance on net operating loss carryforwards	(1,207)	(1,207)
Deferred income tax liabilities:
Difference in book and tax basis of premises and equipment	4,127	5,060
Excess purchase price and intangibles	9,901	5,784
Other	838	107

Total deferred income tax liabilities	14,866	10,951

Net deferred income tax asset	$20,862	$25,399

Management assesses the need for a valuation allowance against the Corporation’s deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. The Corporation’s determination of the realization of deferred tax assets (net of valuation allowances) is based upon management’s judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by the Corporation’s subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. The Corporation believes that its subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits except as

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

discussed in the following paragraph. The Corporation evaluates quarterly the realizability of the deferred tax assets and, if necessary, adjusts any valuation allowance accordingly.

In 2006, due to limitations on the use of state net operating losses acquired in the merger with Community, a valuation allowance of $1,207,000 was established against such deferred income tax assets in purchase accounting. Any subsequently recognized income tax benefits relating to this valuation allowance will be reflected as a reduction of goodwill related to the acquisition.

The effective tax rate differs from the expected tax using the statutory rate. Reconciliation between the expected tax and the actual income tax expense (benefit) follows (in thousands):

	2007	2006	2005

Expected tax expense (benefit) at statutory rate of income (loss) before taxes	$3,996	$2,353	$(3,535)
Add (deduct):
State income taxes, net of federal tax benefit	341	243	(711)
Effect of interest income exempt from Federal income taxes	(468)	(251)	(191)
Increase in cash surrender value of life insurance	(644)	(537)	(493)
Taxable exchange of cash surrender value of life insurance	256	—	—
Other items — net	653	115	318

Income tax expense (benefit)	$4,134	$1,923	$(4,612)

Federal statutory rate	34%	34%	34%

The Corporation’s unused net operating loss carryforwards and expiration dates are as follows (in thousands):

Year of expiration:	Federal	Alabama

2010	$—	$1,795
2011	—	13,147
2012	—	6,815
2013	—	22,111
2014	—	7,083
2015	—	11,001
2016	—	176
2017	—	8
2018	—	165
2019	—	280
2020	—	563
2021	—	59
2022	—	6
2023	4,713	—
2024	13,043	—
2025	5,812	—
2026	5,721	—

	$29,289	$63,209

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

The Corporation has available at December 31, 2007 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows (in thousands):

Year of expiration:
2018	$1,734
2019	738
2020	1,261
2021	522
2022	366
2023	960
2024	400

$5,981

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

Applicable income tax (benefit) expense of $114,000, $-0-, and $(351,000) on investment securities (losses) gains for the years ended December 31, 2007, 2006, and 2005, respectively, is included in income taxes.

The Corporation recognized a ($98,000) and a ($600,000) tax benefit in 2007 and 2005 related to the exercise of nonqualified stock options. This benefit was recognized as a credit to stockholders’ equity as additional surplus.

The Corporation adopted FIN 48 on January 1, 2007. As a result of the adoption, the Corporation recognized a charge of approximately $555,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Corporation had unrecognized tax benefits of $459,000, all of which, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Corporation had accrued interest expense related to the unrecognized tax benefits of approximately $146,000. Accrued interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if incurred, will be recognized in income tax expense as well. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at January 1, 2007	$459,000
Additions based upon tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$459,000

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to Alabama and Florida income taxes. The Corporation has concluded all U.S. federal income tax matters for years through 2002, including acquisitions.

All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the twelve-month period ended December 31, 2007.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Derivatives

The Corporation maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

Interest Rate Swaps

As of December 31, 2007, the Corporation had entered into $43,500,000 notional amount of swaps (“CD swaps”) to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR. Hedge accounting was discontinued on $40,350,000 of these swap positions during 2007 because the instruments no longer qualified as an effective fair value hedge under SFAS 133 due to market rate changes in the bench-mark interest rate. Therefore, all changes in fair value were recognized in earnings during the period of the change. The net cash settlement, totaling $122,005, of these derivatives was included in noninterest income during 2007. As of December 31, 2007, these CD swaps had a recorded fair value of $12,073 and a weighted average life of 7.46 years, respectively. The weighted average fixed rate (receiving rate) was 5.04% and the weighted average variable rate (paying rate) was 5.00% (LIBOR based). Subsequent to December 31, 2007, five CD swaps with a notional value of $23,000,000 were called at par value.

Fair Value Hedges

As of December 31, 2007, the Corporation had $3,150,000 of notional amount of CD swaps designated and qualified as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Corporation will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported on the Consolidated Statements of Financial Condition in other assets or other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of December 31, 2007, the amount of CD swaps designated had a recorded fair value of $55,000 and a weighted average life of 6.62 years. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 4.90% (LIBOR based).

Interest Rate Floors

During the fourth quarter of 2006, the Corporation entered into certain interest rate floor contracts that have not been qualified for hedge accounting treatment and will be used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. The Corporation entered into $50,000,000 interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. The Corporation paid a $248,000 premium. These economic hedges will be carried at fair value in other assets or other liabilities and changes in the fair value of these derivatives and any payments received will be recognized in noninterest income. The floors had a positive fair value of $590,000 and $215,000 as of December 31, 2007 and 2006, respectively. In March 2008, the Corporation terminated its interest rate floor contracts for $1,267,000 which resulted in a realized pre-tax gain of $677,000 that will be recognized in the Corporation’s first quarter 2008 consolidated statement of income.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Derivatives — (Continued)

these mortgage loan origination commitments was $20,908,000 and $28,733,000 at December 31, 2007 and 2006, respectively. The net unrealized gain of the origination commitments were $122,000 and $51,000 at December 31, 2007 and 2006, respectively. The fair values are calculated based on changes in market interest rates after the commitment date.

16.	Related Party Transactions

The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2007 and 2006 were $24,381,000 and $11,340,000, respectively. Activity during the year ended December 31, 2007 is summarized as follows (in thousands):

Balance				Balance
December 31,			Other	December 31,
2006	Advances	Repayments	Changes	2007

$11,064	$17,831	$6,359	$1,845	$24,381

At December 31, 2007 and 2006, the deposits of such related parties in the subsidiary bank amounted to approximately $35,825,000 and $23,793,000, respectively.

An insurance agency owned by one of the Corporation’s directors received commissions of approximately $185,328, $166,876, and $180,567 from the sale of insurance to the Corporation during 2007, 2006 and 2005, respectively. Also, several sale-leaseback transaction were completed with one of the directors of the corporation during 2007 and early 2008. The total amount of rent paid by Superior Bank during 2007 pursuant to these leases was $97,500, These transactions are discussed further in Note 6.

The Corporation believes that all of the foregoing transactions were made on terms and conditions reflective of arm’s length transactions.

17.	Commitments and Contingencies

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

	December 31
	2007	2006

Commitments to extend credit	$355,579	$361,523
Standby letters of credit	29,107	23,630

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies — (Continued)

During 2007, 2006 and 2005, the Corporation settled various litigation matters, none of which were significant. The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

The Corporation is constructing or has plans to construct various new branch locations. In that regard, the Corporation has entered into commitments as of, or subsequent to, December 31, 2007 for the construction of these branch locations totaling approximately $2,125,000.

18.	Regulatory Restrictions

A source of funds available to the Corporation is the payment of dividends by its subsidiary. Regulations limit the amount of dividends that may be paid without prior approval of the subsidiary’s regulatory agency. Approximately $14,538,000 in retained earnings are available to be paid as dividends by the subsidiary at December 31, 2007.

During the fourth quarter of 2005 the Corporation became a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

Simultaneously, the Corporation’s subsidiary bank’s charter was changed to a federal savings bank charter and is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Corporation’s banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and its subsidiaries financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of the its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors

Quantitative measures established by regulation to ensure capital adequacy require the Corporation’s subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation’s subsidiary bank meets all capital adequacy requirements to which it is subject.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Regulatory Restrictions — (Continued)

As of December 31, 2007 and 2006, the most recent notification from the subsidiary’s primary regulators categorized the subsidiary as “well capitalized” under the regulatory framework for prompt corrective action. The table below represents the Corporation’s bank subsidiary’s regulatory and minimum regulatory capital requirements at December 31, 2007 and 2006 (dollars in thousands):

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Tier 1 Core Capital (to Adjusted Total Assets)	$204,145	7.64%	$106,872	4.00%	$133,591	5.00%
Total Capital (to Risk Weighted Assets)	225,602	10.45	172,683	8.00	215,854	10.00
Tier 1 Capital (to Risk Weighted Assets)	204,145	9.46	N/A	N/A	129,513	6.00
Tangible Capital (to Adjusted Total Assets)	204,145	7.64	40,077	1.50	N/A	N/A
As of December 31, 2006
Tier 1 Core Capital (to Adjusted Total Assets)	$174,084	7.64%	$91,090	4.00%	$113,863	5.00%
Total Capital (to Risk Weighted Assets)	192,259	10.69	143,843	8.00	179,803	10.00
Tier 1 Capital (to Risk Weighted Assets)	174,084	9.68	N/A	N/A	107,882	6.00
Tangible Capital (to Adjusted Total Assets)	174,084	7.64	34,159	1.50	N/A	N/A

19.	Fair Values of Financial Instruments

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

being offered on advances from the FHLB of Atlanta to a schedule of aggregated expected monthly maturities on time deposits.

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

Interest rate swaps and floors.  Fair values for interest rate swaps and floors are based on quoted market prices.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying
	Amount	Value	Amount	Fair Value
	(In thousands)

Financial assets:
Cash and due from banks	$52,983	$52,983	$49,783	$49,783
Interest-bearing deposits in other banks	6,916	6,916	10,994	10,994
Federal funds sold	3,452	3,452	25,185	25,185
Securities available for sale	361,171	361,171	354,716	354,716
Tax lien certificates	15,615	15,615	16,313	16,313
Mortgage loans held for sale	33,408	33,408	24,433	24,433
Net loans	2,017,011	2,010,120	1,639,528	1,634,782
Stock in FHLB and Federal Reserve Bank	14,945	14,945	12,382	12,382
Accrued interest receivable	16,512	16,512	14,387	14,387
Interest rate swaps	67	67	—	—
Interest rate floors	590	590	215	215
Financial liabilities:
Deposits	2,200,611	2,204,371	1,870,841	1,868,121
Advances from FHLB	222,828	229,042	187,840	189,628
Federal funds borrowed and security repurchase agreements	17,075	17,075	23,415	23,415
Notes payable	9,500	9,500	5,545	5,545
Junior subordinated debentures owed to unconsolidated subsidiary trusts	53,744	53,526	44,006	47,481
Interest rate swaps	—	—	798	798

20.	Pension Plan

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Corporation’s consolidated statement of financial condition and consolidated statement of operations.

Pension Plan:

	December 31,
	2007	2006
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation as of December 31 and November 7, 2006, respectively	$10,301	$10,540
Interest cost	590	97
Benefits paid (including expenses)	(556)	(73)
Actuarial (gain)/loss	(265)	(263)

Benefit obligation at end of year	$10,070	$10,301

Change in plan assets
Fair value of plan assets as of December 31 and November 7, 2006, respectively	$10,096	$9,915
Actual return on plan assets	997	254
Benefits paid (including expenses)	(556)	(73)

Fair value of plan assets at end of year	$10,537	$10,096

Funded status at end of year
Net amount recognized in statement of financial condition (after SFAS 158)	$467	$(205)

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$467	$—
Liabilities	—	(205)

Net amount recognized in statement of financial condition (after SFAS 158)	$467	$(205)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition (obligation) cost	$—	$—
Prior service (cost) credit	—	—
Net gain	979	404

Accumulated other comprehensive income (AOCI)	979	404
Cumulative employer contributions in excess of net periodic benefit cost	(512)	(609)

Net amount recognized in statement of financial condition	$467	$(205)

Change in Accumulated other comprehensive income due to application of SFAS 158
Additional minimum liability (before SFAS 158)	$—	$—
Intangible assets offset (before SFAS 158)	—	—
AOCI (before SFAS 158)	—	—
Net increase in AOCI due to SFAS 158	—	404

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

	December 31,
	2007		2006
	(Dollars in thousands)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$	N/A		$10,301

Accumulated benefit obligation	$	N/A		$10,301

Fair value of plan assets	$	N/A		$10,096

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation		6.11%		5.84%
Rate of compensation increase		N/A		N/A

Expected Cash Flows
Expected return of assets to employer in next year		$—		$—

Expected employer contribution for next fiscal year		$—		$—

Expected benefit payments
Year ending December 31, 2008		$582
Year ending December 31, 2009		585
Year ending December 31, 2010		583
Year ending December 31, 2011		580
Year ending December 31, 2012		594
Next five years		3,218

Components of net periodic benefit cost
Interest cost		$590		$97
Expected return on plan assets		(687)		(113)

Net periodic benefit cost		$(97)		$(16)

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate		5.84%		5.65%
Expected long-term return on plan assets		7.00%		7.00%
Rate of compensation increase	$	N/A	$	N/A

The long-term expected rate of return for determining net periodic Pension Plan cost for the periods ending December 31, 2007 and 2006 (7.00%) was chosen by the Corporation from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

The Corporation’s Pension Plan weighted average asset allocations at December 31, 2007 and 2006:

	Percentage of Pension Plan Assets at December 31,		Long-term
	2007	2006	target	Range

Asset Category:
Cash and equivalents	3.3%	3.0%	5.0%	1-15%
Equity securities	48.2	63.0	60.0	50-65
Debt securities	48.5	34.0	35.0	30-50

Total	100.0%	100.0%	100.0%

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

Benefit Restoration Plan:

	December 31,
	2007	2006
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation as of December 31 and November 7, 2006, respectively	$2,771	$2,802
Interest cost	158	26
Benefits paid (including expenses)	(60)	(10)
Actuarial (gain)/loss	(40)	(47)

Benefit obligation at end of year	$2,829	$2,771

Change in plan assets
Fair value of plan assets as of December 31 and November 7, 2006, respectively	$—	$—
Actual return on plan assets	—	—
Employer contribution	60	10
Benefits paid (including expenses)	(60)	(10)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year
Net amount recognized in statement of financial condition (after SFAS 158)	$(2,829)	$(2,771)

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

	December 31,
	2007	2006
	(Dollars in thousands)

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—	$—
Current liabilities	(265)	(161)
Noncurrent liabilities	(2,564)	(2,610)

Net amount recognized in statement of financial position (after SFAS 158)	$(2,829)	$(2,771)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition (obligation) cost	$—	$—
Prior service (cost) credit	—	—
Net gain	88	47

Accumulated other comprehensive income (AOCI)	88	47
Cumulative employer contributions in excess of net periodic benefit cost	(2,917)	(2,818)

Net amount recognized in statement of financial condition	$(2,829)	$(2,771)

Change in Accumulated other comprehensive income due to application of SFAS 158
Additional minimum liability (before SFAS 158)	$—	$—
Intangible assets offset (before SFAS 158)	—	—
AOCI (before SFAS 158)	—	—
Net increase in AOCI due to SFAS 158	—	47

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$2,829	$2,771

Accumulated benefit obligation	$2,829	$2,771

Fair value of plan assets	$—	$—

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	6.11%	5.84%
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost
Interest cost	158	26

Net periodic benefit cost	$158	$26

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.84%	5.65%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Expected Cash Flows
Expected return of assets to employer in next year	$—
Expected employer contribution for next fiscal year	265

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

Expected benefit payments
Year ending December 31, 2008	$265
Year ending December 31, 2009	262
Year ending December 31, 2010	258
Year ending December 31, 2011	254
Year ending December 31, 2012	250
Next five years	1,170

21.	Other Noninterest Expense

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Professional fees	$2,269	$2,593	$2,745
Directors fees	397	345	380
Insurance and assessments	2,189	1,898	2,344
Postage, stationery and supplies	2,252	1,251	997
Communications	2,007	988	1,075
Advertising	2,397	1,348	857
Foreclosure losses	227	210	796
Other operating expense	6,821	5,116	4,889

Total	$18,559	$13,749	$14,083

22.	Concentrations of Credit Risk

All of the Corporation’s loans, commitments and standby letters of credit have been granted to customers in the Corporation’s market areas. The concentrations of credit by type of loan or commitment are set forth in Notes 4 and 17, respectively.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except per share amounts):

	2007	2006	2005

Numerator:
Net income (loss)	$7,621	$4,997	$(5,786)
Less preferred dividends	—	—	(305)
Less conversion of preferred stock	—	—	(2,006)

For basic and diluted, net income (loss) applicable to common stockholders	$7,621	$4,997	$(8,097)

Denominator:
For basic, weighted average common shares outstanding	36,974	23,409	19,154
Effect of dilutive stock options	358	625	—

Average common shares outstanding, assuming dilution	37,332	24,034	19,154

Basic net income (loss) per common share	$0.21	$0.21	$(.42)

Diluted net income (loss) per common share	$0.20	$0.21	$(.42)

Basic net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on outstanding convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net income (loss) per common share takes into consideration the pro forma dilution assuming outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 620,301 shares of common stock and the weighted average effect of 382,192 shares of convertible preferred stock prior to conversion were not included in computing diluted net (loss) per share for the year ended December 31, 2005, as they are considered anti-dilutive. No shares of convertible preferred stock remained outstanding at December 31, 2007, 2006 and 2005.

24.	Parent Company

The condensed financial information (unaudited) for Superior Bancorp (Parent Company only) is presented as follows (in thousands):

	December 31,
	2007	2006

Statements of financial condition
Assets:
Cash	$662	$1,318
Investment in subsidiaries	392,865	306,792
Intangibles, net	214	214
Premises and equipment — net	4,252	6,713
Other assets	20,851	19,719

	$418,844	$334,756

Liabilities:
Accrued expenses and other liabilities	$5,558	$9,118
Notes payable	9,500	5,545
Subordinated debentures	53,744	44,006
Stockholders’ equity	350,042	276,087

	$418,844	$334,756

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company — (Continued)

	Year Ended December 31,
	2007	2006	2005

Statements of operations
Income:
Dividends from subsidiaries	$7,000	$1,750	$2,585
Interest	156	116	15
Other income	404	415	852

	7,560	2,281	3,452
Expense:
Directors’ fees	269	276	270
Salaries and benefits	1,384	708	10,831
Occupancy expense	362	512	897
Interest expense	4,569	3,566	3,142
Other	2,373	886	2,257

	8,957	5,948	17,397

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,397)	(3,667)	(13,945)
Income tax benefit	3,513	1,409	6,445

Income (loss) before equity in undistributed earnings of subsidiaries	2,116	(2,258)	(7,500)
Equity in undistributed earnings of subsidiaries	5,505	7,255	1,714

Net income (loss)	$7,621	$4,997	$(5,786)

	Year Ended December 31,
	2007	2006	2005

Statements of cash flows
Operating activities
Net income (loss)	$7,621	$4,997	$(5,786)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization and depreciation expense	184	245	257
Equity in undistributed earnings of subsidiaries	(5,505)	(7,255)	(1,714)
Other (decrease) increase	(1,120)	1,392	(868)

Net cash provided (used) by operating activities	1,180	(621)	(8,111)
Investing activities
Proceeds from sale of premises and equipment	339	947	19
Purchases of premises and equipment	—	(5)	—
Net cash paid in business combinations	(2,527)	(3,855)	—

Net cash (used) provided by investing activities	(2,188)	(2,913)	19

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company — (Continued)

	Year Ended December 31,
	2007	2006	2005

Financing activities
Proceeds from issuance of common stock	640	992	10,542
Proceeds from note payable	10,000	2,000	—
Principal payment on note payable	(6,045)	(210)	(210)
Proceeds from issuance of junior subordinated debentures	22,680	—	—
Principal payment on junior subordinated debentures	(16,495)	—	—
Purchase of treasury stock	(10,428)	—	—
Cash dividends paid	—	—	(305)

Net cash provided by financing activities	352	2,782	10,027
Net (decrease) increase in cash	(656)	(752)	1,935
Cash at beginning of year	1,318	2,070	135

Cash at end of year	$662	$1,318	$2,070

25.	Selected Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for each quarter of 2007 and 2006 follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Total interest income	$39,744	$40,067	$45,999	$46,120
Total interest expense	21,710	22,554	26,093	26,410
Net interest income	18,034	17,513	19,906	19,710
Provision for loan losses	705	1,000	1,179	1,657
Securities gains	243	—	—	66
Changes in fair value of derivatives	(152)	118	202	1,141
Income before income taxes	3,389	2,993	2,361	3,011
Net income	2,298	1,969	1,450	1,904
Basic net income per common share	0.07	0.06	0.04	0.05
Diluted net income per common share	0.07	0.06	0.04	0.05

2006
Total interest income	$21,649	$23,608	$27,458	$36,062
Total interest expense	11,645	13,195	16,543	20,000
Net interest income	10,004	10,413	10,915	16,062
Provision for loan losses	600	700	550	650
Changes in fair value of derivatives	70	(33)	6	331
Income before income taxes	1,100	1,880	979	2,961
Net income	850	1,274	813	2,060
Basic net income per common share	0.04	0.06	0.04	0.07
Diluted net income per common share	0.04	0.06	0.04	0.06

Due to the effect of quarterly weighted average share calculations, the sum of the quarterly net income per share amounts may not total the year-to-date net income per share amounts.

26.	Segment Reporting

Beginning in the third quarter of 2007, the Corporation’s management made certain revisions to how it assesses the performance of its reportable business segments. The following presentation of segment data has been revised to

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Segment Reporting — (Continued)

reflect this change. The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services. All of the corporate administrative costs and other banking activities have been removed from the Alabama Region. Administrative and other banking activities included the results of the Corporation’s investment portfolio, home mortgage division, brokered deposits and borrowed funds positions.

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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined

2007
Net interest income	$36,844	$38,059	$74,903	$259	$75,162
Provision for loan losses	3,845	1,632	5,477	(936)	4,541
Noninterest income	7,021	1,723	8,744	10,613	19,357
Noninterest expense	24,924	14,702	39,626	38,597	78,223

Operating profit (loss)	$15,096	$23,448	$38,544	$(26,789)	11,755

Income tax expense					4,134

Net income					$7,621

Total assets	$1,029,652	$1,124,816	$2,154,468	$730,957	$2,885,425

2006
Net interest income	$27,369	$25,379	$52,748	$(5,354)	$47,394
Provision for loan losses	2,152	1,150	3,302	(802)	2,500
Noninterest income	4,468	1,092	5,560	6,251	11,811
Noninterest expense	14,064	7,156	21,220	28,565	49,785

Operating profit (loss)	$15,621	$18,165	$33,786	$(26,866)	6,920

Income tax expense					1,923

Net income					$4,997

Total assets	$985,423	$862,462	$1,847,885	$593,105	$2,440,990

2005
Net interest income	$24,920	$16,807	$41,727	$(2,702)	$39,025
Provision for loan losses	2,439	1,061	3,500	—	3,500
Noninterest income	6,443	1,123	7,566	7,131	14,697
Noninterest expense	11,981	4,759	16,740	43,880	60,620

Operating profit (loss)	$16,943	$12,110	$29,053	$(39,451)	(10,398)

Income tax benefit					(4,612)

Net loss					$(5,786)

Total assets	$511,077	$414,045	$925,122	$490,347	$1,415,469

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Stockholders Equity

Stock Repurchase Plan

The Corporation announced in June 2007 that the Board of Directors had approved the repurchase of up to 1,000,000 shares of the Corporation’s outstanding common stock. During the quarter ended September 30, 2007, the Corporation purchased 1,000,000 shares of then outstanding stock at an average price of $9.22 per share, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions and were not repurchased from the Corporations management team or other insiders.

The Corporation announced in October 2007 that the Board of Directors approved the purchase of an additional 1,000,000 shares of its outstanding common stock beginning on or after November 2, 2007. During the quarter ended December 31, 2007, the Corporation purchased 182,000 shares of then outstanding stock at an average price of $6.61, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions. The Corporation did not repurchase any shares from its management team or other insiders. This stock repurchase program does not obligate the Corporation to acquire any specific number of shares and may be suspended or discontinued at any time.

Termination of Superior ESOP

Effective August 31, 2007, the Corporation terminated the Superior Bancorp Employee Stock Ownership Plan (the “ESOP”) (See Note 12). The ESOP was leveraged, and a promissory note existed between the ESOP and the Corporation that had a remaining balance of $1,165,000 at the termination date. The promissory note was satisfied by the transfer from the ESOP to the Corporation of 127,469 unallocated shares of Corporation common stock valued at a price of $9.14 per share, the closing price that day. The Corporation transferred these shares during the third quarter of 2007 to treasury stock at current market value from the unallocated ESOP shares account. The remaining 17,178 unallocated shares were committed to be allocated to the participants’ accounts, and, as a result, the Corporation recognized additional compensation expense during the third quarter of 2007 of approximately $158,000.

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

directors of the Corporation’s banking subsidiary. Mr. Taylor and Mr. Taylor, Jr. subsequently resigned as directors of the Corporation to pursue other business opportunities.

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

Under the agreement with Mr. Taylor, Jr., in lieu of the payments to which he would have been entitled under his employment agreement, the Corporation paid Mr. Taylor, Jr., $1,382,872 on January 24, 2005. The agreement also provides for the provision of certain insurance benefits to Mr. Taylor, Jr. and for the immediate vesting of his unvested incentive awards and deferred compensation in each case substantially as required by his employment agreement. This obligation to provide such payments and benefits to Mr. Taylor, Jr. is absolute and will survive the death or disability of Mr. Taylor, Jr. (see Note 29.)

In connection with the above described management separation transactions, the Corporation recognized pre-tax expenses of $15,467,000 for the year ended December 31, 2005. At December 31, 2007 and 2006, the Corporation had $363,000 and $416,000, respectively of accrued liabilities related to these agreements.

29.	Subsequent Events

In January 2008, the Corporation’s banking subsidiary entered into agreements with a limited liability company, of which one of the Corporation’s directors is a member, pursuant to which the limited liability company purchased on January 31, 2008 office buildings located in Albertville and Athens, Alabama for a total of $4,250,000. See Note 6 for further details of this transaction.

In January 2008, the Corporation securitized approximately $18,000,000 of residential mortgage loans retaining 100 percent of the beneficial interest and retained interest. The beneficial interest includes federal agency securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the retained interest includes a servicing asset. No gain or loss was recognized on the securitization, however, the Corporation entered a commitment to sell the securities for a gain of approximately $347,000 which will close in February 2008. The Company retained servicing responsibilities and will receive servicing fees amounting to approximately 25 basis points of the outstanding balance of these loans. The FHLMC has no recourse to the Corporation for failure of debtors to pay when due.

In January 2008, various members of the Corporation’s management received restricted stock grants totaling 107,150 shares. See note 12 for further details regarding this grant.

In February 2008, James A. Taylor, Jr. and the Corporation jointly agreed to terminate all current and future obligations under the management separation agreement dated January 24, 2005 for a total payment of $568,000.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	Subsequent Events — (Continued)

In March 2008, the Corporation terminated its interest rate floor contracts for $1,267,000 which resulted in a realized pre-tax gain of $677,000 that the Corporation will recognize in the Corporation’s first quarter 2008 consolidated statement of income (see Note 15).

In March 2008, the Corporation’s Board of Directors approved, subject to approval by its stockholders, a proposed amendment to Superior Bancorp’s Restated Certificate of Incorporation effecting a 1-for-4 reverse split of its issued and outstanding shares of common stock and decreasing the number of its authorized shares of common stock from 60,000,000 to 15,000,000. Contingent on approval of this proposal by the requisite vote of the stockholders at the Corporation’s 2008 annual meeting of stockholders, and the filing of the proposed amendment with the Secretary of State of the State of Delaware, the 1-for-4 reverse stock split and reduction of authorized shares would be effective in accordance with the terms of the proposed amendment. The Corporation anticipates that the reverse stock split will become effective shortly after the 2008 annual meeting of stockholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls And Procedures

Officer Certifications

Appearing immediately following the Signatures section of this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer, who is our principal financial officer (“PFO”). The Certifications are required to be made by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the information set forth below in this Item should be read in conjunction with the Certifications for a more complete understanding of the Certifications.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that material information required to be disclosed in our Exchange Act reports is made known to the officers who certify our financial reports and to other members of our senior management and our Board of Directors.

Based on their evaluation as of December 31, 2007, our CEO and our PFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our CEO and our PFO, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2007. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

During 2007, we acquired People’s as described in Note 2 to the consolidated financial statements. Management has excluded this business from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This business represented approximately 12% of our consolidated total assets as of December 31, 2007, and approximately 7% percent of our consolidated net interest income for the year then ended.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Superior Bancorp

We have audited Superior Bancorp’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Superior Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of the effectiveness of internal control over financial reporting did not include an assessment of the internal controls over financial reporting of People’s Community Bancshares, Inc., the financial statements of which are included in the 2007 consolidated financial statements of Superior Bancorp and Subsidiaries, and constituted approximately 12 percent of the Company’s consolidated total assets as of December 31, 2007, and approximately 7 percent of the Company’s consolidated net interest income for the year then ended. Our audit of internal control over financial reporting of Superior Bancorp and Subsidiaries also did not include an evaluation of the internal control over financial reporting of People’s Community Bancshares, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Superior Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Superior Bancorp and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 14, 2008

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

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Nominees for Director,” “Executive Officers,” “Certain Information Concerning the Board of Directors and Its Committees,” “Stockholder Communications with the Board,” “Director Compensation,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation and Other Information,” “Certain Transactions and Relationships” and “Relationship with Independent Public Accountants” included in our definitive proxy statement to be filed no later than April 30, 2008, in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)-l	Restated Certificate of Incorporation of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated May 17, 2007, is hereby incorporated herein by reference.
(3)-2	Bylaws of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated November 20, 2007, is hereby incorporated herein by reference.
(4)-1	Amended and Restated Declaration of Trust, dated as of September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, The Banc Corporation, as Sponsor, David R. Carter and James A. Taylor, Jr., as Administrators, filed as Exhibit(4)-l to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.

(4)-2	Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit(4)-2 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-3	Indenture, dated as of September 7, 2000, by and among The Banc Corporation as issuer and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, filed as Exhibit(4)-3 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-4	Placement Agreement, dated as of August 31, 2000, by and among The Banc Corporation, TBC Capital Statutory Trust II, Keefe Bruyette & Woods, Inc., and First Tennessee Capital Markets, filed as Exhibit(4)-4 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-5	Amended and Restated Declaration of Trust, dated as of July 16, 2001, by and among The Banc Corporation, The Bank of New York, David R. Carter, and James A. Taylor, Jr. filed as Exhibit(4)-5 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-6	Guarantee Agreement, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit(4)-6 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-7	Indenture, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit(4)-7 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-8	Placement Agreement, dated as of June 28, 2001, among TBC Capital Statutory Trust III, and The Banc Corporation and Sandler O’Neill & Partners, L.P. filed as Exhibit(4)-8 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-9	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 4.4 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-10	Amended and Restated Declaration of Trust, dated March 23, 2000, by and among The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I filed as Exhibit 10.1 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-11	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 10.2 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-12	Stock Purchase Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-1 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-13	Registration Rights Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-2 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-14	Indenture, dated as of December 15, 2005, by and between Peoples Community Bancshares, Inc. and Wilmington Trust Company.
(4)-15	Placement Agreement, dated as of December 7, 2005, by and among Peoples Community Bancshares, Inc., Peoples Community Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc.
(4)-16	Guarantee Agreement, dated as of December 15, 2005, by and between Peoples Community Bancshares, Inc. and Wilmington Trust Company.
(4)-17	Amended and Restated Declaration of Trust, dated as of December 15, 2005, by and among Wilmington Trust Company, Peoples Community Bancshares, Inc., Neil D. McCurry, Jr. and Dorothy S. Barth.
(4)-18	Declaration of Trust, dated July 10, 2007, by and among Superior Bancorp, Wilmington Trust Company, Mark A. Tarnakow, William H. Caughran and Rick D. Gardner filed as Exhibit 4.01 to Superior Bancorp’s Form 10-Q for the quarter ended September 30, 2007.

(4)-19	Indenture, dated as of July 19, 2007, between Superior Bancorp and Wilmington Trust Company filed as Exhibit 4.02 to Superior Bancorp’s Form 10-Q for the quarter ended September 30, 2007.
(4)-20	Guarantee Agreement, dated as of July 19, 2007, between Superior Bancorp and Wilmington Trust Company filed as Exhibit 4.03 to Superior Bancorp’s Form 10-Q for the quarter ended September 30, 2007.
(4)-21	Placement Agreement, dated July 18, 2007, by and among Superior Bancorp, FTN Capital Markets and Keefe, Bruyette & Woods, Inc. filed as Exhibit 4.04 to Superior Bancorp’s Form 10-Q for the quarter ended September 30, 2007.
(10)-1	Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, filed as Exhibit (10)-1 to The Banc Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is hereby incorporated herein by reference.
(10)-2	Commerce Bank of Alabama Incentive Stock Compensation Plan, filed as Exhibit(4)-3 to The Banc Corporation’s Registration Statement on Form S-8, dated February 22, 1999 (Registration No. 333-72747), is hereby incorporated herein by reference.
(10)-3	Employment Agreement by and between The Banc Corporation and James A. Taylor, filed as Exhibit (10)-1 to The Banc Corporation’s Quarterly Report on Form 10-Q for quarter ended March 31, 2002 is hereby incorporated herein by reference.
(10)-4	Deferred Compensation Agreement by and between The Banc Corporation and James A. Taylor, filed as Exhibit (10)-2 to The Banc Corporation’s Registration Statement on Form S-l (Registration No. 333-67011), is hereby incorporated herein by reference.
(10)-5	Form of Deferred Compensation Agreement by and between The Banc Corporation and the individuals listed on Schedule A attached thereto filed as Exhibit (10)-11 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
(10)-6	Form of Deferred Compensation Agreement by and between Superior Bank and the individuals listed on Schedule A attached thereto filed as Exhibit (10)-11 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
(10)-7	Agreement dated as of June 30, 2005, by and between The Banc Corporation and David R. Carter, filed as Exhibit 10-3 to The Banc Corporation’s Current Report on Form 10-K dated July 21, 2005, is hereby incorporated herein by reference.
(10)-8	Agreement, dated as of June 30, 2005, by and between The Banc Corporation and F. Hampton McFadden, Jr., filed as Exhibit 10-4 to The Banc Corporation’s Current Report on Form 8-K dated July 21, 2005, is hereby incorporated herein by reference.
(10)-9	Agreement, dated January 24, 2005, between The Banc Corporation and James A. Taylor, Sr., filed as Exhibit 10-3 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-10	Agreement, dated January 24, 2005, between The Banc Corporation and James A. Taylor, Jr., filed as Exhibit 10-4 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-11	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Stanley Bailey, filed as Exhibit 10-5 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-12	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Marvin Scott, filed as Exhibit 10-6 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-13	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and Rick D. Gardner, filed as Exhibit 10-7 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-14	Agreement and Plan of Merger between Kensington Bankshares, Inc. and The Banc Corporation, dated March 6, 2006, filed as Exhibit 10 to The Banc Corporation’s Current Report on Form 8-K dated March 6, 2006, is hereby incorporated herein by reference.
(10)-15	Agreement and Plan of Merger between Community Bancshares, Inc. and The Banc Corporation, dated April 29, 2006, filed as Exhibit 2.01 to The Banc Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is hereby incorporated herein by reference.

(10)-16	Agreement and Plan of Merger between People’s Community Bancshares, Inc. and Superior Bancorp, dated January 18, 2007, filed as Exhibit 10 to Superior Bancorp’s Current Report on Form 8-K dated January 18, 2007, is hereby incorporated herein by reference.
(10)-17	Change in Control Agreement between The Banc Corporation and James C. Gossett dated April 1, 2002, filed as Exhibit (10)-17 to Superior Bancorp’s Form 10-K for the year ended December 31, 2006 is hereby incorporated herein by reference.
(10)-18	Agreement between Superior Bank and William H. Caughran, dated August 31, 2006, filed as Exhibit 10.4 to Amendment No. 1 to Superior Bancorp’s Registration Statement on Form S-4 (Registration No. 333-136419) is hereby incorporated herein by reference.
(10)-19	Management Incentive Compensation Plan, filed as Exhibit 10.1 to The Banc Corporation’s Current Report on Form 8-K, dated April 26, 2005, is hereby incorporated herein by reference.
(10)-20	Change in Control Agreement, dated March 10, 2008, by and among Superior Bancorp, Superior Bank and Mark A. Tarnakow.
(10)-21	Change in Control Agreement, dated March 10, 2008, by and among Superior Bancorp, Superior Bank and William H. Caughran.
(21)	Subsidiaries of Superior Bancorp.
(23)-1	Consent of Grant Thornton, LLP.
(23)-2	Consent of Carr, Riggs & Ingram, LLC.
(31)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).
(32)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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
C. Stanley Bailey
Chief Executive Officer

March 14, 2008

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and Mark A. Tarnakow, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation’s 2007 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Stanley Bailey C. Stanley Bailey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2008

/s/ Mark A. Tarnakow Mark A. Tarnakow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Roger Barker Roger Barker	Director	March 14, 2008

/s/ K. Earl Durden K. Earl Durden	Director	March 14, 2008

/s/ Rick D. Gardner Rick D. Gardner	Director	March 14, 2008

/s/ Thomas E. Jernigan, Jr. Thomas E. Jernigan, Jr.	Director	March 14, 2008

/s/ James Mailon Kent, Jr. James Mailon Kent, Jr.	Director	March 14, 2008

/s/ Mark A. Lee Mark A. Lee	Director	March 14, 2008

/s/ James M. Link James M. Link	Director	March 14, 2008

Signature	Title	Date

/s/ Peter L. Lowe Peter L. Lowe	Director	March 14, 2008

/s/ John C. Metz John C. Metz	Director	March 14, 2008

/s/ D. Dewey Mitchell D. Dewey Mitchell	Director	March 14, 2008

/s/ Barry Morton Barry Morton	Director	March 14, 2008

/s/ Robert R. Parrish, Jr. Robert R. Parrish, Jr.	Director	March 14, 2008

/s/ Charles W. Roberts, III Charles W. Roberts, III	Director	March 14, 2008

/s/ C. Marvin Scott C. Marvin Scott	Director	March 14, 2008

/s/ James C. White, Sr. James C. White, Sr.	Director	March 14, 2008