Form 10-Q
period 2008-03-31
SUPERIOR BANCORP
filed 2008-05-09
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2008
Common stock, $.001 par value	10,052,808

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Cash and due from banks	$67,057	$52,983
Interest-bearing deposits in other banks	5,515	6,916
Federal funds sold	10,647	3,452
Investment securities available for sale	367,975	361,171
Tax lien certificates	12,085	15,615
Mortgage loans held for sale	41,789	33,408
Loans, net of unearned income	2,066,192	2,017,011
Less: Allowance for loan losses	(23,273)	(22,868)

Net loans	2,042,919	1,994,143

Premises and equipment, net	104,687	104,799
Accrued interest receivable	15,566	16,512
Stock in FHLB	19,227	14,945
Cash surrender value of life insurance	45,731	45,277
Goodwill and other intangibles	186,519	187,520
Other assets	44,182	48,684

TOTAL ASSETS	$2,963,899	$2,885,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$226,256	$207,602
Interest-bearing	1,939,628	1,993,009

TOTAL DEPOSITS	2,165,884	2,200,611
Advances from FHLB	312,832	222,828
Federal funds purchased and security repurchase agreements	6,619	17,075
Notes payable	9,500	9,500
Junior subordinated debentures owed to unconsolidated subsidiary trusts	53,658	53,744
Accrued expenses and other liabilities	63,571	31,625

TOTAL LIABILITIES	2,612,064	2,535,383
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 15,000,000 shares; shares issued 10,373,556 and 10,380,658, respectively; outstanding 10,052,808 and 10,027,079, respectively	11	10
Surplus	329,008	329,232
Retained earnings	34,252	33,557
Accumulated other comprehensive income	966	174
Treasury stock, at cost - 320,749 and 347,536 shares respectively	(11,364)	(12,309)
Unearned ESOP stock	(582)	(622)
Unearned restricted stock	(456)	—

TOTAL STOCKHOLDERS’ EQUITY	351,835	350,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,963,899	$2,885,425

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$37,346	$34,312
Interest on taxable securities	4,052	4,439
Interest on tax-exempt securities	430	129
Interest on federal funds sold	80	127
Interest and dividends on other investments	644	737

Total interest income	42,552	39,744
INTEREST EXPENSE
Interest on deposits	20,253	17,468
Interest on other borrowed funds	2,792	3,249
Interest on junior subordinated debentures	1,015	993

Total interest expense	24,060	21,710

NET INTEREST INCOME	18,492	18,034
Provision for loan losses	1,872	705

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,620	17,329
NONINTEREST INCOME
Service charges and fees on deposits	2,103	1,786
Mortgage banking income	1,266	950
Investment securities gains	402	243
Change in fair value of derivatives	1,050	(152)
Increase in cash surrender value of life insurance	552	448
Other income	1,228	811

TOTAL NONINTEREST INCOME	6,601	4,086
NONINTEREST EXPENSES
Salaries and employee benefits	12,141	10,098
Occupancy, furniture and equipment expense	4,060	3,127
Amortization of core deposit intangibles	896	304
Merger-related costs	108	319
Other expenses	5,059	4,178

TOTAL NONINTEREST EXPENSES	22,264	18,026

Income before income taxes	957	3,389
INCOME TAX EXPENSE	262	1,091

NET INCOME	$695	$2,298

BASIC NET INCOME PER COMMON SHARE	$0.07	$0.27

DILUTED NET INCOME PER COMMON SHARE	$0.07	$0.26

Weighted average common shares outstanding	10,011	8,610
Weighted average common shares outstanding, assuming dilution	10,045	8,760
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
NET CASH USED BY OPERATING ACTIVITIES	$(5,316)	$(3,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other banks	1,401	(1,453)
Net (increase) decrease in federal funds sold	(7,195)	10,296
Proceeds from sales of securities available for sale	17,368	2,400
Proceeds from maturities of investment securities available for sale	71,607	16,253
Purchases of investment securities available for sale	(54,930)	(6,326)
Redemption of tax lien certificates	3,530	4,125
Net increase in loans	(55,890)	(24,840)
Purchases of premises and equipment	(4,245)	(2,099)
Proceeds from sale of premises and equipment	4,249	—
Proceeds from sale of repossessed assets	2,898	750
Increase in stock in FHLB	(4,281)	(1,001)
Other investing activities, net	—	(230)

Net cash used by investing activities	(25,488)	(2,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(34,641)	(10,232)
Net increase in FHLB advances and other borrowed funds	79,519	12,607
Payments made on notes payable	—	(4,802)
Proceeds from notes payable	—	5,250

Net cash provided by financing activities	44,878	2,823

Net increase (decrease) in cash and due from banks	14,074	(2,444)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	52,983	49,783

CASH AND DUE FROM BANKS AT END OF PERIOD	$67,057	$47,339

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (“the Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2007. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The Condensed Consolidated Statement of Financial Condition at December 31, 2007, presented herein, has been derived from the financial statements audited by Grant Thornton LLP, independent registered public accountants, as indicated in their report, dated March 14, 2008, included in the Corporation’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Restatement to Reflect 1-for-4 Reverse Stock Split
All disclosures, in this quarterly report, regarding common stock and related earnings per share have been retroactively restated for all periods presented to reflect a 1-for-4 reverse stock split effective April 28, 2008 (see Note 8).
Note 2 — Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 157 on January 1, 2008 and the impact of this adoption is included in Note 9.
Statement of Financial Accounting Standards No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Corporation to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation evaluated SFAS 159 and determined that the fair value option should not be elected for any financial asset or liability reported on the Corporation’s consolidated statement of financial condition as of January 1, 2008 (date of adoption), nor has the Corporation applied the provisions of FAS 159 to any financial asset or liability recognized during the quarter ended March 31, 2008.
Statement of Financial Accounting Standards No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be

Note 2 — Recent Accounting Pronouncements — (Continued)
determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have an impact on the Corporation’s accounting for business combinations, if any, closing on or after January 1, 2009.

Staff Accounting Bulletin No. 109
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Corporation’s financial position, results of operations or cash flows.
Statement of Financial Accounting Standards No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial position, results of operations or cash flows.
Note 3 — Acquisitions
The Corporation completed the acquisition of 100% of the outstanding stock of People’s Community Bancshares, Inc. (“People’s”), of Sarasota, Florida on July 27, 2007 in exchange for 1,658,781 shares (restated to reflect 1-for-4 reverse stock split) of the Corporation’s common stock valued at approximately $73,982,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76,429,000. As a result of the acquisition the Corporation now operates three banking locations in Sarasota and Manatee Counties, Florida. This area is a significant addition to the Corporation’s largest market, which was expanded in 2006 by the Kensington Bankshares, Inc., Tampa, Florida acquisition.
The People’s transaction resulted in $47,389,000 of goodwill allocated to the Florida reporting unit and $9,810,000 of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.
Pro forma Results of Operations
The results of operations of People’s subsequent to its acquisition date is included in the Corporation’s consolidated statements of income. The following pro forma information for the three-months ended March 31, 2007 reflects the Corporation’s pro forma consolidated results

Note 3 — Acquisitions — (Continued)
of operations as if the acquisition of People’s occurred at January 1, 2007, unadjusted for potential cost savings.

Three Months
Ended
(Dollars in thousands, except per share data)	March 31, 2007
Pro forma net interest income and noninterest income	$25,488
Pro forma net income	3,233
Pro forma earnings per common share — basic	$0.31
Pro forma earnings per common share — diluted	0.31
Note 4 — Segment Reporting
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services. All of the corporate administrative costs and other banking activities have been removed from the Alabama Region. Administrative and other banking activities includes the results of the Corporation’s investment portfolio, home mortgage division, brokered deposits and borrowed funds positions.
The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2007. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended March 31, 2008
Net interest income	$6,998	$9,621	$16,619	$1,873	$18,492
Provision for loan losses	855	858	1,713	159	1,872
Noninterest income	1,862	450	2,312	4,289	6,601
Noninterest expense	7,626	5,486	13,112	9,152	22,264

Operating profit (loss)	$379	$3,727	$4,106	$(3,149)	957

Income tax expense					262

Net income					$695

Total assets	$993,808	$1,155,201	$2,149,009	$814,890	$2,963,899

Three months ended March 31, 2007
Net interest income	$9,424	$8,531	$17,955	$79	$18,034
Provision for loan losses	603	94	697	8	705
Noninterest income	1,737	312	2,049	2,037	4,086
Noninterest expense	6,079	3,080	9,159	8,867	18,026

Operating profit (loss)	$4,479	$5,669	$10,148	$(6,759)	3,389

Income tax expense					1,091

Net income					$2,298

Total assets	$977,573	$707,488	$1,685,061	$765,873	$2,450,934

Note 5 — Net Income per Common Share
The following table shows the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
For basic and diluted, net income	$695	$2,298

Denominator:
For basic, weighted average common shares outstanding	10,011	8,610
Effect of dilutive stock options and restricted stock	34	150

Average diluted common shares outstanding	10,045	8,760

Basic net income per common share	$.07	$.27

Diluted net income per common share	$.07	$.26

Note 6 — Comprehensive Income
Total comprehensive income was $1,487,000 for the three-month period ended March 31, 2008, and $2,726,000 for the three-month period ended March 31, 2007. Total comprehensive income consists of net income and the net unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.
Note 7 — Income Taxes
The effective tax rate decreased in the three-month period ended March 31, 2008 primarily as a result of lower levels of pre-tax income. The difference in the effective tax rate in the three months ended March 31, 2008 and 2007, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies. The Corporation adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is described below.
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
All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the three-month period ended March 31, 2008.

Note 8 — Stockholders’ Equity
1-for-4 Reverse Stock Split
On April 28, 2008, the Corporation completed a 1-for-4 reverse split of its issued and outstanding shares of common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brings the Corporation’s authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this quarterly report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the open of business April 28, 2008, and the Corporation’s temporary ticker symbol is SUPRD. The “D” will be removed from the ticker symbol as of the market’s opening on May 27, 2008.
Stock Incentive Plan
The Corporation established the Third Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”) for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 625,000 (restated for 1-for-4 reverse stock split) shares of the Corporation’s common stock of which substantially all available shares have been granted. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation’s common stock on the grant date. Some of the options granted under the plan in the past vested over a five-year period, while others vested based on certain benchmarks relating to the trading price of the Corporation’s common stock, with an outside vesting date of five years from the date of grant. More recent grants have followed this benchmark-vesting formula.
In April 2008, the Corporation’s stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for our directors and key employees to further the growth, development and financial success of the Corporation and its subsidiaries by personally benefiting through the ownership of the Corporation’s common stock, or other rights which recognize such growth, development and financial success. The Corporation’s Board also believes the 2008 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect the Corporation’s financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights).Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.
During the first quarter of 2005, the Corporation granted 422,734 options to the new management team. These options have exercise prices ranging from $32.68 to $38.52 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the table below.
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the underlying options. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the three-month periods ended March 31, 2008 and 2007:

	2008	2007
Risk free interest rate	4.50%	4.47%
Volatility factor	29.11%	29.34%
Weighted average life of options (in years)	5.00	5.00
Dividend yield	0.00%	0.00%

Note 8 — Stockholders’ Equity — (Continued)
A summary of stock option activity as of March 31, 2008 and changes during the three months then ended is shown below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2008	802,048	$32.28
Granted	2,875	18.56

Under option, March 31, 2008	804,293	$33.03	6.46	$—

Exercisable at end of period	694,649	$31.76	5.21	$—

Weighted-average fair value per option of options granted during the period	$6.35

As of March 31, 2008, there was $828,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a 25- to 30- month period unless the options vest earlier based on achievement of benchmark trading price levels. During the three-month periods ended March 31, 2008 and 2007, the Corporation recognized approximately $162,000 and $83,000, respectively, in compensation expense related to options granted.
In January 2008, members of the Corporation’s management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share or $497,000 which will be recognized over a 24-month period as 50% of the stock vests on January 22, 2009 with the remaining 50% vesting on January 22, 2010. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. vote, receive dividends, etc), prior to vesting.
Note 9 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157 which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
The adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the Corporation’s financial position or results of operations. The Corporation’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, core deposit intangibles, net property and equipment and other real estate, which primarily represents collateral that is received through troubled loans. The Corporation does not expect that the adoption of SFAS 157 for these nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.
In accordance with the provisions of SFAS 157, the Corporation measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about

Note 9 — Fair Value Measurements — (Continued)
the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
Assets Recorded at Fair Value on a Recurring Basis
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

	Assets
	Measured at	Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$367,975	$—	$367,975	$—
Derivative financial instruments, net	666	—	666	—

Total recurring basis measured assets	$368,641	$—	$368,641	$—

Valuation Techniques — Recurring Basis
Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs.
Derivative financial instruments. Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by third-party leading financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.

Note 9 — Fair Value Measurements — (Continued)
Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

	Assets	Quoted Prices
	Measured at	in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$41,789	$—	$41,789	$—
Impaired loans, net of specific allowance	26,946	—	—	26,946

Total nonrecurring basis measured assets	$68,735	$—	$41,789	$26,946

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.
Impaired Loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets including equipment. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. The value of business equipment is based on an appraisal by qualified licensed appraisers approved and hired by the Corporation, if significant. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our March 31, 2008 condensed consolidated financial condition and results of operations for the three-month periods ended March 31, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Developments
On April 28, 2008, we completed a 1-for-4 reverse split of our issued and outstanding shares of common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brings our authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this quarterly report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split is effective in the market as of the open of business April 28, 2008, and our temporary ticker symbol is SUPRD. The “D” will be removed from the ticker symbol as of the market’s opening on May 27, 2008.
Overview
The entire banking industry is operating in an adverse environment relative to maximizing short-term performance. Factors such as the challenging credit cycle, housing softness, gloomy media coverage, weakened consumer confidence and dramatic Federal Reserve rate reductions provide a stiff headwind in 2008. Our management continues to adapt to these factors while remaining focused on taking the actions that management believes will ultimately result in enhanced shareholder value.
Our principal subsidiary is Superior Bank (“Bank”), a federal savings bank headquartered in Birmingham, Alabama, which operates 74 banking offices from Huntsville, Alabama to Venice, Florida and 22 consumer finance company offices in Alabama. Our Florida franchise currently has 31 branches. The Bank continues its de novo branch strategy with 18 of 20 planned branches opened in key Alabama and Florida market’s. Upon completion, the Bank will have invested approximately $25 to $30 million toward its de novo expansion program.
First quarter 2008 net income was $695,000, or $.07 per share, compared to $1.9 million for the fourth quarter of 2007 and $2.3 million for the first quarter of 2007. First quarter 2008 net income includes the effect of $1.4 million, net of tax effect, in new branch overhead expense and $564,000, net of tax effect, in core deposit intangible amortization compared to first quarter 2007 core deposit amortization of $192,000, net of tax effect. First quarter 2007 results do not include the effect of our acquisition of People’s, which was completed on July 27, 2007.
Our total assets were $2.964 billion at March 31, 2008, an increase of $79 million, or 2.72%, from $2.885 billion as of December 31, 2007. Our total deposits, excluding brokered certificates of deposit, at March 31, 2008, increased 1.2% (4.9% annualized) to $2.1 billion from December 31, 2007 and increased 24% from March 31, 2007. The acquisition of People’s accounted for approximately 16% of the deposit growth since March 31, 2007. As of March 31, 2008, our de novo branches accounted for approximately $208 million of core deposits, predominantly from new customer relationships. Customer dislocation resulting from recent merger activities of certain other financial institutions in our markets also contributed to the deposit performance. Loans increased to $2.1 billion at March 31, 2008, an increase of 2.4% (9.6% annualized) from December 31, 2007 and 23.3% from March 31, 2007.
With regard to credit quality at March 31, 2008, nonperforming assets (“NPAs”) were 1.81% of total loans plus NPAs compared to 1.47% at December 31, 2007, which is in line with management’s expectations. The $7.9 million NPA increase during the first quarter of 2008 was predominantly located in our Florida segment, with the largest exposure being one relationship of approximately $1.3 million and several smaller real estate credits. The increase also included one real estate relationship in the Alabama segment of about $2.7 million in addition to several smaller credits.
Nonperforming loans (“NPLs”) to total loans increased to 1.49% at March 31, 2008 from 1.26% at December 31, 2007, with the increase primarily related to the construction and single-family residential portfolios, which collectively accounted for approximately 86% of the total increase. Allowance for loan losses to NPLs decreased to 75.42% at March 31, 2008 from 90.31% at December 31, 2007.
Overall past due loans declined during the first quarter with the 90 days past due (DPD) and still accruing category moving to 0.00% from 0.10% as a percentage of total loans at December 31, 2007. Loans in the 30-89 DPD category increased to 1.25% from 1.13% as a percentage of total loans at December 31, 2007.
Net loan charge-offs as a percentage of average loans were 0.29% during the first quarter of 2008, compared to 0.33% and 0.24% during the fourth quarter of 2007 and the year ended December 31, 2007, respectively. Of the $1.5 million net charge-offs in the first quarter of 2008, approximately 40% were 1-4 family mortgage-related, 24% were commercial real estate-related and 27% were in the consumer finance subsidiaries.
The provision for loan losses increased to $1.9 million in the first quarter of 2008, compared to $1.7 million in the fourth quarter of 2007 and $705,000 in the first quarter of 2007. This increase in the provision maintained the allowance for loan losses at 1.13% of net loans, or $23.3 million, at March 31, 2008, compared to 1.13% of net loans or $22.9 million, at December 31, 2007. Our management believes the allowance for loan losses at March 31, 2008 is appropriate to absorb any possible losses in the loan portfolio. Management’s assessment of our credit quality is based on various internal and external factors that affect the collectability of loans. Management is constantly monitoring and assessing these factors through a consistent methodology of estimating the allowance for loan losses.
Fair Value Measurements
In September 2006, the FASB issued SFAS 157 which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
The adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, core deposit intangibles, net property and equipment and other real estate, which primarily represents collateral that is received in satisfaction of troubled loans. We do not expect that the adoption of SFAS 157 for these nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.
In accordance with the provisions of SFAS 157, we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

	Assets
	Measured at	Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$367,975	$—	$367,975	$—
Derivative financial instruments, net	666	—	666	—

Total recurring basis measured assets	$368,641	$—	$368,641	$—

Valuation Techniques — Recurring Basis
Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs.
Derivative financial instruments. Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by third-party leading financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.
Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted
	Assets	Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$41,789	$—	$41,789	$—
Impaired loans	26,946	—	—	26,946

Total nonrecurring basis measured assets	$68,735	$—	$41,789	$26,946

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Impaired Loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets including equipment. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by our management. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by our management, if significant. Appraised and reported values may be discounted based on our management’s historical knowledge, changes in market conditions from the time of valuation, and/or our management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Results of Operations
Net income decreased $1.603 million, or 69.8%, to $695,000 for the three months ended March 31, 2008 (first quarter of 2008), from $2.298 million for the three months ended March 31, 2007 (first quarter of 2007). The following table presents key earnings data for the periods indicated:

	Three Months
	Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Superior Bancorp and Subsidiaries
Net income	$695	$2,298
Net income per common share (diluted)	0.07	0.26
Net interest margin	3.04%	3.53%
Net interest spread	2.76	3.22
Return on average assets	0.10	0.38
Return on average tangible assets	0.10	0.41
Return on average stockholders’ equity	0.80	3.37
Return on average tangible equity	1.70	6.33
Book value per share	$35.14	$32.14
Tangible book value per share	16.51	17.29

Banking Subsidiary, Superior Bank
Net income	$1,677	$3,283
Return on average assets	0.23%	0.56%
Return on average stockholders’ equity	1.71	4.34
Return on tangible equity	3.24	7.48
The decrease in our net income during the first quarter of 2008 compared to the first quarter of 2007 is primarily the result of increases in the provision for loan losses and noninterest expenses. The increase in provision for loan losses is the result of increased loan volume and charge-offs. The increase in noninterest expenses is the result of branch expansion and the People’s acquisition.
Net Interest Income.Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	First Quarter 2008 vs 2007
	Average	Income/	Yield/
	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$402,918	$3,034	(1.09)%
Investment securities
Taxable	(32,878)	(387)	0.02
Tax-exempt	27,256	457	0.35

Total investment securities	(5,622)	70	0.12
Federal funds sold	653	(47)	(2.40)
Other investments	(2,419)	(93)	(0.54)

Total interest -earning assets	$395,530	2,964	(0.81)

	Increase (Decrease) in
	First Quarter 2008 vs 2007
	Average	Income/	Yield/
	Balance	Expense	Rate
	(Dollars in Thousands)
Interest-bearing liabilities:
Demand deposits	$159,977	574	(0.52)
Savings deposits	13,983	128	0.65
Time deposits	159,754	2,083	0.02
Other borrowings	26,664	(457)	(1.27)
Subordinated debentures	9,771	22	(1.57)

Total interest-bearing liabilities	$370,149	2,350	(0.35)

Net interest income/net interest spread		614	(0.46)%

Net yield on earning assets			(0.49)%

Taxable equivalent adjustment:
Investment securities		156

Net interest income		$458

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,070,312	$37,346	7.26%	$1,667,394	$34,312	8.35%
Investment securities
Taxable	307,195	4,052	5.31	340,073	4,439	5.29
Tax-exempt (2)	39,972	652	6.56	12,716	195	6.21

Total investment securities	347,167	4,704	5.45	352,789	4,634	5.33
Federal funds sold	9,541	80	3.37	8,888	127	5.77
Other investments	45,669	644	5.67	48,088	737	6.21

Total interest-earning assets	2,472,689	42,774	6.96	2,077,159	39,810	7.77
Noninterest-earning assets:
Cash and due from banks	56,657			43,319
Premises and equipment	103,624			95,137
Accrued interest and other assets	287,435			226,006
Allowance for loan losses	(22,814)			(18,900)

Total assets	$2,897,591			$2,422,721

	Three Months Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$676,148	$5,076	3.02%	$516,171	$4,502	3.54%
Savings deposits	57,393	233	1.63	43,410	105	0.98
Time deposits	1,249,440	14,944	4.81	1,089,686	12,861	4.79
Other borrowings	267,866	2,792	4.20	241,202	3,249	5.46
Subordinated debentures	53,707	1,015	7.60	43,936	993	9.17

Total interest-bearing liabilities	2,304,554	24,060	4.20	1,934,405	21,710	4.55
Noninterest-bearing liabilities:
Demand deposits	216,745			179,567
Accrued interest and other liabilities	24,942			32,330
Stockholders’ equity	351,350			276,419

Total liabilities and stockholders’ equity	$2,897,591			$2,422,721

Net interest income/net interest spread		18,714	2.76%		18,100	3.22%

Net yield on earning assets			3.04%			3.53%

Taxable equivalent adjustment:
Investment securities (2)		222			66

Net interest income		$18,492			$18,034

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008 vs. 2007 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$3,034	$(4,820)	$7,854
Interest on securities:
Taxable	(387)	18	(405)
Tax-exempt	457	11	446
Interest on federal funds	(47)	(56)	9
Interest on other investments	(93)	(59)	(34)

Total interest income	2,964	(4,906)	7,870

Expense from interest-bearing liabilities:
Interest on demand deposits	574	(723)	1,297
Interest on savings deposits	128	86	42
Interest on time deposits	2,083	58	2,025
Interest on other borrowings	(457)	(802)	345
Interest on subordinated debentures	22	(185)	207

Total interest expense	2,350	(1,566)	3,916

Net interest income	$614	$(3,340)	$3,954

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $2.5 million, or 61.6%, to $6.6 million for the first quarter of 2008, from $4.1 million in the first quarter of 2007. The components of noninterest income for the first quarter of 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,103	$1,786	17.75%
Mortgage banking income	1,266	950	33.26
Investment securities gains	402	243	65.43
Change in fair value of derivatives	1,050	(152)	790.79
Increase in cash surrender value of life insurance	552	448	23.21
Other noninterest income	1,228	811	51.42

Total	$6,601	$4,086	61.55%

The increases in service charges on deposits and fees are primarily attributable to an increased customer base resulting from our acquisitions. The increase in mortgage banking income is the result of an increase in the volume of originations. The increase in other noninterest income is primarily due to increases in brokerage commissions and ATM network fees. The increase in brokerage commissions is the result of increased volume in our investment subsidiary, and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations, acquired through acquisitions or new branch locations.
Noninterest expenses. Noninterest expenses increased $4.2 million, or 23.51%, to $22.2 million for the first quarter of 2008 from $18.0 million for the first quarter of 2007. This increase is primarily due to the People’s acquisition, and the opening of new branch locations. Our new branch locations added approximately $2.3 million to noninterest expenses during the first quarter of 2008. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the first quarters of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$12,141	$10,098	20.23%
Occupancy, furniture and equipment expense	4,060	3,127	29.84
Amortization of core deposit intangibles	896	304	194.74
Merger-related costs	108	319	(66.14)
Professional fees	436	461	(5.39)
Insurance expense	640	364	75.91
Postage, stationery and supplies	602	626	(3.94)
Communications expense	494	520	(4.92)
Advertising expense	590	655	(10.02)
Other operating expense	2,297	1,551	48.06

Total	$22,264	$18,026	23.51%

Selected Key Ratios
Noninterest expense to average assets (1)	2.95%	2.91%
Efficiency ratio (1)	88.92	78.79

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of intangibles, merger-related costs and other losses on the sale of assets.
Income tax expense. We recognized income tax expense of $262,000 for the first quarter of 2008, compared to $1.1 million for the first quarter of 2007. Our effective tax rate decreased in 2008 compared to 2007 due to lower levels of income. The difference in the effective tax rates in the first quarter of 2008 and 2007 and the blended federal statutory rate of 34% and state tax rates between 5% and 6%, is primarily due to certain tax-exempt income from investments and insurance policies.
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
The provision for loan losses was $1.9 million for the first quarter of 2008, an increase of $1.2 million or 165.5%, from $705,000 in the first quarter of 2007. During the first quarter of 2008, we had net charged-off loans totaling $1.5 million, compared to net charged-off loans of $620,000 in the first quarter of 2007. The annualized ratio of net charged-off loans to average loans was 0.29% the first quarter of 2008, compared to .15% for the first quarter of 2007, and .24% for the year ended December 31, 2007. The allowance for loan losses totaled $23.3 million, or 1.13% of loans, net of unearned income, at March 31, 2008, compared to $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $2.964 billion at March 31, 2008, an increase of $79 million, or 2.72%, from $2.885 billion as of December 31, 2007. Average total assets for the first quarter of 2008 were $2.898 billion, which was supported by average total liabilities of $2.546 billion and average total stockholders’ equity of $351 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $19.9 million, or 31.4%, to $83.2 million at March 31, 2008 from $63.3 million at December 31, 2007. At March 31, 2008, short-term liquid assets comprised 2.81% of total assets, compared to 2.2% at December 31, 2007. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary.
Investment Securities. Total investment securities increased $6.8 million, or 1.88%, to $368.0 million at March 31, 2008, from $361.2 million at December 31, 2007. Average investment securities totaled $347.2 million for the first quarter of 2008 compared to $352.8 million for the first quarter of 2007. Investment securities were 14.6% of interest-earning assets at March 31, 2008, compared to 14.7% at December 31, 2007. The investment portfolio produced an average tax-equivalent yield of 5.45% for the first quarter of 2008, compared to 5.33% for the first quarter of 2007.
The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	March 31,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
U.S. agencies	$34,338	$94,215	(63.55)%
State and political subdivisions	40,897	40,587	0.76
Mortgage-backed securities	254,705	191,378	33.09
Corporate debt & other securities	38,035	34,991	8.71

Total investment securities	$367,975	$361,171	1.88%

Loans. Loans, net of unearned income, totaled $2.066 billion at March 31, 2008, an increase of 2.44%, or $49.0 million, from $2.017 billion at December 31, 2007. Mortgage loans held for sale totaled $41.8 million at March 31, 2008, an increase of $8.4 million from $33.4 million at December 31, 2007. Average loans, including mortgage loans held for sale, totaled $2.070 billion for the first quarter of 2008 compared to $1.668 billion for the first quarter of 2007. Loans, net of unearned income, were 81.9% of interest-earning assets at March 31, 2008, compared to 82.2% at December 31, 2007. The loan portfolio produced an average yield of 7.26% for the first quarter of 2008, compared to 8.35% for the first quarter of 2007.

The following table details the distribution of the loan portfolio by category as of March 31, 2008 and December 31, 2007:
DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$197,721	9.56%	$183,013	9.07%
Real estate — construction and land development (1)	688,926	33.32	665,303	32.96
Real estate — mortgage
Single-family	534,893	25.87	540,277	26.77
Commercial	549,683	26.59	533,611	26.44
Other	43,296	2.09	41,535	2.06
Consumer	51,244	2.48	53,377	2.64
Other	1,857	.09	1,235	.06

Total loans	2,067,620	100.0%	2,018,351	100.0%

Unearned income	(1,428)		(1,340)
Allowance for loan losses	(23,273)		(22,868)

Net loans	$2,042,919		$1,994,143

(1)	A further analysis of the components of our real estate construction and land development loans as of March 31, 2008 and December 31, 2007 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
		(Dollars in thousands)
As of March 31, 2008
Alabama segment	$187,253	$70,053	$17,850	$275,156
Florida segment	182,972	184,378	25,127	392,477
Other	8,101	13,109	83	21,293

Total	$378,326	$267,540	$43,060	$688,926

As of December 31, 2007
Alabama segment	$192,133	$60,407	$16,003	$268,543
Florida segment	195,460	162,286	18,564	376,310
Other	7,929	12,521	—	20,450

Total	$395,522	$235,214	$34,567	$665,303

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	March 31,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,066,192	$2,017,011	2.44%
Alabama segment	871,558	908,292	(4.04)
Florida segment	962,290	932,478	3.20
Other	232,344	176,241	31.83
Deposits. Noninterest-bearing deposits totaled $226.3 million at March 31, 2008, an increase of 8.9%, or $18.7 million, from $207.6 million at December 31, 2007. Noninterest-bearing deposits were 10.4% of total deposits at March 31, 2008 compared to 9.4% at December 31, 2007.
Interest-bearing deposits totaled $1.940 billion at March 31, 2008, an decrease of 2.68%, or $53.4 million, from $1.993 billion at December 31, 2007. This decrease is primarily the result of maturities of brokered certificates of deposit. Interest-bearing deposits averaged $1.983 billion for the first quarter of 2008 compared to $1.649 billion for the first quarter of 2007. The average rate paid on all interest-bearing deposits during the first quarter of 2008 was 4.10%, compared to 4.29% for the first quarter of 2007.

The following table sets forth the composition of our total deposit accounts at the dates indicated.

	March 31,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
Noninterest-bearing demand	$226,256	$207,602	8.99%
Alabama segment	128,828	128,009	0.64
Florida segment	86,696	73,061	18.66
Other	10,732	6,532	64.27

Interest-bearing demand	684,276	657,809	4.02
Alabama segment	301,797	295,794	2.03
Florida segment	261,346	253,017	3.29
Other	121,133	108,998	11.13

Savings	58,772	59,507	(1.24)
Alabama segment	38,844	33,919	14.52
Florida segment	19,231	25,056	(23.25)
Other	697	532	31.02

Time deposits	1,196,580	1,275,693	(6.20)
Alabama segment	659,852	694,380	(4.97)
Florida segment	488,080	462,071	5.63
Other	48,648	119,242	(59.20)

Total deposits	$2,165,884	$2,200,611	(1.58)%

Alabama segment	$1,129,321	$1,152,102	(1.98)%

Florida segment	$855,353	$813,205	5.18%

Other	$181,210	$235,304	(22.99)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $312.8 million at March 31, 2008, an increase of 40.39%, or $90 million, from $222.8 million at December 31, 2007. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio and replaced matured brokered certificates of deposits. FHLB advances had a weighted average interest rate of approximately 3.51% at March 31, 2008. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
Accrued Expenses and Other Liabilities. The increase in accrued expenses and other liabilities reflects the trade date commitment to purchase approximately $39 million in mortgage-backed securities offset primarily by the payment or settlement of certain employment related liabilities related to previous acquisitions or management contracts.
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
As stated above, risk ratings are subject to independent review by our internal loan review function, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the Board of Directors. We have a centralized loan administration department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated.
SUMMARY OF LOAN LOSS EXPERIENCE

	Three Months
	Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$22,868	$18,892	$18,892
Allowance of acquired bank	—	—	3,717
Charge-offs:
Commercial and industrial	152	110	1,162
Real estate — construction and land development	3	—	301
Real estate — mortgage
Single-family	612	260	1,149
Commercial	362	14	724
Other	106	202	206
Consumer	435	400	2,117
Other	75	—	63

Total charge-offs	1,745	986	5,722
Recoveries:
Commercial and industrial	138	170	398
Real estate — construction and land development	2	7	286
Real estate — mortgage
Single-family	19	27	174
Commercial	16	18	70
Other	14	47	82
Consumer	46	97	382
Other	43	—	48

Total recoveries	278	366	1,440

Net charge-offs	1,467	620	4,282
Provision for loan losses	1,872	705	4,541

Allowance for loan losses at end of period	$23,273	$18,977	$22,868

Loans at end of period, net of unearned income	$2,066,192	$1,675,317	$2,017,011
Average loans, net of unearned income	2,032,730	1,668,124	1,814,032
Ratio of ending allowance to ending loans	1.13%	1.13%	1.13%
Ratio of net charge-offs to average loans (1)	0.29	0.15	0.24
Net charge-offs as a percentage of:
Provision for loan losses	78.37	87.94	94.30
Allowance for loan losses (1)	25.28	13.25	18.72
Allowance for loan losses as a percentage of nonperforming loans	75.42	221.18	90.31

(1)	Annualized.
Compared to the first quarter of 2007, we have realized some weakness in overall asset quality. Nonperforming assets (“NPAs”) as a percentage of total loans plus nonperforming assets increased to 1.81% as of March 31, 2008, compared to 1.47% as of December 31, 2007, which is in line with management’s expectations. The $7.9 million NPA increase during the first quarter of 2008 was predominantly located in our Florida segment, with the largest exposure being one relationship of approximately $1.3 million and several smaller real estate credits. The increase also included one real estate relationship in the Alabama segment of about $2.7 million in addition to several smaller credits.
Nonperforming loans (“NPLs”) to total loans increased to 1.49% at March 31, 2008 from 1.26% at December 31, 2007, with the increase primarily related to the construction and single-family residential portfolios, which collectively accounted for approximately 86% of the total increase.   The ratio of allowance for loan losses to NPLs decreased to 75.42% at March 31, 2008 from 90.31% at December 31, 2007.
Net loan charge-offs as a percentage of average loans were 0.29% during the first quarter of 2008, compared to 0.33% and 0.24% during the fourth quarter of 2007 and the year ended December 31, 2007, respectively. Of the $1.5 million net charge-offs in the first quarter of 2008, approximately 40% were 1-4 family mortgage-related, 24% were commercial real estate-related and 27% were in the consumer finance subsidiaries.

The provision for loan losses increased to $1.9 million in the first quarter of 2008, compared to $1.7 million in the fourth quarter of 2007 and $705,000 in the first quarter of 2007. This increase in the provision maintained the allowance for loan losses at 1.13% of net loans, or $23.3 million, at March 31, 2008, compared to 1.13% of net loans or $22.9 million, at December 31, 2007. Our management believes the allowance for loan losses at March 31, 2008 is appropriate to absorb any possible losses in the loan portfolio.
Nonperforming Assets. Nonperforming assets increased $7.9 million, to $37.6 million as of March 31, 2008 from $29.7 million at December 31, 2007. The following table represents our nonperforming assets for the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual	$30,543	$22,533
Accruing loans 90 days or more delinquent	251	2,117
Restructured	65	671

Total nonperforming loans	30,859	25,321
Other real estate owned assets and repossessed assets	6,748	4,415

Total nonperforming assets	$37,607	$29,736

Nonperforming loans as a percentage of loans	1.49%	1.26%

Nonperforming assets as a percentage of loans plus nonperforming assets	1.81%	1.47%

Nonperforming assets as a percentage of total assets	1.27%	1.03%

The following is a summary of nonperforming loans by category for the dates shown:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial and industrial	$499	$1,058
Real estate — construction and land development	13,898	10,569
Real estate — mortgages
Single-family	9,966	8,069
Commercial	4,555	4,045
Other	1,208	805
Consumer	733	775

Total nonperforming loans	$30,859	$25,321

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
Past Due Loans. Loans past due 30 to 89 days for the Bank increased to 1.20% for March 31, 2008, compared to 1.08% at December 31, 2007. Consolidated loans past due 30 to 89 days, including the finance company subsidiaries, increased to 1.25% for March 31, 2008 compared to 1.13% at December 31, 2007. The majority of our Bank’s past due loans consisted of approximately $18.7 million, or 75% of total past due loans, within the commercial real estate and real estate construction loan categories. Within these two categories, $8.0 million, or 43%, of the total past due loans, are attributed to three large relationships, all of which are located in the Florida region. The Florida region has been most affected by the recent slowdown in the real estate market. Management is actively working with each of these borrowers to restore the credits to a consistent performance level while minimizing our loss exposure. In spite of the increased levels of delinquency within our portfolio, as well as the overall challenges faced by the banking industry, the level of associated credit losses has remained within management’s expectations, and management does not currently expect any significant losses.
Impaired Loans. At March 31, 2008, the recorded investment in impaired loans under SFAS 114 totaled $28.6 million, with approximately $1.6 million in allowance for loan losses specifically allocated to impaired loans. This represents an increase of $6.3 million from $22.3 million at December 31, 2007. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2008:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$703	$30
Real estate — construction and land development	15,269	990
Real estate — mortgages
Commercial	5,610	454
1-4 family	6,431	37
Other	543	99

Total	$28,556	$1,610

Potential Problem Loans. In addition to nonperforming loans, management has identified $13.0 million in potential problem loans as of March 31, 2008. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have concern as to the ability of such borrowers to comply with the present repayment terms and may result in recognition of such loans as nonperforming. Borrowers may be experiencing cash-flow shortages due to the slowdown in real estate activity predominately in the northwest and central Florida regions. We are working closely with the borrowers and will continue to monitor their respective cash flow positions. As of March 31, 2008, management does not believe these potential problem loans are impaired.
Stock Incentive Plan .In April 2008, our stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for our directors and key employees to further our growth, development and financial success by personally benefiting through the ownership of the our common stock, or other rights which recognize such growth, development and financial success. Our Board also believes the 2008 Plan will enable us to obtain and retain the services of directors and employees who are considered essential to our long-range success by offering them an opportunity to own stock and other rights that reflect our financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights).Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.
Regulatory Capital. The table below represents our Bank’s regulatory and minimum regulatory capital requirements at March 31, 2008 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Tier 1 Core Capital (to Adjusted Total Assets)	$212,104	7.69%	$110,265	4.00%	$137,831	5.00%
Total Capital (to Risk Weighted Assets)	234,038	10.43	179,495	8.00	224,369	10.00
Tier 1 Capital (to Risk Weighted Assets)	212,104	9.45	N/A	N/A	134,621	6.00
Tangible Capital (to Adjusted Total Assets)	212,104	7.69	41,349	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities used $4.8 million in funds in the first quarter of 2008, primarily due to an increase in mortgage loans held for sale. This compares to a net funds used of $3.1 million in the first quarter of 2007, primarily due to an increase in mortgage loans held for sale and a decrease in accrued expenses and other operating liabilities.
Investing activities were a net use of funds in the first quarter of 2008, primarily due to an increase in loans and the purchase of investment securities offset by the maturity and sales of investment securities. Investing activities were a net user of funds in the first quarter of 2007 primarily due to an increase in loans offset by investment security maturities.
Financing activities provided funds in the first quarter of 2008, primarily as a result of an increase in FHLB advances offset by the maturity of our brokered certificates of deposits. Financing activities were a net provider of funds in the first quarter of 2007, primarily as a result of an increase in FHLB advances offset by a decrease in deposits.
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; (11) the effect of natural disasters, such as hurricanes, in our geographic markets, and (12) regulatory, legal or judicial proceedings.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated herein by reference.
We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. There have been no significant changes in the Bank’s quantitative or qualitative disclosures about market risk as of March 31, 2008 from those presented in our annual report on Form 10-K for the year ended December 31, 2007. The following is a comparison of these measurements as of March 31, 2008 to December 31, 2007 (dollars in thousands):

	March 31,	December 31,
12-Month Gap	2008	2007
Interest-bearing liabilities in excess of interest-earning assets	$(393,000)	$(455,000)
Cumulative 12-month Gap Ratio	.80	.77

	Increase (Decrease) in Net Interest Income
	March 31, 2008		December 31, 2007
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$3,200	4.2%	$2,700	3.5%
- 200 BP (1)	(7,000)	(9.0)	(7,100)	(9.1)

(1)	–	Results are within our asset and liability management policy.
Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 basis points.
EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table sets forth the Bank’s EVE as of March 31, 2008 and December 31, 2007:

March 31, 2008		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$478,874	$26,877	5.9%
0 BP	451,997	—	—
- 200 BP	402,669	(49,328)	(10.9)

December 31, 2007
Change (in Basis Points) in Interest Rates
+ 200 BP	$470,866	$19,274	4.4%
0 BP	451,142	—	—
- 200 BP	407,146	(43,996)	(9.8)
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2008. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part I, Item 2 above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities by Superior Bancorp during the first quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the first quarter of 2008.
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

SUPERIOR BANCORP (Registrant)
Date: May 9, 2008	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: May 9, 2008	By:	/s/ Mark Tarnakow
Mark Tarnakow
Chief Financial Officer (Principal Financial Officer)