Form 10-Q
period 2008-06-30
SUPERIOR BANCORP
filed 2008-08-08
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008

Common stock, $.001 par value	10,055,879

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Cash and due from banks	$71,959	$52,983
Interest-bearing deposits in other banks	4,010	6,916
Federal funds sold	3,366	3,452
Investment securities available for sale	356,408	361,171
Tax lien certificates	25,032	15,615
Mortgage loans held for sale	29,097	33,408
Loans, net of unearned income	2,148,751	2,017,011
Less: Allowance for loan losses	(27,243)	(22,868)

Net loans	2,121,508	1,994,143

Premises and equipment, net	103,565	104,799
Accrued interest receivable	15,857	16,512
Stock in FHLB	23,412	14,945
Cash surrender value of life insurance	47,290	45,277
Goodwill and other intangibles	185,442	187,520
Other assets	52,612	48,684

TOTAL ASSETS	$3,039,558	$2,885,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$221,087	$207,602
Interest-bearing	1,973,020	1,993,009

TOTAL DEPOSITS	2,194,107	2,200,611
Advances from FHLB	405,830	222,828
Federal funds purchased and security repurchase agreements	7,218	17,075
Note payable	9,500	9,500
Junior subordinated debentures owed to unconsolidated subsidiary trusts	53,571	53,744
Accrued expenses and other liabilities	20,547	31,625

TOTAL LIABILITIES	2,690,773	2,535,383
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 15,000,000 shares; shares issued 10,382,410 and 10,380,658, respectively; outstanding 10,055,879 and 10,027,079, respectively	10	10
Surplus	329,087	329,232
Retained earnings	35,094	33,557
Accumulated other comprehensive (loss) income	(3,138)	174
Treasury stock, at cost — 320,764 and 347,536 shares, respectively	(11,364)	(12,309)
Unearned ESOP stock	(531)	(622)
Unearned restricted stock	(373)	—

TOTAL STOCKHOLDERS’ EQUITY	348,785	350,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,039,558	$2,885,425

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$36,708	$34,986	$74,053	$69,297
Interest on taxable securities	4,143	4,096	8,195	8,535
Interest on tax-exempt securities	431	138	861	266
Interest on federal funds sold	18	156	98	283
Interest and dividends on other investments	732	691	1,376	1,429

Total interest income	42,032	40,067	84,583	79,810
INTEREST EXPENSE
Interest on deposits	16,709	18,780	36,962	36,249
Interest on other borrowed funds	3,016	2,770	5,808	6,019
Interest on junior subordinated debentures	919	1,004	1,934	1,996

Total interest expense	20,644	22,554	44,704	44,264

NET INTEREST INCOME	21,388	17,513	39,879	35,546
Provision for loan losses	5,967	1,000	7,838	1,705

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,421	16,513	32,041	33,841
NONINTEREST INCOME
Service charges and fees on deposits	2,192	1,894	4,296	3,684
Mortgage banking income	1,031	1,132	2,297	2,082
Investment securities gains	1,068	—	1,470	242
Change in fair value of derivatives	(418)	118	632	(34)
Increase in cash surrender value of life insurance	555	452	1,107	900
Gain on extinguishment of liabilities	2,918	—	2,918	—
Other income	1,660	942	2,888	1,750

TOTAL NONINTEREST INCOME	9,006	4,538	15,608	8,624
NONINTEREST EXPENSES
Salaries and employee benefits	12,058	10,168	24,199	20,236
Occupancy, furniture and equipment expense	4,120	2,995	8,180	6,142
Amortization of core deposit intangibles	896	304	1,792	609
Merger-related costs	13	107	121	426
Other expenses	6,189	4,484	11,248	8,670

TOTAL NONINTEREST EXPENSES	23,276	18,058	45,540	36,083

Income before income taxes	1,151	2,993	2,109	6,382
INCOME TAX EXPENSE	310	1,024	572	2,116

NET INCOME	$841	$1,969	$1,537	$4,266

BASIC NET INCOME PER COMMON SHARE	$0.08	$0.23	$0.15	$0.50

DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.23	$0.15	$0.49

Weighted average common shares outstanding	10,016	8,613	10,014	8,611
Weighted average common shares outstanding, assuming dilution	10,056	8,735	10,051	8,747
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,446	$9,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	2,906	6,276
Net decrease in federal funds sold	86	12,342
Proceeds from sales of securities available for sale	36,142	2,400
Proceeds from maturities of investment securities available for sale	92,189	45,040
Purchases of investment securities available for sale	(127,153)	(12,451)
Purchase of tax lien certificates	(9,417)	(2,144)
Net increase in loans	(147,573)	(71,556)
Purchases of premises and equipment	(8,078)	(4,483)
Proceeds from sale of premises and equipment	7,567	1,223
Proceeds from sale of repossessed assets	4,009	1,943
Increase in stock in FHLB	(8,467)	(416)
Other investing activities, net	(1,089)	72

Net cash used by investing activities	(158,878)	(21,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,666)	14,503
Net increase (decrease) in FHLB advances and other borrowed funds	173,074	(2,829)
Payments made on notes payable	—	(87)
Proceeds from notes payable	—	500
Proceeds from sale of common stock	—	30

Net cash provided by financing activities	166,408	12,117

Net increase (decrease) in cash and due from banks	18,976	(119)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	52,983	49,783

CASH AND DUE FROM BANKS AT END OF PERIOD	$71,959	$49,664

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (“the Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2007. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Statement of Financial Accounting Standards No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Corporation to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation evaluated SFAS 159 and determined that the fair value option would not be elected for any financial asset or liability reported on the Corporation’s consolidated statement of financial condition as of January 1, 2008 (date of adoption), nor has the Corporation applied the provisions of SFAS 159 to any financial asset or liability recognized during the six-month period ended June 30, 2008.
Statement of Financial Accounting Standards No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141” (“SFAS 141R”). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be

Note 2 — Recent Accounting Pronouncements — (Continued)
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
Staff Accounting Bulletin No. 109
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Corporation’s financial position, results of operations or cash flows.
Statement of Financial Accounting Standards No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial position, results of operations or cash flows.
Note 3 — Acquisitions
The Corporation completed the acquisition of 100% of the outstanding stock of People’s Community Bancshares, Inc. (“People’s”), of Sarasota, Florida on July 27, 2007 in exchange for 1,658,781 shares (restated to reflect 1-for-4 reverse stock split) of the Corporation’s common stock valued at approximately $73,982,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76,429,000. As a result of the acquisition, the Corporation now operates three banking locations in Sarasota and Manatee Counties, Florida. This area is a significant addition to the Corporation’s largest market, which was expanded in 2006 by the acquisition of Kensington Bankshares, Inc., in Tampa, Florida.
The People’s transaction resulted in $47,313,000 of goodwill allocated to the Florida reporting unit and $9,810,000 of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

Note 3 — Acquisitions — (Continued)
Pro forma Results of Operations
The results of operations of People’s subsequent to its acquisition date are included in the Corporation’s consolidated statements of income. The following pro forma information for the six months ended June 30, 2007 reflects the Corporation’s pro forma consolidated results of operations as if the acquisition of People’s occurred at January 1, 2007, unadjusted for potential cost savings.

Six Months
Ended
(Dollars in thousands, except per share data)	June 30, 2007
Pro forma net interest income and noninterest income	$50,836
Pro forma net income	6,156
Pro forma earnings per common share — basic	$0.60
Pro forma earnings per common share — diluted	0.59
Note 4 — Segment Reporting
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services. All of the corporate administrative costs and other banking activities have been removed from the Alabama Region. Administrative and other banking activities include the results of the Corporation’s investment portfolio, home mortgage division, brokered deposits and borrowed funds positions.
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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended June 30, 2008
Net interest income	$8,012	$9,108	$17,120	$4,268	$21,388
Provision for loan losses	946	660	1,606	4,361	5,967
Noninterest income	1,745	490	2,235	6,771	9,006
Noninterest expense	7,468	5,405	12,873	10,403	23,276

Operating profit (loss)	$1,343	$3,533	$4,876	$(3,725)	1,151

Income tax expense					310

Net income					$841

Total assets	$1,046,413	$1,141,009	$2,187,422	$852,136	$3,039,558

Three months ended June 30, 2007
Net interest income	$8,972	$8,024	$16,996	$517	$17,513
Provision for loan losses	434	256	690	310	1,000
Noninterest income	1,675	351	2,026	2,512	4,538
Noninterest expense	6,286	3,018	9,304	8,754	18,058

Operating profit (loss)	$3,927	$5,101	$9,028	$(6,035)	2,993

Income tax expense					1,024

Net income					$1,969

Total assets	$975,538	$725,860	$1,701,398	$768,895	$2,470,293

Note 4 — Segment Reporting — (Continued)

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Six months ended June 30, 2008
Net interest income	$15,624	$18,728	$34,352	$5,527	$39,879
Provision for loan losses	1,802	1,518	3,320	4,518	7,838
Noninterest income	3,606	940	4,546	11,062	15,608
Noninterest expense	15,092	10,889	25,981	19,559	45,540

Operating profit (loss)	$2,336	$7,261	$9,597	$(7,488)	2,109

Income tax expense					572

Net income					$1,537

Six months ended June 30, 2007
Net interest income	$18,396	$16,555	$34,951	$595	$35,546
Provision for loan losses	1,038	350	1,388	317	1,705
Noninterest income	3,411	663	4,074	4,550	8,624
Noninterest expense	12,367	6,098	18,465	17,618	36,083

Operating profit (loss)	$8,402	$10,770	$19,172	$(12,790)	6,382

Income tax expense					2,116

Net income					$4,266

Note 5 — Net Income per Common Share
The following table shows the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
For basic and diluted, net income	$841	$1,969	$1,537	$4,266

Denominator:
For basic, weighted average common shares outstanding	10,016	8,613	10,014	8,611
Effect of dilutive stock options and restricted stock	40	122	37	136

Average diluted common shares outstanding	10,056	8,735	10,051	8,747

Basic net income per common share	$.08	$.23	$.15	$.50

Diluted net income per common share	$.08	$.23	$.15	$.49

Note 6 — Comprehensive (Loss) Income
Total comprehensive (loss) income was $(3,263,000) and $(1,775,000) for the three- and six-month periods ended June 30, 2008, respectively, and $118,000 and $2,842,000 for the three- and six-month periods ended June 30, 2007, respectively. Total comprehensive (loss) income consists of net income and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period. A summary of the Corporation’s net unrealized gains and losses before tax is shown below:

	Net Unrealized Gain (Loss)
	June 30,	December 31,	Dollar
	2008	2007	Change, Pre-tax
	(Dollars in thousands)
U.S. agencies	$129	$1,011	$(882)
State and political subdivisions	(793)	(173)	(620)
Mortgage-backed securities	(1,742)	194	(1,936)
Corporate debt & other securities	(3,643)	(1,892)	(1,751)

Net unrealized loss	$(6,049)	$(860)	$(5,189)

Note 6 — Comprehensive (Loss) Income — (Continued)
The market for certain securities held in the available-for-sale investment securities portfolio remained volatile during the second quarter of 2008 due to extraordinary economic and market conditions. As a result of this volatility, the market price for many types of securities at June 30, 2008 were lower than at March 31, 2008 and December 31, 2007. Management continually monitors our securities portfolio regarding cash flow and credit-rating adjustments, among other factors. Based on its review, management does not believe any unrealized loss as of June 30, 2008 represents an other-than-temporary impairment. Management believes the unrealized losses on these securities are primarily the result of changes in the liquidity levels in the market in addition to changes in general market interest rates and not the result of material changes in the credit characteristics of the investment portfolio. In addition, at June 30, 2008 management had the positive intent and ability to hold these securities to recovery or maturity.
Note 7 — Income Taxes
The effective tax rate decreased in the three- and six- month periods ended June 30, 2008 primarily as a result of lower levels of pre-tax income. The difference in the effective tax rate in the three- and six-month periods ended June 30, 2008 and 2007, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies. The Corporation adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is described below.
FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006.
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
All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the six-month period ended June 30, 2008.
Note 8 — Stockholders’ Equity
1-for-4 Reverse Stock Split
On April 28, 2008, the Corporation completed a 1-for-4 reverse split of its issued and outstanding shares of common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brings the Corporation’s authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this quarterly report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the open of business April 28, 2008.

Note 8 — Stockholders’ Equity — (Continued)
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
In April 2008, the Corporation’s stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for our directors and key employees to further the growth, development and financial success of the Corporation and its subsidiaries by personally benefiting through the ownership of the Corporation’s common stock, or other rights which recognize such growth, development and financial success. The Corporation’s Board also believes the 2008 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect the Corporation’s financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights). Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.
During the first quarter of 2005, the Corporation granted 422,734 options to the new management team. These options have exercise prices ranging from $32.68 to $38.52 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the table below.
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the underlying options. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the six-month periods ended June 30, 2008 and 2007:

	2008	2007
Risk free interest rate	4.50%	4.37%
Volatility factor	29.11%	29.34%
Weighted average life of options (in years)	5.00	5.00
Dividend yield	0.00%	0.00%
A summary of stock option activity as of June 30, 2008 and changes during the six months then ended is shown below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2008	802,048	$32.28
Granted	6,625	19.60
Forfeited	(1,250)	45.40

Under option, June 30, 2008	807,423	$32.95	6.23	$—

Exercisable at end of period.	691,653	$31.76	4.98	$—

Weighted-average fair value per option of options granted during the period	$6.70

Note 8 — Stockholders’ Equity — (Continued)
As of June 30, 2008, there was $696,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over a 25- to 30- month period unless the options vest earlier based on achievement of benchmark trading price levels. During the three-and six- month periods ended June 30, 2008, the Corporation recognized approximately $161,000 and $321,000, respectively, in compensation expense related to options granted. During the three- and six- month periods ended June 30, 2007, the Corporation recognized approximately $86,000 and $169,000, respectively, in compensation expense related to options granted.
In January 2008, members of the Corporation’s management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share or $497,000 which will be recognized over a 24-month period as 50% of the stock vests on January 22, 2009 with the remaining 50% vesting on January 22, 2010. During the three- and six- month periods ended June 30, 2008, the Corporation recognized approximately $62,000 and $124,000, respectively, in compensation expense related to restricted stock. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. the right to vote, receive dividends, etc), prior to vesting.
Note 9 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157 (see Note 2 above) which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
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
In accordance with the provisions of SFAS 157, the Corporation measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Note 9 — Fair Value Measurements — (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$356,408	$—	$356,408	$—
Derivative assets	114	—	114	—

Total recurring basis measured assets	$356,522	$—	$356,522	$—

Derivative liabilities	$103	$—	$103	$—

Total recurring basis measured liabilities	$103	$—	$103	$—

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

		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$29,097	$—	$29,097	$—
Impaired loans, net of specific allowance	39,468	—	—	39,468

Total nonrecurring basis measured assets	$68,565	$—	$29,097	$39,468

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.
Impaired Loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral

Note 9 — Fair Value Measurements — (Continued)
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
Note 10 — Gain on Extinguishment of Liabilities
During the second quarter of 2008, the Corporation recognized two separate gains from the extinguishment of approximately $5,800,000 in liabilities. The first gain related to a settlement of a retirement agreement with a previous executive officer under which the Corporation had a remaining unfunded obligation to pay approximately $6,200,000 in benefits over a 17-year period. This obligation was settled through a cash settlement payment of $3,000,000 with a recognized pre-tax gain of $574,000. The second gain related to a forfeiture of benefits due to a previous executive officer under the Community Bancshares, Inc. Benefit Restoration Plan (see Note 20 to the Consolidated Financial Statements included in the Corporation’s 2007 Form 10-K) and resulted in a pre-tax gain of $2,344,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our June 30, 2008 condensed consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
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
Recent Developments
On April 28, 2008, we completed a 1-for-4 reverse split of our issued and outstanding shares of common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brings our authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this quarterly report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split is effective in the market as of the open of business April 28, 2008.
Overview
The entire banking industry is operating in an adverse environment relative to maximizing short-term performance. Factors such as the challenging credit cycle, housing softness, gloomy media coverage, weakened consumer confidence and dramatic Federal Reserve rate reductions are providing a stiff headwind in 2008. Our management continues to adapt to these factors while remaining focused on taking the actions that management believes will ultimately result in enhanced shareholder value.
Our principal subsidiary is Superior Bank (“Bank”), a federal savings bank headquartered in Birmingham, Alabama, which operates 75 banking offices from Huntsville, Alabama to Venice, Florida and 22 consumer finance company offices in Alabama. Our Florida franchise currently has 31 branches. The Bank has completed its de novo branch strategy with 20 planned branches opened in key Alabama and Florida market’s since September 2006. The Bank has invested approximately $25 to $30 million toward its de novo expansion program.
Second quarter 2008 net income was $841,000, or $.08 per share, compared to $695,000 for the first quarter of 2008 and $2.0 million for the second quarter of 2007. Second quarter 2008 net income includes the effect of $1.3 million, net of tax, in new branch overhead expense and $564,000, net of tax, in core deposit intangible amortization compared to second quarter 2007 core deposit amortization of $192,000, net of tax. Also, included in our second quarter net income are $2.5 million, net of tax, in gains from the sale of securities and the extinguishment of certain liabilities. Second quarter 2007 results do not include the effect of our acquisition of People’s Community Bancshares, Inc.(“People’s”), which was completed on July 27, 2007.
Our second quarter 2008 net interest income increased to $21.4 million or 16% from $18.5 million for the first quarter of 2008 and 22% from $17.5 million for the second quarter of 2007. Net interest margin increased to 3.39% compared to 3.04% for the first quarter of 2008.
Our total assets were $3.0 billion at June 30, 2008, an increase of $154 million, or 5.34%, from $2.9 billion as of December 31, 2007. Our total deposits at June 30, 2008 remained level at $2.2 billion from March 31, 2008 and December 31, 2007. Total deposits increased 16% from June 30, 2007. The acquisition of People’s accounted for approximately 13% of the 16% deposit growth since June 30, 2007. As of June 30, 2008 our de novo branches accounted for approximately $223 million of core deposits, predominantly from new customer relationships. Customer dislocation resulting from recent merger activities of certain other financial institutions in our markets also contributed to the deposit performance.

Loans increased to $2.2 billion at June 30, 2008, an increase of 6.5% from December 31, 2007 and 24.9% from June 30, 2007. Loan growth occurred across all of our Alabama and Florida markets, with primary expansion occurring in the commercial, mortgage and commercial real estate sectors of our loan portfolio. In addition, we purchased a pool of residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008.
With regard to credit quality at June 30, 2008, non-performing loans (“NPLs”) were 1.83% of total loans compared to 1.49% at March 31, 2008 and 1.26% at December 31, 2007, which is in line with management’s expectations. The $8.4 million NPL increase during the second quarter of 2008 from the first quarter of 2008 was predominantly located in Florida and includes real estate relationships primarily secured by residential properties in various stages of development.
Other Real Estate Owned (“OREO”) increased $5.8 million during the second quarter of 2008 to $12.6 million. The increase in OREO is composed primarily of properties in Alabama consisting of single-family homes and residential lots. Of total OREO, $10.3 million is located in Alabama and $2.3 million is in Florida.
Overall past due loans increased during the second quarter with the 90 days past due (DPD) and still accruing category moving to 0.09% at June 30, 2008 from 0.00% and 0.10% as a percentage of total loans at March 31, 2008 and December 31, 2007, respectively. Loans in the 30-89 DPD category increased to 2.05% from 1.25% and 1.13% as a percentage of total loans at March 31, 2008 and December 31, 2007, respectively.
Net loan charge-offs as a percentage of average loans were 0.38% during the second quarter of 2008, compared to 0.29% and 0.33% during the first quarter of 2008 and fourth quarter of 2007, respectively. Of the $2.0 million net charge-offs in the second quarter of 2008, our subsidiary Bank’s charge-offs were $1.5 million or 0.28% of average loans, and the consumer finance company charge-offs were $490,000 or 0.10% of average loans. Of the Bank’s charge-offs, 56% related to 1-4 family mortgages and 42% related to real estate construction.
The provision for loan losses was $6.0 million in the second quarter of 2008, increasing the allowance for loan losses to 1.27% of net loans, or $27.2 million, at June 30, 2008, compared to 1.13% of net loans, or $23.3 million at March 31, 2008. Our management believes the allowance for loan losses at June 30, 2008 appropriately reflects management’s best estimate of potential losses in the loan portfolio. Management’s assessment of our credit quality is based on various internal and external factors that affect the collectability of loans.
Our subsidiary Bank continues to be categorized as “well capitalized” under regulatory guidelines with a total risk-based capital ratio of 10.22% as of June 30, 2008. Other key equity ratios of the Bank at June 30, 2008 were total equity to total assets of 13.08% and tangible equity to tangible assets of 7.40%.
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $16.0 million, or 25.2%, to $79.3 million at June 30, 2008 from $63.3 million at December 31, 2007. At June 30, 2008, short-term liquid assets comprised 2.6% of total assets, compared to 2.2% at December 31, 2007. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to a minimum of $250 million in additional funding from traditional sources. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.
Fair Value Measurements
In September 2006, the FASB issued SFAS 157 (see Note 2 to the Condensed Consolidated Financial Statements) which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
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

In accordance with the provisions of SFAS 157, we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$356,408	$—	$356,408	$—
Derivative assets	114	—	114	—

Total recurring basis measured assets	$356,522	$—	$356,522	$—

Derivative liabilities	$103	$—	$103	$—

Total recurring basis measured liabilities	$103	$—	$103	$—

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

	Assets
	Measured at	Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$29,097	$—	$29,097	$—
Impaired loans, net of specific allowance	39,468	—	—	39,468

Total nonrecurring basis measured assets	$68,565	$—	$29,097	$39,468

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
Results of Operations
Net income decreased $1.2 million, or 57.3% to $841,000 for the three-months ended June 30, 2008 (second quarter of 2008), from $2.0 million for the three months ended June 30, 2007 (second quarter of 2007). Net income decreased $2.8 million, or 64.0% to $1.5 million for the six months ended June 30, 2008 (first six months of 2008), from $4.3 million for the six months ended June 30, 2007 (first six months of 2007). The following table sets forth key earnings data for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Superior Bancorp and Subsidiaries
Net income	$841	$1,969	$1,537	$4,266
Net income per common share (diluted)	0.08	0.23	0.15	0.49
Net interest margin	3.39%	3.39%	3.21%	3.46%
Net interest spread	3.17%	3.06%	2.96%	3.14%
Return on average assets	0.11%	0.32%	0.10%	0.35%
Return on average tangible assets	0.12%	0.34%	0.11%	0.37%
Return on average stockholders’ equity	0.96%	2.83%	0.88%	3.10%
Return on average tangible equity	2.04%	5.26%	1.87%	5.79%
Book value per share	$34.68	$32.18	$34.68	$32.18
Tangible book value per share	16.24	17.30	16.24	17.30
The decrease in our net income during the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 is primarily the result of increases in the provision for loan losses. The increase in provision for loan losses reflects the effect of the current credit cycle and the overall economic environment. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

Net Interest Income.Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Second Quarter 2008 vs 2007			First Six Months of 2008 vs 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$460,736	$1,722	(1.44)%	$431,755	$4,756	(1.29)%
Investment securities
Taxable	(4,008)	47	0.14	(18,380)	(340)	0.06
Tax-exempt	27,696	444	0.20	27,473	902	0.25

Total investment securities	23,688	491	0.22	9,093	562	0.16
Federal funds sold	(8,371)	(138)	(3.20)	(3,868)	(185)	(2.48)
Other investments	4,327	41	0.18	961	(53)	(0.38)

Total interest-earning assets	$480,380	2,116	1.10	$437,941	5,080	(0.98)

Interest-bearing liabilities:
Demand deposits	$143,457	(1,050)	(1.44)	$151,707	(477)	(0.98)
Savings deposits	42,627	252	0.57	28,303	379	0.62
Time deposits	115,935	(1,273)	(0.87)	137,770	811	(0.44)
Other borrowings	150,445	246	(1.90)	88,636	(211)	(1.66)
Subordinated debentures	9,787	(85)	(2.30)	9,779	(62)	(1.94)

Total interest-bearing liabilities	$462,251	(1,910)	(1.21)	$416,195	440	(0.80)

Net interest income/net interest spread		4,026	0.11%		4,640	(0.18)%

Net yield on earning assets			0.00%			(0.25)%

Taxable equivalent adjustment:
Investment securities		151			307

Net interest income		$3,875			$4,333

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,154,077	$36,708	6.85%	$1,693,341	$34,986	8.29%
Investment securities
Taxable	313,426	4,143	5.32	317,434	4,096	5.18
Tax-exempt (2)	41,284	653	6.36	13,588	209	6.16

Total investment securities	354,710	4,796	5.44	331,022	4,305	5.22
Federal funds sold	3,377	18	2.14	11,748	156	5.34
Other investments	49,941	732	5.90	45,614	691	6.08

Total interest-earning assets	2,562,105	42,254	6.63	2,081,725	40,138	7.73
Noninterest-earning assets:
Cash and due from banks	61,729			43,635
Premises and equipment	102,445			95,099
Accrued interest and other assets	289,167			229,238
Allowance for loan losses	(24,104)			(18,867)

Total assets	$2,991,342			$2,430,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$663,103	$3,780	2.29%	$519,646	$4,830	3.73%
Savings deposits	86,838	385	1.78	44,211	133	1.21
Time deposits	1,232,648	12,544	4.09	1,116,713	13,817	4.96
Other borrowings	362,038	3,016	3.35	211,593	2,770	5.25
Subordinated debentures	53,613	919	6.89	43,826	1,004	9.19

Total interest-bearing liabilities	2,398,240	20,644	3.46	1,935,989	22,554	4.67
Noninterest-bearing liabilities:
Demand deposits	219,647			179,366
Accrued interest and other liabilities	21,701			36,780
Stockholders’ equity	351,754			278,695

Total liabilities and stockholders’ equity	$2,991,342			$2,430,830

Net interest income/net interest spread		21,610	3.17%		17,584	3.06%

Net yield on earning assets			3.39%			3.39%

Taxable equivalent adjustment:
Investment securities (2)		222			71

Net interest income		$21,388			$17,513

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007.

	Three Months Ended June 30,
	2008 vs. 2007 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,722	$(6,750)	$8,472
Interest on securities:
Taxable	47	103	(56)
Tax-exempt	444	7	437
Interest on federal funds	(138)	(63)	(75)
Interest on other investments	41	(21)	62

Total interest income	2,116	(6,724)	8,840

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,050)	(2,168)	1,118
Interest on savings deposits	252	83	169
Interest on time deposits	(1,273)	(2,601)	1,328
Interest on other borrowings	246	(1,245)	1,491
Interest on subordinated debentures	(85)	(282)	197

Total interest expense	(1,910)	(6,213)	4,303

Net interest income	$4,026	$(511)	$4,537

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Six Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,112,194	$74,053	7.03%	$1,680,439	$69,297	8.32%
Investment securities:
Taxable	310,311	8,195	5.30	328,691	8,535	5.24
Tax-exempt (2)	40,628	1,305	6.44	13,155	403	6.19

Total investment securities	350,939	9,500	5.43	341,846	8,938	5.27
Federal funds sold	6,459	98	3.04	10,326	283	5.52
Other investments	47,805	1,376	5.77	46,844	1,429	6.15

Total interest-earning assets	2,517,397	85,027	6.77	2,079,455	79,947	7.75
Noninterest-earning assets:
Cash and due from banks	59,193			43,478
Premises and equipment	103,035			95,118
Accrued interest and other assets	288,300			227,630
Allowance for loan losses	(23,459)			(18,883)

Total assets	$2,944,466			$2,426,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$669,625	$8,856	2.65%	$517,918	$9,333	3.63%
Savings deposits	72,116	618	1.72	43,813	239	1.10
Time deposits	1,241,044	27,488	4.44	1,103,274	26,677	4.88
Other borrowings	314,952	5,808	3.70	226,316	6,019	5.36
Subordinated debentures	53,660	1,934	7.23	43,881	1,996	9.17

Total interest-bearing liabilities	2,351,397	44,704	3.81	1,935,202	44,264	4.61
Noninterest-bearing liabilities:
Demand deposits	218,196			179,465
Accrued interest and other liabilities	23,321			34,568
Stockholders’ equity	351,552			277,563

Total liabilities and stockholders’ equity	$2,944,466			$2,426,798

Net interest income/net interest spread		40,323	2.96%		35,683	3.14%

Net yield on earning assets			3.21%			3.46%

Taxable equivalent adjustment:
Investment securities (2)		444			137

Net interest income		$39,879			$35,546

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007.

	Six Months Ended June 30,
	2008 vs. 2007 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$4,756	$(11,692)	$16,448
Interest on securities:
Taxable	(340)	105	(445)
Tax-exempt	902	17	885
Interest on federal funds	(185)	(101)	(84)
Interest on other investments	(53)	(84)	31

Total interest income	5,080	(11,755)	16,835

Expense from interest-bearing liabilities:
Interest on demand deposits	(477)	(2,863)	2,386
Interest on savings deposits	379	177	202
Interest on time deposits	811	(2,472)	3,283
Interest on other borrowings	(211)	(2,185)	1,974
Interest on subordinated debentures	(62)	(466)	404

Total interest expense	440	(7,809)	8,249

Net interest income	$4,640	$(3,946)	$8,586

Noninterest income. Noninterest income increased $4.5 million, or 98.4%, to $9.0 million for the second quarter of 2008, from $4.5 million in the second quarter of 2007. Noninterest income increased $7.0 million, or 80.9%, to $15.6 million for the second quarter of 2008, from $8.6 million in the second quarter of 2007. The components of noninterest income for the second quarter and first six-months of 2008 and 2007 consisted of the following:

	Three Months Ended June 30,
	2008	2007	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,192	$1,894	15.75%
Mortgage banking income	1,031	1,132	(8.88)
Investment securities gains	1,068	—	100.00
Change in fair value of derivatives	(418)	118	(452.99)
Increase in cash surrender value of life insurance	555	452	22.72
Gain on extinguishment of liabilities	2,918	—	100.00
Other noninterest income	1,660	942	76.22

Total	$9,006	$4,538	98.44%

	Six Months Ended June 30,
	2008	2007	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$4,296	$3,684	16.61%
Mortgage banking income	2,297	2,082	10.32
Investment securities gains	1,470	242	506.14
Change in fair value of derivatives	632	(34)	1,985.74
Increase in cash surrender value of life insurance	1,107	900	22.97
Gain on extinguishment of liabilities	2,918	—	100.00
Other noninterest income	2,888	1,750	64.97

Total	$15,608	$8,624	80.97%

The increases in service charges on deposits and fees are primarily attributable to an increased customer base resulting from our acquisitions and new branch locations. The increase in mortgage banking income during the first six months of 2008 is the result of an increase in the volume of originations; however, the slight decline during the second quarter of 2008 over the second quarter of 2007 is primarily the result of a decreased margin on the sale of these loans due to market conditions. The increase in other noninterest income is primarily due to increases in brokerage commissions and ATM network fees. The increase in brokerage commissions is the result of increased volume in our investment subsidiary, and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations, acquired through acquisitions or new branch locations.

     Noninterest expenses. Noninterest expenses increased $5.2 million, or 28.9%, to $23.3 million for the second quarter of 2008 from $18.1 million for the second quarter of 2007. This increase is primarily due to the People’s acquisition, and the opening of new branch locations. Our new branch locations added approximately $2.0 million to noninterest expenses during the second quarter of 2008. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the second quarters of 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$12,058	$10,168	18.59%
Occupancy, furniture and equipment expense	4,120	2,995	37.56
Amortization of core deposit intangibles	896	304	194.74
Merger-related costs	13	107	(87.85)
Professional fees	701	559	25.44
Insurance expense	760	540	40.53
Postage, stationery and supplies	506	548	(7.61)
Communications expense	556	460	20.69
Advertising expense	879	568	54.64
Other operating expense	2,787	1,809	54.18

Total	$23,276	$18,058	28.90%

Selected Key Ratios
Noninterest expense to average assets (1)	2.98%	2.91%
Efficiency ratio (1)	82.12	80.23
Noninterest expenses increased $9.4 million, or 26.21%, to $45.5 million for the first six months of 2008 from $36.1 million for the first six months of 2007. This increase is primarily due to the People’s acquisition, and the opening of new branch locations. Our new branch locations added approximately $4.2 million to noninterest expenses during the first six months of 2008. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the first six months of 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$24,199	$20,236	19.58%
Occupancy, furniture and equipment expense	8,180	6,142	33.18
Amortization of core deposit intangibles	1,792	609	194.25
Merger-related costs	121	426	(71.60)
Professional fees	1,137	1,020	11.50
Insurance expense	1,400	540	159.26
Postage, stationery and supplies	1,108	1,174	(5.65)
Communications expense	1,050	980	7.10
Advertising expense	1,469	1,224	20.01
Other operating expense	5,084	3,732	36.24

Total	$45,540	$36,083	26.21%

Selected Key Ratios
Noninterest expense to average assets (1)	2.96%	2.91%
Efficiency ratio (1)	85.32	79.50

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of intangibles, merger-related costs and other losses on the sale of assets.

Income tax expense. We recognized income tax expense of $310,000 and $572,000 for the second quarter of 2008 and first six months of 2008, respectively, compared to $1.0 million and $2.1 million for the second quarter of 2007 and first six months of 2007, respectively. Our effective tax rate decreased in 2008 compared to 2007 due to lower levels of pre-tax income. The difference in the effective tax rates in the second quarters and first six months of 2008 and 2007, and the blended federal statutory rate of 34% and state tax rates between 5% and 6%, is primarily due to certain tax-exempt income from investments and insurance policies.
Provision for Loan Losses. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan loss calculation is segregated into various segments that include classified loans, loans with specific allocations and pass rated loans. A pass rated loan is generally characterized by a very low to average risk of default and in which management perceives there is a minimal risk of loss. Loans are rated using an eight-point scale, with loan officers having the primary responsibility for assigning risk ratings and for the timely reporting of changes in the risk ratings. These processes, and the assigned risk ratings, are subject to review by our internal loan review function and chief credit officer. Impaired loans are reviewed specifically and separately under Statement of Financial Accounting Standards No. 114 (“SFAS 114”) to determine the appropriate reserve allocation. Management compares the investment in an impaired loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent, to determine the specific reserve allowance. To evaluate the overall adequacy of the allowance to absorb losses inherent in our loan portfolio, management considers historical loss experience based on volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, economic conditions and other pertinent information. Based on future evaluations, additional provisions for loan losses may be necessary to maintain the allowance for loan losses at an appropriate level. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
The provision for loan losses was $6.0 million for the second quarter of 2008, an increase of $5.0 million, from $1.0 in the second quarter of 2007. The provision for loan losses was $7.8 million for the first six months of 2008, an increase of $6.1 million, from $1.7 in the first six months of 2007. During the second quarter and first six months of 2008, we had net charged-off loans totaling $2.0 and $3.5 million, respectively, compared to net charged-off loans of $830,000 and $1.5 million in the second quarter and first six months of 2007. The annualized ratio of net charged-off loans to average loans was 0.38% and 0.34% for the three- and six-month periods ended June 30, 2008, compared to 0.20% and 0.17% for the three- and six-month periods ended June 30, 2007, and .24% for the year ended December 31, 2007. The allowance for loan losses totaled $27.2 million, or 1.27% of loans, net of unearned income, at June 30, 2008, compared to $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $3.040 billion at June 30, 2008, an increase of $154 million, or 5.34%, from $2.885 billion as of December 31, 2007. Average total assets for the first six months of 2008 were $2.944 billion, which was supported by average total liabilities of $2.592 billion and average total stockholders’ equity of $352 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $16.0 million, or 25.2%, to $79.3 million at June 30, 2008 from $63.3 million at December 31, 2007. At June 30, 2008, short-term liquid assets comprised 2.6% of total assets, compared to 2.2% at December 31, 2007. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” section for additional discussion.
Investment Securities. Total investment securities decreased $4.8 million, or 1.32%, to $356.4 million at June 30, 2008, from $361.2 million at December 31, 2007. Average investment securities totaled $350.9 million for the first six months of 2008 compared to $341.8 million for the first six months of 2007. Investment securities were 13.8% of interest-earning assets at June 30, 2008, compared to 14.7% at December 31, 2007. The investment portfolio produced an average tax-equivalent yield of 5.43% for the first six months of 2008, compared to 5.27% for the first six months of 2007.

The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	June 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
U.S. agencies	$6,771	$94,215	(92.81)%
State and political subdivisions	40,624	40,587	0.09
Mortgage-backed securities	271,830	191,378	42.04
Corporate debt & other securities	37,183	34,991	6.26

Total investment securities	$356,408	$361,171	(1.32)%

	Net Unrealized Gain (Loss)
			Dollar
	June 30,	December 31,	Change Pre-
	2008	2007	tax
	(Dollars in thousands)
U.S. agencies	$129	$1,011	$(882)
State and political subdivisions	(793)	(173)	(620)
Mortgage-backed securities	(1,742)	194	(1,936)
Corporate debt & other securities	(3,643)	(1,892)	(1,751)

Net unrealized loss	$(6,049)	$(860)	$(5,189)

The market for certain securities held in our available-for-sale investment securities portfolio remained volatile during the second quarter of 2008 due to extraordinary economic and market conditions. As a result of this volatility, the market price for many types of securities at June 30, 2008 was lower than at March 31, 2008 and December 31, 2007. Management continually monitors our securities portfolio regarding cash flow and credit-rating adjustments, among other factors. Based on its review, management does not believe any unrealized loss as of June 30, 2008 represents an other-than-temporary impairment. Management believes the unrealized losses on these securities are primarily the result of changes in the liquidity levels in the market in addition to changes in general market interest rates and not the result of material changes in the credit characteristics of the investment portfolio. In addition, at June 30, 2008 management had the positive intent and ability to hold these securities to recovery or maturity.
Loans. Loans, net of unearned income, totaled $2.149 billion at June 30, 2008, an increase of 6.53%, or $131.7 million, from $2.017 billion at December 31, 2007. The increase in loans includes the purchase of a pool of residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008. Mortgage loans held for sale totaled $29.1 million at June 30, 2008, a decrease of $4.3 million from $33.4 million at December 31, 2007. Average loans, including mortgage loans held for sale, totaled $2.112 billion for the first six months of 2008 compared to $1.681 billion for the first six months of 2007. Loans, net of unearned income, were 83.0% of interest-earning assets at June 30, 2008, compared to 82.2% at December 31, 2007. The loan portfolio produced an average yield of 7.03% for the first six months of 2008, compared to 8.32% for the first six months of 2007.

The following table details the distribution of the loan portfolio by category as of June 30, 2008 and December 31, 2007:
DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$205,841	9.57%	$183,013	9.07%
Real estate — construction and land development (1)	680,628	31.65	665,303	32.96
Real estate — mortgage
Single-family	607,938	28.27	540,277	26.77
Commercial	562,658	26.17	533,611	26.44
Other	38,864	1.81	41,535	2.06
Consumer	53,378	2.48	53,377	2.64
Other	1,081	.05	1,235	.06

Total loans	2,150,388	100.00%	2,018,351	100.00%

Unearned income	(1,637)		(1,340)
Allowance for loan losses	(27,243)		(22,868)

Net loans	$2,121,508		$1,994,143

(1)	A further analysis of the components of our real estate construction and land development loans as of June 30, 2008 and December 31, 2007 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of June 30, 2008
Alabama segment	$172,992	$80,861	$12,960	$266,813
Florida segment	167,569	200,682	24,133	392,384
Other	8,232	13,199	—	21,431

Total	$348,793	$294,742	$37,093	$680,628

As of December 31, 2007
Alabama segment	$192,133	$60,407	$16,003	$268,543
Florida segment	195,460	162,286	18,564	376,310
Other	7,929	12,521	—	20,450

Total	$395,522	$235,214	$34,567	$665,303

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	June 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,148,751	$2,017,011	6.53%
Alabama segment	916,653	888,007	3.23
Florida segment	993,831	932,478	6.58
Other (2)	238,267	196,526	21.24

(2)	Increase is due to the purchase of a pool of residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008. This pool of loans was purchased at a 5% discount and is carrying a yield in excess of 8%. Any losses on these loans are guaranteed by the seller up to approximately $3.0 million for a 36-month period.

Deposits. Noninterest-bearing deposits totaled $221.1 million at June 30, 2008, an increase of 6.5%, or $13.5 million, from $207.6 million at December 31, 2007. Noninterest-bearing deposits were 10.1% of total deposits at June 30, 2008 compared to 9.4% at December 31, 2007.
Interest-bearing deposits totaled $1.973 billion at June 30, 2008, a decrease of 1.00%, or $20.0 million, from $1.993 billion at December 31, 2007. Interest-bearing deposits averaged $1.983 billion for the first six months of 2008 compared to $1.665 billion for the first six months of 2007. The average rate paid on all interest-bearing deposits during the first six months of 2008 was 3.74%, compared to 4.39% for the first six months of 2007.
The following table sets forth the composition of our total deposit accounts at the dates indicated.

	June 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
Noninterest-bearing demand	$221,087	$207,602	6.50%
Alabama segment	131,335	128,009	2.60
Florida segment	83,451	73,061	14.22
Other	6,301	6,532	(3.54)

Interest-bearing demand	626,665	657,809	(4.73)
Alabama segment	290,759	295,794	(1.70)
Florida segment	231,540	253,017	(8.49)
Other	104,366	108,998	(4.25)

Savings (1)	131,940	59,507	121.72
Alabama segment	77,834	33,919	129.47
Florida segment	53,209	25,056	112.36
Other	897	532	68.61

Time deposits	1,214,415	1,275,693	(4.80)
Alabama segment	597,022	694,380	(14.02)
Florida segment	482,830	462,071	4.49
Other	134,563	119,242	12.85

Total deposits	$2,194,107	$2,200,611	(0.30)%

Alabama segment	$1,096,950	$1,152,102	(4.79)%

Florida segment	$851,030	$813,205	4.65%

Other	$246,127	$235,304	4.60%

(1)	Increase resulted from the introduction of a new savings deposit product carrying a yield of 3.25%.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $405.8 million at June 30, 2008, an increase of 82.13%, or $183 million, from $222.8 million at December 31, 2007. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. FHLB advances had a weighted average interest rate of approximately 3.19% at June 30, 2008. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
Accrued Expenses and Other Liabilities. During the second quarter of 2008, we recognized two separate gains from the extinguishment of liabilities totaling approximately $5.8 million. The first gain related to the settlement of a retirement agreement with a previous executive officer under which we had a remaining unfunded obligation to pay approximately $6.2 million in benefits over a 17-year period. This obligation was settled through a cash settlement payment of $3.0 million with a recognized pre-tax gain of $574,000. The second gain related to the forfeiture of benefits due to a previous executive officer under the Community Bancshares, Inc. Benefit Restoration Plan (see Note 20 to the Consolidated Financial Statements included in the Corporation’s 2007 Form 10-K) and resulted in a pre-tax gain of $2.3 million.
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
SUMMARY OF LOAN LOSS EXPERIENCE

	Three Months		Six months
	Ended		Ended		Year Ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$23,273	$18,977	$22,868	$18,892	$18,892
Allowance of acquired bank	—	—	—	—	3,717
Charge-offs:
Commercial and industrial	160	327	312	437	1,162
Real estate — construction and land development	662	1	665	1	301
Real estate — mortgage
Single-family	871	189	1,483	449	1,149
Commercial	49	5	411	19	724
Other	—	4	106	206	206
Consumer	715	537	1,150	937	2,117
Other	24	—	99	—	63

Total charge-offs	2,481	1,063	4,226	2,049	5,722
Recoveries:
Commercial and industrial	339	86	478	256	398
Real estate — construction and land development	31	1	33	8	286
Real estate — mortgage
Single-family	24	30	43	57	174
Commercial	9	2	25	20	70
Other	9	11	23	58	82
Consumer	39	101	85	198	382
Other	33	2	76	2	48

Total recoveries	484	233	763	599	1,440

Net charge-offs	1,997	830	3,463	1,450	4,282
Provision for loan losses	5,967	1,000	7,838	1,705	4,541

Allowance for loan losses at end of period	$27,243	$19,147	$27,243	$19,147	$22,868

Loans at end of period, net of unearned income	$2,148,751	$1,719,808	$2,148,751	$1,719,808	$2,017,011
Average loans, net of unearned income	2,123,039	1,663,551	2,077,884	1,665,747	1,814,032
Ratio of ending allowance to ending loans	1.27%	1.11%	1.27%	1.11%	1.13%
Ratio of net charge-offs to average loans (1)	0.38	0.20	0.34	0.17	0.24
Net charge-offs as a percentage of:
Provision for loan losses	33.46	83.00	44.18	85.04	94.30
Allowance for loan losses (1)	29.39	17.39	25.49	15.27	18.72
Allowance for loan losses as a percentage of nonperforming loans	69.33	160.64	69.33	160.64	90.31

(1)	Annualized.

Compared to the second quarter of 2007, we have realized some weakness in overall asset quality. Nonperforming assets (“NPAs”) as a percentage of total loans plus nonperforming assets increased to 2.40% as of June 30, 2008, compared to 1.47% as of December 31, 2007 and 0.76% as of June 30, 2007, which is in line with management’s expectations (See “Nonperforming Assets” section below). The $14.0 million NPL increase during the first six months of 2008 was located predominantly in Florida and includes real estate relationships primarily secured by residential properties in various stages of development. Management is actively monitoring these credits and does not currently expect any significant losses. OREO increased $8.2 million during the first six months of 2008 to $12.6 million. The increase in OREO is composed primarily of properties in Alabama consisting of single-family homes and residential lots. Of total OREO, $10.3 million is located in Alabama and $2.3 million is in Florida.
Nonperforming loans (“NPLs”) to total loans increased to 1.83% at June 30, 2008 from 1.26% at December 31, 2007 and 0.69% at June 30, 2007, with the increase primarily related to the construction and single-family residential portfolios, which collectively accounted for approximately 86% of the total increase. The ratio of allowance for loan losses to NPLs decreased to 69.33% at June 30, 2008 from 90.31% at December 31, 2007 and 160.64% at June 30, 2007.
Net loan charge-offs as a percentage of average loans were 0.38% and 0.34% for the three- and six-month periods ended June 30, 2008, respectively, compared to 0.20% and 0.17% during the three- and six-month periods ended June 30, 2007, respectively, and 0.24% for the year ended December 31, 2007. Of the $2.0 million net charge-offs in the second quarter of 2008, the Bank’s charge-offs were $1.5 million or 0.28% of average loans and the consumer finance company charge-offs were $490,000 or 0.10% of average loans. Of the Bank’s charge-offs, 56% related to 1-4 family mortgages and 42% related to real estate construction.
The provision for loan losses increased to $6.0 million in the second quarter of 2008, compared to $1.0 million in the second quarter of 2007. This increase in the provision maintained the allowance for loan losses at 1.27% of net loans, or $27.2 million, at June 30, 2008, compared to 1.13% of net loans or $22.9 million, at December 31, 2007. Our management believes the allowance for loan losses at June 30, 2008 is appropriate to absorb any estimated losses in the loan portfolio.
Nonperforming Assets. Nonperforming assets increased $22.2 million, to $51.9 million as of June 30, 2008 from $29.7 million at December 31, 2007. The following table represents our nonperforming assets for the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual	$37,111	$22,533
Accruing loans 90 days or more delinquent	1,859	2,117
Restructured	326	671

Total nonperforming loans	39,296	25,321
Other real estate owned and repossessed assets	12,588	4,415

Total nonperforming assets	$51,884	$29,736

Nonperforming loans as a percentage of loans	1.83%	1.26%

Nonperforming assets as a percentage of loans plus nonperforming assets	2.40%	1.47%

Nonperforming assets as a percentage of total assets	1.71%	1.03%

The following is a summary of nonperforming loans by category for the dates shown:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial and industrial	$614	$1,058
Real estate — construction and land development	18,684	10,569
Real estate — mortgages
Single-family	10,349	8,069
Commercial	7,551	4,045
Other	1,257	805
Consumer	841	775

Total nonperforming loans	$39,296	$25,321

A delinquent loan is placed on nonaccrual status when it becomes 90 days or more past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all interest that has been accrued on the loan during the current period but remains unpaid, is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down, charge-off or recovery of previous charged-off amounts of the principal balance to the allowance for loan losses, which may affect earnings.
Past Due Loans. Loans past due 30 to 89 days for the Bank increased to 2.04% for June 30, 2008, compared to 1.08% at December 31, 2007 (see “Potential Problem Loans” section below). Consolidated loans past due 30 to 89 days, including the finance company subsidiaries, increased to 2.05% for June 30, 2008 compared to 1.13% at December 31, 2007. The majority of our Bank’s past due loans consisted of approximately $30.8 million, or 72% of total past due loans, in the commercial real estate and real estate construction loan categories. Within these two categories, $18.8 million, or 44%, of the total past due loans, are attributed to four large relationships, all of which are located in the Florida region. The Florida region has been most affected by the recent slowdown in the real estate market. Management is actively working with each of these borrowers to restore the credits to a consistent performance level while minimizing our loss exposure. In spite of the increased levels of delinquency within our portfolio, as well as the overall challenges faced by the banking industry, the level of associated credit losses has remained within management’s expectations.
Impaired Loans. At June 30, 2008, our impaired loans under SFAS 114 totaled $42.4 million, with approximately $2.9 million in allowance for loan losses specifically allocated to impaired loans. This represents an increase of $20.1 million from $22.3 million at December 31, 2007. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2008:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$635	$8
Real estate — construction and land development	26,900	1,735
Real estate — mortgages
Commercial	5,751	766
1-4 family	8,503	356
Other	615	71

Total	$42,404	$2,936

Potential Problem Loans. In addition to nonperforming loans, management has identified $19.1 million in potential problem loans as of June 30, 2008, compared to $13.0 million as of March 31, 2008. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in recognition of such loans as nonperforming. Our potential problem loans are currently included in our 30-89 days past due category and include borrowers that are experiencing cash-flow shortages due to general economic conditions and the slowdown in the real estate market. Approximately $9.8 million of our potential problem loans are related to 1-4 single family properties with $3.1 million of these properties located in Alabama and $6.7 million located in Florida. The remaining $9.3 million consist primarily of commercial and retail related properties with $7.5 million in Florida and $1.8 million in Alabama. We are working closely with the borrowers and will continue to monitor their respective cash flow positions.
Stockholders’ Equity
Stock Incentive Plan . In April 2008, our stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for our directors and key employees to further our growth, development and financial success by personally benefiting through the ownership of the common stock, or other rights which recognize such growth, development and financial success. Our Board also believes the 2008 Plan will enable us to obtain and retain the services of directors and employees who are considered essential to our long-range success by offering them an opportunity to own stock and other rights that reflect our financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights). Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.
Regulatory Capital. The table below represents our Bank’s regulatory and minimum regulatory capital requirements at June 30, 2008 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Tier 1 Core Capital (to Adjusted Total Assets)	$211,905	7.47%	$113,499	4.00%	$141,873	5.00%
Total Capital (to Risk Weighted Assets)	236,310	10.22	184,894	8.00	231,118	10.00
Tier 1 Capital (to Risk Weighted Assets)	211,905	9.17	N/A	N/A	136,671	6.00
Tangible Capital (to Adjusted Total Assets)	211,905	7.47	42,562	1.50	N/A	N/A
Liquidity
Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions, the Federal Reserve Discount Window and brokered deposits, and may borrow from the FHLB under a blanket floating lien on certain commercial loans and residential real estate loans.
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $11.5 million in funds in the first six months of 2008, primarily due to $1.5 million in net income plus $5.4 million in depreciation and amortization expense and $7.8 million in the provision for loan losses. This compares to a net funds provided of $9.5 million in the first six months of 2007, primarily due to net income of $4.3 million plus $2.1 million in depreciation and $1.7 million provision for loan losses.
Investing activities were a $158 million net use of funds in the first six months of 2008, primarily due to an increase in loans and the purchase of investment securities offset by the maturity and sales of investment securities. Investing activities were a $22 million net use of funds in the first six months of 2007 primarily due to an increase in loans offset by investment security maturities.
Financing activities provided $166 million in funds during the first six months of 2008, primarily as a result of an increase in FHLB advances. Financing activities provided $12 million in funds in the first six months of 2007, primarily as a result of an increase in deposits.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information shown under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2007, is hereby incorporated herein by reference.
We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. The following is a comparison of these measurements as of June 30, 2008 to December 31, 2007 (dollars in thousands):

	June 30,	December 31,
12-Month Gap	2008	2007
Interest-bearing liabilities in excess of interest-earning assets	$(472,000)	$(455,000)
Cumulative 12-month Gap Ratio	.78	.77

	Increase (Decrease) in Net Interest Income
	June 30, 2008		December 31, 2007
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$4,050	5.0%	$2,700	3.5%
- 200 BP (1)	(4,400)	(5.5)	(7,100)	(9.1)

(1)	Results are within our asset and liability management policy.
Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 basis points.

EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table shows the Bank’s EVE as of June 30, 2008 and December 31, 2007:

June 30, 2008		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$539,942	$13,005	2.5%
0 BP	526,937	—	—
- 200 BP	490,789	(36,148)	(6.9)

December 31, 2007
Change (in Basis Points) in Interest Rates
+ 200 BP	$470,866	$19,274	4.4%
0 BP	451,142	—	—
- 200 BP	407,146	(43,996)	(9.8)
The Bank’s EVE has increased approximately $76 million since December 31, 2007. This increase is attributable to several factors including the purchase of a $52 million1-4 family mortgage pool during the second quarter of 2008 which is earning a yield in excess of 8%. In addition, the current level of interest rates as well as the steepening yield curve provided increased EVE related to our non-maturity deposits and certain FHLB advances.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2008. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities by Superior Bancorp during the second quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 23, 2008, we held our annual meeting of stockholders, at which the following actions were taken:
1.	The stockholders voted as follows to elect the following persons as directors, each to hold office for a one-year term:

NAME	FOR	WITHHELD
C. Stanley Bailey	29,930,386	2,860,317
Roger D. Barker	29,439,676	3,351,027
Rick D. Gardner	29,979,552	2,811,339
Thomas E. Jernigan, Jr.	29,978,552	2,812,151
James Mailon Kent, Jr.	26,834,838	5,955,865
Mark A. Lee	29,978,719	2,811,984
James M. Link	28,355,781	4,434,922
Peter L. Lowe	29,441,187	3,349,516
John C. Metz	29,916,073	2,874,630
D. Dewey Mitchell	29,978,387	2,812,316
Barry Morton	29,928,832	2,861,871
Robert R. Parrish, Jr.	29,984,520	2,806,183
Charles W. Roberts, III	29,984,733	2,806,272
C. Marvin Scott	29,277,733	3,512,970
James C. White, Sr.	28,419,646	4,371,057

2.	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to effect a 1-for-4 reverse split of our outstanding common stock and to decrease the number of authorized shares of our common stock to 15 million as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
28,548,803	4,044,986	196,914	-0-
3.	The stockholders voted to approve our 2008 Incentive Compensation Plan as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
18,770,579	7,166,204	207,581	6,646,339
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibit:
10.1	Superior Bancorp 2008 Incentive Compensation Plan approved by the stockholders on April 23, 2008, adjusted to reflect the effect of the 1-for-4 reverse split of Superior Bancorp common stock on April 28, 2008

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.2	Certification of principal financial officer pursuant to 13a-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR BANCORP (Registrant)
Date: August 8, 2008	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: August 8, 2008	By:	/s/ Mark Tarnakow
Mark Tarnakow
Chief Financial Officer (Principal Financial Officer)