Form 10-Q
period 2008-09-30
SUPERIOR BANCORP
filed 2008-11-07
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common stock, $.001 par value	10,064,941

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	41
ITEM 4. CONTROLS AND PROCEDURES	42
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	42
ITEM 1A. RISK FACTORS	42
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	43
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43
ITEM 5. OTHER INFORMATION	43
ITEM 6. EXHIBITS	43
SIGNATURES	44
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Cash and due from banks	$88,035	$52,983
Interest-bearing deposits in other banks	6,564	6,916
Federal funds sold	3,038	3,452
Investment securities available for sale	334,502	361,171
Tax lien certificates	18,877	15,615
Mortgage loans held for sale	15,292	33,408
Loans, net of unearned income	2,219,041	2,017,011
Less: Allowance for loan losses	(27,670)	(22,868)

Net loans	2,191,371	1,994,143

Premises and equipment, net	104,003	104,799
Accrued interest receivable	15,188	16,512
Stock in FHLB	24,965	14,945
Cash surrender value of life insurance	47,789	45,277
Goodwill and other intangibles	184,442	187,520
Other assets	69,611	48,684

TOTAL ASSETS	$3,103,677	$2,885,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$220,553	$207,602
Interest-bearing	2,004,976	1,993,009

TOTAL DEPOSITS	2,225,529	2,200,611
Advances from FHLB	440,327	222,828
Federal funds purchased and security repurchase agreements	5,989	17,075
Note payable	10,000	9,500
Subordinated debentures	60,940	53,744
Accrued expenses and other liabilities	19,019	31,625

TOTAL LIABILITIES	2,761,804	2,535,383
STOCKHOLDERS’ EQUITY
Common stock, par value $.001 per share; authorized 15,000,000 shares; shares issued 10,391,748 and 10,380,658, respectively; outstanding 10,064,941 and 10,027,079, respectively	10	10
Surplus	331,860	329,232
Retained earnings	28,586	33,557
Accumulated other comprehensive (loss) income	(6,441)	174
Treasury stock, at cost — 321,485 and 347,536 shares, respectively	(11,370)	(12,309)
Unearned ESOP stock	(487)	(622)
Unearned restricted stock	(285)	—

TOTAL STOCKHOLDERS’ EQUITY	341,873	350,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,103,677	$2,885,425

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$36,664	$40,486	$110,717	$109,783
Interest on taxable securities	4,106	4,271	12,302	12,805
Interest on tax-exempt securities	430	276	1,291	543
Interest on federal funds sold	17	91	114	373
Interest and dividends on other investments	663	875	2,039	2,304

Total interest income	41,880	45,999	126,463	125,808
INTEREST EXPENSE
Interest on deposits	16,010	21,410	52,972	57,659
Interest on other borrowed funds	3,290	3,617	9,098	9,636
Interest on subordinated debentures	954	1,066	2,887	3,062

Total interest expense	20,254	26,093	64,957	70,357

NET INTEREST INCOME	21,626	19,906	61,506	55,451
Provision for loan losses	2,305	1,179	10,143	2,884

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,321	18,727	51,363	52,567
NONINTEREST INCOME
Service charges and fees on deposits	2,425	2,090	6,721	5,774
Mortgage banking income	820	970	3,117	3,052
Investment securities (loss) gain	(8,541)	—	(7,072)	242
Change in fair value of derivatives	141	202	773	169
Increase in cash surrender value of life insurance	583	481	1,689	1,381
Gain on extinguishment of liabilities	—	—	2,918	—
Other income	1,359	1,181	4,247	2,931

TOTAL NONINTEREST INCOME	(3,213)	4,924	12,393	13,549
NONINTEREST EXPENSES
Salaries and employee benefits	12,379	10,724	36,577	30,959
Occupancy, furniture and equipment expense	4,434	3,506	12,614	9,650
Amortization of core deposit intangibles	896	494	2,688	1,102
Loss on extinguishment of debt	—	1,469	—	1,469
Merger-related costs	—	103	118	530
Loss on termination of ESOP	—	158	—	158
Other expenses	6,199	4,836	17,449	13,504

TOTAL NONINTEREST EXPENSES	23,908	21,290	69,446	57,372

(Loss) income before income taxes	(7,800)	2,361	(5,690)	8,744
INCOME TAX (BENEFIT) EXPENSE	(1,292)	911	(719)	3,027

NET (LOSS) INCOME	$(6,508)	$1,450	$(4,971)	$5,717

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.65)	$0.15	$(0.50)	$0.64

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.65)	$0.15	$(0.50)	$0.63

Weighted average common shares outstanding	10,023	9,693	10,017	8,975
Weighted average common shares outstanding, assuming dilution	10,023	9,770	10,017	9,092
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
NET CASH PROVIDED BY OPERATING ACTIVITIES	$28,439	$1,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	352	3,932
Net decrease in federal funds sold	414	21,849
Proceeds from sales of securities available for sale	37,633	18,378
Proceeds from maturities of investment securities available for sale	100,906	63,345
Purchases of investment securities available for sale	(129,229)	(47,772)
Purchase (redemption) of tax lien certificates	(3,262)	2,378
Net increase in loans	(233,613)	(146,015)
Net cash received in business combinations	—	1,231
Purchases of premises and equipment	(10,193)	(9,839)
Proceeds from sale of premises and equipment	7,637	5,535
Proceeds from sale of repossessed assets	5,522	2,492
Increase in stock in FHLB	(10,020)	(3,206)
Other investing activities, net	(1,090)	1,455

Net cash used by investing activities	(234,943)	(86,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	24,760	33,872
Net increase in FHLB advances and other borrowed funds	206,296	53,642
Payments made on notes payable	(9,500)	(6,045)
Proceeds from notes payable	10,000	9,268
Proceeds from issuance of subordinated debenture	10,000	22,680
Principal payment of subordinated debenture	—	(16,495)
Purchase of treasury stock	—	(9,223)
Proceeds from sale of common stock	—	639

Net cash provided by financing activities	241,556	88,338

Net increase in cash and due from banks	35,052	3,616
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	52,983	49,783

CASH AND DUE FROM BANKS AT END OF PERIOD	$88,035	$53,399

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (“the Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2007. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Restatement to Reflect 1-for-4 Reverse Stock Split
All disclosures, in this quarterly report, regarding common stock and related earnings per share have been retroactively restated for all periods presented to reflect a 1-for-4 reverse stock split effective April 28, 2008 (see Note 9).
Note 2 — Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 157 on January 1, 2008 and the impact of this adoption is included in Note 10.
Statement of Financial Accounting Standards No. 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 would allow the Corporation to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation evaluated SFAS 159 and determined that the fair value option would not be elected for any financial asset or liability reported on the Corporation’s consolidated statement of financial condition as of January 1, 2008 (date of adoption), nor has the Corporation applied the provisions of SFAS 159 to any financial asset or liability recognized during the nine-month period ended September 30, 2008.
Statement of Financial Accounting Standards No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a replacement of FASB No. 141 (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an

Note 2 — Recent Accounting Pronouncements — (Continued)
acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS 141R is expected to have an impact on the Corporation’s accounting for business combinations, if any, closing on or after January 1, 2009.
Staff Accounting Bulletin No. 109
In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 supersedes SAB 105, Application of Accounting Principles to Loan Commitments and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Corporation’s financial position, results of operations or cash flows.
Statement of Financial Accounting Standards No. 161
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will become effective for the Corporation on January 1, 2009 and is not expected to have a significant impact on the Corporation’s financial position, results of operations or cash flows.
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

Note 3 — Acquisitions — (Continued)
Pro forma Results of Operations
The results of operations of People’s subsequent to its acquisition date are included in the Corporation’s consolidated statements of operations. The following pro forma information for the nine months ended September 30, 2007 reflects the Corporation’s pro forma consolidated results of operations as if the acquisition of People’s occurred at January 1, 2007, unadjusted for potential cost savings.

Nine Months
Ended
(Dollars in thousands, except per share data)	September 30, 2007
Pro forma net interest income and noninterest income	$72,585
Pro forma net income	6,226
Pro forma earnings per common share — basic	$0.60
Pro forma earnings per common share — diluted	0.60
Note 4 — Investment Securities
The following table presents the carrying value of the securities we held at the dates indicated.

	Available for Sale
	September 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
U.S. agencies	$6,743	$94,215	(92.84)%
State and political subdivisions	39,301	40,587	(3.17)
Mortgage-backed securities (MBS)	262,438	191,378	37.13
Corporate debt and other securities	26,020	34,991	(25.64)

Total investment securities	$334,502	$361,171	(7.38)%

	Net Unrealized Gain (Loss)
	September 30,	December 31,	Dollar
	2008	2007	Change Pre-tax
	(Dollars in thousands)
U.S. agencies	$111	$1,011	$(900)
State and political subdivisions	(2,097)	(173)	(1,924)
Mortgage-backed securities (MBS)	(4,302)	194	(4,496)
Corporate debt and other securities	(5,003)	(1,892)	(3,111)

Net unrealized loss	$(11,291)	$(860)	$(10,431)

At September 30, 2008, a net unrealized after-tax loss of $6,441,000 on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compares to a net unrealized after-tax loss of $542,000 at December 31, 2007.
Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries, have severely constricted the structured securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, the Corporation reviews each investment security segment noted in the table below to determine the nature of the decline in the value of investment securities and evaluates if any of the underlying securities has experienced other-than-temporary impairment (“OTTI”). The following table provides further detail of the investment securities portfolio at September 30, 2008.

Note 4 — Investment Securities — Continued

	Amortized		Unrealized Gain
(Dollars in thousands)	Cost	Fair Value	(Loss)
September 30, 2008
U.S. agency and agency MBS — AAA rated	$244,144	$244,004	$(140)
Municipal securities	41,398	39,301	(2,097)
Non-agency MBS — AAA rated	27,574	23,521	(4,053)
Non-agency MBS — A and B2 rated	1,656	1,656	—
Bank and pooled trust preferred securities	24,399	19,650	(4,749)
Corporate securities	6,059	5,807	(252)
Fannie Mae and Freddie Mac preferred stock	563	563	—

Total	$345,793	$334,502	$(11,291)

The unrealized losses associated with the U.S. agency and agency MBS securities are caused by changes in interest rates and are not considered credit-related since the contractual cash flows of these investments are backed by the full faith and credit of the U.S. government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at September 30, 2008. The Corporation currently believes that all contractual cash flows will be received on this portfolio.
The non-agency MBS securities portfolio has experienced various levels of price declines during 2008. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. No losses are expected in this portfolio at September 30, 2008. The Corporation currently believes all contractual cash flows on these securities will be received. During the third quarter of 2008, the Corporation recognized a $314,000, net of tax, non-cash OTTI charge on a non-agency MBS which experienced a significant rating downgrade.
The bank and pooled trust preferred securities prices continue to decline due to reduced demand for these securities as their average lives have lengthened and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At September 30, 2008, the Corporation believes that the credit quality of these securities remains adequate to absorb further economic declines, and these securities remain investment grade. As a result, the Corporation currently believes all contractual cash flows will be received on this portfolio.
The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At September 30, 2008, all of the securities are current as to principal and interest payments, and the Corporation currently expects them to remain so in the foreseeable future.
On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At September 30, 2008, the Corporation held in its available-for-sale investment portfolio preferred securities issued by Fannie Mae and Freddie Mac with a cost basis of $8,611,000. After the conservatorship, these securities currently trade at five to seven percent of par value. The Corporation does not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, the Corporation recognized a $7,387,000, net of tax, non-cash OTTI charge on these investments during the third quarter of 2008. Under federal tax law that was in effect at September 30, 2008, the losses recognized on the Fannie Mae and Freddie Mac preferred stock were considered capital losses rather than ordinary losses (See Note 8 below). As such, only the amount of these losses that could be offset by recognized capital gains was included in the third quarter of 2008 income tax benefit.

Note 4 — Investment Securities — Continued
For further details regarding investment securities at December 31, 2007, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2007. The Corporation will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At September 30, 2008, management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.
Note 5 — Segment Reporting
The Corporation has two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and the panhandle region of Florida. The Corporation’s reportable segments are managed as separate business units because they are located in different geographic areas. Both segments derive revenues from the delivery of financial services. These services include commercial loans, mortgage loans, consumer loans, deposit accounts and other financial services. Administrative and other banking activities include the results of the Corporation’s investment portfolio, mortgage banking division, brokered deposits and borrowed funds positions.
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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended September 30, 2008
Net interest income	$8,726	$9,687	$18,413	$3,213	$21,626
Provision for loan losses	1,175	1,145	2,320	(15)	2,305
Noninterest income	1,984	465	2,449	(5,662)	(3,213)
Noninterest expense	7,834	5,238	13,072	10,836	23,908

Operating profit (loss)	$1,701	$3,769	$5,470	$(13,270)	(7,800)

Income tax benefit					(1,292)

Net loss					$(6,508)

Total assets	$1,085,022	$1,168,301	$2,253,323	$850,354	$3,103,677

Three months ended September 30, 2007
Net interest income	$9,614	$10,593	$20,207	$(301)	$19,906
Provision for loan losses	1,794	837	2,631	(1,452)	1,179
Noninterest income	1,851	490	2,341	2,583	4,924
Noninterest expense	6,116	3,962	10,078	11,212	21,290

Operating profit (loss)	$3,555	$6,284	$9,839	$(7,478)	2,361

Income tax expense					911

Net income					$1,450

Total assets	$1,026,579	$1,126,161	$2,152,740	$750,051	$2,902,791

Note 5 — Segment Reporting — (Continued)

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Nine Months ended September 30, 2008
Net interest income	$24,353	$28,415	$52,768	$8,738	$61,506
Provision for loan losses	2,977	2,663	5,640	4,503	10,143
Noninterest income	5,587	1,405	6,992	5,401	12,393
Noninterest expense	22,928	16,129	39,057	30,389	69,446

Operating profit (loss)	$4,035	$11,028	$15,063	$(20,753)	(5,690)

Income tax benefit					(719)

Net loss					$(4,971)

Nine Months ended September 30, 2007
Net interest income	$28,010	$27,145	$55,155	$296	$55,451
Provision for loan losses	2,832	1,187	4,019	(1,135)	2,884
Noninterest income	5,262	1,152	6,414	7,135	13,549
Noninterest expense	18,483	10,060	28,543	28,829	57,372

Operating profit (loss)	$11,957	$17,050	$29,007	$(20,263)	8,744

Income tax expense					3,027

Net income					$5,717

Note 6 —Net (Loss) Income per Common Share
The following table shows the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
For basic and diluted, net (loss) income	$(6,508)	$1,450	$(4,971)	$5,717

Denominator:
For basic, weighted average common shares outstanding	10,023	9,693	10,017	8,975
Effect of dilutive stock options and restricted stock	—	77	—	117

Average diluted common shares outstanding	10,023	9,770	10,017	9,092

Basic net (loss) income per common share	$(.65)	$.15	$(.50)	$.64

Diluted net (loss) income per common share	$(.65)	$.15	$(.50)	$.63

Diluted net income per common share takes into consideration the pro forma dilution assuming certain outstanding unvested restricted stock, unexercised stock option awards and warrants were exercised into common shares. For the three- and nine-month periods ending September 30, 2008, these common stock equivalents totaling 92,086 and 55,494 shares, respectively, were not included in computing diluted earnings per share, because their effects were antidilutive.
Note 7 — Comprehensive (Loss) Income
Total comprehensive (loss) income was $(9,811,000) and $(11,586,000) for the three- and nine-month periods ended September 30, 2008, respectively, and $3,358,000 and $6,201,000 for the three- and nine-month periods ended September 30, 2007, respectively. Total comprehensive (loss) income consists of net (loss) income and the unrealized gain or loss on the Corporation’s available-for-sale investment securities portfolio arising during the period.

Note 8 — Income Taxes
The effective tax rate decreased in the three- and nine-month periods ended September 30, 2008 primarily as a result of lower levels of pre-tax income. The difference in the effective tax rate in the three- and nine-month periods ended September 30, 2008 and 2007, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies. In addition, under federal tax law that was in effect at September 30, 2008 the losses recognized on the Fannie Mae and Freddie Mac preferred stock (discussed in Note 4 above) were considered capital losses. As such, only the amount of this loss that could be offset by recognized capital gains was included in the third quarter 2008 as a deferred tax benefit, with the remaining deferred tax benefit offset by a valuation allowance. As enacted on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) included a section which changed these losses from capital to ordinary for federal income tax purposes. This change will allow Superior Bank to recognize approximately $2,300,000 in deferred tax benefit in the fourth quarter of 2008.
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
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to Alabama and Florida income taxes. The Corporation has concluded all U.S. federal income tax matters for years through 2004, including acquisitions.
All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002 and 2003, which include proposed adjustments relating to income apportionment of a subsidiary. Management anticipates that these examinations may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, it is not possible to estimate the impact of any changes to the previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the nine-month period ended September 30, 2008.
Note 9 — Stockholders’ Equity
1-for-4 Reverse Stock Split
On April 28, 2008, the Corporation completed a 1-for-4 reverse split of its common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brings the Corporation’s authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this quarterly report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the opening of trading on April 28, 2008.

Note 9 — Stockholders’ Equity — (Continued)
Issuance of Subordinated Debt and Related Warrant
On September 17, 2008, the Corporation’s subsidiary, Superior Bank, entered into an Agreement to Purchase Subordinated Notes (the “Agreement”) with Durden Enterprises, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, Superior Bank issued to the Purchaser a $10,000,000 principal amount 9.5% Subordinated Note due September 15, 2018 (the “Note”), and the Corporation issued to the Purchaser a warrant (the “Warrant”) to purchase up to 1,000,000 shares of the Corporation’s common stock, $.001 par value per share, at a price of $7.53 per share. The exercise price for the Warrant was based on the average of the closing prices of the Corporation’s common stock for the ten trading days immediately preceding September 17, 2008. Interest on the Note is payable quarterly. The Purchaser may, subject to regulatory approval, accelerate the payment of principal and interest if there is an event of default under the terms of the Note. Events of default are limited to the commencement of voluntary or involuntary bankruptcy or similar proceedings with respect to Superior Bank. Beginning on September 15, 2013, Superior Bank may redeem all or a portion of the Note on any interest payment date at a price equal to 100% of the principal amount of the redeemed portion of the Note plus accrued but unpaid interest.
The fair value of the Warrant of $2,553,000 was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized into interest expense over the term of the Agreement. The Warrant is exercisable at any time prior to the close of business on September 15, 2013. The Corporation agreed to register with the Securities and Exchange Commission the stock that would be issued to the Purchaser upon the exercise of the Warrant. Superior Bank also granted to the Purchaser an option to purchase up to $10,000,000 in additional subordinated notes and receive additional warrants in the future on similar terms and conditions with such changes as are necessary to reflect market conditions at that time. K. Earl Durden, the managing member of the Purchaser, is a retired director of the Corporation and Superior Bank.
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

Note 9 — Stockholders’ Equity — (Continued)
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the underlying options. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the nine-month periods ended September 30, 2008 and 2007:

	2008	2007
Risk free interest rate	3.62%	4.49%
Volatility factor	34.77%	29.11%
Weighted average life of options (in years)	5.00	5.00
Dividend yield	0.00%	0.00%
A summary of stock option activity as of September 30, 2008 and changes during the nine months then ended is shown below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2008	802,048	$32.28
Granted	84,875	10.88
Forfeited	(15,375)	32.52

Under option, September 30, 2008	871,548	$30.93	6.34	$—

Exercisable at end of period	678,528	$31.78	4.34	$—

Weighted-average fair value per option of options granted during the period	$3.94

As of September 30, 2008, there was $806,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over the next two-to 33-month period unless the options vest earlier based on achievement of benchmark trading price levels. During the three-and nine-month periods ended September 30, 2008, the Corporation recognized approximately $170,000 and $491,000, respectively, in compensation expense related to options granted. During the three- and nine-month periods ended September 30, 2007, the Corporation recognized approximately $164,000 and $308,000, respectively, in compensation expense related to options granted.
In January 2008, members of the Corporation’s management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share, or $497,000 in the aggregate, which will be recognized over a 24-month period, as 50% of the stock vests on January 22, 2009 with the remaining 50% vesting on January 22, 2010. During the three- and nine-month periods ended September 30, 2008, the Corporation recognized approximately $87,000 and $212,000, respectively, in compensation expense related to restricted stock. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. the right to vote, receive dividends, etc), prior to vesting.
Note 10 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157 (see Note 2 above) which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value

Note 10 — Fair Value Measurements — (Continued)
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
On October 10, 2008, the FASB issued FSP No. 157-3 with the objective of clarifying the application of SFAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective immediately for the Corporation’s interim financial statements as of September 30, 2008, the implementation of FSP No. 157-3 did not have a material impact on financial position or results of operations.
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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$334,502	$563	$312,420	$21,519
Derivative assets	199	—	199	—

Total recurring basis measured assets	$334,701	$563	$312,619	$21,519

Derivative liabilities	$139	$—	$139	$—

Total recurring basis measured liabilities	$139	$—	$139	$—

Valuation Techniques — Recurring Basis
Securities Available for Sale. When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily bank and pooled trust preferred securities.

Note 10 — Fair Value Measurements — (Continued)
Derivative financial instruments. Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by leading third-party financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.
Changes in Level 3 fair value measurements
The tables below include a roll-forward of the Condensed Consolidated Statement of Financial Condition amounts for the nine months ended September 30, 2008, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at January 1, 2008 (date of adoption)	$—
Transfer into Level 3 during third quarter 2008	25,956
Total net losses for the year-to-date included in other comprehensive loss	(4,437)

Balance at September 30, 2008	$21,519

Net realized losses included in net loss for the year-to-date relating to Level 3 assets held at September 30, 2008	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices
		in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$15,292	$—	$15,292	$—
Impaired loans, net of specific allowance	43,071	—	—	43,071

Total nonrecurring basis measured assets	$58,363	$—	$15,292	$43,071

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.
Impaired Loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets including equipment. The value of real estate collateral is determined based on

Note 10 — Fair Value Measurements — (Continued)
appraisals by qualified licensed appraisers approved and hired by the Corporation. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation, if significant. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Note 11 — Gain on Extinguishment of Liabilities
During the second quarter of 2008, the Corporation recognized two separate gains from the extinguishment of approximately $5,800,000 in liabilities. The first gain related to a settlement of a retirement agreement with a previous executive officer under which the Corporation had a remaining unfunded obligation to pay approximately $6,200,000 in benefits over a 17-year period. This obligation was settled through a cash settlement payment of $3,000,000 with a recognized pre-tax gain of $574,000. The second gain related to a forfeiture of benefits owed to a former executive officer under the Community Bancshares, Inc. Benefit Restoration Plan (see Note 20 to the Consolidated Financial Statements included in the Corporation’s 2007 Form 10-K) that resulted in a pre-tax gain of $2,344,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our September 30, 2008 condensed consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
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
Recent Developments
During October 2008, the U. S. Treasury unveiled its TARP voluntary Capital Purchase Program. We believe we are eligible for participation in this program, and have filed an application for approximately $70 million. This program is targeted at healthy banks and is designed to support economic recovery by encouraging both prudent lending and consolidation within the banking industry.
On April 28, 2008, we completed a 1-for-4 reverse split of our common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808 (10,064,941 at September 30, 2008). This action brings our authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this quarterly report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the opening of trading on April 28, 2008.
Overview
The banking environment in 2008 is as difficult as any our management has seen in their banking careers. Our management believes that the likelihood of a protracted recession at the national level has increased dramatically, particularly due to the frozen credit markets of the past quarter. Management has been encouraged by the passage of the legislation designed to “unfreeze” the credit markets, is pleased at the initial response of the credit markets to these measures and hopes that the national and international markets will continue to improve on the path toward greater stability and normality in coming months. In the meantime, we are able to support our customers in Alabama and Florida, to fund loans and finance growth for financially viable customers and projects, and to serve the needs of our customers.
Our principal subsidiary is Superior Bank (the“Bank”), a federal savings bank headquartered in Birmingham, Alabama, which operates 76 banking offices from Huntsville, Alabama to Venice, Florida and 22 consumer finance company offices in Alabama. Our Florida franchise currently has 32 branches. The Bank has completed its de novo branch strategy with 20 planned branches opened in key Alabama and Florida markets since September 2006. The Bank invested approximately $25 to $30 million toward its de novo expansion program.
Our third quarter 2008 net loss was $(6.5 million), or $(0.65) per share, compared to net income of $841,000 for the second quarter of 2008 and $1.45 million for the third quarter of 2007. Third quarter 2008 net loss includes the effect of $7.7 million, net of tax, or $0.77 per share, in investment security impairment losses (See Note 4 to the Condensed Consolidated Financial Statements).
Our third quarter 2008 net interest income increased to $21.6 million, or 1.0%, from $21.4 million for the second quarter 2008 and increased by 8.7% from $19.9 million for the third quarter of 2007. Net interest margin declined to 3.33% compared to 3.39% for the second quarter of 2008.

Our total assets were $3.1 billion at September 30, 2008, an increase of $218 million, or 7.6%, from $2.9 billion as of December 31, 2007. Our total deposits at September 30, 2008 remained level at $2.2 billion from June 30, 2008 and December 31, 2007, which reflects management’s decision to reduce our levels of customer time deposits as a result of significant market pressure on rates (See “ Financial Condition — Deposits” for additional information on deposits). Total deposits increased 3.5% from September 30, 2007.
Loans increased to $2.2 billion at September 30, 2008, an increase of 10.0% from December 31, 2007 and 8.8% from September 30, 2007. Loan growth occurred across all of our Alabama and Florida markets, with the primary expansion occurring in the commercial, mortgage and commercial real estate sectors of our loan portfolio. In addition, we purchased a pool of seasoned residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008.
At September 30, 2008, non-performing loans (“NPLs”) were 2.77% of total loans compared to 1.83% at June 30, 2008 and 1.26% at December 31, 2007, which is in line with management’s expectations. The $22.2 million NPL increase during the third quarter of 2008 from the second quarter of 2008 was predominantly located in Florida and includes real estate relationships primarily secured by residential properties in various stages of development. Of total NPLs, $15.8 million is in Alabama and $45.2 million is in Florida.
Loans in the 30-89 days past due (DPD) category decreased to 0.89% of total loans at September 30, 2008 from 2.05% of total loans at June 30, 2008. Past-due loans that were 90 DPD and still accruing increased during the third quarter, moving to 0.37% at September 30, 2008 from 0.09% as of June 30, 2008 (loans in this category are included in NPLs).
Net loan charge-offs decreased to 0.34% as a percentage of average loans during the third quarter of 2008, compared to 0.38% during the second quarter of 2008. Of the $1.9 million net charge-offs in the third quarter of 2008, the Bank’s charge-offs were $1.5 million, or 0.26% of consolidated average loans, and the consumer finance company charge-offs were $425,000, or 0.08% of consolidated average loans. Of the Bank’s charge-offs, 37.4% related to 1-4 family mortgages and 46.3% related to real estate construction.
The provision for loan losses was $2.3 million in the third quarter of 2008, maintaining the allowance for loan losses at 1.25% of net loans, or $27.7 million, at September 30, 2008, compared to 1.27% of net loans, or $27.2 million, at June 30, 2008. Most of the increases in NPL and other real estate that occurred in the third quarter came from previously identified problem loans, which is potentially indicative of a slowing of deterioration of credit quality among our customer base. Management has taken a proactive approach to monitor these loans and will continue to maintain an active role in the management of these credits to minimize loss.
During the third quarter of 2008, the Bank raised $10 million in additional capital through a private placement of a subordinated note with detached warrant to purchase our common stock. This financing has allowed us to continue growth in our markets, including that attributable to dislocations associated with merger activities among major competitors.
The Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 10.10%, a Tier I core capital ratio of 7.20% and a Tier I risk based capital ratio of 8.70% as of September 30, 2008.
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $34.3 million, or 54.1%, to $97.6 million at September 30, 2008 from $63.3 million at December 31, 2007. At September 30, 2008, short-term liquid assets comprised 3.2% of total assets, compared to 2.2% at December 31, 2007. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to a minimum of $250 million in additional funding from traditional sources. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.
Fair Value Measurements
In September 2006, the FASB issued SFAS 157 (see Note 2 to the Condensed Consolidated Financial Statements), which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
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
On October 10, 2008, the FASB issued FSP No. 157-3 with the objective of clarifying the application of SFAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective immediately for our interim financial statements as of September 30, 2008, the implementation of FSP No. 157-3 did not have a material impact on our financial position or results of operations.
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
At September 30, 2008 we had $64.6 million, or 16.4% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown below, available-for-sale securities with a carrying value of $26 million at January 1, 2008 were transferred during the third quarter of 2008 from the Level 2 classification into the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of bank and pooled trust preferred securities and have a fair value of $21.5 million at September 30, 2008. As the market for these securities became less active and pricing less reliable, management determined that these securities should be transferred to the Level 3 category. The remaining Level 3 assets totaling $43.1 are loans which have been impaired under SFAS 114 and are valued on a nonrecurring basis based on the underlying collateral.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$334,502	$563	$312,420	$21,519
Derivative assets	199	—	199	—

Total recurring basis measured assets	$334,701	$563	$312,619	$21,519

Derivative liabilities	$139	$—	$139	$—

Total recurring basis measured liabilities	$139	$—	$139	$—

Securities Available for Sale. When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs we obtained fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily bank and pooled trust preferred securities.
Derivative financial instruments. Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by leading third-party financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.
Changes in Level 3 fair value measurements
The tables below include a roll forward of the Condensed Consolidated Statement of Financial Condition amounts for the nine months ended September 30, 2008, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at January 1, 2008 (date of adoption)	$—
Transfer into Level 3 during third quarter 2008	25,956
Total net losses for the year-to-date included in other comprehensive loss	(4,437)

Balance at September 30, 2008	$21,519

Net realized losses included in net loss for the year-to-date relating to level 3 assets held at September 30, 2008	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted
	Assets	Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$15,292	$—	$15,292	$—
Impaired loans, net of specific allowance	43,071	—	—	43,071

Total nonrecurring basis measured assets	$58,363	$—	$15,292	$43,071

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.
Impaired Loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets, including equipment. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by our management. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by our management, if significant. Appraised and reported values may be discounted based on our management’s historical knowledge, changes in market conditions from the time of valuation, and/or our management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Results of Operations
The following table sets forth key earnings data for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Net (loss) income	$(6,508)	$1,450	$(4,971)	$5,717
Net (loss) income per common share (diluted)	(0.65)	0.15	(0.50)	0.63
Net interest margin	3.33%	3.38%	3.26%	3.43%
Net interest spread	3.16%	3.03%	3.03%	3.10%
Return on average assets	(0.85)%	0.21%	(0.22)%	0.30%
Return on average tangible assets	(0.90)%	0.22%	(0.24)%	0.32%
Return on average stockholders’ equity	(7.44)%	1.75%	(1.90)%	2.60%
Return on average tangible equity	(15.88)%	3.58%	(4.04)%	5.00%
Book value per share	$33.97	$34.49	$33.97	$34.49
Tangible book value per share	15.64	15.89	15.64	15.89
The decrease in our net income during the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 is primarily the result of investment security impairment losses and increases in the provision for loan losses. See “Financial Condition — Investment Securities” for more information on security impairment losses. The increase in provision for loan losses reflects the effect of the current credit cycle and the overall economic environment. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Net Interest Income.Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Third Quarter 2008 vs 2007			First Nine Months of 2008 vs 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$257,467	$(3,822)	(1.64)%	$372,911	$934	(1.40)%
Investment securities
Taxable	(17,384)	(165)	0.09	(18,043)	(503)	0.08
Tax-exempt	13,944	233	0.15	22,915	1,134	0.22

Total investment securities	(3,440)	68	0.14	4,872	631	0.16
Federal funds sold	(3,784)	(74)	(3.04)	(3,836)	(259)	(2.60)
Other investments	7,681	(212)	(2.50)	3,241	(266)	(1.13)

Total interest-earning assets	$257,924	(4,040)	(1.36)	$377,161	1,040	(1.10)

Interest-bearing liabilities:
Demand deposits	$11,764	(2,511)	(1.70)	$104,617	(2.988)	(1.21)
Savings deposits	106,968	735	0.54	54,703	1,114	0.69
Time deposits	45,941	(3,624)	(1.33)	106,818	(2,813)	(0.74)
Other borrowings	122,916	(327)	(1.95)	100,088	(538)	(1.77)
Subordinated debentures	2,145	(112)	(1.11)	7,206	(175)	(1.61)

Total interest-bearing liabilities	$289,735	(5,839)	(1.49)	$373,432	(5,400)	(1.03)

Net interest income/net interest spread		1,799	0.13%		6,440	(0.07)%

Net yield on earning assets			(0.05)%			(0.17)%

Taxable equivalent adjustment:
Investment securities		79			385

Net interest income		$1,720			$6,055

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
		(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,201,719	$36,664	6.62%	$1,944,252	$40,486	8.26%
Investment securities
Taxable	309,201	4,106	5.28	326,585	4,271	5.19
Tax-exempt (2)	40,582	651	6.38	26,638	418	6.23

Total investment securities	349,783	4,757	5.41	353,223	4,689	5.27
Federal funds sold	3,008	17	2.25	6,792	91	5.29
Other investments	55,617	663	4.74	47,936	875	7.24

Total interest-earning assets	2,610,127	42,101	6.42	2,352,203	46,141	7.78
Noninterest-earning assets:
Cash and due from banks	64,435			44,921
Premises and equipment	104,032			91,727
Accrued interest and other assets	301,776			272,138
Allowance for loan losses	(27,302)			(21,813)

Total assets	$3,053,068			$2,739,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$611,420	$3,290	2.14%	$599,656	$5,801	3.84%
Savings deposits	161,780	1,000	2.46	54,812	265	1.92
Time deposits	1,245,947	11,720	3.74	1,200,005	15,344	5.07
Other borrowings	396,495	3,290	3.30	273,579	3,617	5.25
Subordinated debentures	54,660	954	6.94	52,515	1,066	8.05

Total interest-bearing liabilities	2,470,302	20,254	3.26	2,180,567	26,093	4.75
Noninterest-bearing liabilities:
Demand deposits	218,861			197,977
Accrued interest and other liabilities	15,945			32,723
Stockholders’ equity	347,960			327,909

Total liabilities and stockholders’ equity	$3,053,068			$2,739,176

Net interest income/net interest spread		21,847	3.16%		20,048	3.03%

Net yield on earning assets			3.33%			3.38%

Taxable equivalent adjustment:
Investment securities (2)		221			142

Net interest income		$21,626			$19,906

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008 vs. 2007 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(3,822)	$(8,724)	$4,902
Interest on securities:
Taxable	(165)	71	(236)
Tax-exempt	233	10	223
Interest on federal funds	(74)	(38)	(36)
Interest on other investments	(212)	(336)	124

Total interest income	(4,040)	(9,017)	4,977

Expense from interest-bearing liabilities:
Interest on demand deposits	(2,511)	(2,623)	112
Interest on savings deposits	735	93	642
Interest on time deposits	(3,624)	(4,187)	563
Interest on other borrowings	(327)	(1,620)	1,293
Interest on subordinated debentures	(112)	(154)	42

Total interest expense	(5,839)	(8,491)	2,652

Net interest income	$1,799	$(526)	$2,325

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Nine Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,142,254	$110,717	6.90%	$1,769,343	$109,783	8.30%
Investment securities:
Taxable	309,938	12,302	5.30	327,981	12,805	5.22
Tax-exempt (2)	40,613	1,956	6.43	17,698	823	6.21

Total investment securities	350,551	14,258	5.43	345,679	13,628	5.27
Federal funds sold	5,300	114	2.87	9,135	373	5.47
Other investments	50,428	2,039	5.40	47,214	2,304	6.53

Total interest-earning assets	2,548,533	127,128	6.66	2,171,371	126,088	7.76
Noninterest-earning assets:
Cash and due from banks	60,953			43,965
Premises and equipment	103,370			93,975
Accrued interest and other assets	292,824			242,629
Allowance for loan losses	(24,749)			(19,871)

Total assets	$2,980,931			$2,532,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$650,082	$12,146	2.50%	$545,465	$15,134	3.71%
Savings deposits	102,222	1,618	2.11	47,519	504	1.42
Time deposits	1,242,690	39,208	4.21	1,135,872	42,021	4.95
Other borrowings	342,331	9,098	3.55	242,243	9,636	5.32
Subordinated debentures	53,996	2,887	7.14	46,790	3,062	8.75

Total interest-bearing liabilities	2,391,321	64,957	3.63	2,017,889	70,357	4.66
Noninterest-bearing liabilities:
Demand deposits	218,419			185,704
Accrued interest and other liabilities	20,845			33,946
Stockholders’ equity	350,346			294,530

Total liabilities and stockholders’ equity	$2,980,931			$2,532,069

Net interest income/net interest spread		62,171	3.03%		55,731	3.10%

Net yield on earning assets			3.26%			3.43%

Taxable equivalent adjustment:
Investment securities (2)		665			280

Net interest income		$61,506			$55,451

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine-month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008 vs. 2007 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$934	$(20,243)	$21,177
Interest on securities:
Taxable	(503)	199	(702)
Tax-exempt	1,134	30	1,104
Interest on federal funds	(259)	(138)	(121)
Interest on other investments	(266)	(417)	151

Total interest income	1,040	(20,569)	21,609

Expense from interest-bearing liabilities:
Interest on demand deposits	(2,988)	(5,551)	2,563
Interest on savings deposits	1,114	331	783
Interest on time deposits	(2,813)	(6,601)	3,788
Interest on other borrowings	(538)	(3,806)	3,268
Interest on subordinated debentures	(175)	(611)	436

Total interest expense	5,400	(16,238)	10,838

Net interest income	$6,440	$(4,331)	$10,771

(1)	The change in interest due to both rate and volume has been allocated to rate and volumes changes in proportion to the relationship of the absolute dollar amounts of changes in each.

Noninterest income. The components of noninterest income for the third quarter and first nine-months of 2008 and 2007 consisted of the following:

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,425	$2,090	16.0%
Mortgage banking income	820	970	(15.5)
Investment securities loss	(8,541)	—	—
Change in fair value of derivatives	141	202	(30.2)
Increase in cash surrender value of life insurance	583	481	21.2
Other noninterest income	1,359	1,181	15.1

Total	$(3,213)	$4,924	(165.3)%

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$6,721	$5,774	16.4%
Mortgage banking income	3,117	3,052	2.1
Investment securities (loss) gain	(7,072)	242	—
Change in fair value of derivatives	773	169	357.4
Increase in cash surrender value of life insurance	1,689	1,381	22.3
Gain on extinguishment of liabilities	2,918	—	—
Other noninterest income	4,247	2,931	44.9

Total	$12,393	$13,549	(8.5)%

The increase in service charges and fees on deposits is primarily attributable to an increased customer base resulting from our acquisitions and new branch locations The increase in mortgage banking income during the first nine months of 2008 is the result of an increase in the volume of originations; however, the slight decline during the third quarter of 2008 from the third quarter of 2007 is primarily the result of a decrease in production due to market fluctuations. The increase in other noninterest income is primarily due to increases in brokerage commissions and ATM network fees. The increase in brokerage commissions is the result of increased volume in our investment subsidiary, and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations, acquired through acquisitions or new branch locations. The investment securities loss is the result of an impairment charge related to preferred stock in Freddie Mac and Fannie Mae. See “Financial Condition — Investment Securities” for additional discussion.

Noninterest expenses. Noninterest expenses increased $2.6 million, or 12.3%, to $23.9 million for the third quarter of 2008 from $21.3 million for the third quarter of 2007. This increase is primarily due to the People’s acquisition, and the opening of new branch locations. Our new branch locations added approximately $2.1 million to noninterest expenses during the third quarter of 2008 compared to $771,000 in the third quarter of 2007. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the third quarters of 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$12,379	$10,724	15.4%
Occupancy, furniture and equipment expense	4,434	3,506	26.5
Amortization of core deposit intangibles	896	494	81.4
Loss on extinguishment of debt	—	1,469	(100.0)
Merger-related costs	—	103	(100.0)
Loss on termination of ESOP	—	158	(100.0)
Professional fees	756	529	42.8
Insurance expense	1,038	646	60.7
Postage, stationery and supplies	447	508	(12.0)
Communications expense	604	489	23.5
Advertising expense	843	536	57.2
Other operating expense	2,511	2,128	18.0

Total	$23,908	$21,290	12.3%

Selected Key Ratios
Noninterest expense to average assets (1)	2.98%	2.76%
Efficiency ratio (1)	84.66	77.77

Noninterest expenses increased $12.1 million, or 21.1%, to $69.5 million for the first nine months of 2008 from $57.4 million for the first nine months of 2007. This increase is primarily due to the People’s acquisition, and the opening of new branch locations. Our new branch locations added approximately $6.3 million to noninterest expenses during the first nine months of 2008 compared to $3.0 during the first nine months of 2007. However, increases in the volume of net interest income and noninterest income are expected to begin offsetting these costs. Noninterest expenses included the following for the first nine months of 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$36,577	$30,959	18.2%
Occupancy, furniture and equipment expense	12,614	9,650	30.7
Amortization of core deposit intangibles	2,688	1,102	143.9
Loss on extinguishment of debt	—	1,469	(100.0)
Merger-related costs	118	530	(77.7)
Loss on extinguishment of debt	—	158	(100.0)
Professional fees	1,893	1,549	22.2
Insurance expense	2,438	1,551	57.2
Postage, stationery and supplies	1,555	1,682	(7.6)
Communications expense	1,654	1,469	12.6
Advertising expense	2,311	1,760	31.3
Other operating expense	7,598	5,493	38.3

Total	$69,446	$57,372	21.1%

Selected Key Ratios
Noninterest expense to average assets (1)	2.97%	2.85%
Efficiency ratio (1)	85.09	78.65

(1)	In calculating the selected key ratios, noninterest expense has been adjusted for amortization of intangibles, merger-related costs and other losses on the sale of assets.
Income tax (benefit) expense. We recognized income tax benefit of $(1.3 million) and $(719,000) for the third quarter of 2008 and first nine months of 2008, respectively, compared to income tax expense of $911,000 and $3.0 million for the third quarter of 2007 and first nine months of 2007, respectively. Our effective tax rate decreased in 2008 compared to 2007 due to lower levels of pre-tax income. The difference in the effective tax rates in the third quarters and first nine months of 2008 and 2007, and the blended federal statutory rate of 34% and state tax rates between 5% and 6%, is primarily due to certain tax-exempt income from investments and insurance policies. In addition, under federal tax law that was in effect at September 30, 2008 the losses recognized on the Fannie Mae and Freddie Mac preferred stock ( See “Financial Condition — Investment Securities” for additional discussion) were considered capital losses. As such, only the amount of this loss that could be offset by recognized capital gains was included in the third quarter 2008 as a deferred tax benefit, with the remaining deferred tax benefit, offset by a valuation allowance. As enacted on October 3, 2008, the EESA included a section which changed the character of these losses from capital to ordinary for federal income tax purposes. This change will allow us to recognize approximately $2.3 million in deferred tax benefit in the fourth quarter of 2008.

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
The provision for loan losses was $2.3 million for the third quarter of 2008, an increase of $1.1 million from $1.2 million in the third quarter of 2007. The provision for loan losses was $10.1 million for the first nine months of 2008, an increase of $7.2 million from $2.9 million in the first nine months of 2007. During the third quarter and first nine months of 2008, we had net charged-off loans totaling $1.9 million and $5.3 million, respectively, compared to net charged-off loans of $1.2 million and $2.6 million in the third quarter and first nine months of 2007. The annualized ratio of net charged-off loans to average loans was 0.34% for the three- and nine-month periods ended September 30, 2008, compared to 0.24% and 0.20% for the three- and nine-month periods ended September 30, 2007, and .24% for the year ended December 31, 2007. The allowance for loan losses totaled $27.7 million, or 1.25% of loans, net of unearned income, at September 30, 2008, compared to $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007. See “Financial Condition — Allowance for Loan Losses” for additional discussion.
Financial Condition
Total assets were $3.103 billion at September 30, 2008, an increase of $218 million, or 7.6%, from $2.885 billion as of December 31, 2007. Average total assets for the first nine months of 2008 were $2.981 billion, which were funded by average total liabilities of $2.631 billion and average total stockholders’ equity of $350 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $34.3 million, or 54.1%, to $97.6 million at September 30, 2008 from $63.3 million at December 31, 2007. At September 30, 2008, short-term liquid assets were 3.2% of total assets, compared to 2.2% at December 31, 2007. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” section for additional discussion.
Investment Securities. Total investment securities decreased $26.7 million, or 7.4%, to $334.5 million at September 30, 2008, from $361.2 million at December 31, 2007. Average investment securities totaled $350.6 million for the first nine months of 2008, compared to $345.7 million for the first nine months of 2007. Investment securities were 12.8% of interest-earning assets at September 30, 2008, compared to 14.7% at December 31, 2007. The investment portfolio produced an average taxable equivalent yield of 5.43% for the first nine months of 2008, compared to 5.27% for the first nine months of 2007.

The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	September 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
U.S. agencies	$6,743	$94,215	(92.8)%
State and political subdivisions	39,301	40,587	(3.2)
Mortgage-backed securities (MBS)	262,438	191,378	37.3
Corporate debt and other securities	26,020	34,991	(25.6)

Total investment securities	$334,502	$361,171	(7.4)%

	Net Unrealized Gain (Loss)
	September 30,	December 31,	Dollar
	2008	2007	Change Pre-tax
	(Dollars in thousands)
U.S. agencies	$111	$1,011	$(900)
State and political subdivisions	(2,097)	(173)	(1,924)
Mortgage-backed securities (MBS)	(4,302)	194	(4,496)
Corporate debt and other securities	(5,003)	(1,892)	(3,111)

Net unrealized loss	$(11,291)	$(860)	$(10,431)

At September 30, 2008, a net unrealized after-tax loss of $6.4 million on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of our capital. This compares to a net unrealized after-tax loss of $542,000 at December 31, 2007.
Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries, have severely constricted the structured securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each investment security segment noted in the table below to determine the nature of the decline in the value of investment securities and evaluate if any of the underlying securities has experienced other-than-temporary impairment (“OTTI”). The following table provides further detail of the investment securities portfolio at September 30, 2008.

	Amortized		Unrealized Gain
(Dollars in thousands)	Cost	Fair Value	(Loss)
September 30, 2008
U.S. agency and agency MBS — AAA rated	$244,144	$244,004	$(140)
Municipal securities	41,398	39,301	(2,097)
Non-agency MBS — AAA rated	27,574	23,521	(4,053)
Non-agency MBS — A and B2 rated	1,656	1,656	—
Bank and pooled trust preferred securities	24,399	19,650	(4,749)
Corporate securities	6,059	5,807	(252)
Fannie Mae and Freddie Mac preferred stock	563	563	—

Total	$345,793	$334,502	$(11,291)

The unrealized losses associated with the U.S. agency and agency MBS securities are caused by changes in interest rates and are not considered credit-related since the contractual cash flows of these investments are backed by the full faith and credit of the U.S. government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at September 30, 2008. We currently believe that all contractual cash flows will be received on this portfolio.

The non-agency MBS securities portfolio has experienced various levels of price declines during 2008. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. No losses are expected in this portfolio at September 30, 2008. We currently believe all contractual cash flows on these securities will be received. During the third quarter of 2008, we recognized a $314,000, net of tax, non-cash OTTI charge on a non-agency MBS which experienced a significant rating downgrade.
The bank and pooled trust preferred securities prices continue to decline due to reduced demand for these securities as their average lives have lengthened and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At September 30, 2008, we believe that the credit quality of these securities remains adequate to absorb further economic declines, and these securities remain investment grade. As a result, we currently believe all contractual cash flows will be received on this portfolio.
The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At September 30, 2008, all of the securities are current as to principal and interest payments, and we currently expect them to remain so in the future.
On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At September 30, 2008, we held in our available-for-sale investment portfolio preferred securities issued by Fannie Mae and Freddie Mac with a cost basis of $8.6 million. After the conservatorship, these securities currently trade at five to seven percent of par value. We do not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, we recognized a $7.4 million, net of tax, non-cash OTTI charge on these investments during the third quarter of 2008. Under federal tax law that was in effect at September 30, 2008, the losses recognized on the Fannie Mae and Freddie Mac preferred stock were considered capital losses rather than ordinary losses (See Note 8 to the Condensed Consolidated Financial Statements). As such, only the amount of these losses that could be offset by recognized capital gains was included in the third quarter of 2008 income tax benefit.
For further details regarding investment securities at December 31, 2007, refer to Notes 1 and 3 of the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007. We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At September 30, 2008, management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.
Loans. Loans, net of unearned income, totaled $2.219 billion at September 30, 2008, an increase of 10.0%, or $202.0 million, from $2.017 billion at December 31, 2007. The increase in loans includes the purchase of a pool of residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008. Mortgage loans held for sale totaled $15.3 million at September 30, 2008, a decrease of $18.1 million from $33.4 million at December 31, 2007. Average loans, including mortgage loans held for sale, totaled $2.142 billion for the first nine months of 2008 compared to $1.769 billion for the first nine months of 2007. Loans, net of unearned income, were 84.6% of interest-earning assets at September 30, 2008, compared to 82.2% at December 31, 2007. The loan portfolio produced an average yield of 6.90% for the first nine months of 2008, compared to 8.30% for the first nine months of 2007.

The following table details the distribution of the loan portfolio by category as of September 30, 2008 and December 31, 2007:
DISTRIBUTION OF LOANS BY CATEGORY
(Dollars in thousands)

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$213,887	9.6%	$183,013	9.1%
Real estate — construction and land development (1)	610,364	27.5	665,303	33.0
Real estate — mortgage
Single-family	639,405	28.8	540,277	26.8
Commercial	639,991	28.8	533,611	26.4
Other	63,447	2.9	41,535	2.1
Consumer	52,820	2.3	53,570	2.5
Other	1,280	.1	1,235	.1

Total loans	2,221,194	100.0%	2,018,544	100.0%

Unearned income	(2,153)		(1,533)
Allowance for loan losses	(27,670)		(22,868)

Net loans	$2,191,371		$1,994,143

(1)	A further analysis of the components of our real estate construction and land development loans as of September 30, 2008 and December 31, 2007 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of September 30, 2008
Alabama segment	$157,610	$69,071	$17,128	$243,809
Florida segment	152,021	178,442	14,955	345,418
Other	7,838	13,299	—	21,137

Total	$317,469	$260,812	$32,083	$610,364

As of December 31, 2007
Alabama segment	$192,133	$60,407	$16,003	$268,543
Florida segment	195,460	162,286	18,564	376,310
Other	7,929	12,521	—	20,450

Total	$395,522	$235,214	$34,567	$665,303

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	September 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,219,041	$2,017,011	10.0%
Alabama segment	939,407	888,007	5.8
Florida segment	1,024,086	932,478	9.8
Other (2)	255,548	196,526	30.0

(2)	Increase is due to the purchase of a pool of residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008.

Premises & Equipment. On June 27, 2008, the Bank entered into a lease with a limited liability company of which one of our directors is a member. The initial term of the lease is ten years commencing after a certificate of occupancy is received for the building. The lease may be renewed, at the Bank’s option, for two additional terms of five years each. The amount of the monthly lease payments to be made by the Bank is $21,221 for the first year of the lease and increases annually until it reaches $27,688 per month in year ten.
Deposits. Noninterest-bearing deposits totaled $220.5 million at September 30, 2008, an increase of 6.2%, or $13.0 million, from $207.6 million at December 31, 2007. Noninterest-bearing deposits were 9.91% of total deposits at September 30, 2008 compared to 9.4% at December 31, 2007.
Interest-bearing deposits totaled $2.005 billion at September 30, 2008, an increase of 0.6%, or $12.0 million, from $1.993 billion at December 31, 2007. Interest-bearing deposits averaged $1.995 billion for the first nine months of 2008 compared to $1.728 billion for the first nine months of 2007. The average rate paid on all interest-bearing deposits during the first nine months of 2008 was 3.63%, compared to 4.66% for the first nine months of 2007.
The following table sets forth the composition of our total deposit accounts at the dates indicated.

	September 30,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)
Noninterest-bearing demand	$220,553	$207,602	6.2%
Alabama segment	128,589	128,009	0.5
Florida segment	82,721	73,061	13.2
Other	9,243	6,532	41.5

Interest-bearing demand	583,734	657,809	(11.3)
Alabama segment	275,759	295,794	(6.8)
Florida segment	184,495	253,017	(27.1)
Other	123,480	108,998	13.2

Savings (1)	174,987	59,507	194.1
Alabama segment	99,120	33,919	192.2
Florida segment	74,865	25,056	198.8
Other	1,002	532	88.4

Time deposits	1,246,255	1,275,693	(2.3)
Alabama segment	595,104	694,380	(14.3)
Florida segment	470,428	462,071	1.8
Other	180,723	119,242	51.6

Total deposits	$2,225,529	$2,200,611	1.1%

Alabama segment	$1,098,572	$1,152,102	(4.7)%

Florida segment	$812,509	$813,205	(0.1)%

Other	$314,448	$235,304	33.6%

(1)	Increase resulted from the introduction of a new savings deposit product carrying a yield of 3.25%.
Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $440 million at September 30, 2008, an increase of 97.6%, or $217 million, from $223 million at December 31, 2007. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. FHLB advances had a weighted average interest rate of approximately 3.32% at September 30, 2008. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
On September 4, 2008, we established a $10 million revolving line of credit with a regional bank (the “Lender”). The line of credit, which is secured by all of the issued and outstanding stock of our subsidiary bank, will mature on September 3, 2009. We may borrow, repay and re-borrow amounts advanced under the revolving line of credit from time to time until the maturity date. Interest on each advance under the line of credit accrues at the Lender’s base rate (5.75% at September 30, 2008). The Lender may accelerate the payment of principal and interest if there is an event of default under the terms of the line of credit. Events of default include, among other things, our failure to make any payment when due, material breaches of our representations, warranties or covenants in the loan agreement, the commencement of voluntary or involuntary bankruptcy or similar proceedings with respect to us, a default by us with respect to other indebtedness and the occurrence of certain other events which have a material adverse effect on us.
On September 4, 2008, the Lender advanced the full $10 million under the line of credit which we used to pay our obligations under a matured $9.5 million line of credit with a separate regional bank.

On September 17, 2008, our banking subsidiary entered into an Agreement to Purchase Subordinated Notes (the “Agreement”) with Durden Enterprises, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, the Bank issued to the Purchaser a $10 million principal amount 9.5% Subordinated Note due September 15, 2018 (the “Note”), and we issued to the Purchaser a warrant (the “Warrant”) to purchase up to one million shares of our common stock, $.001 par value per share, at a price of $7.53 per share. The exercise price for the Warrant was based on the average of the closing prices of our common stock for the 10 trading days immediately preceding September 17, 2008. Interest on the Note is payable quarterly. The Purchaser may, subject to regulatory approval, accelerate the payment of principal and interest if there is an event of default under the terms of the Note. Events of default are limited to the commencement of voluntary or involuntary bankruptcy or similar proceedings with respect to the Bank. Beginning on September 15, 2013, the Bank may redeem all or a portion of the Note on any interest payment date at a price equal to 100% of the principal amount of the redeemed portion of the Note plus accrued but unpaid interest.
The fair value of the Warrant of $2.6 million was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized into interest expense over the term of the Agreement. The Warrant is exercisable at any time prior to the close of business on September 15, 2013. We agreed to register with the Securities and Exchange Commission the stock that would be issued to the Purchaser upon the exercise of the Warrant. We also granted to the Purchaser an option to purchase up to $10 million in additional subordinated notes and receive additional warrants in the future on similar terms and conditions with such changes as are necessary to reflect market conditions at that time. K. Earl Durden, the managing member of the Purchaser, is a retired director of the Corporation and Superior Bank.
Accrued Expenses and Other Liabilities. During the second quarter of 2008, we recognized two separate gains from the extinguishment of liabilities totaling approximately $5.8 million. The first gain related to the settlement of a retirement agreement with a previous executive officer under which we had a remaining unfunded obligation to pay approximately $6.2 million in benefits over a 17-year period. This obligation was settled through a cash settlement payment of $3.0 million with a recognized pre-tax gain of $574,000. The second gain related to the forfeiture of benefits owed to a former executive officer under the Community Bancshares, Inc. Benefit Restoration Plan (see Note 20 to the Consolidated Financial Statements included in the Corporation’s 2007 Form 10-K) that resulted in a pre-tax gain of $2.3 million.

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
We manage and control risk in the loan portfolio through adherence to credit standards established by the Board of Directors and implemented by senior management. These standards are set forth in a formal loan policy which establishes loan underwriting and approval procedures, set limits on credit concentration and enforces regulatory requirements.
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
SUMMARY OF LOAN LOSS EXPERIENCE

	Three Months		Nine Months
	Ended		Ended		Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$27,243	$19,147	$22,868	$18,892	$18,892
Allowance of acquired bank	—	3.717	—	3,717	3,717
Charge-offs:
Commercial and industrial	88	247	400	684	1,162
Real estate — construction and land development	877	120	1,542	121	301
Real estate — mortgage
Single-family	606	350	2,089	799	1,149
Commercial	—	570	411	589	724
Other	3	—	109	206	206
Consumer	627	472	1,777	1,409	2,117
Other	46	—	145	—	63

Total charge-offs	2,247	1,759	6,473	3,808	5,722
Recoveries:
Commercial and industrial	117	78	595	334	398
Real estate — construction and land development	8	275	41	283	286
Real estate — mortgage
Single-family	33	87	76	144	174
Commercial	99	3	124	23	70
Other	16	10	39	68	82
Consumer	62	106	147	304	382
Other	34	24	110	26	48

Total recoveries	369	583	1,132	1,182	1,440

Net charge-offs	1,878	1,176	5,341	2,626	4,282
Provision for loan losses	2,305	1,179	10,143	2,884	4,541

Allowance for loan losses at end of period	$27,670	$22,867	$27,670	$22,867	$22,868

Loans at end of period, net of unearned income	$2,219,041	$2,039,530	$2,219,041	$2,039,530	$2,017,011
Average loans, net of unearned income	2,181,873	1,921,404	2,112,800	1,745,261	1,814,032
Ratio of ending allowance to ending loans	1.25%	1.12%	1.25%	1.12%	1.13%
Ratio of net charge-offs to average loans (1)	0.34	0.24	0.34	0.20	0.24
Net charge-offs as a percentage of:
Provision for loan losses	81.48	99.83	52.66	91.09	94.30
Allowance for loan losses (1)	27.00	20.42	25.78	15.36	18.72
Allowance for loan losses as a percentage of nonperforming loans	44.96	97.35	44.96	97.35	90.31

(1)	Annualized.

The provision for loan losses was $2.3 million in the third quarter of 2008, maintaining the allowance for loan losses at 1.25% of net loans, or $27.7 million, at September 30, 2008, compared to 1.27% of net loans, or $27.2 million at June 30, 2008. Most of the increases in non-performing loans (“NPLs”) and Other Real Estate Owned (“OREO”) that occurred in the third quarter came from previously identified problem loans, and are potentially indicative of a slowing of deterioration of credit quality among our customer base (See “Nonperforming Assets” below). Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize loss.
At September 30, 2008, NPLs were 2.77% of total loans, compared to 1.83% at June 30, 2008 and 1.26% at December 31, 2007, which is in line with management’s expectations. The $22.2 million NPL increase during the third quarter of 2008 was predominantly located in Florida and includes real estate relationships primarily secured by residential properties in various stages of development. Of total NPLs, $15.8 million is in Alabama and $45.2 million is in Florida. The ratio of allowance for loan losses to NPLs decreased to 44.96% at September 30, 2008 from 90.31% at December 31, 2007 and 97.35% at September 30, 2007. Approximately $4.0 million of loans past due 90 days and still accruing consist of relationships which have underlying cash flows for debt service but which are temporarily past due for reasons unrelated to the creditworthiness of the borrowing activity.
OREO increased $12.2 million during the third quarter of 2008, to $24.5 million. The increase in OREO consists primarily of properties in Alabama consisting of single-family homes and residential lots. Of total OREO, $21.2 million is in Alabama and $3.3 million is in Florida.
Net loan charge-offs as a percentage of average loans were 0.34% for the three- and nine-month periods ended September 30, 2008, compared to 0.24% and 0.20% for the three- and nine-month periods ended September 30, 2007, respectively, and 0.24% for the year ended December 31, 2007. Of the $1.9 million net charge-offs in the third quarter of 2008, the Bank’s charge-offs were $1.5 million, or 0.26% of consolidated average loans, and the consumer finance company charge-offs were $425,000, or 0.08% of consolidated average loans. Of the Bank’s charge-offs, 37.4% related to 1-4 family mortgages and 46.3% related to real estate construction.
Nonperforming Assets. Nonperforming assets increased $56.6 million, to $86.3 million as of September 30, 2008 from $29.7 million at December 31, 2007. The following table represents our nonperforming assets for the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual	$51,451	$22,533
Accruing loans 90 days or more delinquent	8,268	2,117
Restructured	1,818	671

Total nonperforming loans	61,537	25,321
Other real estate owned and repossessed assets	24,787	4,415

Total nonperforming assets	$86,324	$29,736

Nonperforming loans as a percentage of loans	2.77%	1.26%

Nonperforming assets as a percentage of loans plus nonperforming assets	3.85%	1.47%

Nonperforming assets as a percentage of total assets	2.78%	1.03%

The following is a summary of nonperforming loans by category for the dates shown:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial and industrial	$231	$1,058
Real estate — construction and land development	27,648	10,569
Real estate — mortgages
Single-family	17,704	8,069
Commercial	13,849	4,045
Other	1,243	805
Consumer	862	775

Total nonperforming loans	$61,537	$25,321

The following is a summary of other real estate owned and repossessed assets by category for the dates shown:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Land	$13,780	$1,100
Single-family residential properties	10,114	2,874
Construction	632	153
Other repossessed assets	261	288

Other real estate owned and repossessed assets	$24,787	$4,415

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
Past Due Loans. Loans past due 30 to 89 days for the Bank decreased to .86% at September 30, 2008, compared to 1.08% at December 31, 2007 (see “Potential Problem Loans” section below). Consolidated loans past due 30 to 89 days, including the finance company subsidiaries, decreased to 0.89% for September 30, 2008 compared to 2.05% at June 30, 2008 and 1.13% at December 31, 2007. The majority of our Bank’s past due loans consisted of approximately $17.6 million, or 97% of total past due loans, within the single family residential mortgage, commercial real estate mortgage, or the real estate construction categories, with the majority of the past dues (57%) in single family mortgages. Within these three categories, the average loan balance was approximately $137,000 with the balances proportionately split between the Alabama (55%) and Florida (44%) markets. The improvement in overall past dues is indicative of management’s commitment to actively work with each of our borrowers to restore them to a consistent performance level while minimizing our loss exposure. As the national and global financial markets work through the current credit cycle, we expect to manage through the challenge while minimizing the level of associated credit losses.
Impaired Loans. At September 30, 2008, the recorded investment in impaired loans under SFAS 114 totaled $46.9 million, with approximately $3.9 million in allowance for loan losses specifically allocated to impaired loans. This represents an increase of $24.6 million from $22.3 million at December 31, 2007. The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2008:

	Outstanding	Specific
	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$350	$2
Real estate — construction and land development	23,567	1,912
Real estate — mortgages
Commercial	11,559	540
1-4 family	10,275	1,269
Other	1,192	149

Total	$46,943	$3,872

Potential Problem Loans. In addition to nonperforming loans, management has identified $20.3 million in potential problem loans as of September 30, 2008, compared to $19.1 million as of June 30, 2008. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in recognition of such loans as nonperforming. Approximately 50% of our potential problem loans are currently included in our 30-89 days past due category and include borrowers that are experiencing cash-flow shortages due to general economic conditions and the slowdown in the real estate market. Approximately $13.3 million of our potential problem loans are related to real estate construction and land development loans with $13.0 million located in Florida and the remaining $294 thousand located in Alabama. In addition, approximately $5.9 million of our potential problem loans are related to 1-4 single family properties with $4.2 million of these properties located in Alabama and $1.7 million located in Florida. The remaining $1.1 million consist primarily of commercial and retail related properties with $878 thousand in Florida and $214 thousand in Alabama. We are working closely with the borrowers and will continue to monitor their respective cash flow positions.
Stockholders’ Equity
Subordinated Debentures and Warrants. During the third quarter of 2008, the Bank raised $10 million through the private placement of a subordinated note with detached warrants to purchase our common stock. See “Financial Condition — Borrowings” for additional information. The principal amount of the subordinated note is considered Tier II capital and is included in our total regulatory capital ratios.
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
Regulatory Capital. The table below represents our Bank’s regulatory and minimum regulatory capital requirements at September 30, 2008 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Tier 1 Core Capital (to Adjusted Total Assets)	$209,351	7.20%	$116,332	4.00%	$145,414	5.00%
Total Capital (to Risk Weighted Assets)	243,142	10.10	192,566	8.00	240,708	10.00
Tier 1 Capital (to Risk Weighted Assets)	209,351	8.70	N/A	N/A	144,425	6.00
Tangible Capital (to Adjusted Total Assets)	209,351	7.20	43,624	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $28.4 million in funds in the first nine months of 2008, primarily due to a net decrease of $18.1 million in mortgage loans held for sale plus $7.8 million in depreciation and amortization expense and $10.1 million in the provision for loan losses offset by a net loss of $4.9 million. This compares to a net funds provided of $1.5 million in the first nine months of 2007, primarily due to net income of $5.7 million plus $3.4 million in depreciation and $1.7 million provision for loan losses, which were offset by an increase in mortgage loans held for sale of $2.5 million and decreases in accrued interest payable of $2.0 million and other liabilities of $6.0 million primarily as a result of the payment of interest and merger related costs.
Investing activities resulted in a $234 million net use of funds in the first nine months of 2008, primarily due to an increase in loans and the purchase of investment securities offset by the maturity and sales of investment securities. Investing activities were a $86 million net use of funds in the first nine months of 2007 primarily due to an increase in loans offset by investment security sales and maturities.
Financing activities provided $241 million in funds during the first nine months of 2008, primarily as a result of an increase in FHLB advances. Financing activities provided $88 million in funds in the first nine months of 2007, primarily as a result of an increase in deposits and advances from the FHLB.
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; (11) the effect of natural disasters, such as hurricanes, in our geographic markets, (12) regulatory, legal or judicial proceedings; (13) the continuing instability in the domestic and international capital markets; (14) the effects of new and proposed laws relating to financial institutions and credit transactions; and (15) the effects of policy initiatives that may be introduced by a new Presidential administration..
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
We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. The following is a comparison of these measurements as of September 30, 2008 to December 31, 2007 (dollars in thousands):

	September 30,	December 31,
12-Month Gap	2008	2007
Interest-bearing liabilities in excess of interest-earning assets	$(384,000)	$(455,000)
Cumulative 12-month Gap Ratio	.81	.77

	Increase (Decrease) in Net Interest Income
	September 30, 2008		December 31, 2007
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$3,072	3.8%	$2,700	3.5%
- 200 BP (1)	(887)	(1.1)	(7,100)	(9.1)

(1)	Results are within our asset and liability management policy.
Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 basis points. EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table shows the Bank’s EVE as of September 30, 2008 and December 31, 2007:

September 30, 2008		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$523,994	$15,129	3.0%
0 BP	508,865	—	—
- 200 BP	474,398	(34,467)	(6.8)

December 31, 2007
Change (in Basis Points) in Interest Rates
+ 200 BP	$470,866	$19,274	4.4%
0 BP	451,142	—	—
- 200 BP	407,146	(43,996)	(9.8)
The Bank’s EVE has increased approximately $58 million since December 31, 2007. This increase is attributable to several factors including the purchase of a $52 million 1-4 family mortgage pool during the second quarter of 2008 which is earning a yield in excess of 8%. In addition, the current level of interest rates as well as the steepening yield curve provided increased EVE related to our non-maturity deposits and certain FHLB advances.
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2008. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities by Superior Bancorp during the third quarter of 2008 except those previously disclosed in a Current Report on Form 8-K dated as of September 17, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the third quarter of 2008.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibit:
10.1	Loan Agreement, dated as of September 4, 2008, between Superior Bancorp and Colonial Bank

10.2	Revolving Credit Note, dated September 4, 2008, between Superior Bancorp and Colonial Bank

10.3	Stock Pledge Agreement, dated as of September 4, 2008, given by Superior Bancorp

10.4	Agreement to Purchase Subordinated Notes, dated as of September 17, 2008, by and among Superior Bank, Superior Bancorp and Durden Enterprises, LLC

10.5	Letter to Durden Enterprises, LLC, dated as of September 17, 2008

10.6	9.5% Subordinated Note Due September 15, 2018 given by Superior Bank

10.7	Warrant to Purchase Common Stock of Superior Bancorp dated as of September 17, 2008.

10.8	Agreement, dated as of September 8, 2008, between Superior Bancorp and James A. White

10.9	Change in Control Agreement, dated as of September 8, 2008, by and among Superior Bancorp, Superior Bank and James A. White

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.2	Certification of principal financial officer pursuant to 13a-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR BANCORP (Registrant)
Date: November 7, 2008	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: November 7, 2008	By:	/s/ James C. Gossett
James C. Gossett
Chief Accounting Officer (Principal Accounting Officer)