Form 10-K
period 2008-12-31
SUPERIOR BANCORP
filed 2009-03-16
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-25033

SUPERIOR BANCORP

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-1201350 (I.R.S. Employer Identification No.)

17 North 20th Street Birmingham, Alabama (Address of Principal Executive Offices)	35203 (Zip Code)

(205) 327-1400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Market
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
                                                                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008, based on a closing price of $8.49 per share of common stock, was $77,056,318.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of March 12, 2009, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 10,099,893.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders that will be filed no later than April 30, 2009.

PART I

Item 1.	Business.

General

Superior Bancorp is a Delaware-chartered thrift holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 77 locations in Alabama and Florida through Superior Bank, our principal subsidiary. Superior Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in North Alabama. We had assets of approximately $3.053 billion, loans of approximately $2.315 billion, deposits of approximately $2.343 billion and stockholders’ equity of approximately $251 million at December 31, 2008. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-1400.

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

Superior Bank also owns two consumer finance companies, Superior Financial Services, LLC and 1st Community Credit Corporation as well as Superior Financial Management, Inc. which provides investment and insurance products. The finance companies generally provide smaller loans to a market segment traditionally not pursued by Superior Bank. These loans typically involve greater risk and generate higher yields than standard bank loans. We believe that, by conducting this business, we reach a customer base not served by our banking operations.

Market Areas.  Superior Bancorp is headquartered in Birmingham, Alabama. Our primary markets are located in northern and central Alabama and in the panhandle and west coast of Florida.

Superior Bank has branches in:

Alabama(45)		Florida(32)

Albertville	Andalusia	Altha	Apalachicola
Arab	Athens	Beverly Hills	Blountstown
Birmingham	Blountsville	Bradenton	Bristol
Boaz	Chelsea	Brooksville	Carrabelle
Childersburg	Cleveland	Clearwater	Dunnellon
Cullman	Decatur	Homosassa	Inverness
Elkmont	Falkville	Marianna	Mexico Beach
Frisco City	Gadsden	New Port Richey	Palm Harbor
Gardendale	Guntersville	Panama City Beach	Port Richey
Gurley	Haleyville	Port St. Joe	Sarasota
Hamilton	Hartselle	Siesta Key	Spring Hill
Hoover	Huntsville(3)	Sun City Center(4)	Tallahassee (2)
Madison	Meridianville	Tampa(2)	Venice
Monroeville	Montgomery	Wesley Chapel
Mountain Brook	New Hope
Oneonta(2)	Opp
Pelham	Rainbow City
Rogersville	Samson
Snead	Sylacauga
Trussville	Uniontown
Warrior(2)

Our finance company subsidiaries have 24 offices in Albertville, Anniston, Arab, Attalla, Athens, Boaz, Cullman(2), Decatur, Florence, Fort Payne, Gadsden, Hartselle, Huntsville(3), Jasper (2), Moody, Northport, Oneonta, Oxford, Pell City and Talladega, Alabama.

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

Operating Segments

Our operations are managed along two reportable operating segments consisting of the geographical regions of Alabama and Florida. See the sections captioned “Results of Segment Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 26 — Segment Reporting in

the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Lending Activities

General.  We offer various lending services, including real estate, consumer and commercial loans, primarily to individuals and businesses and other organizations that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2008 were $2.315 billion, or 84.4% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

The lending activities of Superior Bank are subject to our written underwriting policy and loan origination procedures established by Superior Bank’s Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals, existing customers, walk-in customers and advertising. Loan applications are initially processed by loan officers who have approval authority up to designated limits.

We use generally recognized loan underwriting criteria, and attempt to minimize credit losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2008, approximately 77.6% of our loan portfolio consisted of loans that had variable interest rates or matured within one year.

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

Loan Portfolio

The following is a summary of our total loan portfolio as of December 31, 2008 (dollars in thousands):

	Amount	Percent

Commercial and industrial	$207,372	8.95%
Real estate:
Construction and land development
Residential development — Alabama	173,579	7.48%
— Florida	141,003	6.09%
— Other	122	0.01%

Total residential development	314,704	13.58%

Commercial development — Alabama	76,315	3.29%
— Florida	201,688	8.71%
— Other	13,477	0.58%

Total commercial development	291,480	12.58%

Other development	31,403	1.36%

Total construction and land development	637,587	27.52%

Single-family mortgages	655,216	28.28%
Nonresidential mortgages	757,891	32.71%

Total real estate portfolio	2,050,694	88.51%

Consumer	57,877	2.50%
Other	972	0.04%

Total loans	$2,316,915	100.00%

Our loan portfolio is our largest earning asset category. Loans secured by both residential and commercial real estate are a significant component of our loan portfolio, constituting $2.051 billion, or 88.5% of total loans, at December 31, 2008.

Nonresidential Mortgage Loans.  Nonresidential mortgage loans include commercial and industrial loans that are secured by real estate. At December 31, 2008, $757.9 million, or 32.7% of our total loan portfolio, consisted of these loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with LTV ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum LTV ratio. For income-producing improved real estate, we underwrite based on the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum LTV ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower’s earnings and cash flow. Terms are typically 3 to 5 years and may have payments through the date of maturity based on a 15- to 30-year amortization schedule. As of December 31, 2008, owner-occupied properties comprised approximately 6%, or $140 million, of total loans of which $52 million were located in the Florida Region and the remaining amount located primarily in the Alabama Region. Non-owner occupied properties are primarily in the commercial and office sectors and totaled approximately $133 million, or 18% of nonresidential mortgage loans, and $100 million, or 14% of nonresidential mortgage loans, respectively at December 31, 2008. Geographically, 17% of the commercial sector and 78% of the office sector were located in the Florida Region, with the remaining portfolio in the Alabama Region.

Single-Family Mortgage Loans.  At December 31, 2008, $655.2 million, or 28.3% of our total loan portfolio, consisted of single-family mortgage loans. Single-family mortgage loans are loans that are traditionally secured by first or second liens on the primary residences of individuals. First liens are centrally underwritten by our mortgage department with strict adherence to Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) secondary market specifications, where applicable, to ensure marketability. Any loans we make outside these guidelines are held in-portfolio but are still originated under conservative underwriting standards. At December 31, 2008, single-family mortgage loans secured by first liens accounted for $536 million, or 23% of total loans. Home equity products totaled $119 million, or 5% of total loans. Home equity products are also centrally underwritten with strict adherence to internal loan policy guidelines to ensure that borrowers have appropriate credit ratings and capacity to repay and that adequate collateral or loan-to-value (“LTV”) is obtained.

Construction and Land Development Loans.  We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2008, $637.6 million, or 27.5% of our total loan portfolio, consisted of such loans. Approximately $606 million, or 95%, of construction and land development loans can be categorized as commercial. Within this portfolio, approximately $315 million, or 49%, was related to residential development and construction. Of the residential construction loans, 45% were located in the Florida Region with the remainder located in the Alabama Region. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $111 million, or 35%, of this portfolio. Geographically, approximately 56% of this portfolio was located in the Florida Region with the remainder located in the Alabama Region.

Single-family “spec” home construction loans represented approximately $60 million, or 19% of the total residential development and construction loan portfolio, with over 67% of these loans located in Alabama, primarily in the Huntsville and Birmingham markets, which have proven to be relatively stable. For single-family spec home construction loans, management closely monitors the aging of the builders’ spec home inventories to ensure turnover and to enable management to look for early signs of weakness within our markets. Spec homes that are 100% complete and remain in inventory for over nine months are considered aged spec homes. As of December 31, 2008, approximately $14.9 million (47 homes with a $317,000 average loan balance), or 8.5%, fell into this aged category.

For construction loans related to income-producing properties, the underwriting criteria are the same as outlined above under the heading, “Nonresidential Mortgage Loans”. Loans for this category accounted for $175 million, or 60% of the total commercial construction and land development loans. Geographically, approximately 69% of this total category was located in the Florida Region, with the remaining loans located primarily in the Alabama Region. The three largest sectors within this category were retail, hotel/motel and office buildings which collectively accounted for approximately $125 million, or 43% of the total commercial construction loans. Individually, the retail construction loans accounted for the largest sector, with approximately $64 million, or 22%; office building loans accounted for approximately $34 million, or 12%, and hotel/motel construction loans accounted for approximately $26 million, or 9% of the total commercial construction. Approximately 77% of these three sectors were located in the Florida Region, with the remainder primarily located in the Alabama Region.

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

Commercial and Industrial Loans.  We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by eligible accounts receivable, inventory or equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan to value ratio to 80% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans comprised approximately $207.4 million, or 9.0% of our loan portfolio, at December 31, 2008. We also, from time to time, make unsecured commercial loans based on the cash flow of the business.

Consumer Loans.  Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans comprised approximately $57.9 million, or 2.5% of our loan portfolio, at December 31, 2008. Consumer loans are underwritten based on the borrower’s income, current debt, credit history and collateral. Terms generally range from one to six years on automobile loans and one to three years on other consumer loans.

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

We have a loan review process designed to promote early identification of credit quality problems. We employ a risk rating system that assigns to each loan a rating that corresponds to the perceived credit risk. Risk ratings are the primary responsibility of the loan officer, and are subject to independent review by a centralized loan review department, which also performs ongoing, independent review and evaluation of the risk management process, including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets. The loan review function is centralized and independent of the lending function.

Deposits and Other Funding

At December 31, 2008, our deposits totaled $2.343 billion which consisted of approximately 83.2% in direct customer deposits and 6.5% of wholesale money market deposits and 10.3% of brokered certificates of deposits. Core deposits are our principal source of funds, constituting approximately 70.1% of our total deposits as of December 31, 2008. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide Superior Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for Superior Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are approximately $662.1 million, or 28.3% of our deposits, of which, approximately $240 million consist of wholesale, or “brokered,” certificates of deposits, at December 31, 2008.

Our other primary source of funds is advances from the Federal Home Loan Bank (“FHLB”). These advances are secured by FHLB stock, agency securities and a blanket lien on certain residential and commercial real estate loans. We also have available unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements and may borrow from the discount window at the Federal Reserve Bank.

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

Employees

As of December 31, 2008, we employed approximately 826 full-time equivalent employees, primarily at Superior Bank. We believe that our employee relations have been and continue to be good.

Supervision and Regulation

General.  Superior Bancorp, as a unitary savings and loan holding company, and Superior Bank, as a federal savings bank, are required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). We are subject to extensive regulation, examination and supervision by the OTS, as our primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the deposit insurer. We are a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. We must file periodic reports with the OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS conducts periodic examinations to test our safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to thrifts and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation.  We are a nondiversified unitary savings and loan holding company within the meaning of such terms under federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that certain savings and loan holding companies may only engage in such activities. Since we became a savings and loan holding company in 2005, we are limited to such activities. Upon any non-supervisory acquisition by us of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, we would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by the OTS’ regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

The risk-based capital standard for savings institutions requires the maintenance of ratios of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital includes, among other things, common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries. The components of supplementary capital currently include, among other things, cumulative perpetual preferred stock, mandatory convertible securities, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2008, Superior Bank met each of its capital requirements.

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

Insurance of Deposit Accounts.  Superior Bank is a member of the Deposit Insurance Fund of the FDIC. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of four categories based upon a combination of their capitalization and examination ratings. An institution’s assessment depends upon the category to which it is assigned. An institution assigned to the category with the lowest risk also has certain financial ratios taken into account in determining assessment rates, unless it is a large institution with at least one long-term debt issuer rating, in which case the rating will be taken into account in determining its assessment rate. Assessment rates for Deposit Insurance Fund members were increased effective January 1, 2009 and currently range from 12 basis points for the healthiest institutions to 50 basis points of assessable deposits for the riskiest. The FDIC has proposed a new assessment rate schedule beginning April 1, 2009 which provides for an initial base assessment rate ranging from 10 basis points for the healthiest institutions to 45 basis points for the riskiest. The initial base assessment rate will be subject to potential decrease for long-term unsecured debt and, for smaller institutions, a portion of Tier 1 capital, and potential increases for secured liabilities above a certain amount and, for institutions not in the lowest risk category, brokered deposits above a certain amount.. The adjusted assessment rates can range from eight basis points for institutions in the lowest risk category to 77.5 basis points for institutions in the highest risk category. The FDIC has also proposed an emergency special assessment of up to 20 basis points on all insured depository institutions as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points at the end of any calendar quarter. A significant increase in Deposit Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Superior Bank. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal year 2008, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.12 basis points of assessable deposits.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2008, Superior Bank met the qualified thrift lender test.

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

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and can amount to up to $1.25 million per day in especially egregious cases. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System.  Superior Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Superior Bank, as a member of the Federal Home Loan Bank System, is required to acquire and hold shares of capital stock in the applicable FHLB (Atlanta) in an amount at least equal to 0.18% of our total assets not to exceed $25 million plus 4.5% of our outstanding advances. Superior Bank was in compliance with this requirement at December 31, 2008, with an investment in FHLB stock of $21.4 million.

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. Superior Bank complies with the foregoing requirements.

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

USA Patriot Act.  The USA Patriot Act, passed in 2001, strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. Among its provisions, the USA Patriot Act requires that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for any foreign correspondent banking relationships. We have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Emergency Economic Stabilization Act.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the United States Treasury Department (“Treasury Department”) has been given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury Department will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury Department made $250 billion of capital available to U.S. financial institutions, usually through the purchase of preferred stock. The Treasury Department was to receive from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the Treasury Department holds equity issued under the CPP.

On December 5, 2008, Superior Bancorp issued and sold, and the Treasury Department purchased, (i) 69,000 shares (the “Preferred Shares”) of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 1,923,792 shares of our voting common stock, par value $0.001 per share, at an exercise price of $5.38 per share, for an aggregate purchase price of $69 million in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Participants in the CPP were required to accept several compensation-related limitations associated with this Program. Each of Superior Bancorp’s senior executive officers on December 5, 2008 agreed in writing to accept the compensation standards in existence at that time under the program and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows (but see below under the heading “American Recovery and Reinvestment Act of 2009” for more recently enacted compensation standards):

•	No golden parachute payments. “Golden parachute payment” under the CPP means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. Superior Bancorp’s senior executive officers have agreed to forego all golden parachute payments for as long as: (i) They remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers); (ii) and the Treasury Department continues to hold our equity or debt securities we issued to it under the CPP (the “Covered Period”).

•	Recovery of Bonuses and Incentive Compensation if Based on Certain Material Inaccuracies. Superior Bancorp’s officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during our participation in the CPP that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•	No Compensation Arrangements That Encourage Excessive Risks. During the Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take

“unnecessary and excessive risks that threaten the value” of our company. To make sure this does not happen, Superior Bancorp’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in the light of our risk management policies and practices. Our senior executive officers’ written agreements include their obligation to execute whatever documents we may require in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•	Limit on Federal Income Tax Deductions. During the Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law. The ARRA modified the compensation-related limitations contained in the CPP, created additional compensation-related limitations and directed the Secretary of the Treasury Department to establish standards for executive compensation applicable to participants in the CPP, regardless of when participation commenced. Thus, the newly enacted compensation-related limitations are applicable to Superior Bancorp, and, to the extent the Treasury Department may implement these restrictions unilaterally, Superior Bancorp will apply these provisions.

•	No severance payments. Under the ARRA “golden parachutes” were redefined as any payment for departure from the Company for any reason, except for payments for services performed or benefits accrued. Consequently under the ARRA Superior Bancorp is prohibited from making any severance payment to our “senior executive officers” (defined in the ARRA as the five highest paid senior executive officers) and our next five most highly compensated employees during the Covered Period).

•	Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The ARRA also contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any senior executive officers or the next 20 most highly compensated employees during the Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•	No Compensation Arrangements That Encourage Earnings Manipulation. During the Covered Period, the ARRA prohibits compensation arrangements that encourage manipulation of reported earnings to enhance the compensation of any employees.

•	Limit on Incentive Compensation. The ARRA contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any senior executive officers the Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the officer and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury Department. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•	Compensation and Human Resources Committee Functions. The ARRA requires that our Compensation Committee comprise solely independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

•	Compliance Certifications. The ARRA also requires a written certification by CEOs and CFOs of compliance with the provisions of the ARRA.

•	Treasury Department Review Excessive Bonuses Previously Paid. The ARRA directs the Secretary of the Treasury Department to review all compensation paid to our senior executive officers and our next 20 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the ARRA or were otherwise contrary to the public interest. If the Secretary of the Treasury Department makes such a finding, the Secretary of the Treasury Department is directed to negotiate with the

CPP recipient and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•	Say on Pay Vote. Under the ARRA the Securities and Exchange Commission is required to promulgate rules requiring a non-binding “say on pay” vote by the shareholders on executive compensation at the annual meeting during the Covered Period. Superior Bancorp has included such a proposal in its Proxy Statement for its upcoming 2009 annual stockholders’ meeting.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury Department, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts and NOW accounts paying less than 0.5% interest per annum through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. During the first week of December 2008, Superior Bancorp elected to participate in both guarantee programs.

Instability of Regulatory Structure

Various bills are routinely introduced in the United States Congress and state legislatures with respect to the regulation of financial institutions. Some of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us. As evidenced by the recent legislative enactments discussed above, legislative activity tends to increase during times of economic instability such as we face today.

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

Available Information

We maintain an Internet website at www.superiorbank.com. We make available free of charge through our website various reports that we file with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. From our home page at www.superiorbank.com, go to and click on “Investor Relations” and click on “SEC Filings” to access these reports. You may read and copy any document Superior Bancorp files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information about the public reference room.

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

Risks Relating To Our Business

Recent Negative Developments in the Financial Services Industry and U.S. and Global Credit Markets May Adversely Impact Our Operations and Results.  Negative developments in the latter half of 2007, throughout 2008 and into 2009 to date in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn for the remainder of 2009 and possibly beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of those same institutions. Stock prices of thrift holding companies, such as ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. Further negative developments in the financial services industry could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Federal regulation of banking industry may change significantly due to the unprecedented economic decline and conditions in the banking industry.  Banking regulations are being reexamined, and the framework of bank regulatory organizations reconsidered, in the aftermath of the recent economic decline. In addition, for those financial institutions which were eligible for participation in the Treasury Department’s CPP (as Superior Bank

was) new regulations have been promulgated addressing lending activity and compensation. The effect of these developments, including future regulatory changes, is impossible to predict.

Due to the current economic environment the United States Congress and the federal banking regulators may consider any number of proposals for increased regulation of financial institutions. We cannot predict at this time what the effect of this increased regulation would be.

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

Risks Related To an Investment in Our Common Stock

Superior Bancorp’s stock price may be volatile due to limited trading volume and general market conditions.  Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, typically under 50,000 shares per day and sometimes less. Trades involving a relatively small number of shares may have a significant effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

In addition, market fluctuations, industry factors, general economic conditions and political events, including economic slowdowns or recessions, interest rate changes or market trends, also could cause our stock price to decrease regardless of our operating results of operations. Stock prices of thrift holding companies, such as ours, have been negatively affected by the current condition of the financial markets.

Our ability to pay dividends is limited.  Our ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. Our primary source of income is the payment of dividends from Superior Bank to us. Superior Bank, in turn, is likewise subject to regulatory requirements potentially limiting its ability to pay such dividends to us and by the need to maintain sufficient capital for its operations and obligations. Further, we are obligated, subject to regulatory limitations, to make periodic distributions on our trust preferred securities, subordinated debentures and preferred stock, which reduces the income that might otherwise be available to pay dividends on our common stock. Thus, there can be no assurance that we will pay dividends to our common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance that such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.

Use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders.  When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the ownership interests of our existing stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, Superior Bancorp and Superior Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. Superior Bank owns 13 condominium units. This space includes a branch of Superior Bank, various administrative offices, operations facilities and our headquarters. Thirteen units are owned by third parties. We have leased or are pursuing the lease or sale of certain units (or parts thereof) not currently needed for our operations.

We operate through facilities at 101 locations. We own 51 of these facilities and lease 50 of these facilities. Rental expense on the leased properties totaled approximately $3.7 million in 2008.

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

Market for Common Stock

Our common stock trades on NASDAQ Global Market under the ticker symbol “SUPR.” As of December 31, 2008, there were approximately 3,169 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices:

	High	Low

2007
First Quarter	$47.48	$42.28
Second Quarter	43.96	38.56
Third Quarter	41.72	32.40
Fourth Quarter	37.40	20.00
2008
First Quarter	$24.24	$17.00
Second Quarter	22.64	8.30
Third Quarter	12.50	5.41
Fourth Quarter	9.00	2.53
2009
First Quarter (through March 12, 2009)	$4.00	$1.69

On March 12, 2009, the last reported sale price for the common stock was $2.04 per share.

Issuer Purchases of Equity Securities

As discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K, Superior Bancorp’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Superior Bancorp and the Treasury Department. Under the CPP, prior to the earlier of (i) December 5, 2011, or (ii) the date on which our Fixed Rate Cumulative Perpetual Preferred Stock, Series A is redeemed in whole or the Treasury Department has transferred all of the Series A Fixed Rate Cumulative Perpetual Preferred Stock to unaffiliated third parties, the consent of the Treasury Department is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.

Dividends

We paid dividends on our preferred stock aggregating $4.92 per preferred share in 2005. Effective June, 20, 2005, all of our preferred stock outstanding at that time was converted into common stock .

On December 5, 2008, we issued 69,000 shares of preferred stock to the United States Department of the Treasury in connection with our receipt of $69 million pursuant to the Troubled Assets Relief Program Capital Purchase Program. Dividends on this preferred stock are payable quarterly at an annual rate of five percent for the first five years and thereafter at an annual rate of nine percent.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2008, relating to our equity compensation plans pursuant to which grants of options, restricted stock units or other rights to acquire shares may be granted in the future.

	Number of		Number of Shares
	Securities	Weighted-	Remaining Available for
	to be Issued Upon	Average Exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	457,897	$27.00	217,302
Equity Compensation Plans not Approved by Security Holders (2)	391,025	33.39	53,011

Total	848,922	29.94	270,313

(1)	Excludes 78,507 shares of restricted stock granted under the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation.

(2)	Includes options covering (a) 390,735 shares issued to Messrs. Bailey, Scott and Gardner and three other management employees in connection with their employment agreements, (b) 53,011 shares reserved for issuance to other new management hires, and (c) 290 shares authorized and issued under the Commerce Bank of

Alabama Stock Option Plan, which we assumed in the merger with Commerce Bank of Alabama in November 1998. We do not intend to grant any additional options under this plan.

2008 Incentive Compensation Plan.  The purpose of the Superior Bancorp 2008 Incentive Compensation Plan is to promote the success and enhance the value of Superior Bancorp by linking the personal interests of its directors, officers and employees to those of the company’s stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to the company’s stockholders. The plan is further intended to provide flexibility to the company in its ability to motivate, attract, and retain the services of directors, officers and employees upon whose judgment, interest, and special effort the successful conduct of the company’s operation is largely dependent. The plan authorizes the grant of incentive stock options, nonqualified stock options and other awards, including stock appreciation rights, restricted stock and performance shares. The plan covers 300,000 shares of our common stock. As of December 31, 2008, the Compensation Committee has granted options to purchase 108,250 shares of our common stock which remain outstanding. Those shares may be, in whole or in part, authorized but unissued shares or issued shares that we have reacquired.

Our Compensation Committee, which administers the Superior Bancorp 2008 Incentive Compensation Plan, may grant options or other awards to employees, officers and directors of Superior Bancorp and its affiliates. The Compensation Committee, subject to the approval of the board of directors and the provisions of the plan, has full power to determine the types of awards to be granted, to select the individuals to whom awards will be granted, to fix the number of shares that each grantee may purchase, to set the terms and conditions of each award, and to determine all other matters relating to the plan.

Third Amended and Restated 1998 Stock Incentive Plan.  Superior Bancorp maintains the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, but does not intend to make any additional awards under this plan. The plan authorizes the grant of incentive stock options, nonqualified stock options and other awards, including stock appreciation rights, restricted stock and performance shares. As of December 31, 2008, the Compensation Committee has granted options to purchase 349,647 shares of our common stock which remain outstanding and restricted stock awards covering 66,183 shares of our common stock which remain outstanding.

The Commerce Bank of Alabama Stock Incentive Compensation Plan.  We assumed the Commerce Bank of Alabama Incentive Compensation Plan in our acquisition of Commerce Bank of Alabama on November 6, 1998. This plan authorized the grant of incentive and nonqualified options to purchase common stock of Superior Bancorp. As of December 31, 2008, there were options outstanding under this plan to purchase 290 shares of common stock. We have not granted and do not intend to grant any additional options under this plan.

Performance Graph

The performance graph below compares our cumulative shareholder return on our common stock over the last five fiscal years to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Financial Index. Our cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2003.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Superior Bancorp	100.00	96.82	134.24	133.41	63.18	9.32

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

SNL Southeast Thrift Index	100.00	118.21	107.57	126.43	54.44	31.00

SNL Southeast Thrift :  Includes all Major Exchange (NYSE, AMEX, NASDAQ) Thrifts in SNL’s coverage universe headquartered in AL, AR, FL, GA, MS, NC, SC, TN, VA, WV.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See “Item 8. Superior Bancorp and Subsidiaries Consolidated Financial Statements.”

	As of and For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)

Selected Statement of Financial Condition Data:
Total assets	$3,052,701	$2,885,425	$2,440,990	$1,415,469	$1,423,128
Loans, net of unearned income	2,314,921	2,017,011	1,639,528	963,253	934,868
Allowance for loan losses	28,850	22,868	18,892	12,011	12,543
Investment securities	347,142	361,171	354,716	242,595	288,308
Deposits	2,342,988	2,200,611	1,870,841	1,043,695	1,067,206
Advances from FHLB and other borrowings	361,324	222,828	211,255	214,496	205,546
Notes payable	7,000	9,500	5,545	3,755	3,965
Subordinated debentures	60,884	53,744	44,006	31,959	31,959
Stockholders’ equity	251,239	350,042	276,087	105,065	100,539
Selected Statement of Operations Data:
Interest income	$167,888	$171,929	$108,777	$77,280	$66,160
Interest expense	84,603	96,767	61,383	38,255	28,123

Net interest income	83,285	75,162	47,394	39,025	38,037
Provision for loan losses	13,112	4,541	2,500	3,500	975
Noninterest income	16,767	19,357	11,811	9,583	10,527
Insurance proceeds	—	—	—	5,114	—
Management separation costs	—	—	265	15,467	—
Goodwill impairment charge	160,306	—	—	—	—
Noninterest expense	94,372	78,223	49,520	45,153	47,198

(Loss) income before income taxes (benefit)	(167,738)	11,755	6,920	(10,398)	391
Income tax (benefit) expense	(4,588)	4,134	1,923	(4,612)	(796)

Net (loss) income	(163,150)	7,621	4,997	(5,786)	1,187
Preferred stock dividends	311	—	—	305	446
Effect of early conversion of preferred stock	—	—	—	2,006	—

Net (loss) income applicable to common stockholders	$(163,461)	$7,621	$4,997	$(8,097)	$741

Per Share Data:(8)
Net (loss) income — basic	$(16.31)	$0.82	$0.85	$(1.69)	$0.17
— diluted(1)	(16.31)	0.82	0.83	(1.69)	0.17
Weighted average shares outstanding — basic	10,021	9,244	5,852	4,789	4,396
Weighted average shares outstanding — diluted(1)	10,021	9,333	6,008	4,789	4,396
Common book value at period end	$17.83	$34.91	$31.87	$20.83	$21.24
Tangible book value per share	15.74	16.21	16.92	18.44	18.48
Preferred shares outstanding at period end	69	—	—	—	62
Common shares outstanding at period end	10,075	10,027	8,663	5,043	4,438
Performance Ratios and Other Data:
Return on average assets	(5.42)%	0.29%	0.30%	(0.41)%	0.09%
Return on average tangible assets	(5.78)	0.31	0.30	N/A	N/A
Return on average stockholders’ equity	(46.58)	2.47	3.55	(5.68)	1.18
Return on average tangible equity	(99.05)	4.91	4.89	N/A	N/A
Net interest margin(2)(3)	3.27	3.37	3.17	3.14	3.31
Net interest spread(3)(4)	3.06	3.04	2.93	3.00	3.20
Noninterest income to average assets(5)	0.70	0.67	0.66	0.77	0.82
Noninterest expense to average assets(6)	2.99	2.83	2.84	3.14	3.52
Efficiency ratio(7)	85.67	79.48	81.46	87.99	91.72
Average loan to average deposit ratio	97.50	92.80	93.12	88.82	92.16
Average interest-earning assets to average interest bearing liabilities	106.38	107.54	106.01	104.58	104.88
Assets Quality Ratios:
Allowance for loan losses to nonperforming loans	44.12%	90.31%	219.88%	252.76%	169.36%
Allowance for loan losses to loans, net of unearned income	1.25	1.13	1.15	1.25	1.34
Nonperforming assets (“NPAs”) to loans plus NPAs, net of unearned income	3.67	1.47	0.63	0.68	1.32
NPAs to total assets	2.81	1.03	0.43	0.47	0.87
Net loan charge-offs to average loans	0.33	0.24	0.20	0.43	1.52
Net loan charge-offs as a percentage of:
Provision for loan losses	54.38	94.30	92.64	115.20	1,395.49
Allowance for loan losses	24.71	18.72	12.26	33.57	108.47

(1)-	Common stock equivalents of 65,226, 250,500 and 193,750 shares were not included in computing diluted earnings per share for the twelve-month periods ended December 31, 2008, 2005 and 2004, respectively, because their effects were antidilutive.

(2)-	Net interest income divided by average earning assets.

(3)-	Calculated on a taxable equivalent basis.

(4)-	Yield on average interest-earning assets less rate on average interest-bearing liabilities.

(5)-	Noninterest income has been adjusted for changes in fair value of derivatives, investment security gains(losses), and gain on extinguishment of liabilities.

(6)-	Noninterest expense has been adjusted for core deposit intangible (CDI) amortization, extinguishment of debt, termination of ESOP, merger-related costs, management separation costs, goodwill impairment charge, losses on other real estate and the loss on sale of assets.

(7)-	Efficiency ratio is calculated by dividing noninterest expense (adjusted for CDI amortization, merger-related costs, extinguishment of debt, termination of ESOP, goodwill impairment charge, losses on other real estate and the loss on sale of assets) by noninterest income (adjusted for changes in fair values of derivatives, investment security gains (losses), plus net interest income on a fully tax equivalent basis, and gain on extinguishment of liabilities).

(8)-	Per-share data for all previous periods presented have been retroactively restated to reflect a 1-for-4 reverse stock split effective April 28, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

Overview

Our principal subsidiary is Superior Bank (the “Bank”), which has since November 1, 2005, been chartered as a federal savings bank. Prior to that date, Superior Bank operated as an Alabama state bank. The Bank is headquartered in Birmingham, Alabama and operates 77 banking offices in Florida and Alabama. The Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in North Alabama. We had assets of approximately $3.053 billion, loans of approximately $2.315 billion, deposits of approximately $2.343 billion and stockholders’ equity of approximately $251 million at December 31, 2008. Our primary source of revenue is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by the provision for loan losses and other noninterest expenses, such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue, such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence.

The U.S. economy is in a severe recession. Our focus has been on maintenance of credit quality under challenging conditions, positioning our company to take advantage of the disruption in the banking industry, and serving our customer base well so that we can deliver long-term shareholder value as the national economy recovers. However, the effects of this recession have produced declining valuations within our investment securities and loan portfolios. In addition, our goodwill impairment testing resulted in a $160 million non-cash charge during the fourth quarter of 2008.

As a result of the above, we reported a net loss of $163.2 million, or $16.31 per common share in 2008. Included in this net loss is the $160 million goodwill impairment charge and a $6.3 million non-cash after-tax other-than-temporary impairment charge on Fannie Mae and Freddie Mac preferred stock and certain mortgage-backed securities. Our earnings were also negatively impacted by a significantly higher provision for loan losses and lower net interest margin, offset somewhat by an increase in other noninterest income, such as service charges on customer deposits and mortgage banking income.

Our operating earnings, excluding goodwill charges and other-than-temporary impairment (“OTTI”) charges, were $2.2 million, or $0.22 per share. We believe that this data represents our current earning capacity without giving effect to non-cash charges, and we are providing this data because we believe that it may be helpful to shareholders in analyzing our performance. In deriving this estimate of current earnings capacity, we have excluded goodwill charges of $160 million, or $15.90 per share, and OTTI charges of $6.3 million, or $0.63 per share. All amounts are presented on an after-tax basis. Goodwill impairment charges and OTTI are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). We believe the exclusion of goodwill impairment charges and OTTI in expressing operating earnings and “operating earnings per common share” provides a meaningful basis for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of our business, because management does not consider goodwill impairment charges and OTTI to be relevant to ongoing operating results. Management and the Board of Directors utilize these non-GAAP financial measure to analyze our performance and compare our operating results with other institutions.

Subsequent to the year ended December 31, 2008, and as part of the Presidential administration’s response to the economic recession and conditions in the banking industry, several initiatives have been announced that will affect our operations. They include a special assessment to restore the FDIC insurance fund (which may be part of a series of special assessments, or alternatively, of higher premiums) and a federal program to subsidize mortgage restructurings that involve concessions from lenders. Both initiatives will negatively affect our results, but due to the preliminary nature of both, it is not possible to quantify the impact of either. Furthermore, it is probable that similar initiatives may be announced in the future.

During 2008, our net interest income increased by 10.8%, primarily due to an increase in the volume of average interest-earning assets. The increase in our interest-earning assets resulted primarily from an overall increase in the average volume of our loan portfolio. Our average loans during 2008 increased $334 million, or 18%, over 2007. Loan growth occurred across all of our Alabama and Florida markets, with primary expansion occurring in the commercial, mortgage and commercial real estate sectors of our loan portfolio. In addition, we purchased a pool of seasoned residential mortgage loans with a balance of approximately $52 million during the second quarter of 2008.

Service charges and fees were up 16.8% in 2008 from 2007 due to an increase in our customer base and adjustments to our fee structures consistent with market rates. Mortgage banking income increased 2.9% in 2008 due to an increase in the volume of mortgage loan originations throughout the year.

Total noninterest expenses, excluding goodwill impairment, increased from 2007 to 2008 primarily due to our branch expansion, which resulted in higher personnel costs and occupancy expenses. All other noninterest expenses remained relatively stable in 2008 compared to 2007.

Our nonperforming assets increased during 2008 as a result of weaknesses in the residential construction and mortgage loan portfolios. We have increased our allocation of allowance for loan losses related to these sectors of our loan portfolio and have taken a proactive approach to monitor these loans. We will continue to maintain an active role in the management of these credits to minimize loss. As with the first year of any credit cycle, nonperforming loans, past due loans and charged-off loans will increase. The level of deterioration is dependent on the quality of loan underwriting and risk pricing used during the loan’s origination several years ago. If underwriting and pricing are done properly, the effect of any deterioration in credit will be reduced. The Bank is fortunate to have senior bankers who have experienced several previous challenging credit cycles.

Non-performing assets, including non-accrual loans, loans past due 90 days and accruing, and foreclosed assets (collectively “NPAs”), were relatively stable for the fourth quarter, declining to $85.7 million, or 3.67% of loans and other real estate owned at December 31, 2008, from $86.3 million, or 3.85%, at September 30, 2008 and increasing from $29.7 million, or 1.47%, at December 31, 2007, which is in line with management’s expectations. Of these NPAs, $40.6 million are in the Alabama Region and $45.1 million are in the Florida Region.

Loans in the 30-89 days past due (DPD) category increased modestly to 1.05% of total loans at December 31, 2008 from 0.86% of total loans at September 30, 2008. Past-due loans that were 90 DPD and still accruing decreased during the fourth quarter, moving to 0.35% at December 31, 2008 from 0.37% as of September 30, 2008. Loans in this category are included in NPAs.

As 2008 progressed, we increased our provision for loan losses and our allowance for loan losses as it became clear that the economy was showing signs of deterioration. The provision for loan losses was $13.1 million for the year ended December 31, 2008, an increase of $8.6 million, or 188.7%, from $4.5 million the year ended December 31, 2007. In 2008, we had net charged-off loans totaling $7.1 million, compared to net charged-off loans of $4.3 million in the year ended December 31, 2007. The annualized ratio of net charged-off loans to average loans was 0.33% for the year ended December 31, 2008, compared to 0.24% for the year ended December 31, 2007. The allowance for loan losses totaled $28.9 million, or 1.25% of loans, net of unearned income, at December 31, 2008, compared to $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007. Management reviews the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents the amount determined by management to be necessary to maintain the allowance for loan losses at a level capable of absorbing inherent losses in the loan portfolio. (See “Critical Accounting Estimates” below.)

As of December 31, 2008 the Bank was considered “well capitalized” with a 12.15% total risk-based capital ratio. We took the opportunity to raise additional capital through a $10 million privately-placed debt offering in late September, 2008. In addition, we received $69 million of additional capital from the U.S. Treasury Troubled Asset Relief Program (“TARP”) through the sale of preferred stock and warrants in December, 2008. We believe that the additional capital thus raised will allow us to continue substantial customer and balance sheet growth for the foreseeable future.

Critical Accounting Estimates

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States and to general banking practices. Our most significant estimates and assumptions are related primarily to our allowance for loan losses, income taxes, fair value measurements and goodwill impairment and are summarized in the following discussion and in the notes to the consolidated financial statements.

Allowance for Loan Losses

Management’s determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures discussed in the section “Financial Condition — Allowance for Loan Losses”, requires the use of judgments and estimates that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for loan losses to be increased or decreased in future periods. In addition, our regulators, as part of their examination process, may require that additions or reductions be made to the allowance for loan losses based on their judgments and estimates.

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

Intangible and Long-lived Assets

Intangible assets include primarily goodwill, which is the excess of cost over the fair value of net assets of acquired businesses (see Note 2 to the Consolidated Financial Statements), and core deposit intangible assets, which are amounts recorded related to the value of acquired non-maturity deposits. Core deposit intangibles are amortized over their expected useful lives.

Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

For purposes of testing goodwill for impairment, management uses both the income and market approaches to value its reporting units. The income approach quantifies the present value of future economic benefits by the “capitalizing of benefits” method or the “discounted cash flow” (“DCF”) method. In estimating the fair value of our reporting units under the income approach model, management used the DCF method, which relies on a forecast of growth and earnings over a period of time and includes a measure of cash flow based on projected earnings and projected dividends, or dividend-paying capacity, in addition to an estimate of a residual value. The projected future cash flows are discounted using a discount rate determined under a build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

Management uses the “guideline company transaction” method to apply the market approach. Management selected a group of comparable transactions that it believes would likely reference comparable transactions pricing when making a decision to purchase the applicable reporting unit. An estimate of value can be determined by comparing the financial condition of the subject reporting unit against the financial characteristics and pricing information of the comparable companies.

A critical assumption used in estimating the fair value of our reporting units is the discount rate which can change as the business environment changes. A decrease in the discount rate by one percentage point results in a $32 million increase in the estimated fair value of our reporting units. An increase of one percentage point results in a decrease of $24 million in the fair value of all our reporting units. See “Note 1 — Summary of Significant Accounting Policies — Intangible Assets” to our consolidated financial statements for additional information.

Management tested goodwill for impairment during the fourth quarter of 2008 and recorded a $160 million impairment charge for that quarter representing all of the goodwill intangible asset. The primary cause of the goodwill impairment within our reporting units was the significant decline in the estimated fair value of the units as a result of increases in nonperforming loans, overall decline in our market capitalization and compression of the net interest margin, all resulting from the economic crisis and its effect on financial institutions which occured during the fourth quarter.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, core deposit intangibles, net property and equipment and other real estate, which primarily represents collateral that is received through troubled loans. We do not expect that the adoption of SFAS 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

In accordance with the provisions of SFAS 157, we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exist, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At December 31, 2008 we had $66.3 million, or 15.8% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown below, available-for-sale securities with a carrying value of $26 million at January 1, 2008 were transferred during the third quarter of 2008 from the Level 2 classification into the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of bank and pooled trust preferred securities and have a fair value of $18.5 million at December 31, 2008. As the market for these securities became less active and pricing less reliable, management determined that these securities should be transferred to the Level 3 category as management’s estimates and projections had to rely more on it’s interpretations of available market data. The remaining Level 3 assets totaling $47.8 are loans which have been impaired under SFAS 114 and are valued on a nonrecurring basis based on the underlying collateral.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$347,142	$164	$328,481	$18,497
Derivative assets	1,427	—	1,427	—

Total recurring basis measured assets	$348,569	$164	$329,908	$18,497

Derivative liabilities	$1,534	$—	$1,534	$—

Total recurring basis measured liabilities	$1,534	$—	$1,534	$—

Valuation Techniques — Recurring Basis

Securities Available for Sale.  When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, we obtain fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily bank and pooled trust preferred securities.

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

Changes in Level 3 fair value measurements.  The table below includes a roll-forward of the consolidated statement of financial condition amounts for the year ended December 31, 2008, for changes in fair value of financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

Available for
Sale Securities
(In thousands)

Balance at January 1, 2008 (date of adoption)	$—
Transfer into Level 3 during third quarter 2008	25,956
Total net losses for the year-to-date included in other comprehensive loss	(7,459)

Balance at December 31, 2008	$18,497

Net realized losses included in net loss for the year-to-date relating to Level 3 assets held at December 31, 2008	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices
		in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Mortgage loans held for sale	$22,040	$—	$22,040	$—
Impaired loans, net of specific allowance	47,774	—	—	47,774

Total nonrecurring basis measured assets	$69,814	$—	$22,040	$47,774

Valuation Techniques — Nonrecurring Basis

Mortgage Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Impaired Loans.  Impaired loans are evaluated and valued, at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets, including equipment. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by our management. The value of business equipment is based on an appraisal by qualified licensed appraisers approved and hired by our management, if significant. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Results of Operations

Year ended December 31, 2008, compared with year ended December 31, 2007

Earnings.  The following table presents key earnings data for the periods indicated:

	Three Months		Year
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

Superior Bancorp and Subsidiaries
Net (loss) income	$(158,179)	$1,904	$(163,150)	$7,621
Net (loss) income per common share (diluted)	(15.80)	0.19	(16.31)	0.82
Net interest margin	3.29%	3.20%	3.27%	3.37%
Net interest spread	3.12	2.88	3.06	3.04
Return on average assets	NCM	0.26	(5.42)	0.29
Return on average stockholders’ equity	NCM	2.16	(46.58)	2.47
Return on average tangible equity	NCM	4.66	(99.05)	4.91
Common book value per share	$17.83	$34.91	$17.83	$34.91
Tangible book value per share	15.74	16.21	15.74	16.21

NCM-Not considered meaningful.

We reported a net loss for 2008 primarily as a result of the $160 million goodwill impairment charge and $6.3 million non-cash after- tax other-than-temporary impairment charge on Fannie Mae and Freddie Mac preferred stock and certain mortgage-backed securities. Our earnings were also negatively impacted by a significantly higher provision for loan losses and lower net interest margin, offset somewhat by an increase in other noninterest income such as service charges on customer deposits and mortgage banking income.

Net Interest Income.  The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings (See “Market Risk” section for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Fourth Quarter			Year Ended December 31,
	2008 vs. 2007			2008 vs. 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans, net of unearned income	$217,863	$(4,215)	(1.49)%	$333,746	(3,281)	(1.41)%
Investment securities
Taxable	(38,187)	(361)	0.20	(23,110)	(864)	0.11
Tax-exempt	5,776	108	0.17	18,595	1,242	0.19

Total investment securities	(32,411)	(253)	0.23	(4,515)	378	0.17
Federal funds sold	(4,208)	(89)	(3.79)	(3,929)	(349)	(2.83)
Other investments	10,414	(101)	(1.58)	5,025	(366)	(1.28)

Total interest -earning assets	$191,658	(4,658)	(1.21)	$330,327	(3,618)	(1.12)

Interest-bearing liabilities:
Demand deposits	$(34,149)	(3,098)	(1.84)	$69,675	(6,086)	(1.35)
Savings deposits	119,548	799	0.39	70,993	1,913	0.64
Time deposits	(5,328)	(4,276)	(1.30)	78,530	(7,089)	(0.87)
Other borrowings	126,849	(330)	(1.88)	106,796	(867)	(1.80)
Subordinated debentures	7,120	141	0.02	7,179	(35)	(1.15)

Total interest-bearing liabilities	$214,040	(6,764)	(1.45)	$333,173	(12,164)	(1.14)

Net interest income/net interest spread		2,106	0.24%		8,546	(0.02)%

Net yield on earning assets			0.09%			(0.10)%

Taxable equivalent adjustment:
Investment securities		36			423

Net interest income		$2,070			8,123

The following table depicts, on a taxable equivalent basis, certain information for the fourth quarters of 2008 and 2007 related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended December 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$2,263,676	$36,445	6.40%	$2,045,813	$40,660	7.89%
Investment securities
Taxable	293,409	4,008	5.43	331,596	4,369	5.23
Tax-exempt(2)	39,223	645	6.54	33,447	537	6.37

Total investment securities	332,632	4,653	5.56	365,043	4,906	5.33
Federal funds sold	4,292	8	0.74	8,500	97	4.53
Other investments	59,214	539	3.62	48,800	640	5.20

Total interest-earning assets	2,659,814	41,645	6.23	2,468,156	46,303	7.44
Noninterest-earning assets:
Cash and due from banks	61,967			48,618
Premises and equipment	104,341			99,190
Accrued interest and other assets	298,477			290,894
Allowance for loan losses	(27,845)			(22,095)

Total assets	$3,096,754			$2,884,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$601,222	$2,559	1.69%	$635,371	$5,657	3.53%
Savings deposits	179,494	1,113	2.47	59,946	314	2.08
Time deposits	1,273,648	11,761	3.67	1,278,976	16,037	4.97
Other borrowings	397,657	3,006	3.01	270,808	3,336	4.89
Subordinated debentures	60,919	1,207	7.88	53,799	1,066	7.86

Total interest-bearing liabilities	2,512,940	19,646	3.11	2,298,900	26,410	4.56
Noninterest-bearing liabilities:
Demand deposits	218,685			206,977
Accrued interest and other liabilities	15,222			29,834
Stockholders’ equity	349,907			349,052

Total liabilities and stockholders’ equity	$3,096,754			$2,884,763

Net interest income/net interest spread		21,999	3.12%		19,893	2.88%

Net yield on earning assets			3.29%			3.20%

Taxable equivalent adjustment:
Investment securities(2)		219			183

Net interest income		$21,780			$19,710

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the fourth quarters of 2008 and 2007:

	Three Months Ended December 31,
	2008 vs. 2007(1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(4,215)	$(8,221)	$4,006
Interest on securities:
Taxable	(361)	160	(521)
Tax-exempt	108	14	94
Interest on federal funds	(89)	(56)	(33)
Interest on other investments	(101)	(219)	118

Total interest income	(4,658)	(8,322)	3,664

Expense from interest-bearing liabilities:
Interest on demand deposits	(3,098)	(2,808)	(290)
Interest on savings deposits	799	69	730
Interest on time deposits	(4,276)	(4,209)	(67)
Interest on other borrowings	(330)	(1,554)	1,224
Interest on subordinated debentures	141	3	138

Total interest expense	(6,764)	(8,499)	1,735

Net interest income	$2,106	$177	$1,929

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following tables depict, on a taxable equivalent basis, certain information for each of the three years in the period ended December 31, 2008 related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Year Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
				(Dollars in thousands)

	ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$2,172,775	$147,162	6.77%	$1,839,029	$150,443	8.18%	$1,176,844	$92,659	7.87%
Investment securities:
Taxable	305,783	16,310	5.33	328,893	17,174	5.22	264,031	12,994	4.92
Tax-exempt(2)	40,263	2,601	6.46	21,668	1,359	6.27	10,093	589	5.84

Total investment securities	346,046	18,911	5.46	350,561	18,533	5.29	274,124	13,583	4.96
Federal funds sold	5,047	122	2.42	8,975	471	5.25	11,102	570	5.13
Other investments	52,637	2,578	4.90	47,612	2,944	6.18	37,227	2,165	5.82

Total interest-earning assets	2,576,505	168,773	6.55	2,246,177	172,391	7.67	1,499,297	108,977	7.27
Noninterest-earning assets:
Cash and due from banks	61,208			45,142			32,730
Premises and equipment	103,614			95,289			64,378
Accrued interest and other assets	294,245			254,785			100,514
Allowance for loan losses	(25,527)			(20,431)			(13,594)

Total assets	$3,010,045			$2,620,962			$1,683,325

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$637,800	$14,705	2.31%	$568,125	$20,791	3.66%	$359,262	$11,857	3.30%
Savings deposits	121,645	2,731	2.25	50,652	819	1.61	27,968	177	0.63
Time deposits	1,250,472	50,969	4.08	1,171,942	58,057	4.95	764,787	34,477	4.51
Other borrowings	356,239	12,104	3.40	249,443	12,971	5.20	228,631	11,603	5.07
Subordinated debentures	55,736	4,094	7.35	48,557	4,129	8.50	33,642	3,269	9.72

Total interest-bearing liabilities	2,421,892	84,603	3.49	2,088,719	96,767	4.63	1,414,290	61,383	4.34
Noninterest-bearing liabilities:
Demand deposits	218,486			191,066			111,757
Accrued interest and other liabilities	19,438			32,905			16,451

Total liabilities	2,659,816			2,312,690			1,542,498
Stockholders’ equity	350,229			308,272			140,827

Total liabilities and stockholders’ equity	$3,010,045			$2,620,962			$1,683,325

Net interest income/net interest spread		84,170	3.06%		75,624	3.04%		47,594	2.93%

Net yield on earning assets			3.27%			3.37%			3.17%

Taxable equivalent adjustment:
Investment securities(2)		885			462			200

Net interest income		$83,285			$75,162			$47,394

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34 percent.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2008 and 2007.

	Year Ended December 31,(1)
	2008 vs. 2007			2007 vs. 2006
	Increase	Changes Due to		Increase	Changes Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
			(Dollars in thousands)

Income from earning assets:
Interest and fees on loans	$(3,281)	$(28,269)	$24,988	$57,784	$3,780	$54,004
Interest on securities:
Taxable	(864)	359	(1,223)	4,180	831	3,349
Tax-exempt	1,242	42	1,200	770	46	724
Interest on federal funds	(349)	(193)	(156)	(99)	13	(112)
Interest on other investments	(366)	(655)	289	779	141	638

Total interest income	(3,618)	(28,716)	25,098	63,414	4,811	58,603

Expense from interest-bearing liabilities:
Interest on demand deposits	(6,086)	(8,405)	2,319	8,934	1,412	7,522
Interest on savings deposits	1,913	423	1,490	641	421	220
Interest on time deposits	(7,089)	(10,777)	3,688	23,581	3,651	19,930
Interest on other borrowings	(867)	(5,367)	4,500	1,368	301	1,067
Interest on subordinated debentures	(35)	(601)	566	860	(450)	1,310

Total interest expense	(12,164)	(24,727)	12,563	35,384	5,335	30,049

Net interest income	$8,546	$(3,989)	$12,535	$28,030	$(524)	$28,554

(1)	The changes in net interest income due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses and 2008 Loan Charge-offs.  The provision for loan losses was $13.1 million for the year ended December 31, 2008, an increase of $8.6 million, or 188.7%, from $4.5 million the year ended December 31, 2007. In 2008, we had net charged-off loans totaling $7.1 million, compared to net charged-off loans of $4.3 million in the year ended December 31, 2007. The annualized ratio of net charged-off loans to average loans was 0.33% for the year ended December 31, 2008, compared to 0.24% for year ended December 31, 2007. The allowance for loan losses totaled $28.9 million, or 1.25% of loans, net of unearned income, at December 31, 2008, compared to $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007.

As 2008 progressed, we increased our provision for loan losses and our allowance for loan losses as it became clear that the economy was showing signs of deterioration. The following table shows the quarterly provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio during the year:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Beginning allowance of loan losses	$22,868	$23,273	$27,242	$27,670
Provision for loan losses	1,872	5,967	2,305	2,969
Total charge-offs	1,745	2,482	2,247	1,971
Total recoveries	(278)	(485)	(370)	(182)

Net charge-offs	1,467	1,997	1,877	1,789

Ending allowance of loan losses	$23,273	$27,243	$27,670	$28,850

Total loans, net of unearned income	$2,066,192	$2,148,750	$2,219,041	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.13%	1.27%	1.25%	1.25%

See “Financial Condition — Allowance for Loan Losses” for additional discussion

Noninterest income.  Noninterest income decreased $1.4 million and $2.6 million, or 24.7% and 13.4%, to $4.4 million and $16.8 million for the fourth quarter and year ended December 31, 2008, respectively, from $5.8 million and $19.4 million for the fourth quarter and year ended December 31, 2007, respectively. The components of noninterest income for the fourth quarters and years ended December 31, 2008 and 2007 consisted of the following:

	Three Months Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$2,574	$2,183	17.91%
Mortgage banking income	855	808	5.82
Investment securities (losses) gains(1)	(1,381)	66	NA
Change in fair value of derivatives	467	1,141	(59.07)
Increase in cash surrender value of life insurance	585	514	13.81
Other noninterest income	1,274	1,096	16.24

Total	$4,374	$5,808	(24.69)%

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$9,295	$7,957	16.82%
Mortgage banking income	3,972	3,860	2.90
Investment securities (losses) gains(1)	(8,453)	308	NA
Change in fair value of derivatives	1,240	1,310	5.34
Increase in cash surrender value of life insurance	2,274	1,895	20.00
Gain on extinguishment of liabilities	2,918	—	NA
Other noninterest income	5,521	4,027	37.10

Total	$16,767	$19,357	(13.38)%

(1)	Includes a non-cash other-than-temporary impairment charge. See “Financial Condition — Investment Securities”

The increase in service charges and fees on deposits is primarily attributable to an increased customer base resulting from our acquisitions and new branch locations The increase in mortgage banking income during 2008 is the result of an increase in the volume of originations. The increase in other noninterest income is primarily due to increases in brokerage commissions and ATM network fees. The increase in brokerage commissions is the result of increased volume in our investment subsidiary, and the increase in ATM network fees is the result of increased volume related to new customers and additional ATM locations acquired through acquisitions or new branch locations.

During the second quarter of 2008, we recognized two separate gains from the extinguishment of approximately $5.8 million in liabilities. The first gain related to a settlement of a retirement agreement with a previous executive officer under which we had a remaining unfunded obligation to pay approximately $6.2 million in benefits over a 17-year period. This obligation was settled through a cash payment of $3.0 million with a recognized pre-tax gain of $574,000. The second gain related to a forfeiture of benefits owed to a former executive officer under the Community Bancshares, Inc. Benefit Restoration Plan (see Note 20 to the consolidated financial statements) and resulted in a pre-tax gain of $2.3 million.

Noninterest expenses.  Noninterest expenses increased $4.1 million, exclusive of the $160 million goodwill impairment charge, or 19.6%, to $24.9 million for the fourth quarter of 2008 from $20.8 million for the fourth quarter of 2007. This increase is primarily due to our opening of new branch locations, which contributed to increases in personnel, occupancy cost, and equipment expense. An additional large increase was recorded in insurance expense ($0.4 million, or 64%) as the full impact of FDIC premium expense was realized due to the exhaustion of previous premium rebates. The FDIC has proposed an emergency special assessment of up to 20 basis points on all insured depository institutions as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points at the end of any calendar quarter. A significant increase in Deposit Insurance Fund insurance premiums would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future. Noninterest expenses included the following for the fourth quarters of 2008 and 2007:

	Three Months Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$13,094	$11,357	15.29%
Occupancy, furniture and equipment expense	4,583	3,742	22.47
Amortization of core deposit intangibles	896	588	52.38
Merger-related costs	—	108	NA
Professional fees	745	720	3.36
Goodwill impairment charge	160,306	—	NA
Insurance expense	1,048	638	64.26
Postage, stationery and supplies	559	570	(1.97)
Communications expense	549	538	2.05
Advertising expense	666	638	4.42
Other operating expense	2,787	1,951	42.88

Total	$185,233	$20,850	331.30%

Noninterest expenses increased $16.1 million, exclusive of the $160 million goodwill impairment charge, or 20.6%, to $94.3 million for the year ended December 31, 2008 from $78.2 million for the year ended December 31, 2007. This increase is primarily due to the opening of new branch locations, which contributed to increases in personnel, occupancy cost, and equipment. Noninterest expenses included the following for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$49,672	$42,316	17.38%
Occupancy, furniture and equipment expense	17,197	13,391	28.42
Amortization of core deposit Intangibles	3,585	1,691	112.00
Loss on extinguishment of debt	—	1,469	NA
Merger-related costs	118	639	(81.53)
Loss on termination of ESOP	—	158	NA
Professional fees	2,637	2,269	16.21
Goodwill impairment charge	160,306	—	NA
Insurance expense	3,486	2,189	59.28
Postage, stationery and supplies	2,114	2,252	(6.15)
Communications expense	2,203	2,007	9.75
Advertising expense	2,977	2,397	24.18
Other operating expense	10,383	7,445	39.48

Total	$254,678	$78,223	103.74%

Income tax expense.  We recognized income tax (benefit) expense of $(3.9) million and $(4.6) million for the fourth quarter of 2008 and year ended December 31, 2008, respectively, compared to $1.1 million and $4.1 million for the fourth quarter of 2007 and year ended December 31, 2007, respectively. The difference between the effective tax rates in 2008 and 2007 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% is primarily due to the goodwill impairment charge (2008), certain tax-exempt income from investments and insurance policies.

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

Balance at January 1, 2008	$459,000
Additions based upon tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(123,000)
Settlements	—

Balance at December 31, 2008 (see below — settled in first quarter of 2009)	$336,000

We are subject to U.S. federal income tax as well as to Alabama and Florida income taxes. We have concluded all U.S. federal income tax matters for years through 2004, including acquisitions.

All state income tax matters have been concluded for years through 2004 except that we had certain notices of proposed adjustments relating to state taxes due for the years 2002, 2003, 2005, 2006 and 2007 relating to income apportionment of a subsidiary. During the first quarter of 2009, management settled these matters for $800,000 which had been estimated and accrued through December 31, 2008; therefore there will be no effect on our reported earnings for 2008 or subsequent periods.. The reduction in the unrecognized tax benefit above was the result of the expiration of a three-year statue of limitations on the 2004 taxable year.

Our net deferred tax assets increased $11.4 million to $32.3 million as of December 31, 2008 from $20.9 million at December 31, 2007 which is primarily due to an increase in our gross deferred tax assets related to the other-than-temporary impairment and other unrealized losses on our investment securities portfolio and our provision for loan losses (see Note 14 to the consolidated financial statements).

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

Year Ended December 31, 2007, Compared with Year Ended December 31, 2006

Earnings.  Net income decreased $155,000, or 7.6%, to $1.90 million for the three months ended December 31, 2007 (fourth quarter of 2007), from $2.06 million for the three months ended December 31, 2006 (fourth quarter of 2006). Net income increased $2.62 million, or 52.5%, to $7.62 million for the year ended December 31, 2007, from $5.0 million for the year ended December 31, 2006. The following table presents key earnings data for the -periods indicated:

	Three Months		Year
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Superior Bancorp and Subsidiaries
Net income	$1,904	$2,059	$7,621	$4,997
Net income per common share (diluted)	0.19	0.24	0.82	0.83
Net interest margin	3.20%	3.34%	3.37%	3.17%
Net interest spread	2.88	3.01	3.04	2.93
Return on average assets	0.26	0.37	0.29	0.30
Return on average stockholders’ equity	2.16	3.71	2.47	3.55
Return on average tangible equity	4.66	6.52	4.91	4.89
Book value per share	$34.91	$31.87	$34.91	$31.87
Tangible book value per share	16.21	16.92	16.21	16.92

Net income decreased during the fourth quarter of 2007 compared to 2006. This decrease is primarily attributable to an increase in the provision for loan losses. The increase in our net income during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily the result of an increase in net interest income and noninterest income offset by an increase in noninterest expenses. The increase in each of these components is primarily attributable to our de novo branch strategy and our acquisitions of People’s in the third quarter of 2007, and Kensington and Community in the third and fourth quarters, respectively, of 2006.

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

The following table depicts, on a taxable equivalent basis, certain information for the fourth quarters of 2007 and 2006 related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

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

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the fourth quarter and year 2007:

	Three Months Ended December 31,
	2007 vs. 2006(1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$9,978	$(856)	$10,834
Interest on securities:
Taxable	131	197	(66)
Tax-exempt	361	18	344
Interest on federal funds	(244)	(33)	(211)
Interest on other investments	(106)	(133)	27

Total interest income	10,120	(807)	10,928

Expense from interest-bearing liabilities:
Interest on demand deposits	1,769	57	1,712
Interest on savings deposits	187	150	37
Interest on time deposits	4,374	908	3,466
Interest on other borrowings	(55)	(271)	216
Interest on subordinated debentures	135	(266)	401

Total interest expense	6,410	578	5,832

Net interest income	$3,710	$(1,385)	$5,096

	Twelve Months Ended December 31,
	2007 vs. 2006(1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$57,784	$3,780	$54,004
Interest on securities:
Taxable	4,180	831	3,349
Tax-exempt	770	46	724
Interest on federal funds	(99)	13	(112)
Interest on other investments	779	141	638

Total interest income	63,414	4,811	58,603

Expense from interest-bearing liabilities:
Interest on demand deposits	8,934	1,412	7,522
Interest on savings deposits	641	421	220
Interest on time deposits	23,581	3,651	19,930
Interest on other borrowings	1,368	301	1,067
Interest on subordinated debentures	860	(450)	1,310

Total interest expense	35,384	5,335	30,049

Net interest income	$28,030	$(524)	$28,554

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses.  The provision for loan losses was $1.7 million for the fourth quarter of 2007, an increase of $1.0 million, or 154.9%, from $650,000 in the fourth quarter of 2006. The provision for loan losses was $4.5 million for the year ended December 31, 2007, an increase of $2.0 million, or 81.6%, from $2.5 million the year ended December 31, 2006. During the fourth quarter and year ended December 31, 2007, we had net charged-off loans totaling $1.7 million and $4.3 million, respectively, compared to net charged-off loans of $662,000 and $2.3 million in the fourth quarter and year ended December 31, 2006, respectively. The annualized ratio of net charged-off loans to average loans was 0.33% and 0.24% for the fourth quarter of 2007 and year ended December 31, 2007, compared to 0.18% and 0.20% for the fourth quarter of 2006 and year ended December 31, 2006. The allowance for loan losses totaled $22.9 million, or 1.13% of loans, net of unearned income, at December 31, 2007, compared to $18.9 million, or 1.15% of loans, net of unearned income, at December 31, 2006. See “Financial Condition — Allowance for Loan Losses” for additional discussion.

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

	Three Months Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$2,183	$1,530	42.68%
Mortgage banking income	808	839	(3.69)
Investment securities gains	66	—	NA
Change in fair value of derivatives	1,141	331	244.71
Increase in cash surrender value of life insurance	514	357	43.98
Other noninterest income	1,096	549	99.64

Total	$5,808	$3,606	61.06%

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$7,957	$4,915	61.89%
Mortgage banking income	3,860	2,997	28.80
Investment securities gains	308	—	NA
Change in fair value of derivatives	1,310	374	250.27
Increase in cash surrender value of life insurance	1,895	1,580	19.94
Other noninterest income	4,027	1,945	107.04

Total	$19,357	$11,811	63.89%

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

Noninterest expenses.  Noninterest expenses increased $4.7 million, or 29.4%, to $20.8 million for the fourth quarter of 2007 from $16.1 million for the fourth quarter of 2006. This increase is primarily due to our acquisitions and the opening of new branch locations. Noninterest expenses included the following for the fourth quarters of 2007 and 2006:

	Three Months Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$11,357	$8,738	29.97%
Occupancy, furniture and equipment expense	3,742	2,430	53.99
Management separation costs	—	265	NA
Amortization of core deposit intangibles	588	209	181.34
Merger-related costs	108	285	(62.11)
Professional fees	720	738	(2.32)
Insurance expense	638	588	8.56
Postage, stationery and supplies	570	438	30.11
Communications expense	538	401	34.08
Advertising expense	638	432	47.49
Other operating expense	1,951	1,593	22.47

Total	$20,850	$16,117	29.37%

Noninterest expenses increased $28.4 million, or 57.1%, to $78.2 million for the year ended December 31, 2007 from $49.8 million for the year ended December 31, 2006. This increase is primarily due to our acquisitions and the opening of new branch locations. Noninterest expenses included the following for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$42,316	$26,805	57.87%
Occupancy, furniture and equipment expense	13,391	7,754	72.70
Management separation costs	—	265	NA
Amortization of core deposit Intangibles	1,691	442	282.58
Loss on extinguishment of debt	1,469	—	NA
Merger-related costs	639	635	.63
Loss on termination of ESOP	158	—	NA
Subsidiary startup costs	—	135	NA
Professional fees	2,269	2,598	(12.65)
Insurance expense	2,189	1,899	15.29
Postage, stationery and supplies	2,252	1,250	80.20
Communications expense	2,007	988	103.04
Advertising expense	2,397	1,352	77.34
Other operating expense	7,445	5,662	31.47

Total	$78,223	$49,785	57.12%

Income tax expense.  We recognized income tax expense of $1.1 million and $4.1 million for the fourth quarter of 2007 and year ended December 31, 2007, respectively, compared to $903,000 and $1.9 million for the fourth quarter of 2006 and year ended December 31, 2006, respectively. Our effective tax rate increased in 2007 compared to 2006 due to higher levels of income, recognition of taxable gains on the exchange of bank-owned life insurance and the recapture of tax credits related to the sale of condominium units. The difference between the effective tax rates in 2007 and 2006 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% is primarily due to certain tax-exempt income from investments and insurance policies. We adopted the provisions of FIN 48 as of January 1, 2007, the effect of which is described in Note 14 to the Consolidated Financial Statements.

Results of Segment Operations

We have two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. Please see Note 26 — Segment Reporting in the accompanying notes to consolidated financial statements included elsewhere in this report for additional disclosure regarding our segment reporting. Operating profit (loss) by segment is presented below for the periods ended December 31:

	2008	2007	2006
	(In thousands)

Alabama region	$(58,159)	$15,096	$15,621
Florida region	(81,600)	23,448	18,165
Administrative and other	(27,979)	(26,789)	(26,866)
Income tax (benefit) expense	(4,588)	4,134	1,923

Consolidated net (loss) income	$(163,150)	$7,621	$4,997

Alabama Region.  Operating loss for 2008 totaled $(58.2) million, which includes a $64 million non-cash goodwill impairment charge compared to $15.1 million operating profit for 2007. See “Note 1 — Summary of Significant Accounting Policies — Intangible Assets” to our consolidated financial statements for additional information on the goodwill impairment charge. Operating profit for 2007 of $15.1 million declined slightly from $15.6 million in 2006. The decrease in 2007 was primarily the result of an increase in noninterest expenses offset by increases in the net interest income and noninterest income as discussed below.

Net interest income for 2008 decreased $3.7 million, or 10.1%, compared to 2007. The decrease was primarily the result of a decrease in the average yield on interest-earning assets partly offset by an increase in the average volume of earning assets. The increase of $9.5 million in 2007 compared to 2006 was primarily the result of growth in the average volume of earning assets as a result of our acquisitions. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.

The provision for loan losses for 2008 totaled $4.4 million compared to $3.8 million in 2007 and $2.2 million in 2006. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Noninterest income for 2008 increased $1.0 million, or 8.1%, compared to 2007. The increase was due to increases in service charges on deposit accounts. Noninterest income for 2007 increased $2.4 million, or 57.1%, compared to 2006. The increase was primarily due to increases in service charges on deposits as a result of our acquisition of Community and new branch openings.

See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.

Noninterest expense for 2008 increased to $94.5 million, which includes a $64 million non-cash goodwill impairment charge, compared to $24.9 million in 2007. Other increases were primarily related to increases in salaries and benefits and occupancy expenses. These increases are primarily related to our new branch openings. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.

Noninterest expense for 2007 increased $10.9 million, or 77.2%, compared to 2006. The increase was primarily related to increases in salaries and benefits and occupancy expenses. These increases are primarily the result of our new branch openings and the acquisition of Community . See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.

Florida Region  Operating loss for 2008 totaled $(81.6) million, which includes a $96 million non-cash goodwill impairment charge, compared to $23.5 million operating profit for 2007. See “Note 1 — Summary of Significant Accounting Policies — Intangible Assets” to our consolidated financial statements for additional information on the goodwill impairment charge. Operating profit for 2007 increased $5.3 million, or 29.1% to $23.5 million from $18.2 million in 2006. The increase in 2007 was primarily the result of an increase in the net interest income and noninterest income offset by increases in noninterest expenses as discussed below.

Net interest income for 2008 remained level at $37 million compared to 2007. The increase in the average volume of earning assets was offset by a decrease in the average yield on interest-earning assets. The increase of $12.7 million, or 50.0%, in 2007 compared to 2006 was primarily the result of growth in the average volume of earning assets. The growth in our average earning assets in for these periods is primarily the result of our acquisitions of Peoples and Kensington along with new branch openings. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for 2008 totaled $3.5 million compared to $1.6 million in 2007 and $1.2 million in 2006. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Noninterest income for 2008 increased to $1.9 million, or 12.2%, compared to 2007. The increase was due to increases in service charges on deposit accounts. Noninterest income for 2007 increased to $1.7 million, or 57.8%, compared to 2006. The increase was primarily due to increases in service charges on deposits as a result of our acquisition of Peoples and Kensington and new branch openings.

See the analysis of noninterest income in the section captioned “Noninterest Income” elsewhere in this discussion.

Noninterest expense for 2008 increased to $118.2 million, which includes a $96 million non-cash goodwill impairment charge, compared to $14.7 million in 2007. Other increases were primarily related to increases in salaries and benefits and occupancy expenses. These increases are primarily related to our new branch openings. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.

Non-interest expense for 2007 increased $7.5 million, or 105.5%, compared to 2006. The increase was primarily related to increases in salaries and benefits and occupancy expenses. These increases are primarily the result of our new branch openings and the acquisition of Community. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.

Market Risk

Market risk is the exposure to unanticipated changes in net interest earnings or changes in the fair value of financial instruments due to fluctuations in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

We evaluate interest rate risk and then develop guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to moderate interest rate risk. We use computer simulations that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or “ALM”.

The primary objective of ALM is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of interest rate sensitive earning assets and liabilities. In general, management’s strategy is to match asset and liability balances within maturity categories to limit our exposure to earnings volatility and changes in the value of assets and liabilities as interest rates fluctuate over time. Adjustments to maturity categories can be accomplished either by lengthening or shortening the duration of either an individual asset or liability category, or externally through the use of interest rate contracts, such as interest rate swaps, caps, and floors. See the discussion below for a more detailed discussion of our various derivative positions.

Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee (“ALCO”), which is composed of our head of asset/liability management and other senior officers, in accordance with policies approved by the Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, recent purchase and sale activity, maturities of investments and borrowings, and projected future transactions. The ALCO also establishes and approves pricing and funding decisions with respect to overall asset and liability composition. It reports regularly to our Board Loan and Investment Committee and the full Board of Directors.

We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling.

As of December 31, 2008, the Bank had approximately $297 million more in interest-bearing liabilities than interest-earning assets that could reprice to current market rates during the next 12 months. Shortcomings are inherent in any gap analysis, because the rates on certain assets and liabilities may not move proportionately as market interest rates change. For example, when national money market rates change, interest rates on our NOW, savings, and money market deposit accounts may not change as much as rates on commercial loans. The Bank had approximately $819 million of such administratively priced deposits on December 31, 2008.

The Bank’s net interest income simulation model projects that net interest income will increase on an annual basis by 1.7%, or approximately $1.2 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. The net interest income produced by these scenarios is within our asset and liability management policy.

EVE is a concept related to longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings sensitivity to changes in interest rates. The greater the EVE, the greater our earnings capacity. The Bank’s EVE model projects that EVE will increase 3.3% and 5.5% assuming an instantaneous and parallel increase in interest rates of 100 and 200 basis points, respectively. Assuming an instantaneous and parallel decrease of 100 basis points, EVE is projected to decrease 3.2% (although such a decline is unlikely given the present low level of interest rates). The EVE shifts produced by these scenarios are within the limits of our asset and liability management policy. The following table sets forth the Bank’s EVE limits as of December 31, 2008:

		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)

+ 200 BP	$534,869	$27,676	5.5%
+ 100 BP	523,846	16,653	3.3
0 BP	507,193	—	—
− 100 BP	490,942	(16,251)	(3.2)

Both the net interest income and EVE simulations include assumptions regarding balances, asset prepayment speeds, and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

Derivative Positions.

Overview.  Our Board of Directors has authorized ALCO to utilize financial futures, forward sales, options, interest rate swaps, caps and floors, and other instruments to the extent necessary, in accordance with the OTS regulations and our internal policy. We expect to use interest rate swaps, caps and floors as macro hedges against inherent rate sensitivity in our securities portfolio, our loan portfolio and our liabilities.

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

Interest Rate Swaps.  During 2008, eight swaps (“CD swaps”) with a notional amount of $37 million were called at par with no effect on earnings. These hedges had been entered during previous years to hedge the interest rate risk inherent in certain of our brokered certificates of deposits (“brokered CDs”). Six of the eight brokered CDs were also called by us. The remaining two brokered CDs will likely be called during 2009. The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR.

Fair Value Hedges.  As of December 31, 2008 and 2007, we had $5.3 million and $3.2 million, respectively in notional amount of CD swaps designated and qualified as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, we recognized in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is reported in other assets or other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of December 31, 2008 and 2007, the amount of CD swaps designated had a recorded fair value of $799,000 and $55,000, respectively, and a weighted average life of 6.8 and 6.6 years, respectively. The weighted average fixed rate (receiving rate) was 4.95% and the weighted average variable rate (paying rate) was 2.07% (LIBOR based).

Cash Flow Hedges.  During the fourth quarter of 2008, we entered into interest rate swap agreements with a notional amount of $22 million to hedge the variability in cash flows on $22 million of junior subordinated debentures owed to an unconsolidated subsidiary trust. Under the terms of the interest rate swaps, which mature September 15, 2012, we will receive a floating rate based on 3-month LIBOR plus 1.33% (3.33% as of December 31, 2008) and pay a weighted average fixed rate of 4.42%. Under the cash flow hedging model, the effective portion of the gain or loss related to these derivative instruments, if any, is recognized as a component of other comprehensive income. As of December 31, 2008 these interest rate swap agreements have a negative carrying value of $954,000 which is included in other liabilities on the Consolidated Statement of Financial Condition, with a corresponding after-tax charge to comprehensive income of $601,000 for the effective portion of the hedge.

Interest Rate Floors.  During the fourth quarter of 2006, we entered into certain interest rate floor contracts that were not qualified for hedge accounting treatment and were used as economic hedges. An interest rate floor is a contract in which the counterparty agrees to pay the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. We entered into $50 million interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. We paid a $248,000 premium. These economic hedges were carried at fair value in other assets or other liabilities and changes in the fair value of these derivatives and any payments received were recognized in noninterest income. The floors had a positive fair value of $590,000 as of December 31, 2007. In March 2008, we terminated our interest rate floor contracts for $1,267,000 which resulted in a realized pre-tax gain of $677,000 recognized in the first quarter of 2008.

Commitments to Originate Mortgage Loans.  In the ordinary course of business, we enter into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, Amendment to Statement 133 on Derivatives Instruments and Hedging Activities, and are therefore required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $93 million and $21 million at December 31, 2008 and 2007, respectively. The net unrealized (losses) gains on the origination commitments were

$(117,000) and $122,000 at December 31, 2008 and 2007, respectively. The fair values are calculated based on changes in market interest rates after the commitment date.

Liquidity, Contractual Obligations and Off Balance Sheet Arrangements

Overview.  The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities and other assets with maturities matching our liabilities. Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the FHLB, Federal Reserve Bank, repurchase agreements and federal funds lines. Long-term liquidity needs are also met through these sources along with the repayment of loans, sales of loans and the maturity or sale of investment securities. See “Maturity Distribution of Investment Securities” and “Selected Loan Maturity and Interest Rate Sensitivity” below.

Short-term liquid assets.  Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $26.1 million, or 41.2%, to $89.4 million at December 31, 2008 from $63.4 million at December 31, 2007. At December 31, 2008 and 2007, our short-term liquid assets comprised 2.9% and 2.2% of total assets, respectively. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Maturity Distribution of Investment Securities.  The following table shows the scheduled contractual maturities and average yields of investment securities held at December 31, 2008. Within our investment securities portfolio expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties in certain instances. During 2008, we received proceed from calls totaling approximately $72 million and principal pay downs on mortgage-backed securities of approximately $38 million.

	Maturing
			After One But
	Within One		Within Five		After Five But Within Ten		After
	Year		Years		Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available for sale:
U.S. agencies	$—	—	$356	4.82%	$3,487	5.83%	$—	—	$3,843	5.74%
State and political subdivision	253	3.20	3,173	4.05	5,814	4.08	31,382	4.33	40,622	4.26
Mortgage-backed securities	455	5.91	23,792	4.65	14,245	5.34	241,632	5.20	280,124	5.17
Other securities	—	—	5,746	5.54	—	—	16,807	6.27	22,553	6.13

Total	$708	4.94%	$33,067	4.75%	$23,546	5.10%	$289,821	5.19%	$347,142	5.14%

Selected Loan Maturity and Interest Rate Sensitivity.  The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2008. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing of the loan portfolio.

					Rate Structure for Loans
		Over One Year			Maturing Over One Year
	One Year	through Five	Over Five		Fixed	Floating or
	or Less	Years	Years	Total	Interest Rate	Adjustable Rate
			(Dollars in thousands)

Commercial and industrial	$142,138	$61,413	$3,821	$207,372	$26,518	$38,716
Real estate — construction and land development	441,400	161,280	34,907	637,587	89,523	106,664
Real estate — mortgages
Single-family	160,349	118,726	376,141	655,216	161,874	332,993
Commercial	194,589	286,894	210,664	692,147	219,511	278,047
Other	23,904	24,847	16,993	65,744	20,223	21,617
Consumer	13,830	43,010	1,037	57,877	43,162	885
Other	972	—	—	972	—	—

Total loans	$977,182	$696,170	$643,563	$2,316,915	$560,811	$778,922

Percent to total loans	42.2%	30.0%	27.8%	100.0%	24.2%	33.6%

Maturities of Time Deposits of $100,000 or More.  The maturity distribution of our time deposits over $100,000 at December 31, 2008 is shown in the following table.

At December 31, 2008
Under	3-6	6-12	Over
3 Months	Months	Months	12 Months	Total
(Dollars in thousands)

$199,223	$152,223	$204,002	$106,727	$662,175

Approximately 30.1% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2008. (These amounts include brokered CDs and State of Alabama Time Demand Open Account). We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

Cash Flow Analysis.  As shown in the Consolidated Statements of Cash Flows, operating activities provided $26 million, $3.7 million and $6.4 million in funds during the years 2008, 2007 and 2006, respectively. The significant increase in operating funds during 2008 is primarily due to a net increase in the proceeds from the sale of mortgage loans held for sale over a net use of funds from the origination of mortgage loans held for sale during 2007. The volume of mortgage loans originated for sale is expected to increase significantly during 2009 due to increased demand for refinancing. The net effect on operating funds will vary depending on the volume of originations and the timing of receipt of the sale proceeds, which is usually 30 to 45 days.

Investing activities in 2008, 2007 and 2006 were a net user of funds, primarily due to loan fundings and capital expenditures. During 2007, we received a higher level of funds from principal payments and calls in our investment portfolio. During 2006, a significant amount of securities that were acquired as part of our business combinations were sold and reinvested in loans and additional investment securities, continuing our strategy of realigning our balance sheet which we began in 2005.

Financing activities were a net provider of funds in 2008, 2007 and 2006, as we increased our level of deposits. During 2008, we also had significant increases in our borrowings from the FHLB and received $69 million from the issuance of preferred stock under the TARP Capital Purchase Program. During 2007, the increase in deposit funding was offset by a decrease in borrowings and the purchase of treasury stock. During 2006, the increase in deposits was offset by the restructuring of FHLB advances and maturity of repurchase agreements acquired in our business combinations.

Contractual Cash Obligations.  We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships by contractual cash obligations and commercial commitments:

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Contractual Cash Obligations
Advances from FHLB(1)	$361,324	$142,984	$85,000	$101,340	$32,000
Operating leases(2)	21,025	3,080	4,690	2,632	10,623
Capitalized leases(2)	4,826	301	544	521	3,460
Note payable(3)	7,000	7,000	—	—	—
Repurchase agreements(4)	3,563	3,563	—	—	—
Subordinated debentures(5)	62,579	—	—	—	62,579
Cumulative preferred stock dividends through first call date(6)	17,250	3,258	10,350	3,642	—
Limited partnership investments(7)	2,241	2,241	—	—	—
Deferred compensation agreements(8)	2,312	—	—	—	2,312
Other employment related contract obligations incurred in business combinations(9)	1,943	1,113	830		—
Benefit Restoration Plan(10)	491	56	108	103	224
Income tax obligations under FIN 48(11)	800	800	—	—	—

Total contractual cash obligations	$485,354	$164,396	$101,522	$108,238	$111,198

(1)	See Note 8 to the Consolidated Financial Statements.

(2)	See Note 6 to the Consolidated Financial Statements.

(3)	See Note 10 to the Consolidated Financial Statements.

(4)	See Note 9 to the Consolidated Financial Statements.

(5)	See Note 11 to the Consolidated Financial Statements.

(6)	See Note 27 to the Consolidated Financial Statements.

(7)	See Note 1 to the Consolidated Financial Statements.

(8)	See Note 13 to the Consolidated Financial Statements.

(9)	See Note 2 to the Consolidated Financial Statements.

(10)	See Note 20 to the Consolidated Financial Statements.

(11)	See Note 14 to the Consolidated Financial Statements.

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Commercial Commitments
Commitments to extend credit(1)	$355,243	$195,373	$105,622	$14,184	$40,064
Standby letters of credit(1)	35,636	27,765	7,737	134	—

Total commercial commitments	$390,879	$223,138	$113,359	$14,318	$40,064

(1)	See Note 17 to the Consolidated Financial Statements.

In addition, the FHLB has issued for the Bank’s benefit a $20 million irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 5, 2010 upon 60 days’ prior notice of non-renewal; otherwise, it automatically extends for a successive one-year term.

We are constructing or have plans to construct various new branch locations. In that regard, we have remaining commitments as of, or subsequent to, December 31, 2008 for the construction of these branch locations totaling approximately $552,000.

Financial Condition

Our total assets were $3.053 billion at December 31, 2008, an increase of $167 million, or 5.8%, from $2.885 billion as of December 31, 2007. This growth is primarily attributable to an increase in our loan portfolio, as discussed below. Our average total assets for 2008 were $3.010 billion, which was supported by average total liabilities of $2.660 billion and average total stockholders’ equity of $350 million.

Recent Acquisitions

People’s Acquisition.  We completed the acquisition of 100% of the outstanding stock of People’s of Sarasota, Florida on July 27, 2007 in exchange for 1,658,781 shares of our common stock valued at approximately $74.0 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $76.4 million. As a result of the acquisition, we now operate three banking locations in Sarasota and Manatee Counties, Florida. This area is a significant addition to our Florida market, which was expanded in 2006 by the Kensington acquisition discussed below.

The People’s transaction resulted in $47.3 million of goodwill allocated to the Florida reporting unit and $9.8 million of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$3,854
Federal funds sold	4,200
Investment securities	47,684
Loans, net	254,047
Premises and equipment, net	2,318
Goodwill	47,313
Core deposit intangibles	9,810
Other assets	10,478
Deposits	(245,459)
Federal funds purchased and repurchase agreements	(6,905)
Advances from FHLB	(37,983)
Junior subordinated debentures	(3,962)
Other liabilities	(8,966)

Total consideration paid for People’s	$76,429

Community Acquisition.  We completed the acquisition of 100% of the outstanding stock of Community Bancshares, Inc. (“Community”) of Blountsville, Alabama on November 7, 2006 in exchange for 2,018,045 shares of our common stock valued at approximately $91.8 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs and cash payments due for the cancellation of stock options totaled $97.2 million. As a result of the acquisition, we added 18 banking locations and 15 consumer finance company locations in the State of Alabama.

The Community transaction resulted in $60.2 million of goodwill allocated to the Alabama reporting unit and $10.1 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

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

Kensington Acquisition.  We completed the acquisition of 100% of the outstanding stock of Kensington on August 31, 2006 in exchange for 1,556,680 shares of our common stock valued at approximately $71.2 million. The shares were valued by using the average of the closing prices of our stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $71.4 million As a result of the acquisition, we now operate 12 banking locations in the Tampa Bay area of Florida. This area will be our largest market and has a higher projected population growth than any of our current banking markets.

The Kensington transaction resulted in $44.5 million of goodwill allocated to the Florida reporting unit and $3.5 million of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

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

Loans, net of unearned income.

Composition of Loan Portfolios, Yield Changes and Diversification  Our loans, net of unearned income, totaled $2.315 billion at December 31, 2008, an increase of 14.7%, or $298 million, from $2.017 billion at December 31, 2007. Mortgage loans held for sale totaled $22.0 million at December 31, 2008, a decrease of $11.3 million from $33.4 million at December 31, 2007. Average loans, including mortgage loans held for sale, totaled $2.173 billion for 2008, compared to $1.839 billion for 2007. Loans, net of unearned income, comprised 84.4% of interest-earning assets at December 31, 2008, compared to 82.2% at December 31, 2007. Mortgage loans held for sale comprised 0.8% of interest-earning assets at December 31, 2008, compared to 1.4% at December 31, 2007. The average yield of the loan portfolio was 6.77%, 8.18% and 7.87% for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in average yield is primarily the result of a generally lower level of market rates that prevailed throughout 2008.

Our focus in business development has been toward increasing commercial and industrial lending and have continued to seek attractive commercial development loans, which we believe continue to be profitable if properly underwritten.

The following table details the distribution of our loan portfolio by category for the periods presented:

Distribution of Loans by Category

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Commercial and industrial	$207,372	$183,013	$172,872	$135,454	$134,688
Real estate — construction and land development(1)	637,587	665,303	547,772	326,418	249,715
Real estate — mortgages
Single-family(2)	655,216	540,277	456,341	243,183	250,758
Commercial	692,147	533,611	362,542	210,611	242,884
Other	65,744	41,535	46,895	27,503	25,764
Consumer	57,877	53,377	54,462	21,122	32,009
Other	972	1,235	438	498	567

Total loans	2,316,915	2,018,351	1,641,322	964,789	936,385
Unearned income	(1,994)	(1,340)	(1,794)	(1,536)	(1,517)
Allowance for loan losses	(28,850)	(22,868)	(18,892)	(12,011)	(12,543)

Net loans	$2,286,071	$1,994,143	$1,620,636	$951,242	$922,325

(1)	A further analysis of the components of our real estate construction and land development loans as of December 31, 2008 is as follows:

	Residential	Commercial
Geographic Location	Development	Development	Other	Total
	(Dollars in thousands)

December 31, 2008
Alabama	$173,579	$76,315	$17,830	$267,724
Florida	141,003	201,688	13,573	356,264
Other	122	13,477	—	13,599

Total	$314,704	$291,480	$31,403	$637,587

December 31, 2007
Alabama	$192,133	$60,407	$16,003	$268,543
Florida	195,460	162,286	18,564	376,310
Other	7,929	12,521	—	20,450

Total	$395,522	$235,214	$34,567	$665,303

(2)	During the second quarter of 2008 we purchased a pool of seasoned residential mortgage loans totaling approximately $52 million.

Additional information and analysis regarding our loan portfolio is included in the Business Section, Item 1, Part 1, under the heading “Loan Portfolio.”

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	December 31,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)

Total loans, net of unearned income	$2,314,921	$2,017,011	14.77%
Alabama Region	980,418	908,292	7.94
Florida Region	1,060,994	932,478	13.78
Other — see note 2 above	273,509	176,241	55.19

Allowance for Loan Losses

Overview.  It is the responsibility of management to assess and maintain the allowance for loan losses at a level it believes is appropriate to absorb the estimated credit losses within our loan portfolio through the provision for loan losses. The determination of our allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio including it’s judgment regarding certain internal and external factors that affect loan collectibility. This process is performed on a quarterly basis under the oversight of the board of directors. The estimation of the allowance for loan losses is based on two basic components — those estimations calculated in accordance with the requirements of SFAS 5 and those specific impairments under SFAS 114 (see discussions below). The calculation of the allowance for loan losses is inherently subjective and actual losses could be greater or less than the estimates.

SFAS 5.  Under SFAS 5 estimated losses on all loans that have not been identified with specific impairment, under SFAS 114, are calculated based on the historical loss ratios applied to our standard loan categories using a four-year rolling average, adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:

•	trends in volume.
•	effects of changes in credit concentrations.
•	levels of and trends in delinquencies, classified loans, and non-performing assets.
•	levels of and trends in charge-offs and recoveries.
•	changes in lending policies and underwriting guidelines.
•	national and local economic trends and condition.
•	mergers and acquisitions.

SFAS 114.  Pursuant to SFAS No. 114, impaired loans are loans which are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.

Allocation of the Allowance for loan losses.  The allowance for loan losses calculation is segregated into various segments that include specific allocations for loans, portfolio segments and general allocations for portfolio risk.

Risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the Board of Directors. Credit Administration relies upon the independent work of Loan review in risk rating in developing its recommendations to the Audit Committee of the Board of Directors for the allocation of the allowance for loan losses, and performs this function independent of the lending area of the Bank.

We historically have allocated our allowance for loan losses to specific loan categories. Although the allowance for loan losses is allocated, it is available to absorb losses in the entire loan portfolio. This allocation is made for estimation purposes only and is not necessarily indicative of the allocation between categories in which future losses may occur, nor is it limited to the categories to which it is allocated.

Allocation of the Allowance for Loan Losses

	December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and industrial	$2,136	8.9%	$2,697	9.1%	$3,719	10.5%	$3,805	14.0%	$3,736	14.1%
Real estate — construction and land development	12,168	27.5	9,396	33.0	3,425	33.4	1,275	33.8	1,009	26.6
Real estate — mortgages
Single-family	7,159	28.3	2,360	26.8	2,910	27.8	1,395	25.2	1,582	26.8
Commercial	5,155	29.9	6,781	26.4	6,206	22.0	4,194	21.8	4,594	25.9
Other	532	2.9	155	2.1	530	2.9	215	2.9	257	2.7
Consumer	1,700	2.5	1,479	2.6	2,102	3.4	1,127	2.3	1,365	3.9

	$28,850	100.0%	$22,868	100.0%	$18,892	100.0%	$12,011	100.0%	$12,543	100.0%

The allowance as a percentage of loans, net of unearned income, at December 31, 2008 was 1.25%, compared to 1.13% as of December 31, 2007. Net charge-offs increased $2.8 million, from $4.3 million in 2007 to $7.1 million in 2008. Net charge-offs of commercial loans decreased $906,000, from $764,000 in 2007 to ($142,000) (a net recovery) in 2008. Net charge-offs of real estate loans increased $3.1 million, from $1.8 million in 2007 to $4.9 million in 2008. Net charge-offs of consumer loans increased $574,000, to $2.31 million in 2008 from $1.75 million in 2007. Net charge-offs as a percentage of the allowance for loan losses were 24.71% in 2007, up from 18.72% in 2007.

Real estate construction and development loans are loans where real estate developers acquired raw land with the intent of developing the land into either residential or commercial property. These loans are highly dependent upon development of the property as the primary source of repayment with the collateral disposal and/or guarantor strength as the secondary source, thus the borrowers are dependent upon the completion of the project, the sale of the property, or their own personal cash flow to service the debt. Both the Tampa and Sarasota-Bradenton markets in the Florida Region have been affected by the current downturn. The Florida Region condominium portfolio, particularly vacation/ resort style projects located on the Florida coast, has been most affected by the downturn. Inventory levels for unsold units have been consistently high with an increasing number of condominiums that came on-line in the first half of 2008.

During 2008, management increased its allowance for loan losses related to construction and land development real estate loans as a result of the increasing levels of risk associated with the general economic conditions related to construction and land development real estate portfolio throughout our franchise. Within this construction and land development portfolio, approximately $315 million, or 49%, was related to residential development and construction. Of the residential purpose loans, 45% were located in the Florida Region at December 31, 2008 with the remainder in the Alabama Region. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $111 million, or 35%, of this portfolio. Construction loans related to income-producing properties accounted for $175 million, or 60% of the total commercial construction and development loans. Geographically, approximately 69% of this category was located in the Florida Region, with the remaining loans located primarily in the Alabama Region.

Our allocation of the allowance for loan losses related to single family mortgage loans increased $4.8 million to $7.2 million at December 31, 2008 from $2.4 million at December 31, 2007. This allocation is reflective of the increased risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio. During 2008, we foreclosed on approximately $5.0 million in single family homes, up $3.7 million from 2007; $924 thousand or 18% of the total foreclosures were located in Florida Region; the remaining $4.1 million, or 82% were located in the Alabama Region. With the increase in foreclosures our total net charge-offs for this category increased $1.4 million to $2.4 million; approximately $1.1 million, or 47%, of the total charge-offs were located in the Florida Region and the remainder in the Alabama Region. Another factor resulting in an increase in allocation was the level of single family nonperforming loans. At December 31, 2008, single family mortgages accounted for $22.7 million, or 35%, of the total non-performing loans; up $14.7 million from $8.1 million as of December 31, 2007. Of this amount approximately 50% were located in the Florida Region and the remainder in the Alabama Region. The overall increases in loss experience, nonperforming loans and deflationary pressure on home values influenced management’s risk assessment and decision to increase the allocation of the allowance for loan losses for single family mortgages during 2008.

Our consumer loan charge-offs were higher during 2008 than in previous periods, primarily due to the increased losses in our consumer finance companies, which accounted for approximately $1.7 million, or 74.6%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan losses; however, we believe the increased risk associated with these loans is offset by their higher yield.

The allowance for loan losses as a percentage of nonperforming loans decreased to 44.1% at December 31, 2008 from 90.3% at December 31, 2007. Approximately $4.8 million of the allowance for loan losses has been allocated to nonperforming loans as of December 31, 2008. As of December 31, 2008, nonperforming loans totaled $65.4 million, of which $63.9 million, or 97.8%, were loans secured by real estate compared to $24.2 million, or 95.4%, as of December 31, 2007. (See “Nonperforming Assets”). Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate.

Summary of Loan Loss Experience.  The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:

Summary of Loan Loss Experience

	Year
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses at beginning of year	$22,868	$18,892	$12,011	$12,543	$25,174
Allowance of acquired banks	—	3,717	6,697	—	—
Charge-offs:
Commercial and industrial	504	1,162	1,450	2,097	7,690
Real estate — construction and land development	2,095	301	378	358	765
Real estate — mortgages
Single-family	2,460	1,149	625	795	1,012
Commercial	411	724	416	1,432	5,820
Other	241	206	15	85	86
Consumer	2,490	2,117	860	630	1,881
Other	243	63	2	345	87

Total charge-offs	8,444	5,722	3,746	5,742	17,341
Recoveries:
Commercial and industrial	646	398	465	413	1,468
Real estate — construction and land development	44	286	126	37	4
Real estate — mortgages
Single-family	89	174	102	335	470
Commercial	128	70	363	526	737
Other	71	82	73	118	97
Consumer	181	382	301	280	549
Other	155	48	—	1	410

Total recoveries	1,314	1,440	1,430	1,710	3,735

Net charge-offs	7,130	4,282	2,316	4,032	13,606
Provision for loan losses	13,112	4,541	2,500	3,500	975

Allowance for loan losses at end of year	$28,850	$22,868	$18,892	$12,011	$12,543

Loans at end of period, net of unearned income	$2,314,921	$2,017,011	$1,639,528	$963,253	$934,868
Average loans, net of unearned income	2,147,524	1,814,032	1,176,844	947,212	894,406
Ratio of ending allowance to ending loans	1.25%	1.13%	1.15%	1.25%	1.34%
Ratio of net charge-offs to average loans	0.33	0.24	0.20	0.43	1.52
Net charge-offs as a percentage of:
Provision for loan losses	54.38	94.30	92.64	115.20	1,395.49
Allowance for loan losses	24.71	18.72	12.26	33.57	108.47
Allowance for loan losses as a percentage of nonperforming loans	44.12	90.31	219.88	252.76	169.36

Nonperforming Assets.  Nonperforming assets increased $55.9 million, to $85.6 million as of December 31, 2008 from $29.7 million as of December 31, 2007. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 3.67% at December 31, 2008 from 1.47% at December 31, 2007. The overall increase in nonperforming assets was primarily related to construction and land development, commercial real estate and residential mortgage loan portfolios. Within each category, credits and/or properties, greater than $1.0 million, accounted for a significant portion of the overall increase in nonperforming assets during 2008. The increase in the construction category includes five Florida construction credits, totaling $12.9 million, and two Alabama residential construction properties, totaling $6.3 million, accounting for 22% of the overall increase in nonperforming assets. The commercial real estate increase includes three Florida commercial real estate properties totaling $7.0 million or 8% of the total increase. The overall increase in the residential mortgage category is primarily driven by single family residences with limited loss exposure. Approximately 70% of the total increase in nonperforming assets was related to loans with balances under $1.0 million with an average exposure of $146,000. Management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. We see a continued weakness in the Sarasota, Florida market and some improvement in the Northwest Florida market. At year-end 2008, of our total nonperforming credits, only 12 are in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a parcel-by parcel basis rather than in large tract sales. The largest single nonperforming credit in our portfolio is $4.9 million in the Sarasota market. The following table shows our nonperforming assets for the dates shown:

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual	$54,712	$22,533	$7,773	$4,550	$6,344
Accruing loans 90 days or more delinquent	8,033	2,117	514	49	431
Restructured	2,643	671	305	153	631

Total nonperforming loans	65,388	25,321	8,592	4,752	7,406
Other real estate owned	19,971	4,277	1,684	1,842	4,906
Repossessed assets	332	138	137	—	103

Total nonperforming assets	$85,691	$29,736	$10,413	$6,594	$12,415

Nonperforming loans as a percentage of loans	2.82%	1.26%	.52%	.49%	.79%

Nonperforming assets as a percentage of loans plus nonperforming assets	3.67%	1.47%	.63%	.68%	1.32%

Nonperforming assets as a percentage of total assets	2.81%	1.03%	.43%	.47%	.87%

The following is a summary of nonperforming loans by category for the dates shown:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Commercial and industrial	$2,809	$1,058	$704	$988	$2,445
Real estate — construction and land development	20,976	10,569	2,067	469	187
Real estate — mortgages
Single-family	22,730	8,069	2,805	2,448	2,060
Commercial	14,686	4,045	1,765	675	2,273
Other	2,981	805	688	11	183
Consumer	723	775	559	161	250
Other	483	—	4	—	8

Total nonperforming loans	$65,388	$25,321	$8,592	$4,752	$7,406

A delinquent loan is ordinarily placed on nonaccrual status no later than when it becomes 90 days past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on non-

accrual status, all unpaid interest which has been accrued on the loan during the current period is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses.

The following is a summary of other real estate owned and repossessed assets by category for the dates shown:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Real estate — construction and land development	$13,915	$1,253
Real estate — mortgages
Single-family	4,505	2,874
Commercial	896	90
Other	987	198

Other real estate owned and repossessed assets	$20,303	$4,415

Impaired Loans.  At December 31, 2008, our recorded investment in impaired loans under SFAS 114 totaled $52.9 million, an increase of $30.5 million from $22.3 million at December 31, 2007. Approximately $16.1 million is located in the Alabama Region and $36.8 million is located in the Florida Region. Approximately $5.1 million of the allowance for loan losses is specifically allocated to these loans, providing 9.6% coverage. Additionally, $52.3 million, or 99.0%, of the $52.9 million in impaired loans is secured by real estate.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)

Commercial and industrial	$515	$42	$877	$56
Real estate — construction and land development	18,155	1,570	11,105	881
Real estate — mortgages
Single-family	18,063	2,251	4,553	19
Commercial	15,615	1,173	4,972	464
Other	532	70	787	94

Total	$52,880	$5,106	$22,294	$1,514

Potential Problem Loans.  In addition to nonperforming loans, management has identified $20.5 million in potential problem loans as of December 31, 2008. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. The majority of these loans are located along the west coast of Florida which has been considerably affected by the recent downturn in the real estate markets. Management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor their respective cash flow positions.

Changes in Lending Policies and Procedures, Including Underwriting Standards.  Since 2005, we have undergone significant changes in our underwriting standards with the establishment of a centralized underwriting group that underwrites and approves small business and consumer loans using FICO scoring models. In addition, with our recent mergers the threshold for large credit requests with Total Credit Exposures (TCEs) increased to a minimum of $2.0 million for review and approval by Regional Loan Committee on a weekly basis; in addition, credits with TCE exceeding $10 million are reviewed and approved by the Executive Loan Committee and the Board Loan and Investment Committee as needed. Credit Administration is responsible for identifying and reporting all loans that are underwritten outside of these two processes to executive management and Loan Review.

In recent months, in conjunction with changes in the economic and credit cycles, we have adjusted our underwriting standards. In particular, we have been more selective in the number and type of loans that are made. We are requiring more relationship-driven deals, where we are the primary, and in many cases, the only banking relationship for these prospective customers. All of these changes are intended to further strengthen our positions and mitigate the associated risks in the current economic environment.

Investment Portfolio.

The investment securities portfolio comprised 12.7% of our total interest-earning assets as of December 31, 2008. Total securities averaged $346.0 million in 2008, compared to $350.6 million in 2007 and $274.1 million in 2006. The investment securities portfolio produced average taxable equivalent yields of 5.46%, 5.29%, and 4.96% for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, our investment securities portfolio had an amortized cost of $356.4 million and an estimated fair value of $347.1 million and weighted average yield of 5.14%. The acquisition of People’s increased our tax-exempt investments in state and political subdivisions in 2007. Our average tax-equivalent yield on these securities was 6.46% during 2008.

The following table sets forth the amortized costs of the securities we held at the dates indicated.

Investment Portfolio

	December 31,
	Available for Sale
	2008	2007	2006
	(Dollars in thousands)

U.S. agency securities	$3,713	$93,207	$113,259
State, county and municipal securities	41,379	40,738	12,977
Mortgage-backed securities	280,447	191,202	185,814
Corporate debt	30,334	32,404	38,883
Other securities	563	4,480	6,675

Total investment securities	$356,436	$362,031	$357,608

Other-Than-Temporary Impairment (“OTTI”).  Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries, have severely constricted the structured securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each investment security segment noted in the table below to determine the nature of the decline in the value of investment securities and evaluate if any of the underlying securities has experienced OTTI (see below for further discussion). The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2008
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. agency securities	$—	$—	$249	$2	$249	$2
State, county and municipal securities	—	—	20,937	1,202	20,937	1,202
Mortgage-backed securities	—	—	46,100	4,249	46,100	4,249
Corporate debt and other securities	—	—	22,553	8,344	22,553	8,344

Total	$—	$—	$89,839	$13,797	$89,839	$13,797

	December 31, 2007
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. agency securities	$500	$—	$36,633	$75	$37,133	$75
State, county and municipal securities	15,170	331	3,659	64	18,829	395
Mortgage-backed securities	10,310	69	59,162	819	69,472	888
Corporate debt and other securities	19,224	1,056	12,874	847	32,098	1,903

Total	$45,204	$1,456	$112,328	$1,805	$157,532	$3,261

The following is a summary of the total count by category of investment securities with gross unrealized losses:

	December 31, 2008
	Total Number of Securities
	Less Than	More Than
	12 Months	12 Months	Total

U.S. agency securities	—	1	1
State, county and municipal securities	—	59	59
Mortgage-backed securities	—	35	35
Corporate debt and other securities	—	15	15

Total	—	110	110

The following table provides further detail of the total investment securities portfolio at December 31, 2008:

			Net Unrealized
	Amortized Cost	Fair Value	Gain (Loss)
	(In thousands)

U.S. agency and agency MBS — AAA rated	$257,946	$261,790	$3,844
State, county and municipal securities	41,379	40,622	(757)
Non-agency MBS — AAA rated	24,179	20,142	(4,037)
Non-agency MBS — A and B2 rated	2,035	2,035	—
Bank and pooled trust preferred securities	24,390	16,643	(7,747)
Corporate securities	5,944	5,746	(198)
Fannie Mae and Freddie Mac preferred stock	563	164	(399)

Total	$356,436	$347,142	$(9,294)

The unrealized losses associated with the U.S. agency and agency MBS securities are caused by changes in interest rates. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at December 31, 2008. We believe that all contractual cash flows will be received on this portfolio.

The non-agency MBS securities portfolio has experienced various levels of price declines during 2008. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. No losses are expected in this portfolio at December 31, 2008. We believe all contractual cash flows on these securities will be received. During the third and fourth quarters of 2008, we recognized a $1.9 million, ($1.2 million, net of tax), non-cash OTTI charge on three non-agency MBS securities which experienced significant rating downgrades.

The bank and insurance pooled trust preferred securities prices continue to decline due to reduced demand for these securities as their average lives have lengthened and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At December 31, 2008, we believe that the credit quality of these securities remains adequate to absorb further economic declines. As a result, we currently believe all contractual cash flows will be received on this portfolio.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At December 31, 2008, all of the securities are current as to principal and interest payments, and we currently expect them to remain so in the foreseeable future.

On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At December 31, 2008, we held in our available-for-sale investment portfolio preferred securities issued by Fannie Mae and Freddie Mac with a cost basis of $8.6 million. After the conservatorship, these securities currently trade at five to seven percent of par value. We do not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, we recognized a $8.1 million, ($5.1 million, net of tax), non-cash OTTI charge on these investments during the third quarter of 2008.

We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At December 31, 2008, management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

Tax lien certificates.  During 2008, we purchased $35.4 million in tax lien certificates from various municipalities primarily in Alabama, Indiana, Mississippi, Florida, Illinois, New Jersey and South Carolina. In addition to these states, we had liens in Colorado and Nebraska. Tax lien certificates are carried at cost plus accrued interest, which approximates fair value. Tax lien certificates and resulting deeds are classified as nonaccrual when a tax lien certificate is 24 to 48 months delinquent from the acquisition date, depending on the municipality. At that time, interest ceases to be accrued. At December 31, 2008, approximately $13.6 million in liens had a maturity date of less than one year. As of December 31, 2008, there were no delinquent or nonperforming liens. During 2008, approximately $1.3 million in liens that had matured or had near term maturities were sold to a third party. The outstanding tax lien balances for the years ended December 31, 2008 and 2007 were $23.8 million and $15.6 million, respectively.

Property and Equipment.  Property and equipment totaled $104.1 million at December 31, 2008, a decrease of (0.68%), or ($0.7) million, from $104.8 million at December 31, 2007. During 2008 we had purchases of property and equipment of approximately $12.1 million and dispositions of approximately $7.6 million. Our purchases were primarily related to new branch expansion and dispositions were related to real property sales including the sale lease-back transactions described below. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $6.6 million, $4.6 million and $3.3 million, respectively. We also transferred property that had been held for sale totaling approximately $1.5 million into the property and equipment classification.

On January 30, 2008, the Bank entered into agreements with a limited liability company, of which one of our directors is a member, pursuant to which the limited liability company purchased on January 31, 2008 office buildings located in Albertville and Athens, Alabama for a total of $4.3 million. The limited liability company then leased the building back to the Bank. The initial term of each lease is 13 years and each lease may be renewed, at the Bank’s option, for two additional terms of five years each. The amount of the monthly lease payments to be made by the Bank in the first year is $13,240 for the Albertville office and $14,208 for the Athens office. These amounts increase annually until the monthly lease payments reach $17,393 for the Albertville office and $18,666 for the Athens office in year 13. Annual rent escalations associated with these leases are being accounted for on a straight line basis over the lease terms. Rent for the renewal terms is to be determined based on appraisals of the properties. A gain of $73,000 was realized on these transactions which will be recognized as a reduction of rental expense over the remaining term of the leases. These transactions were entered into in the ordinary course of business and are being accounted for as operating leases.

As a result of our acquisitions, recent branch expansion and related sale-leaseback transactions our operating lease commitments have increased significantly. This has significantly increased our rental expense during 2008 to

$3.7 million, a $1.2 million increase from $2.5 million in 2007, which increased $1.2 million from $1.3 million in 2006. Please refer to our “Liquidity” discussion for the amount of future operating lease commitments.

Deposits.  Noninterest-bearing deposits totaled $212.7 million at December 31, 2008, an increase of 2.5%, or $5.1 million, from $207.6 million at December 31, 2007. Noninterest-bearing deposits were 9.1% of total deposits at December 31, 2008 compared to 9.4% at December 31, 2007.

Interest-bearing deposits totaled $2.131 billion at December 31, 2008, an increase of 6.9%, or $138 million, from $1.993 billion at December 31, 2007. Interest-bearing deposits averaged $2.010 billion for the year ended December 31, 2008 compared to $1.791 billion for the year ended December 31, 2007. The average rate paid on all interest-bearing deposits during 2008 was 3.40%, compared to 4.45% for 2007.

The following table sets forth the composition of our total deposit accounts at the dates indicated.

	December 31,	December 31,	Percent
	2008	2007	Change
	(Dollars in thousands)

Noninterest-bearing demand	$212,732	$207,602	2.47%
Alabama segment	127,115	128,009	(0.70)
Florida segment	78,639	73,061	7.63
Other	6,978	6,532	6.83
Interest-bearing demand	632,430	657,809	(3.86)
Alabama segment	298,405	295,794	0.88
Florida segment	178,850	253,017	(29.31)
Other	155,175	108,998	42.36
Savings	185,522	59,507	211.77
Alabama segment	106,946	33,919	215.30
Florida segment	76,449	25,056	205.11
Other	2,127	532	299.81
Time deposits	1,312,304	1,275,693	2.87
Alabama segment	608,056	694,380	(12.43)
Florida segment	490,266	462,071	6.10
Other	213,982	119,242	79.45

Total deposits	$2,342,988	$2,200,611	6.47%

Alabama segment	$1,140,522	$1,152,102	(1.01)%

Florida segment	$842,204	$813,205	1.35%

Other	$378,262	$235,304	60.75%

At December 31, 2008 and 2007, we had deposits from related parties of approximately $22.1 million and $35.8 million, respectively. We believe that all of the deposit transactions were made on terms and conditions in the ordinary course of business.

The following table sets forth our average deposits by category for the periods indicated:

Average Deposits

	Average for the Year
	2008		2007		2006
	Average		Average		Average
	Amount	Average	Amount	Average	Amount	Average
	Outstanding	Rate Paid	Outstanding	Rate Paid	Outstanding	Rate Paid
	(Dollars in thousands)

Noninterest-bearing demand deposits	$218,486	—%	$191,066	—%	$111,757	—%
Interest-bearing demand deposits	637,800	2.31	568,125	3.66	359,262	3.30
Savings deposits	121,645	2.25	50,652	1.61	27,968	.63
Time deposits-customer	1,096,841	4.07	1,023,573	4.90	575,065	4.40

Total average customer deposits	2,074,772	3.00	1,833,416	3.92	1,074,052	3.48
Time deposits-brokered	153,631	4.08	148,369	5.31	189,722	4.83

Total average deposits	$2,228,403	3.07%	$1,981,785	4.02%	$1,263,774	3.68%

Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 71.7% of our total deposits at December 31, 2008 compared to 71.8% at December 31, 2007. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 98.8% at December 31, 2008, compared to 91.7% at December 31, 2007.

Borrowed Funds.  During 2008, average borrowed funds increased $106.8 million, or 42.8%, to $356.2 million, from $249.4 million during 2007, which in turn increased $20.8 million, or 9.1%, from $228.6 million during 2006. The average rate paid on borrowed funds during 2008, 2007 and 2006 was 3.40%, 5.20%, and 5.07%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

Borrowed funds as of December 31, 2008 consist primarily of advances from the FHLB. The following is a summary, by year of contractual maturity, of advances from the FHLB as of December 31, 2008 and 2007:

	2008		2007
	Weighted		Weighted
Year	Average Rate	Balance	Average Rate	Balance
	(Dollars in thousands)

2008	—%	$—	4.62%	$74,488
2009	1.03	142,984	4.33	30,032
2010	6.41	5,000	4.83	25,000
2011	2.69	75,000	4.80	4,968
2012	4.44	5,000	4.49	30,000
2013	3.46	35,000	—	—
2015	4.58	66,340	5.39	26,340
2020	4.28	32,000	4.28	32,000

Total	2.67%	$361,324	4.63%	$222,828

The above schedule is by contractual maturity. Call dates for the above are as follows: 2009, $104 million; and 2010, $111 million

The advances are secured by a blanket lien on certain residential and commercial real estate loans and agency mortgage-backed securities, all with a carrying value of approximately $946 million at December 31, 2008. We have available approximately $199.0 in unused advances under the blanket lien subject to the availability of qualifying collateral.

In February 2008, FHLB advances totaling $100.0 million were refinanced to lower the current interest rate in response to current market conditions. This refinancing was accounted for as debt modification, therefore no gain or loss was recognized on the transaction.

The FHLB has issued for the benefit of the Bank a $20.0 million irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 5, 2010 upon sixty days’ prior notice of non-renewal; otherwise, it shall automatically extend for a successive one-year term.

We have available approximately $35 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements.

Subordinated Debentures

Issuance of Subordinated Debt and Related Warrant.  On September 17, 2008, our banking subsidiary entered into an Agreement to Purchase Subordinated Notes (the “Agreement”) with Durden Enterprises, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, the Bank issued to the Purchaser $10 million in aggregate principal amount of 9.5% Subordinated Notes due September 15, 2018 (the “Notes”), and we issued to the Purchaser a warrant (the “Warrant”) to purchase up to one million shares of our common stock, $.001 par value per share, at a price of $7.53 per share. The exercise price for the Warrant was based on the average of the closing prices of our common stock for the 10 trading days immediately preceding September 17, 2008. Interest on the Note is payable quarterly. The Purchaser may, subject to regulatory approval, accelerate the payment of principal and interest if there is an event of default under the terms of the Note. Events of default are limited to the commencement of voluntary or involuntary bankruptcy or similar proceedings with respect to the Bank. Beginning on September 15, 2013, the Bank may redeem all or a portion of the Notes on any interest payment date at a price equal to 100% of the principal amount of the redeemed Notes plus accrued but unpaid interest.

The fair value of the Warrant totaling $2.6 million was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized into interest expense over the term of the Agreement. The Warrant is exercisable at any time prior to the close of business on September 15, 2013. We agreed to register with the Securities and Exchange Commission the stock that would be issued to the Purchaser upon the exercise of the Warrant. We also granted to the Purchaser an option to purchase up to $10 million in additional subordinated notes and receive additional warrants in the future on similar terms and conditions with such changes as are necessary to reflect market conditions at that time. K. Earl Durden, the managing member of the Purchaser, is a retired director of Superior Bancorp and Superior Bank.

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

We have three additional sponsored trusts, TBC Capital II, Community Capital I and Peoples Trust I, of which 100% of the common equity is owned by us. The trusts were formed for the purpose of issuing obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of ours (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, Community Capital I and Peoples Trust I trusts are first redeemable, in whole or in part, by us on September 7, 2010, March 8, 2010 and December 15, 2010, respectively.

Consolidated debt obligations related to these subsidiary trusts are as follows (in thousands):

	December 31,
	2008	2007

10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310	10,310
3-month LIBOR plus 1.33% junior subordinated debentures owed to Superior Capital Trust I due September 15, 2037(1)	22,681	22,681
6.41% junior subordinated debentures owed to Peoples Community Capital Trust I due December 15, 2035(2)	4,124	4,124
Purchase accounting adjustment	819	1,165

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$53,398	$53,744

(1)	Current interest rate is equal to 3.33% at December 31, 2008. The Corporation has entered into interest rate swap agreements for an average effective fixed rate of 4.42%.

(2)	Converts to quarterly floating rate of LIBOR plus 1.45% in December 2010.

Stockholders’ Equity

Overview.  Our stockholders’ equity totaled $251.2 million at December 31, 2008 compared to $350.1 million at December 31, 2007. See the “Statement of Changes in Stockholders Equity” in the Consolidated Financial Statements included elsewhere in this report. During the fourth quarter of 2008 we received $69 million in proceeds from the issuance of 69,000 shares of cumulative perpetual preferred stock, as discussed below, and as of December 31, 2008 we had 10,403,087 shares of common stock issued and 10,074,999 shares outstanding. The proceeds from the preferred stock were offset by a $163 million net loss and other components of our comprehensive loss discussed below.

On April 28, 2008, we completed a 1-for-4 reverse split of our common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brought our authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this annual report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the opening of trading on April 28, 2008.

Other Comprehensive (Loss) Income.  Our stockholder’s equity was significantly affected by various components of our comprehensive loss during 2008. The components of other comprehensive (loss) income for the years ended December 31, 2008 and 2007 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(In thousands)

2008
Unrealized loss on available for sale securities	$(16,885)	$6,203	$(10,682)
Less reclassification adjustment for losses realized in net loss	8,453	(3,128)	5,325
Unrealized loss on derivatives	(955)	354	(601)
Defined benefit pension plan — net loss arising during the period	(3,398)	1,260	(2,141)

Net unrealized loss	$(12,785)	$4,689	$(8,099)

2007
Unrealized gain on available for sale securities	$2,344	$(918)	$1,426
Less reclassification adjustment for gains realized in net income	(308)	120	(188)
Defined benefit pension plan — net gain arising during the period	615	(227)	388

Net unrealized gain	$2,651	$(1,025)	$1,626

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio. Additional discussion is included the “Market Risk — Derivative Positions” on the unrealized loss on derivatives. Certain information regarding our pension liability is disclosed in Note 20 to the consolidated financial statements which includes asset values, projected benefit obligations, investment policies and asset allocations.

Issuance of Preferred Stock and Related Warrant.  On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we issued and sold, and the United States Department of the Treasury (the “Treasury”) purchased, (i) 69,000 shares (the “Preferred Shares”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 1,923,792 shares of our voting common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $5.38 per share, for an aggregate purchase price of $69 million in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by our Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with our other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of our company. Subject to the approval of the Office of Thrift Supervision, the Preferred Shares are redeemable at our option at 100% of our liquidation preference, provided that the Preferred Shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (December 5, 2011) only if (i) we have raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the letter agreement, dated December 5, 2008 between us and the Treasury (including the Securities Purchase Agreement — Standard Terms incorporated by reference therein) (the “Purchase Agreement”) and set forth below) in excess of $17.3 million and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Notwithstanding the foregoing provisions of the TARP agreements, the ARRA eliminated most of the restrictions on redemption of the Preferred Shares. Subject to consultation with the Office of Thrift Supervision, we may redeem the Preferred Shares without regard to any waiting period or whether we have participated in a Qualified Equity Offering.

The Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 1,923,792 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which we have received aggregate gross proceeds of not less than $69 million from one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) and (ii) December 31, 2009. In the event we complete one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) on or prior to December 31, 2009 that result in us receiving aggregate gross proceeds of not less than $69 million, the number of the shares of Common Stock underlying the portion of the Warrant then held by the Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. For the purposes of the foregoing, “Qualified Equity Offering” is defined as the sale and issuance for cash by us to persons other than us or any of our subsidiaries after the Closing Date of shares of perpetual Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in our Tier I capital at the time of issuance under the applicable risk-based capital guidelines of our federal banking agency (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

The fair value of the Warrant of $6.1 million was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized against retained earnings as part of the preferred stock dividend until December 5, 2013. The amortization of the warrant increases the effective yield on the preferred stock to 7.11%.

Stock Repurchase Plan.  We announced in June 2007 that our Board of Directors had approved the repurchase of up to 250,000 shares of our outstanding common stock. During the quarter ended September 30, 2007, we purchased 250,000 shares of then outstanding stock at an average price of $36.88 per share, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions and were not repurchased from our management team or other insiders.

We announced in October 2007, that our Board of Directors approved the purchase of an additional 250,000 shares of our outstanding common stock beginning on or after November 2, 2007. During the quarter ended December 31, 2007, we purchased 45,500 shares of then outstanding stock at an average price of $26.44, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions. We did not repurchase any shares from our management team or other insiders. This stock repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

Stock Incentive Plan.  In April 2008, our stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for our directors and key employees to further the growth, development and our financial success by personally benefiting through the ownership of the our common stock, or other rights which recognize such growth, development and financial success. Our Board also believes the 2008 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect our financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights). Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.

A summary of stock option activity as of December 31, 2008 and changes during the year then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
For the Year Ended December 31, 2008	Number	Price	Term	Intrinsic Value

Under option, beginning of period	802,048	$33.08
Granted	114,875	9.45
Exercised	—	—
Forfeited	(68,001)	(32.35)

Under option, end of period	848,922	$29.94	6.19	$—

Exercisable at end of period	634,028	$31.72	3.94	$—

Weighted-average fair value per option of options granted during the period	$3.95

During the year ended December 31, 2008, 2007 and 2006, the Corporation recognized approximately $623,000, $473,000 and $165,000 in compensation expense related to options granted. Additional disclosure regarding our stock incentive plan is included in Note 12 to the consolidated financial statements.

In January 2008, members of our management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share, or $497,000 in the aggregate which will be recognized over a 24-month period as 50% of the stock vests on January 22, 2009 and the remaining 50% vests on January 22, 2010. During the twelve-month period ended December 31, 2008, we recognized approximately $286,000 in compensation expense related to restricted stock. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. the right to vote, receive dividends, etc), prior to vesting.

Superior Bancorp ESOP.  Effective August 31, 2007, we terminated the Superior Bancorp Employee Stock Ownership Plan (the “ESOP”). The ESOP was leveraged, and the ESOP owed us $1.2 million at the termination date. This debt was satisfied by the transfer from the ESOP to us of 31,867 unallocated shares of Corporation common stock valued at a price of $36.56 per share, the closing price that day. We transferred these shares during the third quarter of 2007 to treasury stock at current market value from the unallocated ESOP shares account. The remaining 4,295 unallocated shares were committed to be allocated to the participants’ accounts, and, as a result, we recognized additional compensation expense during the third quarter of 2007 of approximately $158,000.

Community Bancshares ESOP.  As a result of our merger with Community, we became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan payable to us that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2008, the interest rate on the note was 4.00%. Principal and interest payments on the ESOP loan are due monthly through August, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. We make contributions to the Community ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or interest income be recognized on the employer loan. We have followed SOP 93-6 accordingly. The principal balance of our loan to the Community ESOP at December 31, 2008 was $708,000.

An employee becomes a participant in the Community ESOP after completing 12 months of service during which the employee is credited with 1,000 hours or more of service. Contributions to the plan are made at the discretion of the board but may not be less than the amount required to service the ESOP debt. Under the terms of the ESOP, after a person ceases to be an employee, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive all stock credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the periods ended December 31, 2008 and 2007 was $36,000 and $125,000, respectively. The ESOP shares as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Allocated shares	86,443	83,460
Estimated shares committed to be released	3,908	2,983
Unreleased shares	9,774	13,682

Total ESOP shares	100,125	100,125

Fair value of unreleased shares	$43,000	$294,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes that the Bank meets all applicable capital adequacy requirements as of December 31, 2008 and 2007.

The table below represents the Bank’s actual regulatory and minimum regulatory capital requirements at December 31, 2008 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Tier 1 Core Capital (to Adjusted Total Assets)	$271,146	9.00%	$120,510	4.00%	$150,638	5.00%
Total Capital (to Risk Weighted Assets)	304,892	12.15	200,761	8.00	250,951	10.00
Tier 1 Capital (to Risk Weighted Assets)	271,146	10.80	N/A	N/A	150,571	6.00
Tangible Capital (to Adjusted Total Assets)	271,146	9.00	45,191	1.50	N/A	N/A

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). Such forward looking statements should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; (11) the effect of natural disasters, such as hurricanes, in our geographic markets; and (12) regulatory, legal or judicial proceedings; (13) the continuing instability in the domestic and international capital markets; (14) the effects of new and proposed laws relating to financial institutions and credit transactions; and (15) the effects of policy initiatives that may be introduced by the new Presidential administration, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives.

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

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Bancorp

We have audited the accompanying consolidated statements of financial condition of Superior Bancorp (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Superior Bancorp

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006, of Superior Bancorp (formerly, The Banc Corporation) and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Superior Bancorp and subsidiaries and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Carr, Riggs & Ingram, LLC

Dothan, Alabama
March 16, 2007

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(In Thousands)

ASSETS
Cash and due from banks	$74,237	$52,983
Interest-bearing deposits in other banks	10,042	6,916
Federal funds sold	5,169	3,452
Investment securities available for sale	347,142	361,171
Tax lien certificates	23,786	15,615
Mortgage loans held for sale	22,040	33,408
Loans	2,316,915	2,018,351
Unearned income	(1,994)	(1,340)

Loans, net of unearned income	2,314,921	2,017,011
Allowance for loan losses	(28,850)	(22,868)

Net loans	2,286,071	1,994,143
Premises and equipment, net	104,085	104,799
Accrued interest receivable	14,794	16,512
Stock in FHLB and Federal Reserve Bank	21,410	14,945
Cash surrender value of life insurance	48,291	45,277
Goodwill and intangible assets	21,052	187,520
Other real estate	19,971	4,277
Other assets	54,611	44,407

Total assets	$3,052,701	$2,885,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$212,732	$207,602
Interest-bearing demand	632,430	657,809
Savings	185,522	59,507
Time deposits $100,000 and over	662,175	620,718
Other time deposits	650,129	654,975

Total deposits	2,342,988	2,200,611
Advances from FHLB	361,324	222,828
Federal funds borrowed and security repurchase agreements	3,563	17,075
Notes payable	7,000	9,500
Subordinated debentures, net	60,884	53,744
Accrued expenses and other liabilities	25,703	31,625

Total liabilities	2,801,462	2,535,383

Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, 69,000 and -0- shares issued and outstanding at December 31, 2008, and 2007 respectively	—	—
Common stock, par value $.001 per share; shares authorized 15,000,000; shares issued 10,403,087 in 2008 and 10,380,658 in 2007; outstanding 10,074,999 in 2008 and 10,027,079 in 2007	10	10
Surplus — preferred	62,978	—
— warrants	8,646	—
— common	329,461	329,232
Accumulated (deficit) retained earnings	(129,904)	33,557
Accumulated other comprehensive (loss) gain	(7,925)	174
Treasury stock, at cost — 321,485 and 347,536 shares, respectively	(11,373)	(12,309)
Unearned ESOP stock	(443)	(622)
Unearned restricted stock	(211)	—

Total stockholders’ equity	251,239	350,042

Total liabilities and stockholders’ equity	$3,052,701	$2,885,425

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In Thousands, Except Per Share Data)

Interest income:
Interest and fees on loans	$147,162	$150,443	$92,659
Interest on taxable securities	16,310	17,174	12,994
Interest on tax-exempt securities	1,716	897	389
Interest on federal funds sold	122	471	570
Interest and dividends on other investments	2,578	2,944	2,165

Total interest income	167,888	171,929	108,777
Interest expense:
Interest on deposits	68,405	79,667	46,511
Interest on other borrowed funds	12,104	12,971	11,603
Interest on subordinated debentures	4,094	4,129	3,269

Total interest expense	84,603	96,767	61,383

Net interest income	83,285	75,162	47,394
Provision for loan losses	13,112	4,541	2,500

Net interest income after provision for loan losses	70,173	70,621	44,894
Noninterest income:
Service charges and fees on deposits	9,295	7,957	4,915
Mortgage banking income	3,972	3,860	2,997
Investment securities (loss) gain	(8,453)	308	—
Change in fair value of derivatives	1,240	1,310	374
Increase in cash surrender value of life insurance	2,274	1,895	1,580
Gain on extinguishment of liabilities	2,918	—	—
Other income	5,521	4,027	1,945

Total noninterest income	16,767	19,357	11,811
Noninterest expenses:
Salaries and employee benefits	49,672	42,316	26,805
Occupancy, furniture and equipment	17,197	13,391	7,754
Management separation costs	—	—	265
Amortization of core deposit intangibles	3,585	1,691	442
Loss on extinguishment of debt	—	1,469	—
Merger-related costs	118	639	635
Loss on termination of ESOP	—	158	—
Subsidiary startup costs	—	—	135
Goodwill impairment charge	160,306	—	—
Other expenses	23,800	18,559	13,749

Total noninterest expenses	254,678	78,223	49,785

(Loss) income before income taxes	(167,738)	11,755	6,920
Income tax (benefit) expense	(4,588)	4,134	1,923

Net (loss) income	(163,150)	7,621	4,997
Preferred stock dividends	311	—	—

Net (loss) income applicable to common stockholders	$(163,461)	$7,621	$4,997

Weighted average common shares outstanding	10,021	9,244	5,852
Weighted average common shares outstanding, assuming dilution	10,021	9,333	6,008
Basic net (loss) income per common share	$(16.31)	$0.82	$0.85
Diluted net (loss) income per common share	(16.31)	0.82	0.83

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated	Accumulated
						(Deficit)	Other		Unearned	Unearned	Total
	Preferred	Common	Surplus			Retained	Comprehensive	Treasury	ESOP	Restricted	Stockholders’
	Stock	Stock	Preferred	Warrants	Common	Earnings	(Loss) Gain	Stock	Stock	Stock	Equity
	(In Thousands, Except Share Data)

Balance at January 1, 2006	$—	$5	$—	$—	$87,994	$21,494	$(2,544)	$(341)	$(1,543)	$—	$105,065
Comprehensive income:
Net income	—	—	—	—	—	4,997	—	—	—	—	4,997
Other comprehensive income, net of tax expense of $556, unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	831	—	—	—	831
Change in accumulated gain on cash flow hedge, net of tax	—	—	—	—	—	—	(23)	—	—	—	(23)
Defined benefit pension plan — net gain	—	—	—	—	—	—	284	—	—	—	284

Comprehensive income											6,089
Issuance of 1,218 shares of treasury stock	—	—	—	—	20	—	—	32	—	—	52
Issuance of 1,556,680 shares for Kensington purchase	—	1	—	—	70,970	—	—	—	—	—	70,971
Issuance of 14,044 shares related to board compensation	—	—	—	—	569	—	—	—	—	—	569
Issuance of 2,018,045 shares for Community	—	2	—	—	93,051	—	—	(407)	(759)	—	91,887
Stock options exercised — 38,955 shares	—	—	—	—	992	—	—	—	—	—	992
Compensation expense related to stock options	—	—	—	—	159	—	—	—	—	—	159
Release of 6,675 shares by ESOP	—	—	—	—	87	—	—	—	216	—	303

Balance at December 31, 2006	—	8	—	—	253,842	26,491	(1,452)	(716)	(2,086)	—	276,087
Adoption of FIN 48	—	—	—	—	—	(555)	—	—	—	—	(555)
Comprehensive income:
Net income	—	—	—	—	—	7,621	—	—	—	—	7,621
Other comprehensive income, net of tax expense of $798, unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	1,238	—	—	—	1,238
Defined benefit pension plan — net gain	—	—	—	—	—	—	388	—	—	—	388

Comprehensive income											9,247
Repurchase of 295,500 shares of treasury stock	—	—	—	—	—	—	—	(10,428)	—	—	(10,428)
Issuance of 1,658,781 shares for People’s purchase	—	2	—	—	73,802	—	—	—	—	—	73,804
Issuance of 6,941 shares related to board compensation	—	—	—	—	278	—	—	—	—	—	278
Stock options exercised — 21,250 shares	—	—	—	—	640	—	—	—	—	—	640
Compensation expense related to stock options	—	—	—	—	472	—	—	—	—	—	472
Release of 12,284 shares by ESOP	—	—	—	—	198	—	—	—	299	—	497
Termination of ESOP — 31,867 shares transferred	—	—	—	—	—	—	—	(1,165)	1,165	—	—

Balance at December 31, 2007	—	10	—	—	329,232	$33,557	174	(12,309)	(622)	—	350,042
Comprehensive income:
Net loss	—	—	—	—	—	(163,150)	—	—	—	—	(163,150)
Other comprehensive loss, net of tax benefit of $3,075 unrealized loss on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	(5,357)	—	—	—	(5,357)
Change in accumulated loss on cash flow hedging instrument, net of tax expense of $354	—	—	—	—	—	—	(601)	—	—	—	(601)
Defined benefit pension plan — net loss	—	—	—	—	—	—	(2,141)	—	—	—	(2,141)

Comprehensive loss											(171,249)
Issuance of warrant to purchase 1,000,000 shares of common stock related to subordinated notes	—	—	—	2,553	—	—	—	—	—	—	2,553
Issuance of 69,000 shares of cumulative preferred stock	—	—	69,000	—	—	—	—	—	—	—	69,000
Issuance of warrant to purchase 1,923,392 shares of common stock related to preferred stock	—	—	(6,093)	6,093	—	—	—	—	—	—	—
Cumulative preferred stock dividend of $240: Net of amortization	—	—	71	—	—	(311)	—	—	—	—	(240)
Transfer of treasury stock to restricted	—	—	—	—	(447)	—	—	944	—	(497)	—
Amortization of unearned restricted stock	—	—	—	—	—	—	—	(8)	—	286	278
Issuance of 26,795 shares related to board compensation	—	—	—	—	292	—	—	—	—	—	292
Compensation expense related to stock options	—	—	—	—	623	—	—	—	—	—	623
Fractional shares and issuance costs	—	—	—	—	(94)	—	—	—	—	—	(94)
Release of 3,881 shares by ESOP	—	—	—	—	(145)	—	—	—	179	—	34

Balance at December 31, 2008	$—	$10	$62,978	$8,646	$329,461	$(129,904)	$(7,925)	$(11,373)	$(443)	$(211)	$251,239

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Operating activities
Net (loss) income	$(163,150)	$7,621	$4,997
Adjustments to reconcile net (loss) income to net cash provided by operations:
Goodwill impairment charge	160,306	—	—
Depreciation	6,576	4,630	3,245
Amortization of core deposit and other intangibles	4,001	1,868	—
Net (discount) premium amortization on securities	(63)	(116)	298
Loss (gain) on sale of investment securities	8,453	(308)	—
(Gain) on sale of interest rate floors	(678)	—	—
Loss on foreclosed assets	528	170	181
Provision for loan losses	13,112	4,541	2,500
Increase (decrease) in accrued interest receivable	1,718	(386)	(750)
Deferred income tax (benefit) expense	(4,736)	4,021	1,923
Gain on sale of assets	(11)	(139)	(254)
(Gain) loss on extinguishment of liabilities	(2,918)	1,469	—
Net gain on mortgage loans held for sale	(1,930)	(1,543)	(1,203)
Origination of mortgage loans held for sale	(396,330)	(335,424)	(266,848)
Proceeds from sale of mortgage loans held for sale	409,628	327,992	266,058
Other operating activities, net	(8,538)	(10,653)	(3,781)

Net cash provided by operating activities	25,968	3,743	6,366
Investing activities
(Increase) decrease in interest bearing deposits in other banks	(3,126)	4,078	1,222
(Increase) decrease in federal funds sold	(1,717)	25,933	11,052
Proceeds from sales of investment securities available for sale	44,620	18,378	215,717
Proceeds from maturities of investment securities available for sale	112,106	82,873	39,233
Purchase of investment securities available for sale	(159,430)	(59,910)	(72,319)
Net increase in loans	(328,452)	(132,769)	(200,837)
Net cash received in business combinations	—	1,231	18,642
Redemptions of tax lien certificates	27,242	20,499	5,721
Purchase of tax lien certificates	(35,413)	(19,801)	(21,745)
Purchase of premises and equipment	(12,045)	(23,833)	(13,813)
Proceeds from sale of premises and equipment	7,643	5,630	1,835
Proceeds from sale of foreclosed assets	6,996	7,327	1,722
Increase in stock of FHLB	(6,465)	(2,563)	(1,416)
Other investing activities, net	177	4,005	3,503

Net cash used in investing activities	(347,864)	(68,922)	(11,483)
Financing activities
Net increase (decrease) in demand and savings deposits	105,222	(7,824)	59,375
Net increase in time deposits	36,611	92,150	60,766
Increase (decrease) in FHLB advances	138,496	(2,995)	(62,051)
Proceeds from note payable	10,000	10,000	2,000
Principal payment on note payable	(12,500)	(6,045)	(210)
Net decrease in other borrowed funds	(13,679)	(13,304)	(41,060)
Proceeds from issuance of subordinated debentures	10,000	22,680	—
Principal payment on junior subordinated debentures	—	(16,495)	—
Purchase of treasury stock	—	(10,428)	—
Proceeds from issuance of common stock	—	640	992
Proceeds from issuance of preferred stock	69,000	—	—

Net cash provided by financing activities	343,150	68,379	19,812

Increase in cash and due from banks	21,254	3,200	14,695
Cash and due from banks at beginning of year	52,983	49,783	35,088

Cash and due from banks at end of year	$74,237	$52,983	$49,783

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$86,229	$97,848	$56,831
Income taxes	(1,432)	(564)	(1,706)
Transfer of foreclosed assets	28,419	9,239	935
Assets acquired in business combinations	—	376,061	1,006,674
Liabilities assumed in business combinations	—	303,487	838,102
Issuance of common stock in acquisitions	—	73,804	162,858

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Basis of Presentation and Variable Interest Entities

The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its consolidated wholly-owned subsidiaries. The Corporation also has investments in certain unconsolidated variable interest entities (VIE) as described below. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2008 presentation. These reclassifications are immaterial and had no effect on net income (loss), total assets or stockholder’s equity.

The Corporation considers a voting rights entity to be a subsidiary and consolidates it if the Corporation has a controlling financial interest in the entity. VIE’s are consolidated if the Corporation is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary).

The Corporation holds variable interests in four special purpose trusts which were formed for the issuance of trust preferred securities to outside investors (See Note 11). The Corporation does not absorb a majority of the expected losses or residual returns of the trusts; therefore, the Corporation is not considered the primary beneficiary and does not consolidate the trusts. At December 31, 2008 and 2007, the Corporation had recorded common equity investments in other assets on its Consolidated Statement of Financial Condition of $1,579,000 that were associated with these trusts.

The Corporation also has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and anticipates receiving future income tax credits related to its investments in the projects. At December 31, 2008, the Corporation had recorded investments in other assets on its Consolidated Statement of Financial Condition of approximately $2,241,000 which represents approximately 50% of the total limited partnership investment to be made in the affordable housing projects. The Corporation is committed to funding the remaining investment once the projects are certified for occupancy and placed into service sometime during the early part of 2009. The Corporation has determined that these structures meet the definition of VIEs but that consolidation of these direct limited partnership investments in affordable housing projects is not required, as the Corporation is not the primary beneficiary. At December 31, 2008, the Corporation’s maximum exposure to loss associated with these limited partnerships was limited to the Company’s recorded investment plus $645,000 in direct construction loans. In future periods, when these projects are placed into service, the Corporation intends to account for these investments and the related tax credits using the effective-yield method. Under the effective-yield method, the Corporation will recognize the tax credits as they are allocated and will amortize the initial costs of the investment to provide a constant effective yield over the period that tax credits are allocated.

Restatement to Reflect 1-for-4 Reverse Stock Split

All disclosures regarding common stock and related earnings per share have been retroactively restated for all periods presented prior to 2008 to reflect a 1-for-4 reverse stock split effective April 28, 2008 (see Note 27).

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption “Cash and Due from Banks.” These amounts include cash on-hand, non-interest-bearing deposits with other financial institutions and deposits in-transit.

The Corporation’s banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which are based on a percentage of deposits. At December 31, 2008 and 2007, the Corporation’s reserve requirements were $2,941,000 and $6,759,000, with which it was in full compliance.

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

Tax lien certificates

Tax lien certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax lien certificates are carried at cost plus accrued interest which approximates fair value. Tax lien certificates and resulting deeds are classified as non-accrual when a tax lien certificate is 24 to 48 months delinquent, depending on the municipality, from the acquisition date, at which time interest ceases to be accrued.

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

Accrual of interest is discontinued on loans which are more than ninety days past due unless the loan is well secured and in the process of collection. “Well secured” indicates that the debt must be secured by collateral having sufficient realizable value to discharge the debt, including accrued interest, in full. “In the process of collection” indicates that collection of the debt is proceeding in due course either through legal action or other collection effort that is reasonably expected to result in repayment of the debt in full within a reasonable period of time, usually within one hundred eighty days of the date the loan became past due. Any unpaid interest previously accrued on

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

these loans is reversed from income. Interest payments received on these loans are applied as a reduction of the loan principal balance.

It is the responsibility of management to assess and maintain the allowance for loan losses at a level it believes is appropriate to absorb the estimated credit losses within our loan portfolio through the provision for loan losses. The determination of the allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio including it’s judgment regarding certain internal and external factors that affect loan collectibility. This process is performed on a quarterly basis under the oversight of the board of directors. The estimation of the allowance for loan losses is based on two basic components — those estimations calculated in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) 5 and those specific impairments under SFAS 114 (see discussions below). The calculation of the allowance for loan losses is inherently subjective and actual losses could be greater or less than the estimates.

The allowance for loan loss is considered to be a significant estimate and is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb inherent losses on existing loans.

Under SFAS 5 estimated losses on all loans that have not been identified with specific impairment, under SFAS 114, are calculated based on the historical loss ratios applied to standard loan categories using a four-year rolling average, adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:

•	trends in volume.
•	effects of changes in credit concentrations.
•	levels of and trends in delinquencies, classified loans, and non-performing assets.
•	levels of and trends in charge-offs and recoveries.
•	changes in lending policies and underwriting guidelines.
•	national and local economic trends and condition.
•	mergers and acquisitions.

Pursuant to SFAS No. 114, impaired loans are loans which are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. The Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. Impaired loans and other nonaccrual loans are returned to accrual status if the loan is brought contractually current as to both principal and interest and repayment ability is demonstrated, or if the loan is in the process of collection and no loss is anticipated.

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

The assignment of loan risk ratings is the primary responsibility of the lending officer and is subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit Committee of the Board of Directors. The Corporation has a centralized loan administration department to serve our entire bank. This department provides standardized oversight for compliance with loan approval authorities and bank lending policies and procedures, as well as centralized supervision, monitoring and accessibility.

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

Intangible Assets

Intangible assets include primarily goodwill, which is the excess of cost over the fair value of net assets of acquired businesses, (See Note 2 — Business Combinations) and core deposit intangible assets, which are amounts recorded related to the value of acquired non-maturity deposits. Core deposit intangibles are amortized over their expected useful lives.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss is recognized in noninterest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

Management tested goodwill for impairment during the fourth quarter of 2008 and recorded a $160,306,000 impairment charge ($63,815,000 Alabama Region and $96,491,000 Florida Region), for that quarter representing all of the goodwill intangible asset. The primary cause of the goodwill impairment within these reporting units was the significant decline in the estimated fair value of the units as a result of increases in nonperforming loans, overall decline in our market capitalization and compression of the net interest margin, all resulting from the economic crisis and its effect on financial institutions which occurred during the fourth quarter.

For purposes of testing goodwill for impairment, management uses both the income and market approaches to value its reporting units. The income approach quantifies the present value of future economic benefits by the “capitalizing of benefits” method or the “discounted cash flow” (“DCF”) method. In estimating the fair value of our reporting units under the income approach model, management used the DCF method which relies on a forecast of growth and earnings over a period of time and includes a measure of cash flow based on projected earnings and projected dividends, or dividend paying capacity, in addition to an estimate of a residual value. The projected future cash flows are discounted using a discount rate determined under a build-up approach using the risk-free rate of return, adjusted equity beta, equity risk premium, and a company-specific risk factor. The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.

The Corporation uses the “guideline company transaction” method to apply the market approach. Management selected a group of comparable transactions that it believes would likely reference comparable transactions pricing when making a decision to purchase the applicable reporting unit. An estimate of value can be determined by comparing the financial condition of the subject reporting unit against the financial characteristics and pricing information of the comparable companies.

Management uses the results of these methods to estimate fair value. The table below shows the assumptions used in estimating the fair value of each reporting unit at December 31, 2008. The table includes the discount rate used in the income approach model and the market multipliers used in the market approach.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

	Alabama		Florida
	Region		Region

Discount rate used in income approach	14.0%		14.5%
Transaction method multiplier — Price to tangible book(1)	2.00	x	1.35	x
— Premium to deposit valuation(2)	5.0%		4.0%
Implied premium to trading prices(3)	30.0%		30.0%

(1)	— This multiplier is applied to tangible book value.

(2)	— This multiplier is applied to tangible book value plus deposits.

(3)	— Average based on bank and thrift transactions in Southeast Region announced since January 1, 2003

The Corporation has determined that its reporting units for purposes of the testing described above are the operating branches which are included as part of its reportable segments: the Alabama Region and the Florida Region. Goodwill is allocated to each reporting unit based on the location of the acquisitions as follows:

	December 31,
	2008	2007
	(In Thousands)

Alabama Region	$—	$65,899
Florida Region	—	96,568

Total	$—	$162,467

At December 31, 2008 and 2007, the Corporation’s core deposit intangible, which is being amortized over ten years from the date of acquisition, was as follows:

	2008	2007
	(In Thousands)

Core deposit intangible	$26,355	$26,355
Accumulated amortization	(6,823)	(3,238)

Net core deposit intangible	$19,532	$23,117

Amortization expense was $3,585,000, $1,691,000, and $442,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Aggregate amortization expense for the years ending December 31, 2009 through December 31, 2013, is estimated to be as follows:

Year	Annual Expense
(In Thousands)

2009	$3,942
2010	3,479
2011	3,049
2012	2,492
2013	2,235

Total	$15,197

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

value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the valuation of and the cost of maintaining and operating other real estate are included in other income or expense. Other real estate totaled $19,971,000 and $4,277,000 at December 31, 2008 and 2007, respectively and is included in other assets on the accompanying consolidated statement of financial condition.

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

Diluted earnings per common share computations are based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of stock options, warrants, convertible preferred stock and restricted stock awards.

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

in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation recognizes compensation expense for any stock award granted after December 31, 2005. Since all of the Corporation’s stock option awards granted prior to December 31, 2005 vested prior to December 31, 2005, no future compensation expense will be recognized on these awards (see Note 12).

Pension Plan

Liabilities and contributions to the plan are calculated using the actuarial unit credit method of funding.

Derivative Financial Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the consolidated statement of financial position at fair value.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for the Corporation beginning January 1, 2007. See Note 14 for the related impact of the adoption of FIN 48.

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

Statement of Financial Accounting Standards (“SFAS”) No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2006. SFAS 158 did not have a material impact on the Corporation’s statement of financial position at December 31, 2006 or on the Corporation’s comprehensive income for the period ended December 31, 2006.

Emerging Issues Task Force Issue (“EITF”) No. 06-04

In July 2006, the EITF issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from the EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard was effective for fiscal years beginning after December 15, 2007. At December 31, 2008

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

and 2007, the Corporation had no endorsement split-dollar life insurance arrangements outstanding on any of its bank-owned life insurance.

Statement of Financial Accounting Standards No. 160

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Corporation on January 1, 2009 and is not expected to have a any impact on the Corporation’s financial statements.

Statement of Financial Accounting Standards No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 157 on January 1, 2008 and the impact of this adoption is included in Note 19.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 would allow the Corporation to make an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Corporation evaluated SFAS 159 and determined that the fair value option would not be elected for any financial asset or liability reported on the Corporation’s consolidated statement of financial condition as of January 1, 2008 (date of adoption), nor has the Corporation applied the provisions of SFAS 159 to any financial asset or liability recognized during the year ended December 31, 2008.

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

The People’s transaction resulted in $47,313,000 of goodwill allocated to the Florida reporting unit and $9,810,000 of core deposit intangibles. The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(In thousands)

Cash and due from banks	$3,854
Federal funds sold	4,200
Investment securities	47,684
Loans, net	254,047
Premises and equipment, net	2,318
Goodwill	47,313
Core deposit intangibles	9,810
Other assets	10,478
Deposits	(245,459)
Federal funds purchased and repurchase agreements	(6,905)
Advances from FHLB	(37,983)
Junior subordinated debentures	(3,962)
Other liabilities	(8,966)

Total consideration paid for People’s	$76,429

Community Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Community Bancshares, Inc. (“Community”) of Blountsville, Alabama on November 7, 2006 in exchange for 2,018,045 shares of the Corporation’s common stock valued at approximately $91,848,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs and cash payments due for the cancellation of stock options totaled $97,200,000. As a result of the acquisition, the Corporation added 18 banking locations and 15 consumer finance company locations in the State of Alabama.

The Community transaction resulted in $60,148,000 of goodwill allocated to the Alabama reporting unit and $10,142,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

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

Kensington Acquisition

The Corporation completed the acquisition of 100% of the outstanding stock of Kensington Bankshares, Inc. (“Kensington”), of Tampa, Florida on August 31, 2006 in exchange for 1,556,680 shares of the Corporation’s common stock valued at approximately $71,200,000. The shares were valued by using the average of the closing prices of the Corporation’s stock for several days prior to and after the terms of the acquisition were agreed to and announced. The total purchase price, which includes certain direct acquisition costs, was $71,372,000. As a result of the acquisition, the Corporation now operates 12 banking locations in the Tampa Bay area of Florida, which is one of the Corporation’s largest markets and has a higher projected population growth than any of its other banking markets.

The Kensington transaction resulted in $44,470,000 of goodwill allocated to the Florida reporting unit and $3,544,000 of core deposit intangibles. The goodwill acquired is not tax deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow. Termination of Kensington’s data processing operations and conversion of Kensington’s accounts to the Corporation’s system were completed in the first quarter of 2007. Certain costs associated with this conversion, totaling approximately $1,400,000, which includes primarily contract cancellations and employment-related costs, were estimated and accrued as of the acquisition date.

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

	2007	2006
	(Dollars in thousands, except per share data)

Net interest income and noninterest income	$101,620	$104,149
Net income	7,413	9,215
Earnings per common share — basic	$0.72	$0.92
Earnings per common share — diluted	$0.72	$0.88

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations — (Continued)

3.	Investment Securities

The amounts at which investment securities are carried and their approximate fair values at December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

Investment securities available for sale:
U.S. agency securities	$3,713	$132	$2	$3,843
State, county and municipal securities	41,379	445	1,202	40,622
Mortgage-backed securities	280,447	3,926	4,249	280,124
Corporate debt and trust preferred securities	30,334	—	7,945	22,389
Other securities	563	—	399	164

Total	$356,436	$4,503	$13,797	$347,142

The amounts at which investment securities are carried and their approximate fair values at December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)

Investment securities available for sale:
U.S. agency securities	$93,207	$1,086	$75	$94,218
State, county and municipal securities	40,738	222	395	40,565
Mortgage-backed securities	191,202	1,082	888	191,396
Corporate debt and trust preferred securities	32,404	11	1,030	31,385
Other securities	4,480	—	873	3,607

Total	$362,031	$2,401	$3,261	$361,171

Investment securities with an amortized cost of $268,245,000 and $239,875,000 at December 31, 2008 and 2007, respectively, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.

The amortized cost and estimated fair values of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)

Due in one year or less	$250	$253
Due after one year through five years	9,406	9,275
Due after five years through ten years	8,971	9,300
Due after ten years	57,362	48,190
Mortgage-backed securities	280,447	280,124

	$356,436	$347,142

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

Gross realized gains on sales of investment securities available for sale in 2008, 2007 and 2006 were $1,509,000, $308,000, and $-0-, respectively, and gross realized losses (includes other-than-temporary impairment (“OTTI”) discussed below) for the same periods were $9,962,000, $-0-, and $-0-, respectively.

In January 2008, the Corporation securitized approximately $18,000,000 of residential mortgage loans retaining 100 percent of the beneficial interest and retained interest. The beneficial interest includes federal agency securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the retained interest includes a servicing asset, which was not significant. No gain or loss was recognized on the securitization; however, the Corporation entered a commitment to sell the securities for a gain of approximately $347,000 which closed in February 2008. The Company retained servicing responsibilities and will receive servicing fees amounting to approximately 25 basis points of the outstanding balance of these loans. The FHLMC has no recourse to the Corporation for failure of debtors to pay when due.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries, have severely constricted the structured securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, the Corporation reviews each investment security segment noted in the table below to determine the nature of the decline in the value of investment securities and evaluates if any of the underlying securities has experienced OTTI. The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2008
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. agency securities	$—	$—	$249	$2	$249	$2
State, county and municipal securities	—	—	20,937	1,202	20,937	1,202
Mortgage-backed securities	—	—	46,100	4,249	46,100	4,249
Corporate debt and other securities	—	—	22,553	8,344	22,553	8,344

Total	$—	$—	$89,839	$13,797	$89,839	$13,797

	December 31, 2007
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)

U.S. agency securities	$500	$—	$36,633	$75	$37,133	$75
State, county and municipal securities	15,170	331	3,659	64	18,829	395
Mortgage-backed securities	10,310	69	59,162	819	69,472	888
Corporate debt and other securities	19,224	1,056	12,874	847	32,098	1,903

Total	$45,204	$1,456	$112,328	$1,805	$157,532	$3,261

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

The following is a summary of the total count by category of investment securities with gross unrealized losses:

	December 31, 2008
	Total Number of Securities
	Less Than	More Than
	12 Months	12 Months	Total

U.S. agency securities	—	1	1
State, county and municipal securities	—	59	59
Mortgage-backed securities	—	35	35
Corporate debt and other securities	—	15	15

Total	—	110	110

The following table provides further detail of the total investment securities portfolio at December 31, 2008.

	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)
	(In Thousands)

U.S. agency and agency MBS — AAA rated	$257,946	$261,790	$3,844
Municipal securities	41,379	40,622	(757)
Non-agency MBS — AAA rated	24,179	20,142	(4,037)
Non-agency MBS — A and B2 rated	2,035	2,035	—
Bank and pooled trust preferred securities	24,390	16,643	(7,747)
Corporate securities	5,944	5,746	(198)
Fannie Mae and Freddie Mac preferred stock	563	164	(399)

Total	$356,436	$347,142	$(9,294)

The unrealized losses associated with the U.S. agency and agency MBS securities are caused by changes in interest rates. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at December 31, 2008. The Corporation currently believes that all contractual cash flows will be received on this portfolio.

The non-agency MBS securities portfolio has experienced various levels of price declines during 2008. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. No losses are expected in this portfolio at December 31, 2008. The Corporation currently believes all contractual cash flows on these securities will be received. During the third and fourth quarters of 2008, the Corporation recognized a $1,894,000, ($1,193,000, net of tax), non-cash OTTI charge on three non-agency MBS securities which experienced significant rating downgrades.

The bank and insurance pooled trust preferred securities prices continue to decline due to reduced demand for these securities as their average lives have lengthened and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At December 31, 2008, the Corporation believes that the credit quality of these securities remains adequate to absorb further economic declines. As a result, the Corporation currently believes all contractual cash flows will be received on this portfolio.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At December 31, 2008, all of the securities are current as to principal and interest payments, and the Corporation currently expects them to remain so in the foreseeable future.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that FHFA was placing Fannie Mae and Freddie Mac under conservatorship. At December 31, 2008, the Corporation held in its available-for-sale investment portfolio preferred securities issued by Fannie Mae and Freddie Mac with a cost basis of $8,611,000. After the conservatorship, these securities currently trade at five to seven percent of par value. The Corporation does not hold any common stock or other equity securities issued by Fannie Mae or Freddie Mac. In light of the significant decline in the market value of these securities due to the takeover of Fannie Mae and Freddie Mac, and as it is unclear at this time if the value of the securities will improve, the Corporation recognized a $8,048,000, ($5,070,000, net of tax), non-cash OTTI charge on these investments during the third quarter of 2008.

The Corporation will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At December 31, 2008, management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

4.	Loans

At December 31, 2008 and 2007, the composition of the loan portfolio was as follows:

	2008	2007
	(In Thousands)

Commercial and industrial	$207,372	$183,013
Real estate — construction and land development	637,587	665,303
Real estate — mortgages:
Single family	655,216	540,277
Commercial	692,147	533,611
Other	65,744	41,535
Consumer	57,877	53,377
All other loans	972	1,235

Total loans	$2,316,915	$2,018,351

At December 31, 2008 and 2007, the Corporation’s recorded investment in loans considered to be impaired under SFAS No. 114 was $52,880,000 and $22,294,000, respectively. At December 31, 2008 and 2007, there was approximately $5,106,000 and $1,514,000, respectively in the allowance for loan losses specifically allocated to impaired loans. The average recorded investment in impaired loans during 2008, 2007 and 2006 was approximately $37,385,000, $11,767,000, and $3,975,000, respectively. Interest income recognized on loans considered impaired totaled approximately $1,714,299, $873,000, and $176,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, nonaccrual loans totaled $54,712,000, compared to $22,533,000 at December 31, 2007. Loans past due 90 days or more and still accruing totaled $8,033,000 at December 31, 2008 compared to $2,117,000 at December 31, 2007.

During 2007 and 2006, the Corporation acquired certain impaired loans through business combinations (see Note 2) which are subject to the income recognition provisions of SOP 03-3 (see Note 1). The carrying value of

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans — (Continued)

these loans totaled $528,000 and $2,378,000 at December 31, 2008 and 2007, respectively. The carrying value of these loans at acquisition and a summary of the change in accretable yield follows:

	December 31,
	2008	2007
	(In Thousands)

Contractually required principal and interest at acquisition		$5,677
Nonaccretable difference (expected losses and forgone interest)		(1,443)

Cash flows expected to be collected at acquisition		4,234
Accretable yield		(209)

Basis in acquired loans at date of acquisition		$4,025

Accretable yield, beginning of year	$305	$174
Additions	—	209
Accretion	(135)	(216)
Transfer for nonaccretable yield to accretable yield	—	138
Disposals	(17)	—

Accretable yield, end of the year	$153	$305

5.	Allowance for Loan Losses

A summary of the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
	(In Thousands)

Balance at beginning of year	$22,868	$18,892	$12,011
Allowance of acquired banks	—	3,717	6,697
Provision for loan losses	13,112	4,541	2,500
Loan charge-offs	(8,444)	(5,722)	(3,746)
Recoveries	1,314	1,440	1,430

Balance at end of year	$28,850	$22,868	$18,892

6.	Premises and Equipment

Components of premises and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)

Land	$21,575	$19,834
Premises	83,986	76,733
Furniture and equipment	27,646	22,956

	133,207	119,523
Less accumulated depreciation and amortization	(31,253)	(24,842)

Net book value of premises and equipment in service	101,954	94,681
Construction in process (also includes land for branch expansion)	2,132	10,118

Total	$104,085	$104,799

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $6,576,000, $4,630,000 and $3,245,000, respectively.

During 2000, Community entered into sale/leaseback arrangements on its Hamilton, Alabama bank location. Due to the structure of this transaction, the lease qualified and has been accounted for under capitalized lease rules.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment — (Continued)

The following is an analysis of the leased property located in Hamilton, Alabama on which the Company maintains a capital lease (in thousands):

	2008	2007

Buildings	$2,450	$2,450
Accumulated depreciation	(180)	(98)

Total	$2,270	$2,352

The following is a schedule by year of future minimum lease payments under the capital lease and all other operating leases, together with the present value of the net minimum lease payments as of December 31, 2008 (in thousands):

	Operating
Years ending December 31,	Property	Equipment	Total	Capitalized
	(In Thousands)

2009	$2,829	$251	$3,080	$301
2010	2,432	151	2,583	275
2011	2,064	43	2,107	269
2012	1,425	2	1,427	263
2013	1,205	—	1,205	258
2014 and thereafter	10,623	—	10,623	3,460

Total minimum lease payments	$20,578	$447	$21,025	4,826

Amount representing interest				(1,253)

Present value of net minimum lease payments				$3,573

Rental expense relating to operating leases amounted to approximately $3,721,000, $2,460,000 and $1,258,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

On May 31, 2002, the purchaser of Community’s Marshall County branch offices acquired the land, building and land improvements located in Albertville, Alabama under a sales-type lease. The lease agreement called for 60 payments of $14,000 per month beginning June 1, 2002. The lease ended on May 31, 2007 and was subject to options which gave the right for the seller to require the purchaser to purchase the property and gave the right to the purchaser to require the seller to sell the property. The purchase option was exercised on May 31, 2007 and proceeds totaling $2,621,544 were received by Superior Bank.

Property Classified as Held-for-Sale

During the second quarter of 2008, management committed to a plan to sell real estate which consists of the former corporate headquarters and administrative office facilities of Community in Blountsville, Alabama. Management committed to the sale of the Community property in Blountsville because the size and location of the facility does not meet the Corporation’s current needs or future expansion plans. Management expects to sell the property within the next 12 months to an unrelated party. The property’s current carrying value, included in other assets, is $1,965,000, which approximates its market value.

This asset is included as part of the administrative reporting unit.

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

On January 30, 2008, the Corporation’s banking subsidiary entered into agreements with a limited liability company, of which one of the Corporation’s directors is a member, pursuant to which the limited liability company purchased on January 31, 2008 office buildings located in Albertville and Athens, Alabama for a total of $4,250,000. The limited liability company then leased the building back to the banking subsidiary. The initial term of each lease is 13 years and each lease may be renewed, at the banking subsidiary’s option, for two additional terms of five years each. The amount of the monthly lease payments to be made by the banking subsidiary in the first year is $13,240 for the Albertville office and $14,208 for the Athens office. These amounts increase annually until the monthly lease payments reach $17,393 for the Albertville office and $18,666 for the Athens office in year 13. Annual rent escalations associated with these leases are being accounted for on a straight line basis over the lease terms. Rent for the renewal terms is to be determined based on appraisals of the properties. A gain of $73,000 was realized on these transactions which will be recognized as a reduction of rental expense over the remaining term of the leases. These transactions were entered into in the ordinary course of business and are being accounted for as operating leases.

On June 27, 2008, the Bank entered into a lease with a limited liability company of which one of our directors is a member. The initial term of the lease is 10 years commencing after a certificate of occupancy is received for the building. The lease may be renewed, at the Bank’s option, for two additional terms of five years each. The amount of the monthly lease payments to be made by the Bank is $21,221 for the first year of the lease and increases annually until it reaches $27,688 per month in year 10.

7.	Deposits

The following schedule details interest expense on deposits:

	Year Ended December 31
	2008	2007	2006
	(In Thousands)

Interest-bearing demand	$14,705	$20,791	$11,857
Savings	2,731	819	177
Time deposits $100,000 and over	19,356	21,122	11,170
Other time deposits	31,613	36,935	23,307

Total	$68,405	$79,667	$46,511

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deposits — (Continued)

At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$1,083,176
2010	144,196
2011	18,047
2012	16,533
2013 and thereafter	50,352

$1,312,304

8.	Advances from Federal Home Loan Bank

The following is a summary, by year of maturity, of advances from the FHLB As of December 31, 2008 and 2007:

	2008		2007
	Weighted		Weighted
Year	Average Rate	Balance	Average Rate	Balance
	(Dollars in Thousands)

2008	—%	$—	4.62%	$74,488
2009	1.03	142,984	4.33	30,032
2010	6.41	5,000	4.83	25,000
2011	2.69	75,000	4.80	4,968
2012	4.44	5,000	4.49	30,000
2013	3.46	35,000	—	—
2015	4.58	66,340	5.39	26,340
2020	4.28	32,000	4.28	32,000

Total	2.67%	$361,324	4.63%	$222,828

The above schedule is by contractual maturity. Call dates for the above are as follows: 2009, $104,000,000; and 2010, $111,340,000.

The advances are secured by a blanket lien on certain residential and commercial real estate loans and agency mortgage-backed securities, all with a carrying value of approximately $946,000,000 at December 31, 2008. The Corporation has available approximately $199,000,000 in unused advances under the blanket lien subject to the availability of qualifying collateral.

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

The FHLB has issued for the benefit of the Corporation’s banking subsidiary a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 5, 2009 upon sixty days’ prior notice of non-renewal; otherwise, it shall automatically extend for a successive one-year term. The term was automatically extended to January 5, 2010.

9.	Federal Funds Borrowed and Security Repurchase Agreements

Detail of Federal funds borrowed and security repurchase agreements follows (dollars in thousands):

	2008	2007

Balance at December 31:
Federal funds borrowed	$—	$10,000
Security repurchase agreements	3,563	7,075
Maximum outstanding at any month end:
Federal funds borrowed	3,135	10,000
Security repurchase agreements	7,817	28,545
Daily average amount outstanding:
Federal funds borrowed	1,145	1,263
Security repurchase agreements	6,367	15,798
Weighted daily average interest rate:
Federal funds borrowed	2.93%	5.43%
Security repurchase agreements	2.14	5.28
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	—%	3.65%
Security repurchase agreements	0.29	4.22

The carrying value of securities sold under repurchase agreements is $10,015,000 and $20,500,000 As of December 31, 2008 and 2007, respectively.

10.	Notes Payable

The following is a summary of notes payable As of December 31, 2008 and 2007 (in thousands):

	2008		2007
Balance at December 31:	Principal	Rate	Principal	Rate

Note payable to bank, borrowed under $10,000,000 line of credit, due September 3, 2009; interest is based on the lender’s base rate, secured by 100% of the outstanding Superior Bank stock(1)	$7,000	4.50%	$—	—%
Note payable to bank, borrowed under $10,000,000 line of credit, due January 26, 2008; interest is based on the 30-day LIBOR plus 1.25%, secured by 51% of the outstanding Superior Bank stock(2)	—	—	9,500	6.06

Total notes payable	$7,000	4.50%	$9,500	6.06%

(1)	Borrowings under this line are subject to certain customary affirmative and negative covenants on capital levels, indebtedness, mergers and other related matters. As of December 31, 2008, the Corporation was in compliance with all covenants.

(2)	Extended for successive 90-day periods and paid-off September 4, 2008.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subordinated Debentures

Subordinated Debt and Related Warrant

On September 17, 2008, the Corporation’s banking subsidiary (“Bank”) entered into an Agreement to Purchase Subordinated Notes (the “Agreement”) with Durden Enterprises, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, the Bank issued to the Purchaser $10,000,000 in aggregate principal amount of 9.5% Subordinated Notes due September 15, 2018 (the “Notes”), and the Bank issued to the Purchaser a warrant (the “Warrant”) to purchase up to one million shares of our common stock, $.001 par value per share, at a price of $7.53 per share. The exercise price for the Warrant was based on the average of the closing prices of the Corporation’s common stock for the 10 trading days immediately preceding September 17, 2008. Interest on the Notes is payable quarterly. The Purchaser may, subject to regulatory approval, accelerate the payment of principal and interest if there is an event of default under the terms of the Notes. Events of default are limited to the commencement of voluntary or involuntary bankruptcy or similar proceedings with respect to the Bank. Beginning on September 15, 2013, the Bank may redeem all or a portion of the Notes on any interest payment date at a price equal to 100% of the principal amount of the redeemed Notes plus accrued but unpaid interest.

The fair value of the Warrant of $2,553,000 was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized into interest expense over the term of the Agreement. The Warrant is exercisable at any time prior to the close of business on September 15, 2013. The Corporation agreed to register with the Securities and Exchange Commission (“SEC”) the stock that would be issued to the Purchaser upon the exercise of the Warrant. We also granted to the Purchaser an option to purchase up to $10,000,000 in additional subordinated notes and receive additional warrants in the future on similar terms and conditions with such changes as are necessary to reflect market conditions at that time. K. Earl Durden, the managing member of the Purchaser, is a retired director of the Corporation and the Bank.

Junior Subordinated Debentures

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

The Corporation has three additional sponsored trusts, TBC Capital Statutory Trust II (“TBC Capital II”), Community (AL) Capital Trust I (“Community Capital I”) and Peoples Community Statutory Trust I (“Peoples Trust I”), of which 100% of the common equity is owned by the Corporation. All trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable quarterly and semi-annually, at a rate per annum equal

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subordinated Debentures — (Continued)

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

Consolidated debt obligations related to these subsidiary trusts are as follows (dollars in thousands):

	December 31,
	2008	2007

10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	$15,464	$15,464
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310	10,310
3-month LIBOR plus 1.33% junior subordinated debentures owed to Superior Capital Trust I due September 15, 2037(1)	22,681	22,681
6.41% junior subordinated debentures owed to Peoples Community Capital Trust I due December 15, 2035(2)	4,124	4,124
Purchase accounting adjustment	819	1,165

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$53,398	$53,744

(1)	Interest rate is equal to 3.33% at December 31, 2008. The Corporation has entered into interest rate swap agreements to an average effective fixed rate of 4.42%. (see Note 15)

(2)	Converts to quarterly floating rate of LIBOR plus 1.45% in December 2010.

12.	Stock Incentive Plans

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

The Corporation adopted the provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2008, 2007 and 2006 includes $910,000, $473,000 and $165,000, respectively, in compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

In April 2008, the Corporation’s stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for the Corporation’s directors and key employees to further the growth, development and financial success of the Corporation and its subsidiaries by personally benefiting through the ownership of the Corporation’s common stock, or other rights which recognize such growth, development and financial success. The Corporation’s Board also believes the 2008 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect the Corporation’s financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights). Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.

During the first quarter of 2005, the Corporation granted 422,734 options to the new management team. These options have exercise prices ranging from $32.68 to $38.52 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the tables below.

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Risk-free interest rate	3.65%	4.49%	4.54%
Volatility factor	35.19%	29.11%	30.16%
Expected term (in years)	5.00	5.00	5.00
Dividend yield	0.00%	0.00%	0.00%

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

A summary of stock option activity As of December 31, 2008, 2007 and 2006, and changes during the years then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
For the Year Ended December 31, 2008	Number	Price	Term	Intrinsic Value

Under option, beginning of period	802,048	$33.08
Granted	114,875	9.45
Exercised	—	—
Forfeited	(68,001)	(32.35)

Under option, end of period	848,922	$29.94	6.19	$—

Exercisable at end of period	634,028	$31.72	3.94	$—

Weighted-average fair value per option of options granted during the period	$3.95

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
For the Year Ended December 31, 2007	Number	Price	Term	Intrinsic Value

Under option, beginning of period	760,649	$32.28
Granted	69,149	40.20
Exercised	(21,250)	25.48
Forfeited	(6,500)	41.40

Under option, end of period	802,048	$33.08	6.70	$—

Exercisable at end of period	691,649	$31.76	5.44	$—

Weighted-average fair value per option of options granted during the period	$13.80

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
For the Year Ended December 31, 2006	Number	Price	Term	Intrinsic Value

Under option, beginning of period	757,987	$31.24
Granted	46,625	43.36
Exercised	(38,955)	25.48
Forfeited	(5,008)	28.24

Under option, end of period	760,649	$32.28	7.39	$9,940,257

Exercisable at end of period	715,274	$31.60	6.82	$9,847,002

Weighted-average fair value per option of options granted during the period	$15.16

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $-0-, $287,000 and $814,000, respectively. As of December 31, 2008, there was $732,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 30-months unless the shares vest earlier based on achievement of benchmark trading price levels. During the year ended December 31, 2008, 2007 and 2006, the Corporation recognized approximately $623,000, $473,000 and $165,000 in compensation expense related to options granted.

In January 2008, members of the Corporation’s management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share or $497,000 in the aggregate which will be recognized over a 24-month period as 50% of the stock vests on January 22, 2009 with the remaining 50% vesting on January 22, 2010. During the twelve month period ended December 31, 2008, the Corporation recognized approximately $286,000 in compensation expense related to restricted stock. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. the right to vote, receive dividends, etc), prior to vesting.

Employee Stock Ownership Plans

Superior Bancorp ESOP

Effective August 31, 2007, the Corporation terminated the Superior Bancorp Employee Stock Ownership Plan (the “ESOP”). The ESOP was leveraged, and a promissory note existed between the ESOP and the Corporation that had a remaining balance of $1,165,000 at the termination date. The promissory note was satisfied by the transfer from the ESOP to the Corporation of 31,867 unallocated shares of Corporation common stock valued at a price of $36.56 per share, the closing price that day. The Corporation transferred these shares during the third quarter of 2007 to treasury stock at current market value from the unallocated ESOP shares account. The remaining 4,295 unallocated shares were committed to be allocated to the participants’ accounts, and, as a result, the Corporation recognized additional compensation expense during the third quarter of 2007 of approximately $158,000.

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note, which has been fully repaid as discussed above, to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secured the promissory note, which had been classified as notes payable on the Corporation’s statement of financial condition. As the debt was repaid, shares were released from collateral based on the proportion of debt service. Principal payments on the debt were $17,500 per month for 120 months. The interest rate adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2007 and 2006 totaled $82,000 and $122,000, respectively. Total contributions to the plan during 2007 and 2006 totaled $1,326,000, and $322,000, respectively. Released shares were allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognized compensation expense during the period as the shares were earned and committed to be released. As shares were committed to be released and compensation expense was recognized, the shares became outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2007 and 2006 was $371,000 and $304,000, respectively.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

Community Bancshares ESOP

As a result of its merger with Community, the Corporation became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan to the Corporation that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2008, the interest rate on the note was 4.00%. Principal and interest payments on the ESOP loan are due monthly through August, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Corporation makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or interest income be recognized on the employer loan. The Corporation has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at December 31, 2008 was $708,000.

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

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the period ended December 31, 2008 and 2007 was $36,000 and $125,000, respectively. The ESOP shares as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Allocated shares	86,443	83,460
Estimated shares committed to be released	3,908	2,983
Unreleased shares	9,774	13,682

Total ESOP shares	100,125	100,125

Fair value of unreleased shares	$43,000	$294,000

13.	Profit-Sharing Plan and Other Agreements

The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation’s contributions to the plan were $1,062,000, $886,000 and $549,000 in 2008, 2007 and 2006, respectively.

The Corporation has various nonqualified retirement agreements with certain current and former directors and former executive officers. Generally, the agreements provide a fixed retirement benefit that will be paid in installments ranging from 10 to 20 years. As of December 31, 2008 and 2007, substantially all of the benefits due under these plans were vested. The Corporation’s nonqualified retirement agreements had an aggregate unfunded projected benefit of approximately $5,316,000 (see settlement discussion below) as of December 31, 2008 and $14,179,000 at December 31, 2007. The accrued liability, included in other liabilities, associated with these benefits

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Profit-Sharing Plan and Other Agreements — (Continued)

totaled $2,312,000 and $6,331,000 at December 31, 2008 and 2007, respectively, which represents the present value of the future benefits. Compensation expense related to these plans totaled $175,000, $334,000 and $216,000 for 2008, 2007 and 2006, respectfully.

The Corporation recognized two separate gains from the extinguishment of approximately $5,800,000 in liabilities. The first gain related to a settlement of a retirement agreement with a previous executive officer under which the Corporation had a remaining unfunded obligation to pay approximately $6,200,000 in benefits over a 17-year period. This obligation was settled through a cash settlement payment of $3,000,000 with a recognized pre-tax gain of $574,000. The second gain related to a forfeiture of benefits owed to a former executive officer under the Community Bancshares, Inc. Benefit Restoration Plan (see Note 20) and resulted in a pre-tax gain of $2,344,000.

14.	Income Taxes

The components of the consolidated income tax (benefit) expense are as follows (in thousands):

	2008	2007	2006

Current:
Federal	$73	$88	$—
State	75	25	—

Total current expense	148	113	—
Deferred:
Federal	(4,243)	3,529	1,555
State	(493)	492	368

Deferred income tax (benefit) expense	(4,736)	4,021	1,923

Total income tax (benefit) expense	$(4,588)	$4,134	$1,923

Significant components of the Corporation’s deferred income tax assets and liabilities As of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Deferred income tax assets:
Rehabilitation tax credit	$5,981	$5,981
Allowance for loan losses	10,601	8,367
Deferred compensation	1,423	3,910
Net operating loss carryforwards	12,562	12,226
Alternative minimum tax credit carryover	1,243	1,122
Purchase accounting basis differences	1,234	2,770
Other-than-temporary impairment loss on securities	3,761	—
Unrealized loss on securities	3,439	365
Other	3,989	2,194

Total deferred income tax assets	44,233	36,935
Less: valuation allowance on net operating loss carryforwards	(1,207)	(1,207)
Deferred income tax liabilities:
Difference in book and tax basis of premises and equipment	4,389	4,127
Excess purchase price and intangibles	5,848	9,901
Other	466	838

Total deferred income tax liabilities	10,703	14,866

Net deferred income tax asset	$32,323	$20,862

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

Management assesses the need for a valuation allowance against the Corporation’s deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. The Corporation’s determination of the realization of deferred tax assets (net of valuation allowances) is based upon management’s judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by the Corporation’s subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. The Corporation believes that its subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits except as discussed in the following paragraph. The Corporation evaluates quarterly the realizability of the deferred tax assets and, if necessary, adjusts any valuation allowance accordingly.

In 2006, due to limitations on the use of state net operating losses acquired in the merger with Community, a valuation allowance of $1,207,000 was established against such deferred income tax assets in purchase accounting. Any subsequently recognized income tax benefits relating to this valuation allowance will be reflected as a reduction of goodwill related to the acquisition.

	2008	2007	2006

Expected tax (benefit) expense at statutory rate of income (loss) before taxes	$(57,031)	$3,996	$2,353
Add (deduct):
State income tax (benefit) expense, net of federal tax	(276)	341	243
Effect of interest income exempt from Federal income taxes	(665)	(468)	(251)
Increase in cash surrender value of life insurance	(654)	(644)	(537)
Effect of nondeductible goodwill impairment charge	53,656	—	—
Taxable exchange of cash surrender value of life insurance	—	256	—
Other items — net	382	653	115

Income tax (benefit) expense	$(4,588)	$4,134	$1,923

Federal statutory rate	34%	34%	34%

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

The effective tax rate differs from the expected tax using the statutory rate. Reconciliation between the expected tax and the actual income tax (benefit) expense follows (in thousands):

The Corporation’s unused net operating loss carryforwards and expiration dates are as follows (in thousands):

Year of expiration:	Federal	Alabama

2010	$—	$1,795
2011	—	13,147
2012	—	14,768
2013	—	22,110
2014	—	6,750
2015	—	3,453
2016	—	3,137
2017 through 2022	—	978
2023	5,303	53
2024	13,043	—
2025	5,812	—
2026	5,721	—
2027	143	—
2028	9	—

	$30,031	$66,191

The Corporation has available at December 31, 2008 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows (in thousands):

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

Applicable income tax (benefit) expense of $(3,128,000), $114,000, and $-0- on investment securities (losses) gains for the years ended December 31, 2008, 2007, and 2006, respectively, is included in income taxes.

The Corporation recognized a ($98,000) tax benefit in 2007 related to the exercise of nonqualified stock options. This benefit was recognized as a credit to stockholders’ equity as additional surplus.

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

Balance at January 1, 2008	$459,000
Additions based upon tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(123,000)
Settlements	—

Balance at December 31, 2008	$336,000

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to Alabama and Florida income taxes. The Corporation has concluded all U.S. federal income tax matters for years through 2004, including acquisitions.

All state income tax matters have been concluded for years through 2001. The Corporation has received notices of proposed adjustments relating to state taxes due for the years 2002, 2003, 2005, 2006 and 2007, which include proposed adjustments relating to income apportionment of a subsidiary. All state income tax matters have been concluded for years through 2004 except that the Corporation had certain notices of proposed adjustments relating to state taxes due for the years 2002, 2003, 2005, 2006 and 2007 relating to income apportionment of a subsidiary. During the first quarter of 2009, management settled these matters for $800,000 which had been estimated and accrued through December 31, 2008; therefore there will be no effect on our reported earnings for 2008 or subsequent periods.. The reduction in the unrecognized tax benefit above was the result of a three-year statue of limitations on the 2004 taxable year.

15.	Derivatives

The Corporation maintains positions in derivative financial instruments to manage interest rate risk and facilitate asset/liability management strategies. The fair value of derivatives are recorded in other assets or other liabilities.

Interest Rate Swaps

During 2008, eight swaps (“CD swaps”) with a notional amount of $37,000,000 were called at par with no effect to earnings. These hedges had been entered during previous years to hedge the interest rate risk inherent in certain of its brokered certificates of deposits (“brokered CDs”). Six of the eight brokered CDs were also called at the Corporation’s option. The remaining two brokered CDs will likely be called during 2009. The CD swaps were used to convert the fixed rate paid on the brokered CDs to a variable rate based upon three-month LIBOR.

Fair Value Hedges

As of December 31, 2008 and 2007, the Corporation had $5,334,000 and $3,150,000, respectively in notional amount of CD swaps designated and qualified as fair value hedges. As fair value hedges, the net cash settlements from the designated swaps are reported as part of net interest income. In addition, the Corporation will recognize in current earnings the change in fair value of both the interest rate swap and related hedged brokered CDs, with the ineffective portion of the hedge relationship reported in noninterest income. The fair value of the CD swaps is

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Derivatives — (Continued)

reported on the Consolidated Statements of Financial Condition in other assets or other liabilities and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. As of December 31, 2008 and 2007, the amount of CD swaps designated had a recorded fair value of $799,000 and $55,000, respectively, and a weighted average life of 6.8 and 6.6 years, respectively. The weighted average fixed rate (receiving rate) was 4.95% and the weighted average variable rate (paying rate) was 2.07% (LIBOR based).

Cash Flow Hedges

The Corporation has entered into an interest rate swap agreements with a notional amount of $22,000,000 to hedge the variability in cash flows on $22,000,000 of junior subordinated debentures (See Note 11). Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (3.33% as of December 31, 2008) and pays a weighted average fixed rate of 4.42%. Under the cash flow hedging model, the effective portion of the gain or loss related to these derivative instruments, if any, is recognized as a component of other comprehensive income. As of December 31, 2008 these interest rate swap agreements have a negative carrying value of $954,000 which is included in other liabilities on the Consolidated Statement of Financial Condition, with a corresponding after-tax charge of $601,000 for the effective portion of the hedge.

Interest Rate Floors

During the fourth quarter of 2006, the Corporation entered into certain interest rate floor contracts that were not qualified for hedge accounting treatment and were used as an economic hedge. An interest rate floor is a contract in which the counterparty agrees to pay the difference between a current market rate of interest and an agreed rate multiplied by the amount of the notional amount. The Corporation entered into $50,000,000 interest rate floor contracts for a 3-year period with a 4.25% floor on the 3-month LIBOR rate. The Corporation paid a $248,000 premium. These economic hedges were carried at fair value in other assets or other liabilities and changes in the fair value of these derivatives and any payments received were recognized in noninterest income. The floors had a positive fair value of $590,000 as of December 31, 2007. In March 2008, the Corporation terminated its interest rate floor contracts for $1,267,000 which resulted in a realized pre-tax gain of $677,000 that was recognized in the first quarter of 2008.

Commitments to Originate Mortgage Loans

During the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, Amendment to Statement 133 on Derivatives Instruments and Hedging Activities, and are therefore required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $92,721,000 and $20,908,000 at December 31, 2008 and 2007, respectively. The net unrealized (loss) gain of the origination commitments were $(117,000) and $122,000 at December 31, 2008 and 2007, respectively. The fair values are calculated based on changes in market interest rates after the commitment date.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions — (Continued)

December 31, 2008 and 2007 were $48,414,000 and $24,381,000, respectively. Activity during the year ended December 31, 2008 is summarized as follows (in thousands):

5

Balance
December 31,				Other	Balance
2007	Loans Originated	Advances	Repayments	Changes	December 31, 2008

$24,381	$24,583	$7,297	$22,464	$14,617	$48,414

At December 31, 2008 and 2007, the deposits of such related parties in the subsidiary bank amounted to approximately $22,053,228 and $35,825,000, respectively.

An insurance agency owned by one of the Corporation’s directors received commissions of approximately $197,184, $185,328, and $166,876 from the sale of insurance to the Corporation during 2008, 2007 and 2006, respectively. Also, several sale-leaseback transactions were completed with one of the directors of the Corporation during 2007 and 2008. The total amount of rent paid by Superior Bank during 2008 and 2007 pursuant to these leases was $300,680 and $97,500, respectively. These transactions are discussed further in Note 6.

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

	December 31
	2008	2007

Commitments to extend credit	$355,243	$355,579
Standby letters of credit	35,636	29,107

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

During 2008, 2007 and 2006, the Corporation settled various litigation matters, none of which were significant. The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

The Corporation is constructing or has plans to construct various new branch locations. In that regard, the Corporation has remaining commitments as of, or subsequent to, December 31, 2008 for the construction of these branch locations totaling approximately $552,000.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Regulatory Restrictions

A source of funds available to the Corporation is the payment of dividends by its subsidiary. Regulations limit the amount of dividends that may be paid without prior approval of the subsidiary’s regulatory agency. Approximately $6,000,000 is available to be paid as dividends by the subsidiary at December 31, 2008.

During the fourth quarter of 2005 the Corporation became a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

Simultaneously, the Corporation’s subsidiary bank’s charter was changed to a federal savings bank charter and is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Corporation’s banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and its subsidiaries financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors

Quantitative measures established by regulation to ensure capital adequacy require the Corporation’s subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation’s subsidiary bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008 and 2007, the most recent notification from the subsidiary’s primary regulators categorized the subsidiary as “well capitalized” under the regulatory framework for prompt corrective action. The table below represents the Corporation’s bank subsidiary’s regulatory and minimum regulatory capital requirements at December 31, 2008 and 2007 (dollars in thousands):

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Tier 1 Core Capital (to Adjusted Total Assets)	$271,146	9.00%	$120,510	4.00%	$150,638	5.00%
Total Capital (to Risk Weighted Assets)	304,892	12.15	200,761	8.00	250,951	10.00
Tier 1 Capital (to Risk Weighted Assets)	271,146	10.80	N/A	N/A	150,571	6.00
Tangible Capital (to Adjusted Total Assets)	271,146	9.00	45,191	1.50	N/A	N/A
As of December 31, 2007
Tier 1 Core Capital (to Adjusted Total Assets)	$204,145	7.64%	$106,872	4.00%	$133,591	5.00%
Total Capital (to Risk Weighted Assets)	225,602	10.42	172,683	8.00	215,854	10.00
Tier 1 Capital (to Risk Weighted Assets)	204,145	9.43	N/A	N/A	129,513	6.00
Tangible Capital (to Adjusted Total Assets)	204,145	7.64	40,077	1.50	N/A	N/A

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments

In September 2006, the FASB issued SFAS 157 (see Note 1) which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$347,142	$164	$328,481	$18,497
Derivative assets	1,427	—	1,427	—

Total recurring basis measured assets	$348,569	$164	$329,908	$18,497

Derivative liabilities	$1,534	$—	$1,534	$—

Total recurring basis measured liabilities	$1,534	$—	$1,534	$—

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

Changes in Level 3 fair value measurements.  The table below includes a roll-forward of the Consolidated Statement of Financial Condition amounts for the year ended December 31, 2008, for changes in fair value of financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

Available for
Sale Securities
(In thousands)

Balance at January 1, 2008 (date of adoption)	$—
Transfer into Level 3 during third quarter 2008	25,956
Total net losses for the year-to-date included in other comprehensive loss	(7,459)

Balance at December 31, 2008	$18,497

Net realized losses included in net loss for the year-to-date relating to Level 3 assets held at December 31, 2008	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices
		in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Mortgage loans held for sale	$22,040	$—	$22,040	$—
Impaired loans, net of specific allowance	47,774	—	—	47,774

Total nonrecurring basis measured assets	$69,814	$—	$22,040	$47,774

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

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and short-term instruments, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances from the FHLB of Atlanta to a schedule of aggregated expected monthly maturities on time deposits.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$74,237	$74,237	$52,983	$52,983
Interest-bearing deposits in other banks	10,042	10,042	6,916	6,916
Federal funds sold	5,169	5,169	3,452	3,452
Securities available for sale	347,142	347,142	361,171	361,171
Tax lien certificates	23,786	23,786	15,615	15,615
Mortgage loans held for sale	22,040	22,040	33,408	33,408
Net loans	2,314,921	2,374,637	2,017,011	2,010,120
Stock in FHLB	21,410	21,410	14,945	14,945
Accrued interest receivable	14,794	14,794	16,512	16,512
Derivative assets	1,427	1,427	657	657
Financial liabilities:
Deposits	2,342,988	2,363,270	2,200,611	2,204,371
Advances from FHLB	361,324	382,547	222,828	229,042
Federal funds borrowed and security repurchase agreements	3,563	3,563	17,075	17,075
Note payable	7,000	7,000	9,500	9,500
Subordinated debentures	60,884	46,839	53,744	53,526
Derivative liabilities	1,534	1,534	—	—

20.	Pension Plan

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

Benefits under the Pension Plan depend upon a participant’s years of credited service and his or her average monthly earnings for the highest five consecutive years out of the participant’s final 10 years of employment. The number of years of credited service and average monthly earnings for each participant were fixed as of December 31, 2003. Normal retirement age under the Pension Plan is age 65. A participant with 10 years of service is eligible to receive early retirement benefits beginning at age 55. The Corporation is required to make contributions to the Pension Plan in amounts sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act, as amended. The Corporation was not required to make a contribution during the year ended December 31, 2008 and does not anticipate that a contribution will be required during the year ending December 31, 2009.

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

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Corporation’s consolidated statements of financial condition and consolidated statements of operations.

Pension Plan:

	December 31,
	2008	2007
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation as of December 31, 2007 and 2006 respectively	$10,070		$10,301
Interest cost	602		590
Benefits paid (including expenses)	(602)		(556)
Actuarial (gain)/loss	564		(265)

Benefit obligation at end of year	$10,634		$10,070

Change in plan assets
Fair value of plan assets as of December 31, 2007 and 2006 respectively	$10,537		$10,096
Actual return on plan assets	(2,026)		997
Benefits paid (including expenses)	(602)		(556)

Fair value of plan assets at end of year	$7,909		$10,537

Funded status at end of year
Net amount recognized in statement of financial condition (after SFAS 158)	$(2,725)		$467

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—		$467
Liabilities	(2,725)		—

Net amount recognized in statement of financial condition (after SFAS 158)	$(2,725)		$467

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive (loss) income:
Transition (obligation) cost	$—		$—
Prior service (cost) credit	—		—
Net (loss) gain	(2,327)		979

Accumulated other comprehensive (loss) income (AOCI)	(2,327)		979
Cumulative employer contributions in excess of net periodic benefit cost	(398)		(512)

Net amount recognized in statement of financial condition	$(2,725)		$467

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$10,634	$	N/A

Accumulated benefit obligation	$10,634	$	N/A

Fair value of plan assets	$7,909	$	N/A

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	5.76%		6.11%
Rate of compensation increase	N/A		N/A

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

	December 31,
	2008		2007
	(Dollars in thousands)

Expected Cash Flows
Expected return of assets to employer in next year		$—		$—

Expected employer contribution for next fiscal year		$—		$—

Expected benefit payments
Year ending December 31, 2009		$613	$
Year ending December 31, 2010		627
Year ending December 31, 2011		613
Year ending December 31, 2012		614
Year ending December 31, 2013		601
Next five years		3,286
Components of net periodic benefit cost
Interest cost		$602		$590
Expected return on plan assets		(716)		(687)

Net periodic benefit cost		$(114)		$(97)

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate		6.11%		5.84%
Expected long-term return on plan assets		7.00%		7.00%
Rate of compensation increase	$	N/A	$	N/A

The long-term expected rate of return for determining net periodic Pension Plan cost for the periods ending December 31, 2008 and 2007 (7.00%) was chosen by the Corporation from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

The overall investment objective of the Pension Plan is to meet the long-term benefit obligations accrued under the Pension Plan through investment in a diversified mix of equity and fixed income securities. The investment policy as established by the Benefits Committee, to be followed by the Trustee, is to invest assets based on the target allocations shown in the table below. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be modified.

Within the equity asset allocation, domestic large cap equities comprise the majority of this category with a target of 36%; international and small to mid cap equities comprise the remaining with target goals of 18% and 8%, respectively. The equity securities allocation does not include any of the Corporation’s securities in 2008 or 2007. This portfolio is measured against an index such as the S&P 500 Index or Russell 1000 Index.

For the fixed income allocation, a prudent total return consisting of both capital appreciation and interest income is the expectation. The assets invested in this portfolio should not be those which are necessary for immediate operation. Liquidity will be managed through the use of readily marketable securities and adherence to certain fixed income specifications outlined in the investment policy. This portfolio will be measured against the Barclays Intermediate Government Index, the U.S. Treasury Linked Index, the U.S. Broad Market Index, or other general domestic bond market index.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

The Corporation’s Pension Plan weighted average asset allocations at December 31, 2008 and 2007:

	Percentage of
	Pension Plan
	Assets at
	December 31,		Long-term
	2008	2007	target	Range

Asset Category:
Cash and equivalents	6.0%	3.3%	3.0%	0-10%
Equity securities	50.5	48.2	62.0	40-65
Debt securities	43.5	48.5	35.0	30-55

Total	100.0%	100.0%	100.0%

Benefit Restoration Plan:

	December 31,
	2008	2007
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation as of December 31, 2007 and 2006, respectively	$2,829	$2,771
Interest cost	90	158
Benefits paid (including expenses)	(57)	(60)
Forfeiture of benefits	(2,224)	—
Actuarial (gain)/loss	(28)	(40)

Benefit obligation at end of year	$610	$2,829

Change in plan assets
Fair value of plan assets as of December 31, 2007 and 2006 respectively	$—	$—
Actual return on plan assets	—	—
Employer contribution	57	60
Benefits paid (including expenses)	(57)	(60)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year
Net amount recognized in statement of financial condition (after SFAS 158)	$(610)	$(2,829)

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—	$—
Current liabilities	(56)	(265)
Noncurrent liabilities	(554)	(2,564)

Net amount recognized in statement of financial position (after SFAS 158)	$(610)	$(2,829)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive (loss) income:
Transition (obligation) cost	$—	$—
Prior service (cost) credit	—	—
Net (loss) gain	(4)	88

Accumulated other comprehensive (loss) income (AOCI)	(4)	88
Cumulative employer contributions in excess of net periodic benefit cost	(606)	(2,917)

Net amount recognized in statement of financial condition	$(610)	$(2,829)

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

	December 31,
	2008	2007
	(Dollars in thousands)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$610	$2,829

Accumulated benefit obligation	$610	$2,829

Fair value of plan assets	$—	$—

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	5.76%	6.11%
Rate of compensation increase	N/A	N/A
Components of net periodic benefit cost
Interest cost	90	158

Net periodic benefit cost	$90	$158

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.11%	5.84%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Expected Cash Flows
Expected return of assets to employer in next year	$—	$—
Expected employer contribution for next fiscal year	56	265
Expected benefit payments
Year ending December 31, 2009	$56
Year ending December 31, 2010	55
Year ending December 31, 2011	54
Year ending December 31, 2012	52
Year ending December 31, 2013	51
Next five years	224

21.	Other Noninterest Expense

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Professional fees	$2,637	$2,269	$2,593
Directors fees	438	397	345
Insurance and assessments	3,486	2,189	1,898
Postage, stationery and supplies	2,114	2,252	1,251
Communications	2,203	2,007	988
Advertising	2,977	2,397	1,348
Foreclosure losses	540	227	210
Other operating expense	9,405	6,821	5,116

Total	$23,800	$18,559	$13,749

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Concentrations of Credit Risk

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

The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share (in thousands, except per share amounts):

	2008	2007	2006

Numerator:
Net (loss) income	$(163,150)	$7,621	$4,997
Less preferred dividends	311	—	—

For basic and diluted, net (loss) income applicable to common stockholders	$(163,461)	$7,621	$4,997

Denominator:
For basic, weighted average common shares outstanding	10,021	9,243	5,852
Effect of dilutive stock options	—	90	156

Average common shares outstanding, assuming dilution	10,021	9,333	6,008

Basic net (loss) income per common share	$(16.31)	$0.82	$0.85

Diluted net (loss) income per common share	$(16.31)	$0.82	$0.83

Basic net (loss) income per common share is calculated by dividing net income (loss), less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net (loss) income per common share takes into consideration the pro forma dilution assuming certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 65,226 shares of common stock were not included in computing diluted net (loss) per share for the year ended December 31, 2008, as they are considered anti-dilutive.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company

The condensed financial information (unaudited) for Superior Bancorp (Parent Company only) is presented as follows (in thousands):

	December 31,
	2008	2007

Statements of financial condition
Assets:
Cash	$1,414	$662
Investment in subsidiaries	294,377	392,865
Intangibles, net	—	214
Premises and equipment — net	787	4,252
Other assets	18,115	20,851

	$314,693	$418,844

Liabilities:
Accrued expenses and other liabilities	$3,057	$5,558
Note payable	7,000	9,500
Subordinated debentures	53,397	53,744
Stockholders’ equity	251,239	350,042

	$314,693	$418,844

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company — (Continued)

	Year Ended December 31,
	2008	2007	2006

Statements of operations
Income:
Dividends from subsidiaries	$4,000	$7,000	$1,750
Interest	156	156	116
Other income	3,160	404	415

	7,316	7,560	2,281
Expense:
Directors’ fees	293	269	276
Salaries and benefits	1,147	1,384	708
Occupancy expense	265	362	512
Interest expense	4,231	4,569	3,566
Other	766	2,373	886

	6,702	8,957	5,948

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	614	(1,397)	(3,667)
Income tax benefit	1,948	3,513	1,409

Income (loss) before equity in undistributed (loss) earnings of subsidiaries	2,562	2,116	(2,258)
Equity in undistributed (loss) earnings of subsidiaries	(165,712)	5,505	7,255

Net (loss) income	$(163,150)	$7,621	$4,997

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company — (Continued)

	Year Ended December 31,
	2008	2007	2006

Statements of cash flows
Operating activities
Net (loss) income	$(163,150)	$7,621	$4,997
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization and depreciation expense	60	184	245
Equity in undistributed loss (earnings) of subsidiaries	165,712	(5,505)	(7,255)
Other (decrease) increase	(2,079)	(1,120)	1,392

Net cash provided (used) by operating activities	543	1,180	(621)
Investing activities
Investment in subsidiary	(66,550)	—	—
Proceeds from sale of premises and equipment	316	339	947
Purchases of premises and equipment	(57)	—	(5)
Net cash paid in business combinations	—	(2,527)	(3,855)

Net cash used by investing activities	(66,291)	(2,188)	(2,913)
Financing activities
Proceeds from issuance of common stock	—	640	992
Proceeds from issuance of preferred stock	69,000	—	—
Proceeds from note payable	10,000	10,000	2,000
Principal payment on note payable	(12,500)	(6,045)	(210)
Proceeds from issuance of junior subordinated debentures	—	22,680	—
Principal payment on junior subordinated debentures	—	(16,495)	—
Purchase of treasury stock	—	(10,428)	—

Net cash provided by financing activities	66,500	352	2,782

Net increase (decrease) in cash	752	(656)	(752)
Cash at beginning of year	662	1,318	2,070

Cash at end of year	$1,414	$662	$1,318

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company — (Continued)

25.	Selected Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for each quarter of 2008 and 2007 follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Total interest income	$42,552	$42,032	$41,880	$41,424
Total interest expense	24,060	20,644	20,254	19,645
Net interest income	18,492	21,388	21,626	21,779
Provision for loan losses	1,872	5,967	2,305	2,968
Securities gain (loss)	402	1,068	(8,541)	(1,382)
Changes in fair value of derivatives	1,050	(418)	141	467
Goodwill impairment charge	—	—	—	160,306
Income (loss) before income taxes	957	1,151	(7,800)	(162,046)
Net income (loss)	695	841	(6,508)	(158,178)
Basic net income (loss) per common share	0.07	0.08	(0.65)	(15.80)
Diluted net income (loss) per common share	0.07	0.08	(0.65)	(15.80)
2007
Total interest income	$39,744	$40,067	$45,999	$46,120
Total interest expense	21,710	22,554	26,093	26,410
Net interest income	18,034	17,513	19,906	19,710
Provision for loan losses	705	1,000	1,179	1,657
Securities gains	243	—	—	66
Changes in fair value of derivatives	(152)	118	202	1,141
Income before income taxes	3,389	2,993	2,361	3,011
Net income	2,298	1,969	1,450	1,904
Basic net income per common share	0.27	0.23	0.15	0.19
Diluted net income per common share	0.26	0.23	0.15	0.19

Due to the effect of quarterly weighted average share calculations, the sum of the quarterly net income (loss) per share amounts may not total to the year-to-date net (loss) income per share amounts.

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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined

2008
Net interest income	$33,114	$38,151	$71,265	$12,020	$83,285
Provision for loan losses	4,393	3,464	7,857	5,255	13,112
Noninterest income	7,589	1,934	9,523	7,244	16,767
Noninterest expense	30,654	21,730	52,384	41,988	94,372
Goodwill impairment charge(1)	63,815	96,491	160,306	—	160,306

Operating (loss) profit	$(58,159)	$(81,600)	$(139,759)	$(27,979)	(167,738)

Income tax benefit					(4,588)

Net loss					$(163,150)

Total assets	$1,062,230	$1,109,011	$2,171,241	$881,460	$3,052,701

(1) — See Note 1 “Intangible Assets” for additional information.
2007
Net interest income	$36,844	$38,059	$74,903	$259	$75,162
Provision for loan losses	3,845	1,632	5,477	(936)	4,541
Noninterest income	7,021	1,723	8,744	10,613	19,357
Noninterest expense	24,924	14,702	39,626	38,597	78,223

Operating profit (loss)	$15,096	$23,448	$38,544	$(26,789)	11,755

Income tax expense					4,134

Net income					$7,621

Total assets	$1,029,652	$1,124,816	$2,154,468	$730,957	$2,885,425

2006
Net interest income	$27,369	$25,379	$52,748	$(5,354)	$47,394
Provision for loan losses	2,152	1,150	3,302	(802)	2,500
Noninterest income	4,468	1,092	5,560	6,251	11,811
Noninterest expense	14,064	7,156	21,220	28,565	49,785

Operating profit (loss)	$15,621	$18,165	$33,786	$(26,866)	6,920

Income tax expense					1,923

Net income					$4,997

Total assets	$985,423	$862,462	$1,847,885	$593,105	$2,440,990

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Segment Reporting — (Continued)

27.	Stockholders Equity

1-for-4 Reverse Stock Split

On April 28, 2008, the Corporation completed a 1-for-4 reverse split of its common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brings the Corporation’s authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this annual report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the opening of trading on April 28, 2008.

Stock Repurchase Plan

The Corporation announced in June 2007 that the Board of Directors had approved the repurchase of up to 250,000 shares of the Corporation’s outstanding common stock. During the quarter ended September 30, 2007, the Corporation purchased 250,000 shares of then outstanding stock at an average price of $36.88 per share, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions and were not repurchased from the Corporations management team or other insiders.

The Corporation announced in October 2007 that the Board of Directors approved the purchase of an additional 250,000 shares of its outstanding common stock beginning on or after November 2, 2007. During the quarter ended December 31, 2007, the Corporation purchased 45,500 shares of then outstanding stock at an average price of $26.44, which have been recorded, at cost, as treasury stock in the consolidated statement of financial condition. The shares were purchased in the open market through negotiated or block transactions. The Corporation did not repurchase any shares from its management team or other insiders. This stock repurchase program does not obligate the Corporation to acquire any specific number of shares and may be suspended or discontinued at any time.

Issuance of Preferred Stock and Related Warrant

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation issued and sold, and the United States Department of the Treasury (the “Treasury”) purchased, (i) 69,000 shares (the “Preferred Shares”) of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 1,923,792 shares of the Corporation’s voting common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $5.38 per share, for an aggregate purchase price of $69,000,000 in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Corporation’s Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with the Corporation’s other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions and amounts payable upon any liquidation, dissolution and winding up of the Corporation. Subject to the approval of the Office of Thrift Supervision, the Preferred Shares are redeemable at the option of the Corporation at 100% of their liquidation preference, provided that the Preferred Shares may be redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (December 5, 2011) only if (i) the Corporation has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the letter agreement, dated December 5, 2008 between the Corporation and the Treasury (including the Securities Purchase Agreement — Standard Terms

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Stockholders Equity — (Continued)

incorporated by reference therein) (the “Purchase Agreement”) and set forth below) in excess of $17,250,000 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Notwithstanding the foregoing provisions of the TARP agreements, the ARRA eliminated most of the restrictions on redemption of the Preferred Shares. Subject to consultation with the Office of Thrift Supervision, the Corporation may redeem the Preferred Shares without regard to any waiting period or whether the Corporation has participated in a Qualified Equity Offering.

The Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 1,923,792 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which the Corporation has received aggregate gross proceeds of not less than $69,000,000 from one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) and (ii) December 31, 2009. In the event the Corporation completes one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds of not less than $69,000,000, the number of the shares of Common Stock underlying the portion of the Warrant then held by the Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. For the purposes of the foregoing, “Qualified Equity Offering” is defined as the sale and issuance for cash by the Corporation to persons other than the Corporation or any Corporation subsidiary after the Closing Date of shares of perpetual Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier I capital of the Corporation at the time of issuance under the applicable risk-based capital guidelines of the Corporation’s federal banking agency (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

The fair value of the Warrant of $6,093,000 was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized against retained earnings as part of the preferred stock dividend until December 5, 2013, which is the anticipated redemption date. The amortization of the warrant increases the effective yield on the preferred stock to 7.11%.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Other Comprehensive Income

The components of other comprehensive (loss) income for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(In thousands)

2008
Unrealized loss on available for sale securities	$(16,885)	$6,203	$(10,682)
Less reclassification adjustment for losses realized in net loss	8,453	(3,128)	5,325
Unrealized loss on derivatives	(955)	354	(601)
Defined benefit pension plan — net loss arising during the period	(3,398)	1,257	(2,141)

Net unrealized loss	$(12,785)	$4,686	$(8,099)

2007
Unrealized gain on available for sale securities	$2,344	$(918)	$1,426
Less reclassification adjustment for gains realized in net income	(308)	120	(188)
Defined benefit pension plan — net gain arising during the period	615	(227)	388

Net unrealized gain	$2,651	$(1,025)	$1,626

2006
Unrealized gain on available for sale securities	1,387	556	831
Less reclassification adjustment for losses realized in net income	—	—	—
Unrealized loss on derivatives	$(39)	$(16)	$(23)
Defined benefit pension plan — net gain arising during the period	451	167	284

Net unrealized gain	$1,799	$707	$1,092

28.	Other Comprehensive Income — (Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls And Procedures

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

Based on their evaluation as of December 31, 2008, our CEO and our PFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

All internal controls systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in our financial statements, including the possibility of circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our CEO and our PFO, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2008. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Superior Bancorp’s internal control over financial reporting as of December 31, 2008. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Superior Bancorp

We have audited Superior Bancorp’s (a Delaware corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Superior Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Superior Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Superior Bancorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and our report dated March 16, 2009, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 16, 2009

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Nominees for Director,” “Executive Officers,” “Certain Information Concerning the Board of Directors and Its Committees,” “Stockholder Communications with the Board,” “Director Compensation,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation and Other Information,” “Ratification of Selection of Independent Public Accounting Firm” included in our definitive proxy statement to be filed no later than April 30, 2009, in connection with our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Schedules.

(l)	The consolidated financial statements of Superior Bancorp and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

(2)	All schedules to the consolidated financial statements of Superior Bancorp and its subsidiaries have been omitted because they are not required under the related instructions or are inapplicable, or because the required information has been provided in the consolidated financial statements or the notes thereto.

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

(3)-l	Restated Certificate of Incorporation of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated April 28, 2008, is hereby incorporated herein by reference.
(3)-2	Bylaws of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated November 20, 2007, is hereby incorporated herein by reference.
(3)-3	Certificate of Designations of Superior Bancorp Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated November 26, 2008, is hereby incorporated herein by reference.

(4)-1	Amended and Restated Declaration of Trust, dated as of September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, The Banc Corporation, as Sponsor, David R. Carter and James A. Taylor, Jr., as Administrators, filed as Exhibit(4)-l to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 3l, 2000, is hereby incorporated herein by reference.
(4)-2	Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit(4)-2 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-3	Indenture, dated as of September 7, 2000, by and among The Banc Corporation as issuer and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, filed as Exhibit(4)-3 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-4	Placement Agreement, dated as of August 31, 2000, by and among The Banc Corporation, TBC Capital Statutory Trust II, Keefe Bruyette & Woods, Inc., and First Tennessee Capital Markets, filed as Exhibit(4)-4 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-5	Amended and Restated Declaration of Trust, dated as of July 16, 2001, by and among The Banc Corporation, The Bank of New York, David R. Carter, and James A. Taylor, Jr. filed as Exhibit(4)-5 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-6	Guarantee Agreement, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit(4)-6 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-7	Indenture, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit #(4)-7 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-8	Placement Agreement, dated as of June 28, 2001, among TBC Capital Statutory Trust III, and The Banc Corporation and Sandler O’Neill & Partners, L.P. filed as Exhibit #(4)-8 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-9	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 4.4 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-10	Amended and Restated Declaration of Trust, dated March 23, 2000, by and among The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I filed as Exhibit 10.1 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-11	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 10.2 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-12	Stock Purchase Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-1 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-13	Registration Rights Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-2 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-14	Indenture, dated as of December 15, 2005, by and between Peoples Community Bancshares, Inc. and Wilmington Trust Company, filed as Exhibit 4.14 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.

(4)-15	Placement Agreement, dated as of December 7, 2005, by and among Peoples Community Bancshares, Inc., Peoples Community Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc, filed as Exhibit 4.15 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference .
(4)-16	Guarantee Agreement, dated as of December 15, 2005, by and between Peoples Community Bancshares, Inc. and Wilmington Trust Company, filed as Exhibit 4.16 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.
(4)-17	Amended and Restated Declaration of Trust, dated as of December 15, 2005, by and among Wilmington Trust Company, Peoples Community Bancshares, Inc., Neil D. McCurry, Jr. and Dorothy S. Barth, filed as Exhibit 4.17 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.
(4)-18	Declaration of Trust, dated July 10, 2007, by and among Superior Bancorp, Wilmington Trust Company, Mark A. Tarnakow, William H. Caughran and Rick D. Gardner filed as Exhibit 4.01 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-19	Indenture, dated as of July 19, 2007, between Superior Bancorp and Wilmington Trust Company filed as Exhibit 4.02 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-20	Guarantee Agreement, dated as of July 19, 2007, between Superior Bancorp and Wilmington Trust Company filed as Exhibit 4.03 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-21	Placement Agreement, dated July 18, 2007, by and among Superior Bancorp, FTN Capital Markets and Keefe, Bruyette & Woods, Inc. filed as Exhibit 4.04 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-22	Summary Description of Non-Employee Directors Stock Plan., filed as Exhibit 4 to Superior Bancorp’s Registration Statement on Form S-8, dated May 30, 2006 (Registration No. 333-134561), is hereby incorporated herein by reference.
(10)-1*	Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, filed as Exhibit (10)-1 to The Banc Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is hereby incorporated herein by reference.
(10)-2*	Commerce Bank of Alabama Incentive Stock Compensation Plan, filed as Exhibit(4)-3 to The Banc Corporation’s Registration Statement on Form S-8, dated February 22, 1999 (Registration No. 333-72747), is hereby incorporated herein by reference.
(10)-3*	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Stanley Bailey, filed as Exhibit 10-5 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-4*	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Marvin Scott, filed as Exhibit 10-6 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-5*	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and Rick D. Gardner, filed as Exhibit 10-7 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-6*	Agreement between Superior Bank and William H. Caughran, dated August 31, 2006, filed as Exhibit 10.4 to Amendment No. 1 to Superior Bancorp’s Registration Statement on Form S-4 (Registration No. 333-136419) is hereby incorporated herein by reference.
(10)-7*	Management Incentive Compensation Plan, filed as Exhibit 10.1 to The Banc Corporation’s Current Report on Form 8-K, dated April 26, 2005, is hereby incorporated herein by reference.
(10)-8*	Change in Control Agreement, dated March 10, 2008, by and among Superior Bancorp, Superior Bank and William H. Caughran, filed as Exhibit 10.22 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.

(10)-9	Loan Agreement, dated as of September 4, 2008, between Superior Bancorp and Colonial Bank, filed as Exhibit 10.1 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-10	Revolving Credit Note, dated September 4, 2008, between Superior Bancorp and Colonial Bank,, filed as Exhibit 10.2 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-11	Stock Pledge Agreement, dated as of September 4, 2008, given by Superior Bancorp, filed as Exhibit 10.3 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-12	Agreement to Purchase Subordinated Notes, dated as of September 17, 2008, by and among Superior Bank, Superior Bancorp and Durden Enterprises, LLC, filed as Exhibit 10.4 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-13	Letter to Durden Enterprises, LLC, dated as of September 17, 2008, filed as Exhibit 10.5 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-14	9.5% Subordinated Note Due September 15, 2018 given by Superior Bank, filed as Exhibit 10.6 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-15	Warrant to Purchase Common Stock of Superior Bancorp dated as of September 17, 2008, filed as Exhibit 10.7 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-16*	Agreement, dated as of September 8, 2008, between Superior Bancorp and James A. White, filed as Exhibit 10.8 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-17*	Change in Control Agreement, dated as of September 8, 2008, by and among Superior Bancorp, Superior Bank and James A. White, filed as Exhibit 10.8 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-18	Warrant, dated December 5, 2008, to purchase up to 1,923,792 shares of common stock of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-19	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-20	Form of Waiver, executed as of December 5, 2008, by each of the Senior Executive Officers of Superior Bancorp, filed as Exhibit 10.2 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-21	Form of Letter Agreement, executed as of December 5, 2008, by each of the Senior Executive Officers of Superior Bancorp, filed as Exhibit 10.3 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-22*	Superior Bancorp 2008 Incentive Compensation Plan, filed as Exhibit 10.1 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is hereby incorporated herein by reference.
(10)-23*	Amended and Restated Employment Agreement, dated December 29, 2008, between Superior Bancorp and C. Stanley Bailey.
(10)-24*	Amended and Restated Employment Agreement, dated December 29, 2008, between Superior Bancorp and C. Marvin Scott.
(10)-25*	Amended and Restated Employment Agreement, dated December 29, 2008, between Superior Bancorp and Rick D. Gardner.
(10)-26*	Amendment to Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation
(10)-27*	Agreement, dated as of January 1, 2006, between The Banc Corporation and James Mailon Kent, Jr.

(10)-28*	Amendment to Agreement, dated as of November 3, 2008, between Superior Bancorp and James Mailon Kent, Jr.
(21)	Subsidiaries of Superior Bancorp.
(23)-1	Consent of Grant Thornton, LLP.
(23)-2	Consent of Carr, Riggs & Ingram, LLC.
(31)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).
(32)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Compensatory plan or arrangement

(c)	Financial Statement Schedules.

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
C. Stanley Bailey
Chief Executive Officer

March 16, 2009

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and James A. White, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation’s 2008 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Stanley Bailey C. Stanley Bailey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2009

/s/ James A. White James A. White	Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ James C. Gossett James C. Gossett	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2009

/s/ Roger Barker Roger Barker	Director	March 16, 2009

/s/ Rick D. Gardner Rick D. Gardner	Director and Chief Operating Officer	March 16, 2009

/s/ Thomas E. Jernigan, Jr. Thomas E. Jernigan, Jr.	Director	March 16, 2009

/s/ James Mailon Kent, Jr. James Mailon Kent, Jr.	Director	March 16, 2009

/s/ Mark A. Lee Mark A. Lee	Director	March 16, 2009

/s/ James M. Link James M. Link	Director	March 16, 2009

Signature	Title	Date

/s/ Peter L. Lowe Peter L. Lowe	Director	March 16, 2009

/s/ John C. Metz John C. Metz	Director	March 16, 2009

/s/ D. Dewey Mitchell D. Dewey Mitchell	Director	March 16, 2009

/s/ Barry Morton Barry Morton	Director	March 16, 2009

/s/ Robert R. Parrish, Jr. Robert R. Parrish, Jr.	Director	March 16, 2009

/s/ Charles W. Roberts, III Charles W. Roberts, III	Director	March 16, 2009

/s/ C. Marvin Scott C. Marvin Scott	Director and President	March 16, 2009

/s/ James C. White, Sr. James C. White, Sr.	Director	March 16, 2009