Form 10-Q
period 2009-03-31
SUPERIOR BANCORP
filed 2009-05-08
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2009

Common stock, $.001 par value	10,099,893

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$77,471	$74,237
Interest-bearing deposits in other banks	39,336	10,042
Federal funds sold	2,455	5,169

Total cash and cash equivalents	119,262	89,448
Investment securities available for sale	338,590	347,142
Tax lien certificates	18,804	23,786
Mortgage loans held for sale	40,628	22,040
Loans, net of unearned income	2,359,299	2,314,921
Allowance for loan losses	(29,871)	(28,850)

Net loans	2,329,428	2,286,071
Premises and equipment, net	105,521	104,085
Accrued interest receivable	15,108	14,794
Stock in FHLB	19,337	21,410
Cash surrender value of life insurance	48,718	48,291
Core deposit and other intangible assets	19,963	21,052
Other real estate	25,609	19,971
Other assets	53,470	54,611

Total assets	$3,134,438	$3,052,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$253,447	$212,732
Interest-bearing	2,254,218	2,130,256

TOTAL DEPOSITS	2,507,665	2,342,988
Advances from FHLB	243,322	361,324
Federal funds borrowed and security repurchase agreements	1,737	3,563
Notes payable	45,575	7,000
Subordinated debentures, net	60,829	60,884
Accrued expenses and other liabilities	24,240	25,703

Total liabilities	2,883,368	2,801,462

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, 69,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.001 per share; shares authorized 15,000,000; shares issued 10,427,981 and 10,403,087 respectively; outstanding 10,099,893 and 10,074,999 respectively	10	10
Surplus — preferred	63,259	62,978
— warrants	8,646	8,646
— common	329,601	329,461
Accumulated deficit	(131,733)	(129,904)
Accumulated other comprehensive loss	(6,803)	(7,925)
Treasury stock, at cost — 322,045 and 321,485 shares, respectively	(11,341)	(11,373)
Unearned ESOP stock	(398)	(443)
Unearned restricted stock	(171)	(211)

Total stockholders’ equity	251,070	251,239

Total liabilities and stockholders’ equity	$3,134,438	$3,052,701

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$34,952	$37,346
Interest on taxable securities	4,009	4,052
Interest on tax-exempt securities	428	430
Interest on federal funds sold	5	80
Interest and dividends on other investments	362	644

Total interest income	39,756	42,552
INTEREST EXPENSE
Interest on deposits	14,893	20,253
Interest on other borrowed funds	2,342	2,792
Interest on subordinated debentures	1,193	1,015

Total interest expense	18,428	24,060

NET INTEREST INCOME	21,328	18,492
Provision for loan losses	3,452	1,872

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,876	16,620
NONINTEREST INCOME
Service charges and fees on deposits	2,387	2,103
Mortgage banking income	1,691	1,266
Total other-than-temporary impairment losses (“OTTI”) (see Note 3)	(1,777)	NA
Portion of OTTI recognized in other comprehensive income	1,453	NA

Investment securities (loss) gain	(324)	402
Change in fair value of derivatives	(199)	1,050
Increase in cash surrender value of life insurance	515	552
Other income	1,216	1,228

TOTAL NONINTEREST INCOME	5,286	6,601
NONINTEREST EXPENSES
Salaries and employee benefits	12,309	12,141
Occupancy, furniture and equipment expense	4,416	4,060
Amortization of core deposit intangibles	985	896
Merger-related costs	—	108
Other expenses	6,353	5,059

TOTAL NONINTEREST EXPENSES	24,063	22,264

(Loss) income before income taxes	(901)	957
INCOME TAX (BENEFIT) EXPENSE	(215)	262

NET (LOSS) INCOME	(686)	695
Preferred stock dividends and amortization	1,143	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(1,829)	$695

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.18)	$0.07

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.18)	$0.07

Weighted average common shares outstanding	10,053	10,011
Weighted average common shares outstanding, assuming dilution	10,053	10,045
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
NET CASH USED BY OPERATING ACTIVITIES	$(14,082)	$(5,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	17,368
Proceeds from maturities of investment securities available for sale	15,335	71,607
Purchases of investment securities available for sale	(5,290)	(54,930)
Redemption of tax lien certificates	7,401	4,323
Purchase of tax lien certificates	(2.419)	(793)
Net increase in loans	(54,732)	(55,890)
Purchases of premises and equipment	(3,365)	(4,245)
Proceeds from sale of premises and equipment	77	4,249
Proceeds from sale of repossessed assets	1,993	2,898
Decrease (increase) in stock in FHLB	2,074	(4,281)

Net cash used by investing activities	(38,926)	(19,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	164,809	(34,641)
Net (decrease) increase in FHLB advances and other borrowed funds	(119,890)	79,519
Proceeds from notes payable	38,575	—
Preferred cash dividend paid	(672)	—

Net cash provided by financing activities	82,822	44,878

Net increase in cash and cash equivalents	29,814	19,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,448	63,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,262	$83,219

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (the “Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2008. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The Condensed Consolidated Statement of Financial Condition at December 31, 2008, presented herein, has been derived from the financial statements audited by Grant Thornton LLP, independent registered public accountants, as indicated in their report, dated March 16, 2009, included in the Corporation’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Note 2 — Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements” (“SFAS 157”). It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

•	FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” (“FSP 115-2 and 124-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation has elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a significant impact on the Corporation’s financial condition, results of operations or cash flow. The effect of the early adoption of FSP 115-2 and 124-2 has resulted in the portion of OTTI determined to be credit related ($324,000, or $204,000 after-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($1,453,000, or $915,000 after-tax) was recognized in other comprehensive loss (see Notes 3 and 8).
Statement of Financial Accounting Standards No. 161
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial position, results of operations or cash flows (see Note 5).
Note 3 — Investment Securities
The amounts at which investment securities are carried and their approximate fair values at March 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
U.S. agency securities	$8,945	$112	$15	$9,042
State, county and municipal securities	41,360	320	1,407	40,273
Mortgage-backed securities	265,219	7,202	5,533	266,888
Corporate debt and trust preferred securities	29,985	—	7,777	22,208
Other securities	563	—	384	179

Total	$346,072	$7,634	$15,116	$338,590

Investment securities with an amortized cost of $270,627,000 at March 31, 2009, were pledged to secure United States government deposits and other public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$250	$252
Due after one year through five years	9,936	9,795
Due after five years through ten years	8,364	8,595
Due after ten years	62,303	53,060
Mortgage-backed securities	265,219	266,888

	$346,072	$338,590

Gross realized gains on sales of investment securities available for sale for the three month periods ended March 31, 2009 and 2008 were $-0- and $402,000, respectively, and gross realized losses (includes OTTI) discussed below) for the same periods were $324,000 and $-0-, respectively.

Note 3 — Investment Securities — Continued
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

	March 31, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. agency securities	$5,274	$15	$—	$—	$5,274	$15
State, county and municipal securities	19,474	1,044	4,347	363	23,821	1,407
Mortgage-backed securities	2,009	839	18,156	4,694	20,165	5,533
Corporate debt and other securities	—	—	22,387	8,161	22,387	8,161

Total	$26,757	$1,898	$44,890	$13,218	$71,647	$15,116

	December 31, 2008
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
U.S. agency securities	$—	$—	$248	$2	$248	$2
State, county and municipal securities	17,275	831	3,662	371	20,937	1,202
Mortgage-backed securities	38,727	4,090	7,373	159	46,100	4,249
Corporate debt and other securities	1,061	880	21,493	7,464	22,554	8,344

Total	$57,063	$5,801	$32,776	$7,996	$89,839	$13,797

     The following is a summary of the total count by category of investment securities with gross unrealized losses:

	March 31, 2009
	Total Number of Securities
	Less Than	More Than
	12 Months	12 Months	Total
U.S. agency securities	1	—	1
State, county and municipal securities	51	12	63
Mortgage-backed securities	6	9	15
Corporate debt and other securities	4	11	15

Total	62	32	94

The following table provides further detail of the total investment securities portfolio at March 31, 2009:

			Net Unrealized
	Amortized Cost	Fair Value	Gain (Loss)
	(In thousands)
U.S. agency and agency MBS — AAA rated	$245,239	$252,485	$7,246
State, county and municipal securities	41,360	40,273	(1,087)
Non-agency mortgage-backed securities — AAA rated	22,781	17,264	(5,517)
Non-agency mortgage-backed securities — B and CCC rated	6,144	6,181	37
Bank and pooled trust preferred securities	24,057	16,498	(7,559)
Corporate securities	5,928	5,710	(218)
Fannie Mae and Freddie Mac preferred stock	563	179	(384)

Total	$346,072	$338,590	$(7,482)

The unrealized losses associated with the U.S. agency and agency mortgage-backed securities (“MBS”) securities are caused by changes in interest rates. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by downgraded ratings of the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at March 31, 2009. We believe that all contractual cash flows will be received on this portfolio.

Note 3 — Investment Securities — Continued
The non-agency MBS securities portfolio has experienced various levels of price declines over the previous 12-months. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. No losses are expected in this portfolio at March 31, 2009. During the third and fourth quarters of 2008, we recognized a $1,894,000, ($1,193,000, net of tax) non-cash OTTI charge on three non-agency MBS securities which experienced significant rating downgrades. With the exception of these three securities, we believe all contractual cash flows will be received on the non-agency MBS securities portfolio.
The bank and insurance pooled trust preferred securities prices continue to be affected by reduced demand for these securities and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At March 31, 2009 management believes that the credit quality of these securities remains adequate to absorb further economic declines, with the exception of one bank issued trust preferred security (the “Security”) discussed below for which we recognized a $324,000 credit-related OTTI during the quarter. As a result, management currently believes all contractual cash flows on all other trust preferred securities will be received on this portfolio.
Subsequent to March 31, 2009, the Corporation received notice that under the terms of the Security interest payments were being deferred for a maximum term of 20 quarters due to various regulatory restrictions on the issuing bank. As of March 31, 2009, the Security had an amortized cost of $5,000,000 and an estimated fair value of $3,222,981 which resulted in a $1,777,019 total impairment. Of the total impairment $324,000 has been recognized in current earnings and $1,453,000 was recognized as a component of other comprehensive income. The Corporation estimated the fair value (which is considered a level 3 valuation) of the Security using a discounted cash flow method based on a rate equal to 3-month LIBOR plus 600 basis points. Of the total impairment, $324,000 is considered to be credit loss based on the timing and amount of the interest payments. To determine the amount of credit loss we applied the provisions of paragraph 23 of the FSP 115-2 and 124-2 (See Note 2) which provides that impairment may be measured on the basis of the present value of expected future cash flows and paragraph 14 of SFAS 114 which provides guidance on this calculation. Therefore, the Corporation discounted the expected cash flows at the effective rate implicit in the Security at the date of the acquisition. The credit loss was recognized in the first quarter of 2009 earnings and the amortized cost of the Security was reduced to create a new cost basis. The difference between the old and new basis shall be accreted into income. The Corporation will continue to estimate the present value of cash flows expected to be collected over the life of the Security.
The following table provides a rollforward of the amount of credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through March 31, 2009 (in thousands):

Beginning balance at December 31, 2008	$—
Current period credit loss recognized in earnings	324
Reductions for securities sold during the period	—
Reductions for securities where there is an intent to sale or requirement to sale	—
Reductions for increases in cash flows expected to be collected	—

Ended balance at March 31, 2009	$324

As of March 31, 2009, the Corporation’s management does not intend to sell the Security described above, nor is it more likely than not that the Corporation will be required to sell the Security before the entire amortized cost basis of the Security is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At March 31, 2009, all of the securities are current as to principal and interest payments, and we currently expect them to remain so in the foreseeable future.
We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At March 31, 2009, management does not intend to sell any investment security in the portfolio, nor is it more likely than not that the Corporation will be required to sell any security before the entire amortized cost basis of the security is recovered.

Note 4 — Notes Payable
The following is a summary of notes payable as of March 31, 2009 (in thousands):

Note payable to bank, borrowed under $10,000,000 line of credit, due September 3, 2009; interest is based on the lender’s base rate, secured by 100% of the outstanding Superior Bank stock	$7,000
Senior note guaranteed under the TLGP, due March 30, 2012, 2.625% fixed rate due semi-annually	40,000
Less: Discount, FDIC guarantee premium and other issuance costs	(1,425)

Total notes payable	$45,575

On March 31, 2009, Superior Bank (the “Bank”), completed an offering of a $40,000,000 aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (the “TLGP”) and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of the Bank and it is not subject to redemption prior to maturity. The Note is solely the obligation of the Bank and is not guaranteed by the Corporation. The Bank received net proceeds, after discount, FDIC guarantee premium and other issuance cost, of approximately $38,575,000, which will be used by the Bank for general corporate purposes. The debt will yield an effective interest rate, including amortization, of 3.89%.
In connection with the TLGP, the Bank entered into a Master Agreement with the FDIC. The Master Agreement contains certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the TLGP.
Note 5 — Derivative Financial Instruments
The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying condensed consolidated statement of financial condition and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows.
The Corporation utilizes interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Corporation’s objectives for utilizing these derivative instruments are described below:
Interest Rate Swaps
The Corporation has entered interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month LIBOR. As of March 31, 2009 and December 31, 2008 the Corporation had $723,000 and $1,166, 000, respectively in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.
The Corporation has entered into certain interest rate swaps on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap with a loan customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.

Note 5 — Derivative Financial Instruments — Continued
Fair Value Hedges
As of December 31, 2008 and 2007, the Corporation had $2,777,000 and $5,334,000, respectively in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. As of March 31, 2009 and December 31, 2008, the amount of CD swaps designated as hedging instruments had a recorded fair value of $355,000 and $799,000, respectively, and a weighted average life of 2.9 and 6.8 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 1.26% (LIBOR based).
Cash Flow Hedges
The Corporation has entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $22,000,000 to hedge the variability in cash flows on $22,000,000 of junior subordinated debentures. Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (2.65% as of March 31, 2009) and pays a weighted average fixed rate of 4.42%. As of March 31, 2009 and December 31, 2008, these interest rate swap agreements are recorded as liabilities in the amount of $985,000 and $954,000, respectively.
Interest Rate Lock Commitments
During the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under the provisions of SFAS No. 133 and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $97,687,000 and $92,721,000 at March 31, 2009 and December 31, 2008, respectively. The fair value of the origination commitments was $159,000 and $(117,000) at March 31, 2009 and December 31, 2008, respectively.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs (in thousands).

	March 31, 2009		December 31, 2008
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$355	$5,334	$799
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	22,000	(985)	22,000	(954)
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	723	92	1,166	164
Mortgage loan held for sale interest rate lock commitment	97,687	159	92,721	(117)
Commercial loan interest rate swap	3,838	447	3,861	462
Commercial loan interest rate swap	3,838	(447)	3,861	(462)

Note 5 — Derivative Financial Instruments — Continued
The weighted-average rates paid and received for interest rate swaps outstanding at March 31, 2009 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received
Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	1.26%	4.70%
Cash flow hedge interest rate swaps on subordinated debentures	4.42	2.65
Non-hedging interest rate swap on commercial loan	6.73	6.73
Gains, Losses and Derivative Cash Flows
For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in noninterest income to the extent that such changes in fair value do not offset represents hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in noninterest income. Net cash flows from the interest rate swap on subordinated debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on subordinated debentures. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other noninterest income.
Amounts included in the consolidated statements of operations related to interest rate derivatives designated as hedges of fair value were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest rate swap on brokered certificates of deposit:
Amount of gain (loss) included in interest expense on deposits	$23	$11
Amount of gain (loss) included in other noninterest income	(430)	25
Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the period related to interest rate derivatives designated as hedges of cash flows were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest rate swap on subordinated debenture:
Net gain (loss) included in interest expense on subordinated debt	$(55)	$—
Amount of gain (loss) recognized in other comprehensive income	(29)	—
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the condensed consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedge included in accumulated other comprehensive income totaled $620,000 at March 31, 2009 and $601,000 at December 31, 2008.
Amounts included in the consolidated statements of operations related to non-hedging interest rate swap on commercial loans were not

Note 5 — Derivative Financial Instruments — Continued
significant during any of the reported periods. As stated above, the Corporation enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Corporation simultaneously enters into an offsetting derivative contract with a third party. The Corporation recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Corporation acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.
Gain (loss) included in noninterest income on the condensed consolidated statements of operations related to non-hedging derivative instruments were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	$(45)	$131
Mortgage loan held for sale interest rate lock commitment	276	216
Interest rate floors	—	678
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee. The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Corporation’s derivative contracts.
The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts totaled $3.2 million at March 31, 2009.
Note 6 — Segment Reporting
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
The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2008. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

Note 6 — Segment Reporting — Continued

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended March 31, 2009
Net interest income	$7,547	$9,071	$16,618	$4,710	$21,328
Provision for loan losses	1,612	1,478	3,090	362	3,452
Noninterest income	2,071	515	2,586	2,700	5,286
Noninterest expense	8,312	5,736	14,048	10,015	24,063

Operating (loss) profit	$(306)	$2,372	$2,066	$(2,967)	(901)

Income tax benefit					(215)

Net loss					$(686)

Total assets	$1,050,658	$1,147,653	$2,198,311	$936,127	$3,134,438

Three months ended March 31, 2008
Net interest income	$6,998	$9,621	$16,619	$1,873	$18,492
Provision for loan losses	855	858	1,713	159	1,872
Noninterest income	1,862	450	2,312	4,289	6,601
Noninterest expense	7,626	5,486	13,112	9,152	22,264

Operating profit (loss)	$379	$3,727	$4,106	$(3,149)	957

Income tax expense					262

Net income					$695

Total assets	$993,808	$1,155,201	$2,149,009	$814,890	$2,963,899

Note 7 —Net (Loss) Income per Common Share
The following table sets forth the computation of basic net (loss)income per common share and diluted net (loss)income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net (loss)income	$(686)	$695
Less preferred dividends and amortization	(1,143)	—

For basic and diluted, net (loss)income applicable to common stockholders	$(1,829)	$695

Denominator:
For basic, weighted average common shares outstanding	10,053	10,011
Effect of dilutive stock options	—	34

Average common shares outstanding, assuming dilution	10,053	10,045

Basic net (loss)income per common share	$(0.18)	$0.07

Diluted net (loss)income per common share	$(0.18)	$0.07

Basic net (loss)income per common share is calculated by dividing net income(loss), less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 86,653 shares of common stock were not included in computing diluted net loss per share for the three-month period ending March 31, 2009, as they are considered anti-dilutive.
Note 8 — Comprehensive (Loss) Income
Total comprehensive income was $437,000 for the three-month period ended March 31, 2009, and $1,487,000 for the three-month period ended March 31, 2008. Total comprehensive income consists of net (loss)income and other comprehensive income. The components of other comprehensive income for the three-month period ending March 31, 2009 and 2008 are as follows:

Note 8 — Comprehensive (Loss) Income — Continued

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
	(In thousands)
2009
Unrealized gain on available for sale securities, net of total OTTI	$1,487	$(551)	$936
Less reclassification adjustment for OTTI realized in net loss	324	(120)	204
Unrealized loss on derivatives	(29)	11	(18)

Net unrealized gain	$1,782	$(660)	$1,122

2008
Unrealized gain on available for sale securities	$1,731	$(687)	$1,044
Less reclassification adjustment for gains realized in net income	(402)	149	(253)

Net unrealized gain	$1,329	$(538)	$791

Note 9 — Income Taxes
The difference in the effective tax rate in the three-month period ended March 31, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
Note 10 — Stock Incentive Plan
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
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the underlying options. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the three-month periods ended March 31, 2009 and 2008:

	2009	2008
Risk free interest rate	NA	4.50%
Volatility factor	NA	29.11%
Weighted average life of options (in years)	NA	5.00
Dividend yield	NA	0.00%

Note 10 — Stock Incentive Plan - Continued
A summary of stock option activity as of March 31, 2009 and changes during the three months then ended is shown below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2009	848,922	$29.94
Granted	—	—
Forfeited	(18,625)	32.70

Under option, March 31, 2009	830,297	$29.88	5.89	$—

Exercisable at end of period	634,028	$31.72	3.84	$—

Weighted-average fair value per option of options granted during the period	$—

As of March 31, 2009, there was $611,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over the next 12-to 30-month period unless the options vest earlier based on achievement of benchmark trading price levels. During the three-month period ended March 31, 2009, and 2008, the Corporation recognized approximately $121,000 and $161,000, respectively, in compensation expense related to options granted.
Note 11 — Fair Value Measurements
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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$338,590	$179	$320,077	$18,334
Derivative assets	1,054	—	1,054	—

Total recurring basis measured assets	$339,644	$179	$321,131	$18,334

Derivative liabilities	$1,431	$—	$1,431	$—

Total recurring basis measured liabilities	$1,431	$—	$1,431	$—

Note 11 — Fair Value Measurements — Continued
Valuation Techniques — Recurring Basis
Securities Available for Sale. When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily bank and pooled trust preferred securities where the fair value is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings.
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
Changes in Level 3 fair value measurements
The tables below include a roll-forward of the condensed consolidated statement of financial condition amounts for the three months ended March 31, 2009, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at December 31, 2008	$18,497
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(219)
Included in other comprehensive income	73
Other changes due to principal payments	(17)

Balance at March 31, 2009	$18,334

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at March 31, 2009	$(219)

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices
		in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$40,628	$—	$40,628	$—
Impaired loans, net of specific allowance	54,927	—	—	54,927
Other real estate	25,609	—	—	25,609

Total nonrecurring basis measured assets	$121,164	$—	$40,628	$80,536

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Note 11 — Fair Value Measurements — Continued
Impaired Loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets including equipment. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Other Real Estate. The value of other real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Other real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our March 31, 2009 condensed consolidated financial condition and results of operations for the three-month period ended March 31, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
The quarter’s results reflect this difficult recessionary period and the challenges facing the entire banking industry. While our nonperforming assets increased as we anticipated, our credit losses remain low and consistent with our historical levels. Equally important, we showed dramatic growth in new customers and core deposits while seeing loan growth moderate in comparison to 2008. Currently, we are experiencing a very high level of liquidity, and our reliance on non-customer funding is quite low. We are also closely focused on our capital structure, which remains ‘well capitalized’ so that our capacity to finance new lending activity remains strong.
Even though we may be experiencing some early signs of economic improvement and some renewed confidence in the stock market, these are very preliminary, and at best, we are still in a protracted recession. In these unprecedented times, our focus will remain on the long run, on maintaining our ability to support our customers in their growth along conservative lines. Our new business development activities continue to be focused on relationship building, which we anticipate will result in stronger deposit growth along with new loans as new relationships are added. To a large degree, the funding improvement we experienced in this quarter is associated with our success in building relationship banking.
Our principal subsidiary is Superior Bank (the“Bank”), a federal savings bank headquartered in Birmingham, Alabama, which operates 77 banking offices from Huntsville, Alabama to Venice, Florida and 24 consumer finance company offices in Alabama. Our Florida franchise currently has 32 branches and Alabama has 45 branches.
Our first quarter 2009 net loss was $(686,000), or $(0.18) per share, compared to net income of $695,000 for the first quarter of 2008.
Our first quarter 2009 net interest income decreased to $21.3 million, or 2.1%, from $21.8 million for the fourth quarter of 2008 and increased by 15.3% from $18.5 million for the first quarter of 2008. Net interest margin declined to 3.12% compared to 3.29% for the fourth quarter of 2008. This narrowing is due principally to a decrease in the prime rate late in the fourth quarter of 2008, the effect of which was felt for the full first quarter, along with an increase in non-performing assets. The effect of non-accrual loans on the net interest margin for the first quarter of 2009 is estimated to be 0.13%. Our total assets remained level at $3.1 billion at March 31, 2009, compared to December 31, 2008. Our total deposits at March 31, 2009 increased 7.03% to $2.5 billion from December 31, 2008 and increased 15.8% from March 31, 2008.
Loans increased to $2.36 billion at March 31, 2009, an increase of 1.9% from December 31, 2008 and 14.2% from March 31, 2008. We approved approximately $327 million in new loan commitments in the first quarter of 2009, two-thirds of which were residential mortgages for sale in the secondary market.
At March 31, 2009, nonperforming loans (“NPLs”) were 3.15% of total loans compared to 2.71% at December 31, 2008, which is in line with management’s expectations. The $11.4 million NPL increase during the first quarter of 2009 from the fourth quarter of 2008 was principally due to increases in residential 1-4 mortgages ($7.5 million) in Alabama. Of total NPLs, $28.7 million is in Alabama and $44.5 million is in Florida.
Loans in the 30-89 days past due (DPD) category increased to 2.34% of total loans at March 31, 2009 from 1.05% of total loans at December 31, 2008, primarily as a result of one credit totaling $14.7 million.

Net loan charge-offs increased to 0.42% as a percentage of average loans during the first quarter of 2009, compared to 0.32% during the fourth quarter of 2008. Of the $2.4 million net charge-offs in the first quarter of 2009, the Bank’s charge-offs were $1.9 million, or 0.33% of consolidated average loans, and the consumer finance company charge-offs were $525,000, or 0.09% of consolidated average loans. Of total charge-offs, 22.5% related to 1-4 family mortgages and 37.2% related to real estate construction.
The provision for loan losses was $3.5 million in the first quarter of 2009, maintaining the allowance for loan losses at 1.27% of net loans, or $29.9 million, at March 31, 2009, compared to 1.25% of net loans, or $28.8 million, at December 31, 2008. Management has taken a proactive approach to management of these loans and will continue to maintain an active role in them to minimize loss.
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $29.8 million, or 33.3%, to $119.2 million at March 31, 2009 from $89.4 million at December 31, 2008. At March 31, 2009, short-term liquid assets comprised 3.8% of total assets, compared to 2.9% at December 31, 2008. On March 31, 2009, the Bank completed an offering of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (“TLGP”) and is backed by the full faith and credit of the United States. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to a minimum of $250 million in additional funding from traditional sources. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.
The Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 11.89%, a Tier I core capital ratio of 8.79% and a Tier I risk based capital ratio of 10.64% as of March 31, 2009. The Bank’s Tangible Common Equity Ratio is 8.85% at March 31, 2009.
Our Total Risk Based Capital Ratio was 11.45% and our Tangible Common Equity Ratio was 5.11% at March 31, 2009.
Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (‘FASB”) finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements” (“SFAS 157”), It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

•	FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” (‘FSP 115-2 and 124-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. We have elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a significant impact on our financial condition, results of operations or cash flow. The effect of the early adoption of FSP 115-2 and 124-2 has resulted in the portion of OTTI determined to be credit related ($324,000, or $204,000 after tax) being recognized in current earnings, while the portion of OTTI related to other factors ($1,453,000, or $915,000 after-tax) was recognized in other comprehensive loss (see Notes 3 and 8 to the condensed consolidated financial statements).
Statement of Financial Accounting Standards No. 161
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for us on January 1, 2009 and did not have a significant impact on our financial position, results of operations or cash flows (see Note 5 to the condensed consolidated financial statements).
Results of Operations
The following table sets forth key earnings and other financial data for the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Net (loss) income	$(686)	$695
Net (loss) income applicable to common shareholders	(1,829)	695
Net (loss) income per common share (diluted)	(0.18)	0.07
Net interest margin	3.12%	3.04%
Net interest spread	2.91%	2.76%
Return on average assets	(0.09)%	0.10%
Return on average tangible assets	(0.09)%	0.10%
Return on average stockholders’ equity	(1.11)%	0.80%
Return on average tangible equity	(1.20)%	1.70%
Common book value per share	$17.74	$35.00
Tangible common book value per share	15.76	16.44
The change in our net income during the first quarter of 2009 compared to the first quarter of 2008 is primarily the result of increases in the provision for loan losses and the accrual of dividends on preferred stock which began in the fourth quarter of 2008. The increase in provision for loan losses reflects the effect of the current credit cycle and the overall economic environment. See “Financial Condition — Allowance for Loan Losses” for additional discussion. Changes in other components of our operations are discussed in the various sections that follow.

Net Interest Income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	First Quarter 2009 vs 2008
	Average	Income/	Yield/
	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$321,833	$(2,394)	(1.33)%
Investment securities
Taxable	(5,113)	(43)	0.07
Tax-exempt	308	(3)	(0.03)

Total investment securities	(4,805)	(46)	0.07
Federal funds sold	(2,301)	(75)	(3.09)
Other investments	11,331	(282)	(3.09)

Total interest-earning assets	$326,058	(2,797)	(1.17)

Interest-bearing liabilities:
Demand deposits	$(34,619)	(2,881)	(1.63)
Savings deposits	141,768	688	0.25
Time deposits	110,012	(3,167)	(1.30)
Other borrowings	65,510	(450)	(1.34)
Subordinated debentures	7,145	178	0.35

Total interest-bearing liabilities	$289,816	(5,632)	(1.32)

Net interest income/net interest spread		2,835	0.15%

Net yield on earning assets			0.08%

Taxable equivalent adjustment:
Investment securities		(1)

Net interest income		$2,836

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,392,145	$34,952	5.93%	$2,070,312	$37,346	7.26%
Investment securities
Taxable	302,082	4,009	5.38	307,195	4,052	5.31
Tax-exempt (2)	40,280	649	6.53	39,972	652	6.56

Total investment securities	342,362	4,658	5.52	347,167	4,704	5.45
Federal funds sold	7,240	5	0.28	9,541	80	3.37
Other investments	57,000	362	2.58	45,669	644	5.67

Total interest -earning assets	2,798,747	39,977	5.79	2,472,689	42,774	6.96
Noninterest-earning assets:
Cash and due from banks	70,943			56,657
Premises and equipment	105,079			103,624
Accrued interest and other assets	153,499			287,435
Allowance for loan losses	(29,123)			(22,814)

Total assets	$3,099,145			$2,897,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$641,259	$2,195	1.39%	$676,148	$5,076	3.02%
Savings deposits	199,161	921	1.88	57,393	233	1.63
Time deposits	1,359,453	11,777	3.51	1,249,440	14,944	4.81
Other borrowings	333,376	2,342	2.85	267,866	2,792	4.20
Subordinated debentures	60,852	1,193	7.95	53,707	1,015	7.60

Total interest -bearing liabilities	2,594,371	18,428	2.88	2,304,554	24,060	4.20
Noninterest-bearing liabilities:
Demand deposits	231,547			216,745
Accrued interest and other liabilities	21,576			24,942
Stockholders’ equity	251,651			351,350

Total liabilities and stockholders ‘equity	$3,099,145			$2,897,591

Net interest income/net interest spread		21,549	2.91%		18,714	2.76%

Net yield on earning assets			3.12%			3.04%

Taxable equivalent adjustment:
Investment securities (2)		221			222

Net interest income		$21,328			$18,492

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.
The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,394)	$(7,528)	$5,134
Interest on securities
Taxable	(43)	40	(83)
Tax-exempt	(3)	(5)	2
Interest on federal funds	(75)	(59)	(16)
Interest on other investments	(282)	(411)	129

Total interest income	(2,797)	(7,963)	5,166

Expense from interest-bearing liabilities:
Interest on demand deposits	(2,881)	(2,631)	(250)
Interest on savings deposits	688	40	648
Interest on time deposits	(3,167)	(4,357)	1,190
Interest on other borrowings	(450)	(1,022)	572
Interest on subordinated debentures	178	46	132

Total interest expense	(5,632)	(7,924)	2,292

Net interest income	$2,835	$(39)	$2,874

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income. Noninterest income decreased $1.3 million, or 19.9%, to $5.3 million for the first quarter of 2009, from $6.6 million in the first quarter of 2008. The components of noninterest income for the first quarter of 2009 and 2008 consisted of the following:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,387	$2,103	13.50%
Mortgage banking income	1,691	1,266	33.57
Investment securities (losses) gains	(324)	402	(180.60)
Change in fair value of derivatives	(199)	1,050	(118.95)
Increase in cash surrender value of life insurance	515	552	(6.70)
Other noninterest income	1,216	1,228	(0.98)

Total	$5,286	$6,601	(19.92)%

The increase in service charges and fees on deposits is primarily attributable to pricing changes and account growth. The increase in mortgage banking income during the first quarter of 2009 is the result of an increase in the volume of refinancing. The investment securities loss is the result of an impairment charge related to a bank trust preferred security. See “Financial Condition — Investment Securities” for additional discussion. The decline resulting from the change in the fair value of derivatives is primarily the result of a “call” on an interest rate swap (See Note 5 to the condensed consolidated financial statements).
Noninterest expenses. Noninterest expenses increased $1.8 million, or 8.1%, to $24.1 million for the first quarter of 2009 from $22.3 million for the first quarter of 2008. This increase is primarily due to the full impact of our new branch program, which contributed to increases in personnel, occupancy cost and equipment expense, totaled approximately $413,000. An additional large increase of $427,000 was recorded in insurance expense due to a first quarter of 2009 FDIC premium increase along with the exhaustion of premium rebates which were recorded in the first quarter of 2008. We also recognized additional cost of approximately $386,000 associated with foreclosed assets. Noninterest expenses included the following for the first quarters of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$12,309	$12,141	1.4%
Occupancy, furniture and equipment expense	4,416	4,060	8.8
Amortization of core deposit intangibles	985	896	9.9
Merger-related costs	—	108	NA
Professional fees	765	436	75.3
Insurance expense	1,067	640	66.6
Postage, stationery and supplies	727	779	(6.7)
Communications expense	802	670	19.7
Advertising expense	551	713	(22.8)
Other operating expense	2,441	1,821	34.3

Total	$24,063	$22,264	8.1%

Income tax (benefit) expense. We recognized an income tax benefit of $(215,000) compared to income tax expense of $262,000 for the first quarter of 2009 and 2008, respectively. The difference in the effective tax rate in the three-month period ended March 31, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
Provision for Loan Losses and Loan Charge-offs. The provision for loan losses was $3.4 million for the first quarter ended March 31, 2009 compared to $1.9 million and $3.0 million the quarters ended March 31, 2008 and December 31, 2008, respectively. In the first quarter of 2009, we had net charged-off loans totaling $2.4 million, compared to net charged-off loans of $1.5 million and $1.8 million in the quarters ended March 31, 2008 and December 31, 2008, respectively. The annualized ratio of net charged-off loans to average loans was 0.42% for the quarter ended March 31, 2009, compared to 0.29% and 0.32 for quarters ended March 31, 2008 and December 31, 2008, respectively. The allowance for loan losses totaled $29.9 million, or 1.27% of loans, net of unearned income, at March 31, 2009, compared to $23.3 million, or 1.13% and $28.9 million, or 1.25% of loans, net of unearned income, at March 31, 2008 and December 31, 2008.

During the first quarter of 2009, the effects of the global recession continued to apply additional stress to the overall performance of our loan portfolio. As a result, we increased our provision for loan losses and our allowance for loan losses as the economy continued to show further signs of deterioration. The following table shows the quarterly provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio during the year:

	Three Months Ended
	March 31,	March 31,	December 31,
	2009	2008	2008
	(Dollars in thousands)
Beginning allowance for loan losses	$28,850	$22,868	$27,670
Provision for loan losses	3,452	1,872	2,969
Total charge-offs	2,809	1,745	1,971
Total recoveries	(378)	(278)	(182)

Net charge-offs	2,431	1,467	1,789

Ending allowance for loan losses	$29,871	$23,273	$28,850

Total loans, net of unearned income	$2,359,299	$2,066,192	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.27%	1.13%	1.25%

See “Financial Condition — Allowance for Loan Losses” for additional discussion
Results of Segment Operations
We have two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. Please see Note 6 — Segment Reporting in the accompanying notes to condensed consolidated financial statements included elsewhere in this report for additional disclosure regarding our segment reporting. Operating profit (loss) by segment is presented below for the periods ended March 31:

	2009	2008
	(In thousands)
Alabama region	$(306)	$379
Florida region	2,372	3,727
Administrative and other	(2,967)	(3,149)
Income tax (benefit) expense	(215)	262

Consolidated net (loss) income	$(686)	$695

Alabama Region. Operating loss for March 31, 2009 totaled $(306,000), compared to $379,000 operating profit for March 31, 2008. The decline in profits is due primarily to increased provision for loan losses and noninterest expenses.
Net interest income for 2009 increased $549,000, or 7.9%, compared to first quarter of 2008. The increase was primarily the result of an increase in the average volume of earning assets offset by a decrease in the average yield on interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for first quarter of 2009 totaled $1.6 million compared to $854,000 in first quarter of 2008. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for first quarter of 2009 increased $209,000, or 11.2%, compared to first quarter of 2008 which was due to increases in service charges and other fees on deposit accounts due to increased account volume and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for first quarter of 2009 increased $686,000 or 9.0% which included increases in salaries and benefits, occupancy expenses and costs of foreclosed assets. These increases are primarily related to our new branch openings and the increased levels of foreclosure activity. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.
Florida Region. Operating profit for first quarter of 2009 totaled $2.4 million compared to $3.7 million operating profit for first quarter of 2008. The decline in profits was primarily the result of a decrease in the net interest income and an increase in the provision for loan losses.
Net interest income for first quarter of 2009 decreased $550,000, or 5.7%, to $9.1 million compared to $9.6 million in the first quarter of 2008. The increase in the average volume of earning assets was offset by a decrease in the average yield on interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for first quarter of 2009 totaled $1.5 million compared to $858,000 in first quarter of 2008. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for first quarter of 2009 increased to $515,000, or 14.4%, compared to first quarter of 2008. The increase was due to increases in service charges on deposit accounts which was primarily due to increases in service charges and other fees on deposits due to increased account volume and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” elsewhere in this discussion.
Noninterest expense for first quarter of 2009 increased to $5.8 million, or 4.6%, compared to $5.5 million in first quarter of 2008. This increase is primarily related to an increase in the costs of foreclosed assets and amortization of intangibles. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.
Fair Value Measurements
In accordance with the provisions of SFAS 157 (see Note 11 to the Condensed Consolidated Financial Statements), we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

At March 31, 2009, we had $98.9 million, or 21.5% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 11 to the condensed consolidated financial statements, available-for-sale securities with a carrying value of $26 million at March 31, 2009 were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of bank and pooled trust preferred securities and have a fair value of $18.3 million at March 31, 2009. As the market for these securities became less active and pricing less reliable, management determined that these securities should be transferred to a Level 3 category during the third quarter of 2008. Management measures fair value on these investments based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings. The remaining Level 3 assets totaling $80.5 million include loans which have been impaired under SFAS 114 and foreclosed other real estate which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Financial Condition
Total assets were $3.134 billion at March 31, 2009, an increase of $82 million, or 2.7%, from $3.052 billion as of December 31, 2008. Average total assets for the first quarter of 2009 were $3.099 billion, which were funded by average total liabilities of $2.847 billion and average total stockholders’ equity of $252 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $29.8 million, or 33.3%, to $119.2 million at March 31, 2009 from $89.4 million at December 31, 2008. At March 31, 2009, short-term liquid assets were 3.8% of total assets, compared to 2.9% at December 31, 2008. On March 31, 2009, the Bank completed an offering of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its TLGP and is backed by the full faith and credit of the United States. See “Borrowings” for additional discussion. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” section for additional discussion.
Investment Securities. Total investment securities decreased $8.5 million, or 2.4%, to $338.6 million at March 31, 2009, from $347.1 million at December 31, 2008. Average investment securities totaled $342.4 million for the first quarter of 2009, compared to $347.2 million for the first quarter of 2008. Investment securities were 12.0% of interest-earning assets at March 31, 2009, compared to 12.7% at December 31, 2008. The investment portfolio produced an average taxable equivalent yield of 5.52% for the first quarter of 2009, compared to 5.45% for the first quarter of 2008.
The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	March 31,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
U.S. agencies	$9,042	$3,843	135.3%
State and political subdivisions	40,273	40,622	(0.9)
Mortgage-backed securities	266,888	280,124	(4.7)
Corporate debt and other securities	22,387	22,553	(0.7)

Total investment securities	$338,590	$347,142	(2.5)%

	Net Unrealized Gain (Loss)
	March 31,	December 31,	Dollar
	2009	2008	Change Pre-tax
	(Dollars in thousands)
U.S. agencies	$97	$130	$(33)
State and political subdivisions	(1,087)	(757)	(330)
Mortgage-backed securities (“MBS”)	1,669	(323)	1,992
Corporate debt and other securities	(8,161)	(8,344)	183

Net unrealized loss	$(7,482)	$(9,294)	$1,812

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries, have severely constricted the structured securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each investment security segment noted in the table below to determine the nature of the decline in the value of investment securities and evaluate if any of the underlying securities has experienced other-than-temporary impairment (“OTTI”). The following table provides further detail of the investment securities portfolio at March 31, 2009.

			Net Unrealized
	Amortized Cost	Fair Value	Gain (Loss)
	(In thousands)
U.S. agency and agency MBS — AAA rated	$245,239	$252,485	$7,246
State, county and municipal securities	41,360	40,273	(1,087)
Non-agency MBS — AAA rated	22,781	17,264	(5,517)
Non-agency MBS — B and CCC rated	6,144	6,181	37
Bank and pooled trust preferred securities	24,057	16,498	(7,559)
Corporate securities	5,928	5,710	(218)
Fannie Mae and Freddie Mac preferred stock	563	179	(384)

Total	$346,072	$338,590	$(7,482)

The unrealized losses associated with the U.S. agency and agency MBS securities are caused by changes in interest rates. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.
The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by down-graded ratings of the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at March 31, 2009. We believe that all contractual cash flows will be received on this portfolio.
The non-agency MBS securities portfolio has experienced various levels of price declines over previous 12-months. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. No losses are expected in this portfolio at March 31, 2009. During the third and fourth quarters of 2008, we recognized a $1.9 million, ($1.2 million, net of tax), non-cash OTTI charge on three non-agency MBS securities which experienced significant rating downgrades. With the exception of these three securities, we believe all contractual cash flows will be received on the non-agency MBS securities portfolio.
The bank and insurance pooled trust preferred securities prices continue to be affected by reduced demand for these securities and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At March 31, 2009, we believe that the credit quality of these securities remains adequate to absorb further economic declines, with the exception of one bank issued trust preferred security (the “Security”) discussed below for which we recognized a $324,000 credit-related OTTI during the quarter. As a result, we currently believe all contractual cash flows on all other trust preferred securities will be received on this portfolio.
Subsequent to quarter-end, we received notice that under the terms of the Security, interest payments were being deferred for a maximum term of 20 quarters due to various regulatory restrictions on the issuing bank. As of March 31, 2009, the Security had an amortized cost of $5.0 million and an estimated fair value of $3.3 million which resulted in a $1.8 million total impairment. Of the total impairment $324,000 has been recognized in current earnings and $1.5 million was recognized as a component of other comprehensive income. We estimated the fair value (which is considered a level 3 valuation) of the Security using a discounted cash flow method based on a rate equal to 3-month LIBOR plus 600 basis points. Of the total impairment, $324,000 is considered to be credit loss based on the timing and amount of the interest payments. To determine the amount of credit loss we applied the provisions of paragraph 23 of the FSP 115-2 and 124-2 (See Note 2 to the condensed consolidated financial statements) which provides that impairment may be measured on the basis of the present value of expected future cash flows and paragraph 14 of SFAS 114 which provides guidance on this calculation. There fore, we discounted the expected cash flows at the effective rate implicit in the Security at the date of the acquisition. The credit loss was recognized in the first quarter of 2009 earnings and the amortized cost of the Security was reduced to create a new cost basis. The difference between old and new basis shall be accreted into income. We will continue to estimate the present value of cash flows expected to be collected over the life of the Security.
The following table provides a rollforward of the amount of credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through March 31, 2009:

Beginning balance at December 31, 2008	$—
Current period credit loss recognized in earnings	324
Reductions for securities sold during the period	—
Reductions for securities where there is an intent to sale or requirement to sale	—
Reductions for increases in cash flows expected to be collected	—

Ended balance at March 31, 2009	$324

As of March 31, 2009, our management does not intend to sell the Security described above, nor is it more likely than not that we will be required to sell the Security before the entire amortized cost basis of the Security is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At March 31, 2009, all of the securities are current as to principal and interest payments, and we currently expect them to remain so in the foreseeable future.
For further details regarding investment securities at March 31, 2009, refer to Notes 2 and 3 of the condensed consolidated financial statements. We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At March 31, 2009, management does not intend to sell any investment security in the portfolio, nor is it more likely than not that we will be required to sell any security before the entire amortized cost basis of the security is recovered.
Loans
Composition of Loan Portfolio, Yield Changes and Diversification. Our loans, net of unearned income, totaled $2.359 billion at March 31, 2009, an increase of 1.9%, or $44 million, from $2.315 billion at December 31, 2008. Mortgage loans held for sale totaled $40.6 million at March 31, 2009, an increase of 84.3%, or $18.6 million from $22.0 million at December 31, 2008. Average loans, including mortgage loans held for sale, totaled $2.392 billion during March 31, 2009, compared to $2.173 billion for the year ended December 31, 2008. Loans, net of unearned income, comprised 83.8% of interest-earning assets at March 31, 2009, compared to 84.4% at December 31, 2008. Mortgage loans held for sale comprised 1.4% of interest-earning assets at March 31, 2009, compared to 0.8% at December 31, 2008. The average yield of the loan portfolio was 5.93% for the three months ended March 31, 2009, compared to 6.40% for the three months ended December 31, 2008 and 7.26% for the three months ended March 31, 2008. The decrease in average yield is primarily the result of a generally lower level of market rates that prevailed throughout the current economy.
Our focus in business development has been toward increasing commercial and industrial lending and has continued to seek attractive commercial development loans, which we believe continue to be profitable if properly underwritten.
The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category
(Dollars in thousands)

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$201,635	8.54%	$207,372	8.95%
Real estate — construction and land development (1)	662,268	28.05	637,587	27.52
Real estate — mortgages
Single-family	659,840	27.94	655,216	28.28
Commercial	707,314	29.95	692,147	29.87
Other	66,778	2.83	65,744	2.84
Consumer	59,379	2.51	57,877	2.50
Other	4,186	0.18	972	0.04

Total loans	2,361,400	100.0%	2,316,915	100.0%

Unearned income	(2,101)		(1,994)
Allowance for loan losses	(29,871)		(28,850)

Net loans	$2,329,428		$2,286,071

(1)	A further analysis of the components of our real estate construction and land development loans as of March 31, 2009 and December 31, 2008 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of March 31, 2009
Alabama segment	$185,591	$79,260	$16,456	$281,307
Florida segment	156,778	198,109	12,416	367,303
Other	196	13,462	—	13,658

Total	$342,565	$290,831	$28,872	$662,268

As of December 31, 2008
Alabama segment	$173,579	$76,315	$17,830	$267,724
Florida segment	141,003	201,688	13,573	356,264
Other	122	13,477	—	13,599

Total	$314,704	$291,480	$31,403	$637,587

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	March 31,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,359,299	$2,314,921	1.92%
Alabama segment	958,135	935,232	2.45
Florida segment	1,091,967	1,060,994	2.92
Other	309,197	318,695	(2.98)

Allowance for Loan Losses
Overview. It is the responsibility of management to assess and maintain the allowance for loan losses at a level it believes is appropriate to absorb the estimated credit losses within our loan portfolio through the provision for loan losses. The determination of our allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio including its judgment regarding certain internal and external factors that affect loan collectability. This process is performed on a quarterly basis under the oversight of the board of directors. The estimation of the allowance for loan losses is based on two basic components — those estimations calculated in accordance with the requirements of SFAS 5 and those specific impairments under SFAS 114 (see discussions below). The calculation of the allowance for loan losses is inherently subjective and actual losses could be greater or less than the estimates.
SFAS 5. Under SFAS 5 estimated losses on all loans that have not been identified with specific impairment, under SFAS 114, are calculated based on the historical loss ratios applied to our standard loan categories using a rolling average adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:
•	trends in volume;

•	effects of changes in credit concentrations;

•	levels of and trends in delinquencies, classified loans, and non-performing assets;

•	levels of and trends in charge-offs and recoveries;

•	changes in lending policies and underwriting guidelines;

•	national and local economic trends and condition; and

•	mergers and acquisitions.
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

Allocation of the Allowance for Loan Losses

	March 31,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,214	8.5%	$2,136	8.9%
Real estate — construction and land development	13,065	28.1	12,168	27.5
Real estate — mortgages
Single-family	8,345	27.9	7,159	28.3
Commercial	4,884	29.9	5,155	29.9
Other	556	2.8	532	2.9
Consumer	1,807	2.5	1,700	2.5

Total	$29,871	100.0%	$28,850	100.0%

The allowance as a percentage of loans, net of unearned income, at March 31, 2009 was 1.27%, compared to 1.25% as of December 31, 2008. Net charge-offs increased $641,000, from $1.8 million during the fourth quarter in 2008 to $2.4 million in the first quarter of 2009. Net charge-offs of commercial loans decreased $64,000, from $53,000 in fourth quarter 2008, to $(11,000) (a net recovery) in first quarter 2009. Net charge-offs of real estate loans increased $754,000, from $1.0 million in fourth quarter 2008 to $1.7 million in first quarter 2009. Net charge-offs of consumer loans decreased $49,000, to $684,000 in first quarter 2009 from $733,000 in fourth quarter 2008. Net charge-offs as a percentage of the allowance for loan losses were 33.01% for the quarter ended March 31, 2009, up from 24.68% and 25.29% for the quarters ended December 31, 2008 and March 31, 2008, respectively.
Real estate construction and development loans are loans where real estate developers acquired raw land with the intent of developing the land into either residential or commercial property. These loans are highly dependent upon development of the property as the primary source of repayment with the collateral disposal and/or guarantor strength as the secondary source, thus the borrowers are dependent upon the completion of the project, the sale of the property, or their own personal cash flow to service the debt. Continued weakness in this sector has been evident in Alabama among our residential builder portfolio and this downturn has been particularly intense in our Florida markets, with Tampa and Sarasota being impacted the most.
During the first quarter of 2009, management increased its allowance for loan losses related to construction and land development real estate loans $900,000 from $12.2 million as of December 31, 2008 to $13.1 million as of March 31, 2009 as a result of the increasing levels of risk associated with the general economic conditions related to construction and land development real estate portfolio throughout our franchise. Net charge-offs for this category increased $800,000 from $104,000 as of March 31, 2008 to $904,000 as of March 31, 2009. Within this construction and land development portfolio, approximately $342 million, or 52%, was related to residential development and construction. Of the residential purpose loans, 55% were located in the Alabama Region at March 31, 2009 with the remainder in the Florida Region. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $122 million, or 36%, of this portfolio. Construction loans related to income-producing properties accounted for $166 million, or 52% of the total commercial construction and development loans. Geographically, approximately 69% of this category was located in the Florida Region, with the remaining loans located primarily in the Alabama Region.
Our allocation of the allowance for loan losses related to single family mortgage loans increased $1.1 million to $8.3 million at March 31, 2009 from $7.2 million at December 31, 2008. This allocation is reflective of the increased risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio. During the first quarter of 2009, we foreclosed on approximately $1.3 million in single family homes; $351,000 or 27% of the total single-family foreclosures were located in Florida Region; the remaining $956,000, or 73% were located in the Alabama Region. Another factor resulting in an increase in allocation was the level of single-family nonperforming loans. At March 31, 2009, single-family mortgages accounted for $30.6 million, or 41%, of the total nonperforming loans; up $7.9 million from $22.7 million as of December 31, 2008. Of this amount approximately 49% were located in the Florida Region and the remainder in the Alabama Region. The overall increases in loss experience, nonperforming loans and deflationary pressure on home values influenced management’s risk assessment and decision to increase the allocation of the allowance for loan losses for single family mortgages during the first quarter of 2009.
Our consumer loan charge-offs were higher during the first quarter of 2009 when compared to the fourth quarter of 2008, primarily due to the increased losses in our consumer finance companies, which accounted for approximately $525,000, or 76.7%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan losses; however, we believe the increased risk associated with these loans is offset by their higher yield.
The allowance for loan losses as a percentage of nonperforming loans decreased to 40.24% at March 31, 2009 from 44.12% at December 31, 2008. Approximately $7.4 million of the allowance for loan losses has been specifically allocated to selected nonperforming loans as of March 31, 2009. As of March 31, 2009, nonperforming loans totaled $74.2 million, of which $72.4 million, or 97.6%, were loans secured by real estate compared to $61.4 million, or 93.7%, as of December 31, 2008. (See “Nonperforming Assets”). Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate
Summary of Loan Loss Experience. The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:
Summary of Loan Loss Experience

	Three Months
	Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$28,850	$22,868	$22,868
Charge-offs:
Commercial and industrial	56	152	504
Real estate — construction and land development	924	3	2,095
Real estate — mortgages
Single-family	547	612	2,460
Commercial	340	362	411
Other	179	106	241
Consumer	695	435	2,490
Other	68	75	243

Total charge-offs	2,809	1,745	8,444
Recoveries:
Commercial and industrial	67	138	646
Real estate — construction and land development	20	2	44
Real estate — mortgage
Single-family	11	19	89
Commercial	3	16	128
Other	198	14	71
Consumer	42	46	181
Other	37	43	155

Total recoveries	378	278	1,314

Net charge-offs	2,431	1,467	7,130
Provision for loan losses	3,452	1,872	13,112

Allowance for loan losses at end of period	$29,871	$23,273	$28,850

Loans at end of period, net of unearned income	$2,359,299	$2,066,192	$2,314,921
Average loans, net of unearned income	2,342,025	2,032,730	2,147,524
Ratio of ending allowance to ending loans	1.27%	1.13%	1.25%
Ratio of net charge-offs to average loans (1)	0.42	0.29	0.33
Net charge-offs as a percentage of:
Provision for loan losses	70.43	78.37	54.38
Allowance for loan losses (1)	33.01	25.28	24.71
Allowance for loan losses as a percentage of nonperforming loans	40.24	75.42	44.12

(1)	Annualized.
Nonperforming Assets. Nonperforming assets increased $17.2 million, to $100.2 million as of March 31, 2009 from $83 million as of December 31, 2008. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 4.20% at March 31, 2009 from 3.56% at December 31, 2008. The overall increase in nonperforming assets was primarily related to commercial real estate and residential mortgage loan portfolios. In contrast to December 31, 2008, credits and/or properties, greater than $1.0 million, accounted for a smaller portion of the overall increase in nonperforming assets during the first quarter of of 2009, primarily due to the increase in nonperforming residential mortgage loans. As of March 31, 2009, nonperforming residential mortgage loans increased $8.1 million to $30.9 million from $22.7 million as of December 31, 2008. Three loans in excess of $500,000 accounted for $3.8 million or 47% of the increase; the inclusive overall average loan balance of these new nonperforming loans was $169,000 with the majority, 67%, located in the Alabama Region. The commercial real estate increase included two Florida commercial real estate properties totaling $1.4 million or 8% of the total increase. Management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. We see a continued weakness in the Sarasota, Florida market and some improvement in the Northwest Florida market. As of March 31, 2009, of our total nonperforming credits, only 15 are in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a loan-by-loan basis rather than in large bulk sales. The largest single nonperforming credit in our portfolio is $4.9 million in the Sarasota market. The following table shows our nonperforming assets for the dates shown:
Nonperforming Assets

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual	$68,311	$54,712
Accruing loans 90 days or more delinquent	5,923	8,033

Total nonperforming loans	74,234	62,745
Other real estate owned assets	25,609	19,971
Repossessed assets	374	332

Total nonperforming assets	$100,217	$83,048

Restructured and performing under restructured terms	$12,265	$2,643

Nonperforming loans as a percentage of loans	3.15%	2.72%

Nonperforming assets as a percentage of loans plus nonperforming assets	4.20%	3.56%

Nonperforming assets as a percentage of total assets	3.20%	2.72%

The following is a summary of nonperforming loans by category for the dates shown:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial and industrial	$457	$166
Real estate — construction and land development	21,182	20,976
Real estate — mortgages
Single-family	30,875	22,730
Commercial	16,786	14,686
Other	3,843	2,981
Consumer	615	723
Other	476	483

Total nonperforming loans	$74,234	$62,745

A delinquent loan is ordinarily placed on nonaccrual status no later than when it becomes 90 days past due and management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all unpaid interest which has been accrued on the loan during the current period is reversed and deducted from earnings as a reduction of reported interest income; any prior period accrued and unpaid interest is reversed and charged against the allowance for loan losses. No additional interest income is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may be an actual write-down or charge-off of the principal balance of the loan to the allowance for loan losses.

The following is a summary of other real estate owned and repossessed assets by category for the dates shown:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Real estate — construction and land development	$13,523	$13,915
Real estate — mortgages
Single-family	10,979	4,505
Commercial	1,107	896
Other	374	987

Other real estate owned and repossessed assets	$25,983	$20,303

Impaired Loans. At March 31, 2009, our recorded investment in impaired loans under SFAS 114 totaled $75.4 million, an increase of $22.5 million from $52.9 million at December 31, 2008. Approximately $29.6 million is located in the Alabama Region and $45.8 million is located in the Florida Region. Approximately $7.8 million of the allowance for loan losses is specifically allocated to these loans, providing 10.4% coverage. Additionally, $74.9 million, or 99.3%, of the $75.4 million in impaired loans is secured by real estate.
The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$462	$177	$515	$42
Real estate — construction and land development	23,150	2,476	18,155	1,570
Real estate — mortgages
Single-family	24,741	4,037	18,063	2,251
Commercial	24,496	975	15,615	1,173
Other	2,537	133	532	70

Total	$75,386	$7,798	$52,880	$5,106

Potential Problem Loans. In addition to nonperforming loans, management has identified $47.2 million in potential problem loans as of March 31, 2009. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Approximately $22.4 million, or 47%, of the total are syndicated loans where discussions to restructure the terms of the loan and/or settlement arrangements with the lead bank are underway. Excluding these syndicated loans, three categories accounted for approximately 96% of the total with real estate construction loans accounting for the largest, 48% and single family residential and commercial real estate loans accounted for 35% and 13%, respectively. Excluding the syndicates, 54% of the remaining loans, averaging a balance of $283,000 were located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor their respective cash flow positions.
Changes in Lending Policies and Procedures, Including Underwriting Standards. Since 2005, we have undergone significant changes in our underwriting standards with the establishment of a centralized underwriting group that underwrites and approves small business and consumer loans using FICO scoring models. In addition, with our recent mergers the threshold for large credit requests with Total Credit Exposures (TCEs) increased to a minimum of $2.0 million for review and approval by Regional Loan Committee on a weekly basis; and credits with TCE exceeding $10 million are reviewed and approved by the Executive Loan Committee and the Board Loan and Investment Committee as needed. Credit Administration is responsible for identifying and reporting all loans that are underwritten outside of these two processes to executive management and Loan Review. In recent months, in conjunction with changes in the economic and credit cycles, we have adjusted our underwriting standards. In particular, we have been more selective in the number and type of loans that are made. We are requiring more relationship-driven deals, where we are the primary, and in many cases, the only banking relationship for these prospective customers. All of these changes are intended to further strengthen our positions and mitigate the associated risks in the current economic environment.
Deposits. Noninterest-bearing deposits totaled $253.5 million at March 31, 2009, an increase of 19.1%, or $40.8 million, from $212.7 million at December 31, 2008. Noninterest-bearing deposits were 10.1% of total deposits at March 31, 2009 compared to 9.1% at December 31, 2008.

Interest-bearing deposits totaled $2.254 billion at March 31, 2009, an increase of 5.8%, or $123 million, from $2.131 billion at December 31, 2008. Interest-bearing deposits averaged $2.200 billion for the first quarter of 2009 compared to $1.983 billion for the first quarter of 2008. The average rate paid on all interest-bearing deposits during the first quarter of 2009 was 2.75%, compared to 4.10% for the first quarter of 2008.
The following table sets forth the composition of our total deposit accounts at the dates indicated.

	March 31,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Noninterest-bearing demand	$253,447	$212,732	19.1%
Alabama segment	126,961	98,133	29.4
Florida segment	80,017	72,250	10.8
Other	46,469	42,349	9.7
Interest-bearing demand	669,478	632,430	5.9
Alabama segment	320,593	327,387	(2.1)
Florida segment	208,806	185,239	12.7
Other	140,079	119,804	16.9
Savings	215,981	185,522	16.4
Alabama segment	119,964	106,946	12.2
Florida segment	93,923	76,449	22.9
Other	2,094	2,127	(1.5)
Time deposits	1,368,759	1,312,304	4.3
Alabama segment	671,798	608,056	10.5
Florida segment	532,047	490,266	8.5
Other	164,914	213,982	(22.9)

Total deposits	$2,507,665	$2,342,988	7.0%

Alabama segment	$1,239,316	$1,140,522	8.7%

Florida segment	$914,793	$824,204	11.0%

Other	$353,556	$378,262	(6.5)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $243 million at March 31, 2009, a decrease of 32.7%, or $118 million, from $361 million at December 31, 2008. Borrowings from the FHLB were used primarily to fund growth in the loan portfolio. FHLB advances had a weighted average interest rate of approximately 3.49% at March 31, 2009. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
On March 31, 2009, the Bank, completed an offering of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its TLGP and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of the Bank and it is not subject to redemption prior to maturity. The Note is solely the obligation of the Bank and is not guaranteed by us. The Bank received net proceeds, after discount, FDIC guarantee premium and other issuance cost, of approximately $38.6 million, which will be used by the Bank for general corporate purposes. The debt will yield an effective interest rate, including amortization, of 3.89%.

Stockholders’ Equity
Overview. Our stockholders’ equity totaled $251.1 million at March 31, 2009 compared to $251.2 million at December 31, 2008. This decrease was primarily due to the amount of cumulative dividends on preferred stock and net loss for the quarter offset by the components of other comprehensive income as shown below.
Other Comprehensive Income. Our stockholder’s equity was affected by various components of other comprehensive income during 2009. The components of other comprehensive (loss)income for the first quarter of 2009 is as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(In thousands)
2009
Unrealized gain on available for sale securities, net of total OTTI	$1,487	$(551)	$936
Less reclassification adjustment for OTTI realized in net loss	324	(120)	204
Unrealized loss on derivatives	(29)	11	(18)

Net unrealized gain	$1,782	$(660)	$1,122

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.
Regulatory Capital. The table below represents our Bank’s regulatory and minimum regulatory capital requirements at March 31, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$272,228	8.79%	$123,822	4.00%	$154,777	5.00%
Total Capital (to Risk Weighted Assets)	304,147	11.89	204,670	8.00	255,837	10.00
Tier 1 Capital (to Risk Weighted Assets)	272,228	10.64	N/A	N/A	153,502	6.00
Tangible Capital (to Adjusted Total Assets)	272,228	8.79	46,433	1.50	N/A	N/A
Currently, we are not subject to any consolidated regulatory capital requirements, however for comparative information the following table shows our capital levels on a consolidated basis as of March 31, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$261,067	8.44%	$123,781	4.00%	$154,726	5.00%
Total Capital (to Risk Weighted Assets)	292,931	11.45	204,630	8.00	255,787	10.00
Tier 1 Capital (to Risk Weighted Assets)	261,067	10.21	N/A	N/A	153,472	6.00
Tangible Capital (to Adjusted Total Assets)	261,067	8.44	46,418	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities used $14.1 million in funds in the first quarter of 2009, primarily due to an increase in mortgage loans held for sale. This compares to net funds used in operating activities of $5.3 million in the first quarter of 2008, primarily due to an increase in mortgage loans held for sale.
Investing activities resulted in a $39 million net use of funds in the first quarter of 2009, primarily due to an increase in loans offset by principal paydowns in the investment securities portfolio. Investing activities were a $20 million net use of funds in the first quarter of 2008, primarily due to an increase in loans and the purchase of investment securities offset by the maturity and sales of investment securities.
Financing activities provided $83 million in funds during the first quarter of 2009, primarily as a result of an increase in customer deposits and proceeds from senior unsecured debt offset by the maturity of FHLB advances. Financing activities provided funds in the first quarter of 2008, primarily as a result of an increase in FHLB advances offset by the maturity of our brokered certificates of deposits. Our liquidity improved significantly as compared to the corresponding 2008 quarter. Borrowings of the Bank as a percentage of deposits and borrowed funds of the Bank (defined as “bank fundings”) were 10.5% at March 31, 2009, down from 13.0% at March 31, 2008, and from 13.8% at December 2008. Similarly, reliance on brokered deposits, including the CDARs program, has declined to 7.2%, down from 8.8% at December 31, 2008. This has been accomplished principally due to increased levels of core deposits as a component of bank funding, with deposits of new branches that have been opened in the past three years, a total of 22 new branches, having reached $363 million in deposits, and through general growth in deposits across all product line offerings.
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). Such forward looking statements should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; (11) the effect of natural disasters, such as hurricanes or pandemic illnesses, in our geographic markets; and (12) regulatory, legal or judicial proceedings; (13) the continuing instability in the domestic and international capital markets; (14) the effects of new and proposed laws relating to financial institutions and credit transactions; and (15) the effects of policy initiatives that may be introduced by the new Presidential administration, including, but not limited to, economic stimulus initiatives and so-called “bailout” initiatives.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information shown under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
We measure our interest rate risk by analyzing the repricing correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. The following is a comparison of these measurements as of March 31, 2009 to December 31, 2008 (dollars in thousands):

	March 31,	December 31,
12-Month Gap	2009	2008
Interest-bearing liabilities in excess of interest-earning assets based on repricing date	$(187,000)	$(297,000)
Cumulative 12-month Gap Ratio	.91	.86

Increase (Decrease) in Net Interest Income
Change (in Basis Points) in Interest	March 31, 2009		December 31, 2008
Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$2,700	2.9%	$1,200	1.7%
- 200 BP (2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy.

(2)	Not considered meaningful in the current rate environment
Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 and 100 basis points. EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater the EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 and 100 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table shows the Bank’s EVE as of March 31, 2009:

		Change
Change (in Basis Points) in
Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$339,249	$19,297	6.0%
+ 100 BP	331,601	11,649	3.6
0 BP	319,952	—	—
- 100 BP	310,285	(9,667)	(3.0)
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of March 31, 2009. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part I, Item 2 above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities by Superior Bancorp during the first quarter of 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the first quarter of 2009.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibit:

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

Date: May 8, 2009	By:	/s/ C. Stanley Bailey C. Stanley Bailey
Chief Executive Officer

Date: May 8, 2009	By:	/s/ James A. White James A. White
Chief Financial Officer
(Principal Financial Officer)