Form 10-Q
period 2009-06-30
SUPERIOR BANCORP
filed 2009-08-10
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009

Common stock, $.001 par value	10,111,684

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$80,589	$74,237
Interest-bearing deposits in other banks	19,900	10,042
Federal funds sold	2,426	5,169

Total cash and cash equivalents	102,915	89,448
Investment securities available for sale	315,551	347,142
Tax lien certificates	25,533	23,786
Mortgage loans held for sale	100,707	22,040
Loans, net of unearned income	2,398,471	2,314,921
Allowance for loan losses	(33,504)	(28,850)

Net loans	2,364,967	2,286,071
Premises and equipment, net	105,343	104,085
Accrued interest receivable	16,210	14,794
Stock in FHLB	18,212	21,410
Cash surrender value of life insurance	49,174	48,291
Core deposit and other intangible assets	18,873	21,052
Other real estate	35,206	19,971
Other assets	62,819	54,611

Total assets	$3,215,510	$3,052,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$246,724	$212,732
Interest-bearing	2,357,834	2,130,256

TOTAL DEPOSITS	2,604,558	2,342,988
Advances from FHLB	228,320	361,324
Security repurchase agreements	2,164	3,563
Notes payable	45,688	7,000
Subordinated debentures, net	60,774	60,884
Accrued expenses and other liabilities	27,236	25,703

Total liabilities	2,968,740	2,801,462

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, 69,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.001 per share; shares authorized 20,000,000; shares issued 10,438,590 and 10,403,087 respectively; outstanding 10,111,684 and 10,074,999 respectively	10	10
Surplus — preferred	63,563	62,978
— warrants	8,646	8,646
— common	329,736	329,461
Accumulated deficit	(136,662)	(129,904)
Accumulated other comprehensive loss	(6,723)	(7,925)
Treasury stock, at cost — 321,152 and 321,485 shares, respectively	(11,333)	(11,373)
Unearned ESOP stock	(353)	(443)
Unearned restricted stock	(114)	(211)

Total stockholders’ equity	246,770	251,239

Total liabilities and stockholders’ equity	$3,215,510	$3,052,701

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$35,959	$36,708	$70,911	$74,053
Interest on taxable securities	3,976	4,143	7,985	8,195
Interest on tax-exempt securities	434	431	863	861
Interest on federal funds sold	2	18	7	98
Interest and dividends on other investments	456	732	818	1,376

Total interest income	40,827	42,032	80,584	84,583
INTEREST EXPENSE
Interest on deposits	14,109	16,709	29,002	36,962
Interest on other borrowed funds	2,597	3,016	4,938	5,808
Interest on subordinated debentures	1,206	919	2,400	1,934

Total interest expense	17,912	20,644	36,340	44,704

NET INTEREST INCOME	22,915	21,388	44,244	39,879
Provision for loan losses	5,982	5,967	9,434	7,838

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,933	15,421	34,810	32,041
NONINTEREST INCOME
Service charges and fees on deposits	2,524	2,192	4,911	4,296
Mortgage banking income	2,271	1,031	3,961	2,297
Total other-than-temporary impairment losses (“OTTI”) (see Note 3)	(5,853)	NA	(7,631)	NA
Portion of OTTI recognized in other comprehensive income	1,776	NA	3,230	NA

Investment securities (loss) gain	(4,077)	1,068	(4,401)	1,470
Change in fair value of derivatives	(67)	(418)	(266)	632
Increase in cash surrender value of life insurance	540	555	1,055	1,107
Gain on extinguishment of liabilities	—	2,918	—	2,918
Other income	1,340	1,660	2,557	2,888

TOTAL NONINTEREST INCOME	2,531	9,006	7,817	15,608
NONINTEREST EXPENSES
Salaries and employee benefits	12,304	12,058	24,613	24,199
Occupancy, furniture and equipment expense	4,503	4,120	8,907	8,180
Amortization of core deposit intangibles	985	896	1,971	1,792
FDIC assessment	1,932	162	2,389	224
Foreclosure losses	1,748	178	2,317	364
Other expenses	6,323	5,862	11,662	10,781

TOTAL NONINTEREST EXPENSES	27,795	23,276	51,859	45,540

(Loss) income before income taxes	(8,331)	1,151	(9,232)	2,109
INCOME TAX (BENEFIT) EXPENSE	(4,569)	310	(4,784)	572

NET (LOSS) INCOME	(3,762)	841	(4,448)	1,537
Preferred stock dividends and amortization	1,167	—	2,310	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(4,929)	$841	$(6,758)	$1,537

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.49)	$0.08	$(0.67)	$0.15

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.49)	$0.08	$(0.67)	$0.15

Weighted average common shares outstanding	10,071	10,016	10,062	10,014
Weighted average common shares outstanding, assuming dilution	10,071	10,056	10,062	10,051
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(71,019)	$11,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	36,142
Proceeds from maturities of investment securities available for sale	40,602	92,189
Purchases of investment securities available for sale	(11,683)	(127,153)
Redemption of tax lien certificates	18,582	9,886
Purchase of tax lien certificates	(20,329)	(19,303)
Net increase in loans	(110,932)	(147,573)
Purchases of premises and equipment	(5,295)	(8,078)
Proceeds from sale of premises and equipment	338	7,567
Proceeds from sale of repossessed assets	5,673	4,009
Decrease (increase) in stock in FHLB	3,198	(9,556)

Net cash used by investing activities	(79,846)	(161,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	261,784	(6,666)
Net (decrease) increase in FHLB advances and other borrowed funds	(134,493)	173,074
Proceeds from notes payable	38,575	—
Preferred cash dividend paid	(1,534)	—

Net cash provided by financing activities	164,332	166,408

Net increase in cash and cash equivalents	13,467	15,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,448	63,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,915	$79,335

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (the “Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2008. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three- and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Management has evaluated subsequent events for disclosure or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on August 10, 2009.
The Condensed Consolidated Statement of Financial Condition at December 31, 2008, presented herein has been derived from the financial statements audited by Grant Thornton LLP, independent registered public accountants, as indicated in their report, dated March 16, 2009, included in the Corporation’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Note 2 — Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements (“SFAS 157”). It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

•	FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments (“FSP 115-2 and 124-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.

•	FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a significant impact on the Corporation’s financial condition, results of operations or cash flow other than requiring additional disclosures (See Note 11). The effect of the adoption of FSP 115-2 and 124-2 resulted in the portion of OTTI determined to be credit-related ($4,401,000, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($3,230,000, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 8).

SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 . SFAS 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial position, results of operations or cash flows (see Note 5).
SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. SFAS 165 became effective for the Corporation’s financial statements for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Corporation’s financial statements.
SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.
SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.
SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the Corporation’s source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also the Corporation’s source of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Corporation’s financial statements.

Note 3 — Investment Securities
The amounts at which investment securities are carried and their approximate fair values at June 30, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
U.S. agency securities	$5,548	$82	$—	$5,630

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	206,168	6,325	12	212,481
U.S. Agency MBS — collateralized mortgage obligation (CMO)	12,364	352	—	12,716
Private-label — CMO	23,133	—	4,407	18,726

Total MBS	241,665	6,677	4,419	243,923

State, county and municipal securities	42,149	584	1,103	41,630

Corporate obligations:
Corporate debt	4,174	—	374	3,800
Pooled trust preferred securities	14,340	—	5,687	8,653
Single issue trust preferred securities	9,689	—	3,152	6,537
Other collateralized debt obligations	5,134	—	6	5,128

Total corporate obligations	33,337	—	9,219	24,118

Equity securities	563	—	313	250

Total investment securities available for sale	$323,262	$7,343	$15,054	$315,551

Investment securities with an amortized cost of $250,499,000 at June 30, 2009, were pledged to secure public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$530	$533
Due after one year through five years	13,029	12,780
Due after five years through ten years	5,561	5,741
Due after ten years	62,477	52,574
Mortgage-backed securities	241,665	243,923

	$323,262	$315,551

Gross realized gains on sales of investment securities available for sale for the six-month periods ended June 30, 2009 and 2008 were $-0- and $1,470,000, respectively, and gross realized losses for the same periods were $-0-.

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency MBS — residential	$107	$—	$240	$12	$347	$12
Private-label — CMO	299	16	16,679	4,259	16,978	4,275

Total MBS	406	16	16,919	4,271	17,325	4,287

State, county and municipal securities	10,839	385	12,260	718	23,099	1,103

Corporate obligations:
Corporate debt	3,800	374	—	—	3,800	374
Pooled trust preferred securities	—	—	8,593	3,943	8,593	3,943
Single issue trust preferred securities	—	—	3,202	1,798	3,202	1,798
Other collateralized debt obligations	5,128	6	—	—	5,128	6

Total corporate obligations	8,928	380	11,795	5,741	20,723	6,121

Equity securities	—	—	250	313	250	313

Total temporarily impaired securities	20,173	781	41,224	11,043	61,397	11,824

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	1,749	132	1,749	132
Corporate obligations:
Pooled trust preferred securities	—	—	60	1,744	60	1,744
Single issue trust preferred securities	—	—	3,335	1,354	3,335	1,354

Total corporate obligations	—	—	3,395	3,098	3,395	3,098

Total OTTI securities	—	—	5,144	3,230	5,144	3,230

Total temporarily and other-than-temporarily impaired	$20,173	$781	$46,368	$14,273	$66,541	$15,054

(1)	-	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

     The following is a summary of the total count by category of investment securities with gross unrealized losses:

	June 30, 2009
	Total Number of Securities
	Less Than 12	Greater Than
	Months	12 Months	Total
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency MBS — residential	3	1	4
Private-label — CMO	1	8	9

Total MBS	4	9	13

State, county and municipal securities	33	33	66

Corporate obligations:
Corporate debt	3	—	3
Pooled trust preferred securities	—	4	4
Single issue trust preferred securities	—	1	1
Other collateralized debt obligations	1	—	1

Total corporate obligations	4	5	9

Equity securities	—	3	3

Total temporarily impaired securities	41	50	91

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	3	3
Corporate obligations:
Pooled trust preferred securities	—	1	1
Single issue trust preferred securities	—	1	1

Total corporate obligations	—	2	2

Total OTTI securities	—	5	5

Total temporarily and other-than-temporarily impaired	41	55	96

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). However, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets (“EITF 99-20”).
In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The pooled trust preferred segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings equal at an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, the Corporation’s securities portfolio consisted of 263 securities, 96 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At June 30, 2009, approximately 87% of the dollar volume of mortgage-backed securities held by the Corporation was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support and these securities have nominal unrealized losses. The Corporation’s mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $18,727,000 which had unrealized losses of approximately $4,406,000 at June 30, 2009. These private-label CMOs were rated AAA at purchase and are not within the scope of EITF 99-20. The following is a summary of the investment grades for these securities:

		Credit Support
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss
A1/NR	1	3,75	$(395)
Aaa/AAA	1	12.72	(17)
Aaa/NR	1	9.05	(46)
NR/AAA	4	2.72 - 17.94	(1,864)
B2/NR	1	5.03	(375)
Caa1/BBB	1	2.19	(1,578)
Ca/CCC (2)	3	0.11 - 0.85	(131)

Total	12		$(4,406)

(1)	–	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)		Includes all private-label CMOs that have OTTI. See discussion that follows.
During the third and fourth quarters of 2008, the Corporation recognized a $1,894,000, pre-tax non-cash OTTI charge on three private-label CMOs which experienced significant rating downgrades in those respective quarters. These downgrades continued in the second quarter of 2009 and resulted in a total OTTI of $4,176,000, including a credit portion of $4,045,000 recognized in current earnings during the second quarter. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. At June 30, 2009, the fair values of these three securities totaling $1,749,000 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 11 for additional disclosure). The following table provides additional information regarding these CMO valuations as of June 30, 2009:

							Life-to-Date
							Other-than-temporary Impairment (OTTI)
		Discount				Actual	Credit Portion
		Margin		Cumulative	Average	60+ Days
Security	Price (%)	(Basis Points)	Yield	Default	Severity	Delinquent	2008	2009	Other	Total
CMO 1	24.90	1640	18.00%	56.40%	50.00%	25.90%	$(599)	$(1,231)	$(43)	$(1,873)
CMO 2	10.21	1801	19.00%	57.85%	50.00%	31.02%	(492)	(1,341)	(4)	(1,837)
CMO 3	28.62	1543	17.00%	42.74%	40.00%	19.17%	(803)	(1,473)	(84)	(2,360)

							$(1,894)	$(4,045)	$(131)	$(6,070)

As of June 30, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by downgraded ratings of the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at June 30, 2009. We believe that all contractual cash flows will be received on this portfolio.

Trust Preferred Securities
The following tables provide various information regarding the Corporation’s trust preferred securities as June 30, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment (OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	B	$2,159	$1,492	$(667)	$—	$—	$—
MM Community Funding Ltd	(1)	Pooled	B	5,000	3,854	(1,146)	—	—	—
Preferred Term Securities V	(2)	Pooled	M	1,378	862	(516)	—	—	—
Tpref Funding III Ltd		Pooled	B-1	4,000	2,385	(1,615)	—	—	—
Trapeza 2007-13A LLC	(3)	Pooled	D	1,803	60	(1,743)	(32)	(1,744)	(1,776)
New South Capital Corp	(4)	Single	Sole	4,689	3,335	(1,354)	(324)	(1,354)	(1,678)
Emigrant Capital Trust	(5)	Single	Sole	5,000	3,202	(1,798)	—	—	—

				$24,029	$15,190	$(8,839)	$(356)	$(3,098)	$(3,454)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(6)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	25%	8%
MM Community Funding Ltd	(1)	CCC	6	10%	25%	0%
Preferred Term Securities V	(2)	Ba3	3	2%	25%	25%
Tpref Funding III Ltd		CC	28	16%	20%	15%
Trapeza 2007-13A LLC	(3)	C	48	11%	20%	0%
New South Capital Corp	(4)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(5)	CC	NA	NA	NA	NA

(1)	-	Although the excess subordination for this issue is zero, this tranche does not have any projected cash flow shortfalls.

(2)	-	This issue is no longer a subordinate tranche. The senior tranche has been retired.

(3)	-	Actual and projected defaults increased during the second quarter of 2009 and this security was considered OTTI.

(4)	-	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. OTTI was recognized during the first quarter of 2009. A full discussion is included below.

(5)	-	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt.

(6)	-	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.

In addition to the impact of interest rates, the estimated fair value of these trust preferred securities have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive. At June 30, 2009, management believes that the credit quality of these securities remains adequate to absorb further economic declines, with the exception of a single issue trust preferred security (“ the New South security”) discussed below, for which the Corporation recognized a $324,000 credit-related OTTI during the first quarter of 2009, and a pooled trust preferred issue (“Trapeza”), for which the Corporation recognized a $32,000 credit-related loss in the second quarter of 2009.
In April, 2009, the Corporation received notice that under the terms of the New South security interest payments were being deferred for a maximum term of 20 quarters due to various regulatory restrictions on the issuing bank. As of March 31, 2009, the New South security had an amortized cost of $5,000,000 and an estimated fair value of $3,222,981 which resulted in a $1,777,019 total impairment. Of the total impairment, $324,000 has been recognized in current earnings and $1,453,000 was recognized as a component of other comprehensive income. The Corporation estimated the fair value (which is considered a level 3 valuation) of the New South security using a discounted cash flow method based on a rate equal to 3-month LIBOR plus 600 basis points. Of the total impairment, $324,000 was considered to be credit loss based on the timing and amount of the interest payments. To determine the amount of credit loss, the Corporation applied the provisions of paragraph 23 of the FSP 115-2 and 124-2 (See Note 2), which provides that impairment may be measured on the basis of the present value of expected future cash flows and paragraph 14 of SFAS 114, which provides guidance on this calculation. Therefore, the Corporation discounted the expected cash flows at the effective rate implicit in the New South security at the date of the acquisition. The credit loss was recognized in the first quarter of 2009 earnings and the amortized cost of the New South security was reduced to create a new cost basis. The difference between the old and new basis will be accreted into income. The Corporation will continue to estimate the present value of cash flows expected to be collected over the life of the New South security.
As of June 30, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through June 30, 2009 (in thousands):

	For the Three-	For the Six-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Balance at beginning of period	$324	$—
Amounts related to credit losses for which an OTTI was not previously recognized	32	356
Reductions for securities sold during the period	—	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	4,045	4,045
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Reductions for increases in cash flows expected to be collected	—	—

Balance at end of period	$4,401	$4,401

We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At June 30, 2009, management does not intend to sell any investment security in the portfolio, nor is it more likely than not that the Corporation will be required to sell any security before the entire amortized cost basis of the security is recovered.
Stock in the FHLB Atlanta
As of June 30, 2009, the Corporation has stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) totaling $18,212,000 (its par value), which is presented separately on the face of the Corporation’s statement of financial condition. There is no ready market for the FHLB stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with FASB Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.

Management’s determination as to whether this investment is impaired is based on management’s assessment of the ultimate recoverability of its par value (cost) rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the Corporation’s investment is influenced by available information regarding criteria such as:
•	The significance of the decline in net assets of FHLB Atlanta as compared to the capital stock amount for FHLB Atlanta and the length of time this decline has persisted.

•	Commitments by FHLB Atlanta to make payments required by law or regulation and the level of such payments in relation to the operating performance of FHLB Atlanta.

•	The impact of legislative and regulatory changes on financial institutions and, accordingly, on the customer base of FHLB Atlanta.

•	The liquidity position of FHLB Atlanta.
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta in preparing the Corporation’s Form 10-Q for the quarter ended June 30, 2009 and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. Management noted that FHLB Atlanta recorded a loss from operations of $1.5 million for the first quarter of 2009 and had suspended its dividend. Despite the lack of a dividend, FHLB Atlanta did redeem some of its stock at par during the second quarter, including redemption of $1.1 million of stock the Corporation held. Also, FHLB Atlanta had a positive operating net interest margin for its first quarter, and its loss was the result of losses on its own securities holdings. The equity base of FHLB Atlanta is $6 billion, approximately 26% of the major risk components of its balance sheet, which are investments in securities and mortgage loans. The balance of FHLB Atlanta’s assets consists of cash, interbank deposits, and collateralized advances to member banks, which management considers to be significantly lower in risk. Finally, Standard & Poor’s has rated FHLB Atlanta’s counterparty risk as AAA in a report dated July 13, 2009.
FHLB Atlanta has communicated clearly with its membership that it believes that the dividend suspension is a prudent move in light of the present pressure on earnings, and that its current focus will be on preservation of capital. Management expects that this position may continue for FHLB Atlanta for the next several quarters, but does not believe this situation is appropriately characterized as an impairment in the value of the Corporation’s investment. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that the Corporation’s investment will not be recoverable at par, the Corporation’s cost, and thus the investment is not impaired as of June 30, 2009.

Note 4 — Notes Payable
The following is a summary of notes payable as of June 30, 2009 (in thousands):

Note payable to bank, borrowed under $10,000,000 line of credit, due September 3, 2009; interest is based on the lender’s base rate, secured by 100% of the outstanding Superior Bank stock	$7,000
Senior note guaranteed under the TLGP, due March 30, 2012, 2.625% fixed rate due semi-annually	40,000
Less: Discount, FDIC guarantee premium and other issuance costs	(1,312)

Total notes payable	$45,688

On March 31, 2009, Superior Bank (the “Bank”), completed an offering of a $40,000,000 aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (the “TLGP”) and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of the Bank and it is not subject to redemption prior to maturity. The Note is solely the obligation of the Bank and is not guaranteed by the Corporation. The Bank received net proceeds, after discount, FDIC guarantee premium and other issuance costs, of approximately $38,575,000, which will be used by the Bank for general corporate purposes. The debt will yield an effective interest rate, including amortization, of 3.89%.
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
Interest Rate Swaps
The Corporation has entered interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month LIBOR. As of June 30, 2009 and December 31, 2008, the Corporation had $723,000 and $1,166, 000, respectively, in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.
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
Fair Value Hedges
As of June 30, 2009 and December 31, 2008, the Corporation had $2,777,000 and $5,334,000, respectively, in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. As of June 30, 2009 and December 31, 2008, the amount of CD swaps designated as hedging instruments had a recorded fair value of $224,000 and $799,000, respectively, and a weighted average life of 2.8 and 6.8 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.99% (LIBOR based).

Cash Flow Hedges
The Corporation has entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $22,000,000 to hedge the variability in cash flows on $22,000,000 of junior subordinated debentures. Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (1.96% as of June 30, 2009) and pays a weighted average fixed rate of 4.42%. As of June 30, 2009 and December 31, 2008, these interest rate swap agreements are recorded as liabilities in the amount of $629,000 and $954,000, respectively.
Interest Rate Lock Commitments
In the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under the provisions of SFAS No. 133 and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $65,510,000 and $92,721,000 at June 30, 2009 and December 31, 2008, respectively. The fair value of the origination commitments was $170,000 and $(117,000) at June 30, 2009 and December 31, 2008, respectively.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs (in thousands).

	June 30, 2009		December 31, 2008
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$224	$5,334	$799
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	22,000	(629)	22,000	(954)
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	723	58	1,166	164
Mortgage loan held for sale interest rate lock commitment	65,510	170	92,721	(117)
Commercial loan interest rate swap	3,814	331	3,861	462
Commercial loan interest rate swap	3,814	(331)	3,861	(462)
The weighted-average rates paid and received for interest rate swaps outstanding at June 30, 2009 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received
Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	0.99%	4.70%
Cash flow hedge interest rate swaps on subordinated debentures	4.42	1.96
Non-hedging interest rate swap on commercial loan	6.73	6.73
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

Amounts included in the consolidated statements of operations related to interest rate derivatives designated as hedges of fair value were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest rate swap on brokered certificates of deposit:
Amount of gain (loss) included in interest expense on deposits	$26	$15	$49	$27
Amount of gain (loss) included in other noninterest income	(51)	(29)	(481)	(4)
Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the period related to interest rate derivatives designated as hedges of cash flows were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest rate swap on subordinated debenture:
Net gain (loss) included in interest expense on subordinated debt	$(104)	$—	$(159)	$—
Amount of gain (loss) recognized in other comprehensive income	223	—	205	—
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the condensed consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedge included in accumulated other comprehensive income totaled $397,000 at June 30, 2009 and $602,000 at December 31, 2008.
Amounts included in the consolidated statements of operations related to non-hedging interest rate swap on commercial loans were not significant during any of the reported periods. As stated above, the Corporation enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Corporation simultaneously enters into an offsetting derivative contract with a third party. The Corporation recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Corporation acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.
Gain (loss) included in noninterest income on the condensed consolidated statements of operations related to non-hedging derivative instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	$(27)	$(95)	$(72)	$37
Mortgage loan held for sale interest rate lock commitment	12	(327)	288	(112)
Interest rate floors	—	—	—	678
Commercial loan interest rate swap	—	34	—	34
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
The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts totaled $3.2 million at June 30, 2009.

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
The Corporation evaluates performance and allocates its resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s Form 10-K for the year ended December 31, 2008. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals (in thousands).

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended June 30, 2009
Net interest income	$8,329	$9,396	$17,725	$5,190	$22,915
Provision for loan losses	1,424	1,486	2,910	3,072	5,982
Noninterest income	2,206	514	2,720	(189)	2,531
Noninterest expense	9,113	5,832	14,945	12,850	27,795

Operating (loss) profit	$(2)	$2,592	$2,590	$(10,921)	(8,331)

Income tax benefit					(4,569)

Net loss					$(3,762)

Total assets	$1,025,040	$1,171,252	$2,196,292	$1,019,218	$3,215,510

Three months ended June 30, 2008
Net interest income	$7,505	$9,108	$16,613	$4,775	$21,388
Provision for loan losses	945	660	1,605	4,362	5,967
Noninterest income	1,745	490	2,235	6,771	9,006
Noninterest expense	7,469	5,406	12,875	10,401	23,276

Operating profit (loss)	$836	$3,532	$4,368	$(3,217)	1,151

Income tax expense					310

Net income					$841

Total assets	$1,005,586	$1,141,009	$2,146,595	$892,963	$3,039,558

Six months ended June 30, 2009
Net interest income	$15,875	$18,467	$34,342	$9,902	$44,244
Provision for loan losses	3,036	2,964	6,000	3,434	9,434
Noninterest income	4,277	1,029	5,306	2,511	7,817
Noninterest expense	17,425	11,568	28,993	22,866	51,859

Operating (loss) profit	$(309)	$4,964	$4,655	$(13,887)	(9,232)

Income tax benefit					(4,784)

Net loss					$(4,448)

Six months ended June 30, 2008
Net interest income	$14,502	$18,728	$33,230	$6,649	$39,879
Provision for loan losses	1,800	1,518	3,318	4,520	7,838
Noninterest income	3,607	940	4,547	11,061	15,608
Noninterest expense	15,095	10,889	25,984	19,556	45,540

Operating profit (loss)	$1,214	$7,261	$8,475	$(6,366)	2,109

Income tax expense					572

Net income					$1,537

Note 7 —Net (Loss) Income per Common Share
The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(3,762)	$841	$(4,448)	$1,537
Less preferred dividends and amortization	1,167	—	2,310	—

For basic and diluted, net (loss) income applicable to common stockholders	$(4,929)	$841	$(6,758)	$1,537

Denominator:
For basic, weighted average common shares outstanding	10,071	10,016	10,062	10,014
Effect of dilutive stock options	—	40	—	37

Average common shares outstanding, assuming dilution	10,071	10,056	10,062	10,051

Basic net (loss) income per common share	$(0.49)	$0.08	$(0.67)	$0.15

Diluted net (loss) income per common share	$(0.49)	$0.08	$(0.67)	$0.15

Basic net (loss) income per common share is calculated by dividing net income (loss), less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 67,422 and 77,027 shares of common stock were not included in computing diluted net loss per share for the three- and six-month periods ending June 30, 2009, respectively, as they are considered anti-dilutive.
Note 8 — Comprehensive (Loss) Income
Total comprehensive loss was $(3,682,000) and $(3,245,000) for the three- and six-month periods ended June 30, 2009, respectively, and $(3,263,000) and $(1,775,000) for the three- and six-month periods ended June 30, 2008. Total comprehensive loss consists of net (loss) income and other comprehensive loss. The components of other comprehensive loss for the three- and six-month periods ending June 30, 2009 and 2008 are as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
	(In thousands)
Three months ended June 30, 2009
Unrealized loss on available for sale securities	$(4,305)	$1,593	$(2,712)
Less reclassification adjustment for OTTI realized in net loss	4,077	(1,508)	2,569
Unrealized gain on derivatives	354	(131)	223

Net unrealized gain	$126	$(46)	$80

Three months ended June 30, 2008
Unrealized loss on available for sale securities	$(5,449)	$2,018	$(3,431)
Less reclassification adjustment for gains realized in net income	(1,068)	395	(673)

Net unrealized loss	$(6,517)	$2,413	$(4,104)

Six months ended June 30, 2009
Unrealized loss on available for sale securities	$(2,817)	$1,042	$(1,775)
Less reclassification adjustment for OTTI realized in net loss	4,401	(1,628)	2,773
Unrealized gain on derivatives	325	(120)	205

Net unrealized gain	$1,909	$(706)	$1,203

Six months ended June 30, 2008
Unrealized loss on available for sale securities	$(3,719)	$1,333	$(2,386)
Less reclassification adjustment for gains realized in net income	(1,470)	544	(926)

Net unrealized loss	$(5,189)	$1,877	$(3,312)

Note 9 — Income Taxes
The difference in the effective tax rate in the three- and six-month periods ended June 30, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
Note 10 — Stock Incentive Plan
The Corporation established the Third Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”) for directors and certain key employees that provides for the granting of restricted stock and incentive and nonqualified options to purchase up to 625,000 (restated for 1-for-4 reverse stock split) shares of the Corporation’s common stock, of which substantially all available shares have been granted. The compensation committee of the Board of Directors determines the terms of the restricted stock and options granted. All options granted have a maximum term of ten years from the grant date, and the option price per share of options granted cannot be less than the fair market value of the Corporation’s common stock on the grant date. Some of the options granted under the plan in the past vested over a five-year period, while others vested based on certain benchmarks relating to the trading price of the Corporation’s common stock, with an outside vesting date of five years from the date of grant. More recent grants have followed this benchmark-vesting formula.
In April 2008, the Corporation’s stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for the Corporation’s directors and key employees to further the growth, development and financial success of the Corporation and its subsidiaries by personally benefiting through the ownership of the Corporation’s common stock, or other rights which recognize such growth, development and financial success. The Corporation’s Board of Directors also believes the 2008 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect the Corporation’s financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights). Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.
During the first quarter of 2005, the Corporation granted 422,734 options to its new management team. These options have exercise prices ranging from $32.68 to $38.52 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the table below.
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the underlying options. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the six-month periods ended June 30, 2009 and 2008:

	2009	2008
Risk free interest rate	3.59%	4.50%
Volatility factor	35.59%	29.11%
Weighted average life of options (in years)	5.00	5.00
Dividend yield	0.00%	0.00%
A summary of stock option activity as of June 30, 2009 and changes during the six months then ended is shown below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2009	848,922	$29.94
Granted	2,250	5.48
Forfeited	(26,750)	31.47

Under option, June 30, 2009	824,422	$29.82	5.73	$—

Exercisable at end of period	625,903	$31.76	3.70	$—

Weighted-average fair value per option of options granted during the period	$2.04

As of June 30, 2009, there was $502,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over the next 9- to 30-month period unless the options vest earlier based on achievement of benchmark trading price levels. During the three- and six-month periods ended June 30, 2009, the Corporation recognized approximately $121,000 and $234,000, respectively, in compensation expense related to options granted. During the three and six-month periods ended June 30, 2008, the Corporation recognized approximately $161,000 and $321,000, respectively, in compensation expense related to options granted.
Note 11 — Fair Value Measurements
In September 2006, the FASB issued SFAS 157, which replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed until January 1, 2009, the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$315,551	$250	$296,345	$18,956
Derivative assets	783	—	783	—

Total recurring basis measured assets	$316,334	$250	$297,128	$18,956

Derivative liabilities	$961	$—	$961	$—

Total recurring basis measured liabilities	$961	$—	$961	$—

Valuation Techniques — Recurring Basis
Securities Available for Sale. When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily single issue and pooled trust preferred securities and certain private-label mortgage-backed securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings. At June 30, 2009, the fair values of three private-label mortgage-backed securities totaling $1,749,000 were measured using Level 3 inputs because the market has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 3).

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
Changes in Level 3 fair value measurements
The tables below include a roll-forward of the condensed consolidated statement of financial condition amounts for the six months ended June 30, 2009, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at December 31, 2008	$18,497
Transfer into level 3 category during the second quarter	6,181
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(4,189)
Included in other comprehensive loss	(1,200)
Other changes due to principal payments	(333)

Balance at June 30, 2009	$18,956

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at June 30, 2009	$(4,189)

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices
		in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$100,707	$—	$100,707	$—
Impaired loans, net of specific allowance	87,799	—	—	87,799
Other real estate	35,206	—	—	35,206

Total nonrecurring basis measured assets	$223,712	$—	$100,707	$123,005

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

Other Real Estate. The value of other real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Other real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and short-term instruments, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:
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

     The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$80,589	$80,589	$74,237	$74,237
Interest-bearing deposits in other banks	19,900	19,900	10,042	10,042
Federal funds sold	2,426	2,426	5,169	5,169
Securities available for sale	315,551	315,551	347,142	347,142
Tax lien certificates	25,533	25,533	23,786	23,786
Mortgage loans held for sale	100,707	100,707	22,040	22,040
Net loans	2,364,967	2,415,208	2,286,071	2,374,637
Stock in FHLB	18,212	18,212	21,410	21,410
Accrued interest receivable	16,210	16,210	14,794	14,794
Derivative assets	783	783	1,427	1,427
Financial liabilities:
Deposits	2,604,558	2,624,339	2,342,988	2,363,270
Advances from FHLB	228,320	243,423	361,324	382,547
Security repurchase agreements	2,164	2,164	3,563	3,563
Note payable	45,688	45,688	7,000	7,000
Subordinated debentures	60,774	35,248	60,884	46,839
Derivative liabilities	961	961	1,534	1,534
Note 12 — Subsequent Event
On July 15, 2009, the Corporation began closing on a private placement of its common stock, $0.001 par value per share, pursuant to which the Corporation anticipates issuing approximately 1,700,000 shares for an aggregate price of approximately $3,700,000. There will be no underwriting discounts or commissions. The issuance and sale of the common stock is exempt from registration under the Securities Act of 1933 (the “Act”) in reliance on the exemptions from the registration requirement of the Act for transactions not involving any public offering pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated pursuant to the Act. The issuance and sale of the common stock qualifies for these exemptions because the offering was made to a limited number of sophisticated investors who were “accredited investors” within the meaning of such term under Regulation D.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our June 30, 2009 condensed consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
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
Overview
We saw a continued improvement in our net interest margin, continued favorable trends in controllable income and expenses, growth in deposits and strong liquidity, all of which are in line with our expectations in this most difficult economic environment. Because of the current economic conditions, we have instituted several measures to reduce expenses in coming quarters. These include the closing of six of our smaller branches over the next quarter and a reduction in overhead in certain other administrative units largely accomplished by attrition over the same timeframe. We anticipate that these measures will reduce expenses by approximately $3.0 million annually. The deposits of the closed branches will be transferred to nearby branches, with little anticipated impact on deposit levels or liquidity.
The quarter’s results included three items that adversely impacted our earnings. These items included charges for non-cash securities impairments on mortgage-backed securities deemed to be other-than-temporary impairment (“OTTI”) of $4.1 million, an increase in the allowance for loan losses above last quarter’s level by $3.6 million, and a special assessment by the FDIC imposed on all banks, of which our share was $1.5 million. These items aggregated $9.2 million, or $5.8 million after tax.
The quarter’s results reflect this difficult recessionary period and the challenges facing the entire banking industry. We showed dramatic growth in new customers and core deposits while seeing loan growth moderate in comparison to 2008. Currently, we are experiencing a very high level of liquidity, and our reliance on non-customer funding is quite low. We are also closely focused on our capital structure, which remains “well capitalized” to ensure that our capacity to finance new lending activity remains strong.
Even though we may be experiencing some early signs of economic improvement and some renewed confidence is being shown in the stock market, these are very preliminary, and at best, we are still in a protracted recession. In these unprecedented times, our focus will remain on the long run, on maintaining our ability to support our customers in their growth along conservative lines. Our new business development activities continue to be focused on relationship building, which we anticipate will result in stronger deposit growth along with new loans as new relationships are added. To a large degree, the funding improvement we experienced this year is associated with our success in building relationship banking.
Our principal subsidiary is Superior Bank (the “Bank”), a federal savings bank headquartered in Birmingham, Alabama, which currently operates 77 banking offices from Huntsville, Alabama to Venice, Florida and 24 consumer finance company offices in Alabama. Our Florida franchise currently has 32 branches, Alabama has 45 branches. We have announced our intention to close two banking offices in Alabama and four in Florida as a cost reduction measure as mentioned above.
Our second quarter 2009 net loss was $(3.8) million, or $(0.49) per share, compared to net income of $841,000 for the second quarter of 2008.
Net interest income increased significantly, from $21.3 million in the first quarter of 2009 to $22.9 million in the second quarter of 2009. The net interest margin for the second quarter of 2009 was 3.24% compared to 3.12% for the first quarter of 2009. This increase is due principally to improved loan and deposit pricing, which more than offset the impact of the higher level of non-performing assets. The negative effect of loans placed on non-accrual on the net interest margin for the second quarter of 2009 is estimated to be 0.11%.

Our total assets increased to $3.2 billion at June 30, 2009, compared to $3.1 million at December 31, 2008. Loans increased to $2.39 billion at June 30, 2009, an increase of 3.6% from December 31, 2008 and 11.6% from June 30, 2008. Our total deposits at June 30, 2009 increased 3.8% to $2.6 billion from March 31, 2009 and increased 11.2% from December 31, 2008.
Consistent with the continuing economic decline’s effect on real estate-related credits, our non-performing loans increased during the quarter to $117.7 million, or 4.91% of loans at June 30, 2009, from $74.2 million, or 3.15% of loans at March 31, 2009. This increase was largely driven by three shared participation credits totaling $22.4 million and increases in the 1-4 family mortgage portfolio of $6.5 million and real estate construction of $15 million. Loans in the 30-89 days past due category decreased to 1.50% of total loans at June 30, 2009 from 2.33% of total loans at March 31, 2009. Non-performing assets are 4.77% of total assets at June 30, 2009.
Net loan charge-offs decreased slightly to 0.39% as a percentage of average loans during the second quarter of 2009, compared to 0.42% during the first quarter of 2009. Of the $2.3 million net charge-offs in the second quarter of 2009, the Bank’s net charge-offs were $1.8 million, or 0.31% of consolidated average loans, and our two consumer finance companies’ net charge-offs were $0.5 million, or 0.08% of consolidated average loans.
The provision for loan losses was approximately $6.0 million in the second quarter of 2009, increasing the allowance for loan losses to 1.40% of net loans, or $33.5 million, at June 30, 2009, compared to 1.27% of net loans, or $29.9 million, at March 31, 2009.
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $13.5 million, or 15.1%, to $102.9 million at June 30, 2009 from $89.4 million at December 31, 2008. At June 30, 2009, short-term liquid assets were 3.2% of total assets, compared to 2.9% at December 31, 2008. On March 31, 2009, the Bank completed a placement of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (“TLGP”) and is backed by the full faith and credit of the United States. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to a minimum of $250 million in additional funding from traditional sources. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.
The Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 11.16%, a Tier I core capital ratio of 8.36% and a Tier I risk-based capital ratio of 9.94% as of June 30, 2009. The Bank’s tangible common equity ratio is 8.45% at June 30, 2009.
Our total risk based capital ratio was 10.84% and our tangible common equity ratio was 4.87% at June 30, 2009. In addition, on July 15, 2009, we began closing on a private placement of or common stock, $0.001 par value per share, pursuant to which we anticipate issuing approximately 1.7 million shares for an aggregate price of approximately $3.7 million.
Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements (“SFAS 157”). It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

•	FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments (“FSP 115-2 and 124-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.
•	FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. We elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 as of June 30, 2009 did not have a significant impact on our financial condition, results of operations or cash flow. The effect of the early adoption of FSP 115-2 and 124-2 in the first quarter of 2009 resulted in the portion of OTTI determined to be credit-related ($324,000, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($1,453,000, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 8 to the condensed consolidated financial statements). For the second quarter of 2009, the portion of OTTI determined to be credit-related ($4.1 million, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($1.8 million, pre-tax)
Statement of Financial Accounting Standards No. 161
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
See Note 1 to the condensed consolidated financial statements for other recent accounting pronouncements that are not expected to have a significant effect on our financial condition, results of operations or cash flows.
Results of Operations
The following table sets forth key earnings and other financial data for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net (loss) income	$(3,762)	$841	$(4,448)	$1,537
Net (loss) income applicable to common shareholders	(4,929)	841	(6,758)	1,537
Net (loss) income per common share (diluted)	(0.49)	0.08	(0.67)	0.15
Net interest margin	3.24%	3.39%	3.18%	3.21%
Net interest spread	3.04%	3.17%	2.98%	2.96%
Return on average assets	(0.47)%	0.11%	(0.29)%	0.10%
Return on average tangible assets	(0.48)%	0.12%	(0.29)%	0.11%
Return on average stockholders’ equity	(5.99)%	0.96%	(3.56)%	0.88%
Return on average tangible equity	(6.49)%	2.04%	(3.87)%	1.87%
Common book value per share	$17.26	$34.68	$17.26	$34.68
Tangible common book value per share	15.40	16.24	15.40	16.24
The change in our net income during the periods ended June 30, 2009 compared to 2008 is primarily the result of security impairment losses (OTTI), foreclosure losses, FDIC assessments and the accrual of dividends on preferred stock which began in the fourth quarter of 2008. Changes in other components of our operations are discussed in the various sections that follow.

Net Interest Income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Second Quarter 2009 vs 2008			First Six Months of 2009 vs 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$304,943	$(749)	(0.98)%	$313,573	$(3,142)	(1.14)%
Investment securities
Taxable	(23,097)	(167)	0.17	(14,138)	(210)	0.14
Tax-exempt	226	5	—	270	2	0.00

Total investment securities	(22,871)	(162)	0.16	(13,868)	(208)	0.13
Federal funds sold	121	(16)	(1.91)	(1,101)	(91)	(2.78)
Other investments	21,773	(276)	(3.35)	16,998	(558)	(3.22)

Total interest -earning assets	$303,966	(1,203)	(0.89)	$315,602	(3,999)	(1.00)

Interest-bearing liabilities:
Demand deposits	$9,766	(1,607)	(0.99)	$(12,339)	(4,490)	(1.31)
Savings deposits	149,108	518	(0.24)	145,539	1,207	(0.03)
Time deposits	169,606	(1,511)	(0.93)	139,928	(4,677)	(1.11)
Other borrowings	(69,564)	(419)	0.21	(2,140)	(870)	(0.52)
Subordinated debentures	7,182	287	1.06	7,163	466	0.73

Total interest-bearing liabilities	$266,099	(2,732)	(0.76)	$278,151	(8,364)	(1.02)

Net interest income/net interest spread		1,529	(0.13)%		4,365	0.02%

Net yield on earning assets			(0.15)%			(0.03)%

Taxable equivalent adjustment:
Investment securities		2			1

Net interest income		$1,527			$4,364

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,459,020	$35,959	5.87%	$2,154,077	$36,708	6.85%
Investment securities
Taxable	290,329	3,976	5.49	313,426	4,143	5.32
Tax-exempt (2)	41,510	658	6.36	41,284	653	6.36

Total investment securities	331,839	4,634	5.60	354,710	4,796	5.44
Federal funds sold	3,498	2	0.23	3,377	18	2.14
Other investments	71,714	456	2.55	49,941	732	5.90

Total interest-earning assets	2,866,071	41,051	5.74	2,562,105	42,254	6.63
Noninterest-earning assets:
Cash and due from banks	81,886			61,729
Premises and equipment	105,519			102,445
Accrued interest and other assets	158,795			289,167
Allowance for loan losses	(29,889)			(24,104)

Total assets	$3,182,382			$2,991,342

	Three Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$672,869	$2,173	1.30%	$663,103	$3,780	2.29%
Savings deposits	235,946	903	1.54	86,838	385	1.78
Time deposits	1,402,255	11,033	3.16	1,232,648	12,544	4.09
Other borrowings	292,474	2,597	3.56	362,038	3,016	3.35
Subordinated debentures	60,795	1,206	7.95	53,613	919	6.89

Total interest-bearing liabilities	2,664,339	17,912	2.70	2,398,240	20,644	3.46
Noninterest-bearing liabilities:
Demand deposits	245,819			219,647
Accrued interest and other liabilities	20,286			21,701
Stockholders’ equity	251,938			351,754

Total liabilities and stockholders ‘equity	$3,182,382			$2,991,342

Net interest income/net interest spread		23,139	3.04%		21,610	3.17%

Net yield on earning assets			3.24%			3.39%

Taxable equivalent adjustment:
Investment securities (2)		224			222

Net interest income		$22,915			$21,388

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(749)	$(5,612)	$4,863
Interest on securities
Taxable	(167)	135	(302)
Tax-exempt	5	—	5
Interest on federal funds	(16)	(17)	1
Interest on other investments	(276)	(518)	242

Total interest income	(1,203)	(6,012)	4,809

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,607)	(1,662)	55
Interest on savings deposits	519	(59)	578
Interest on time deposits	(1,510)	(3,096)	1,586
Interest on other borrowings	(419)	183	(602)
Interest on subordinated debentures	286	153	133

Total interest expense	(2,731)	(4,481)	1,750

Net interest income	$1,528	$(1,531)	$3,059

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,425,767	$70,911	5.89%	$2,112,194	$74,053	7.03%
Investment securities:
Taxable	296,173	7,985	5.44	310,311	8,195	5.30
Tax-exempt (2)	40,898	1,308	6.44	40,628	1,305	6.44

Total investment securities	337,071	9,293	5.56	350,939	9,500	5.43
Federal funds sold	5,359	7	0.26	6,459	98	3.04
Other investments	64,803	818	2.55	47,805	1,376	5.77

Total interest -earning assets	2,833,000	81,029	5.77	2,517,397	85,027	6.77
Noninterest-earning assets:
Cash and due from banks	76,039			59,193
Premises and equipment	105,300			103,035
Accrued interest and other assets	156,162			288,300
Allowance for loan losses	(29,508)			(23,459)

Total assets	$3,140,993			$2,944,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$657,286	$4,366	1.34%	$669,625	$8,856	2.65%
Savings deposits	217,655	1,825	1.69	72,116	618	1.72
Time deposits	1,380,972	22,811	3.33	1,241,044	27,488	4.44
Other borrowings	312,812	4,938	3.18	314,952	5,808	3.70
Subordinated debentures	60,823	2,400	7.96	53,660	1,934	7.23

Total interest -bearing liabilities	2,629,548	36,340	2.79	2,351,397	44,704	3.81
Noninterest-bearing liabilities:
Demand deposits	238,722			218,196
Accrued interest and other liabilities	20,927			23,321
Stockholders’ equity	251,796			351,552

Total liabilities and stockholders’ equity	$3,140,993			$2,944,466

Net interest income/net interest spread		44,689	2.98%		40,323	2.96%

Net yield on earning assets			3.18%			3.21%

Taxable equivalent adjustment:
Investment securities (2)		445			444

Net interest income		$44,244			$39,879

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008.

	Six Months Ended June 30,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(3,142)	$(13,054)	$9,912
Interest on securities:
Taxable	(210)	196	(406)
Tax-exempt	2	—	2
Interest on federal funds	(91)	(77)	(14)
Interest on other investments	(558)	(935)	377

Total interest income	(3,999)	(13,870)	9,871

Expense from interest-bearing liabilities:
Interest on demand deposits	(4,490)	(4,329)	161
Interest on savings deposits	1,207	(11)	1,218
Interest on time deposits	(4,677)	(7,471)	2,794
Interest on other borrowings	(870)	(830)	(40)
Interest on subordinated debentures	466	201	265

Total interest expense	(8,364)	(12,440)	4,076

Net interest income	$4,365	$(1,430)	$5,795

Noninterest income. Noninterest income decreased $6.5 million, or (71.9)%, to $2.5 million for the second quarter of 2009 from $9 million in the second quarter of 2008, and $7.8 million, or (49.9)%, to $7.8 million for the first six months of 2009 from $15.6 million in the first six months of 2008. The components of noninterest income for the second quarter and first six months of 2009 and 2008 consisted of the following:

	Three Months Ended June 30,
	2009	2008	%Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,524	$2,192	15.2%
Mortgage banking income	2,271	1,031	120.3
Investment securities (loss) gain	(4,077)	1,068	NCM
Change in fair value of derivatives	(67)	(418)	(83.9)
Increase in cash surrender value of life insurance	540	555	2.7
Gain on extinguishment of liabilities	—	2,918	NCM
Other noninterest income	1,340	1,660	(19.3)

Total	$2,531	$9,006	(71.9)%

NCM — not considered meaningful.

	Six Months Ended June 30,
	2009	2008	%Change
	(Dollars in thousands)
Service charges and fees on deposits	$4,911	$4,296	14.3%
Mortgage banking income	3,961	2,297	72.4
Investment securities (loss) gain	(4,401)	1,470	NCM
Change in fair value of derivatives	(266)	632	(142.1)
Increase in cash surrender value of life insurance	1,055	1,107	(4.7)
Gain on extinguishment of liabilities	—	2,918	(100)
Other noninterest income	2,557	2,888	(11.5)

Total	$7,817	$15,608	(49.9)%

The increase in service charges and fees on deposits is primarily attributable to pricing changes and account growth. The increase in mortgage banking income during the second quarter and first six months of 2009 is the result of an increase in the volume of refinancing which is expected to decline in future periods. The investment securities loss is the result of impairment charges related to several securities. See “Financial Condition — Investment Securities” for additional discussion. A gain from the extinguishment of certain liabilities is also included in the total noninterest income for the second quarter of 2008 and the first six months of 2008.

Noninterest expenses. Noninterest expenses increased $4.5 million, or 19.41%, to $27.8 million for the second quarter of 2009 from $23.2 million for the second quarter of 2008. Noninterest expenses increased $6.3 million, or 13.88%, to $51.8 million for the first six months of 2009 from $45.5 million for the first six months of 2008. Noninterest expenses included the following for the second quarters and first six months of 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	%Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$12,304	$12,058	2.04%
Occupancy, furniture and equipment expense	4,503	4,120	9.30
Amortization of core deposit intangibles	985	896	9.93
FDIC assessment	1,932	162	NCM
Foreclosure losses	1,748	178	NCM
Professional fees	1,027	701	46.55
Insurance expense	612	598	2.42
Postage, stationery and supplies	760	750	1.23
Communications expense	760	735	3.37
Advertising expense	787	1,098	(28.31)
Other operating expense	2,377	1,980	20.05

Total	$27,795	$23,276	19.41%

NCM — not considered meaningful.

	Six Months Ended June 30,
	2009	2008	%Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$24,613	$24,199	1.71%
Occupancy, furniture and equipment expense	8,907	8,180	8.89
Amortization of core deposit intangibles	1,971	1,792	9.99
FDIC assessment	2,389	224	NCM
Foreclosure losses	2,317	364	NCM
Professional fees	1,792	1,137	57.61
Insurance expense	1,221	1,176	3.83
Postage, stationery and supplies	1,487	1,530	(2.81)
Communications expense	1,563	1,405	11.21
Advertising expense	1,337	1,811	(26.16)
Other operating expense	4,262	3,722	14.49

Total	$51,859	$45,540	13.88%

The increases in noninterest expenses are due primarily to increased FDIC assessments and foreclosure losses. The increase in FDIC assessments is attributable to a special assessment which occurred in the second quarter of 2009 and applied to all insured depository institutions. The FDIC could impose additional special assessments in the third and fourth quarters of 2009, which could have a material impact on our operating expenses and results of operations. Our foreclosure losses relate to various costs incurred to acquire, maintain and dispose of other real estate acquired through foreclosure. These costs are directly related to the volume of foreclosures which have increased due to the negative credit cycle. These costs could increase in future periods, depending on the duration of the credit cycle, and have a material impact on our operating expenses.
Income tax (benefit) expense. We recognized income tax benefit of $(4.6) million and $(4.8) million for the second quarter of 2009 and first six months of 2009, respectively, compared to an expense of $310,000 and $572,000 for the second quarter of 2008 and first six months of 2008. The difference in the effective tax rate in the three- and six-month periods ended June 30, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
Provision for Loan Losses and Loan Charge-offs. The provision for loan losses was $5.98 million for the second quarter ended June 30, 2009, an increase of $15,000 from $5.96 million in the second quarter of 2008. The provision for loan losses was $9.4 million for the first six months of 2009, an increase of $1.6 million from $7.8 million in the first six months of 2008. During the second quarter and first six months of 2009, we had net charged-off loans totaling $2.4 million, and $4.8 million, respectively, compared to net charged-off loans of $2.0 million and $3.5 million in the second quarter and first six months ended June 30, 2008, respectively. The annualized ratio of net charged-off loans to average loans was 0.39% and 0.41% for the three- and six-month periods ended June 30, 2009, compared to 0.38% and 0.34% for the three- and six-month periods ended June 30, 2008 and 0.33% and the year ended December 31, 2008. The allowance for loan losses totaled $33.5 million, or 1.40% of loans, net of unearned income, at June 30, 2009, compared to $27.2 million, or 1.27% and $28.9 million, or 1.25% of loans, net of unearned income, at June 30, 2008 and December 31, 2008.

During the second quarter of 2009, the effects of the global recession continued to apply additional stress to the overall performance of our loan portfolio. As a result, we increased our provision for loan losses and our allowance for loan losses as the economy continued to show further signs of deterioration. The following table shows the quarterly provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio during the year:

	Three Months Ended
	June 30,	June 30,	March 31,	December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$29,870	$23,273	$28,850	$27,670
Provision for loan losses	5,982	5,967	3,452	2,969
Total charge-offs	2,513	2,481	2,809	1,971
Total recoveries	(165)	(484)	(377)	(182)

Net charge-offs	2,348	1,997	2,432	1,789

Allowance for loan losses at end of period	$33,504	$27,243	$29,870	$28,850

Total loans, net of unearned income	$2,398,471	$2,148,750	$2,359,299	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.40%	1.27%	1.27%	1.25%

	For the Six-Month Period Ended		Year Ended
	June 30,	June 30,	December 31,
	2009	2008	2008
Allowance for loan losses at beginning of period	$28,850	$22,868	$22,868
Provision for loan losses	9,434	7,838	13,112
Total charge-offs	5,322	4,226	8,444
Total recoveries	(542)	(763)	(1,314)

Net charge-offs	4,780	3,463	7,130

Allowance for loan losses at end of period	$35,504	$27,243	$28,850

Total loans, net of unearned income	$2,398,471	$2,148,750	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.40%	1.27%	1.25%

See “Financial Condition — Allowance for Loan Losses” for additional discussion
Results of Segment Operations
We have two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. Please see Note 6 — Segment Reporting in the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report for additional disclosure regarding our segment reporting. Operating profit (loss) by segment is presented below for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Alabama region	$(2)	$836	$(309)	$1,214
Florida region	2,592	3,532	4,964	7,261
Administrative and other	(10,921)	(3,217)	(13,888)	(6,366)
Income tax (benefit) expense	(4,569)	310	(4,784)	572

Consolidated net (loss) income	$(3,762)	$841	$(4,448)	$1,537

Alabama Region. Operating losses totaled $(2,000) and $(309,000) for the second quarter and first six months of 2009, respectively, compared to $836,000 and $1.2 million operating income for the second quarter and first six months of 2008, respectively. The decrease in profits is due primarily to increased provision for loan losses and noninterest expenses.
Net interest income for the three- and six-month periods ending June 30, 2009 increased $824,000 and $1.4 million, or 10.9% and 9.5%, respectively, compared to the three- and six-month periods ending June 30, 2008. The increase was primarily the result of an increase in the average volume of earning assets and a decrease in the average yield on interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three- and six-month periods ending June 30, 2009 increased $478,000 and $1.2 million, or 50.6% and 68.5%, respectively, compared to the three- and six-month periods ending June 30, 2008. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three- and six-month periods ending June 30, 2009 increased $462,000 and $671,000, or 26.5% and 18.6%, respectively, compared to the three- and six-month periods ending June 30, 2008. This was due to increases in service charges and other fees on deposit accounts due to increased account volume and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three- and six-month periods ending June 30, 2009 increased $2.0 million and $3.1 million, or 28.8% and 21.8%, respectively, compared to the three- and six-month periods ending June 30, 2008. This included increases in salaries and benefits, occupancy expenses and costs of foreclosed assets. These increases are primarily related to our new branch openings and the increased levels of foreclosure activity. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.

Florida Region. Operating income totaled $2.6 and $5.0 million for the second quarter and first six months of 2009, respectively, compared to $3.5 and $7.3 million for the second quarter and first six months of 2008, respectively. The decrease in profits was primarily the result of an increase in the provision for loan losses and noninterest expenses.
Net interest income for the three- and six-month periods ending June 30, 2009 increased $288,000 and decreased $(262,000) or 3.2% and (1.4)%, respectively, compared to the three- and six-month periods ending June 30, 2008. For the three months ended June 30, 2009, the increase in margin is primarily related to a decline in the average yield on interest bearing liabilities. For the six months ended June 30, 2009, the decrease in net interest margin is primarily the result of a decline in the average yield on interest-earning assets offset by a decrease in the average yield on interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three- and six-month periods ending June 30, 2009 increased $826,000 and $1.4 million, or 125.3% and 95.3%, respectively, compared to the three- and six-month periods ending June 30, 2008. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three- and six-month periods ending June 30, 2009 increased $23,000 and $88,000, or 4.7% and 9.3%, respectively, compared to the three- and six-month periods ending June 30, 2008. The increase was due to service charges on deposit accounts as a result of increases in account volumes and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” elsewhere in this discussion.
Noninterest expense for the three- and six-month periods ending June 30, 2009 increased $427,000 and $678,000, or 7.9% and 6.2%, respectively, compared to the three- and six-month periods ending June 30, 2008. This increase is primarily related to an increase in the costs of foreclosed assets and amortization of intangibles. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.
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
At June 30, 2009, we had $142 million, or 26.3%, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 11 to the condensed consolidated financial statements, available-for-sale securities with a carrying value of $20 million at June 30, 2009 were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities and trust preferred securities. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008 and that three private-label mortgage-backed securities be transferred during the second quarter of 2009 (See Notes 3 and 11 to the Condensed Consolidated Financial Statements). Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings. At June 30, 2009, the fair values of three private-label mortgage-backed securities totaling $1.8 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured. The remaining Level 3 assets totaling $123 million include loans which have been impaired under SFAS 114 and foreclosed other real estate which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Financial Condition
Total assets were $3.215 billion at June 30, 2009, an increase of $163 million, or 5.3%, from $3.052 billion as of December 31, 2008. Average total assets for the second quarter of 2009 were $3.182 billion, which were funded by average total liabilities of $2.930 billion and average total stockholders’ equity of $252 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $13.5 million, or 15.1%, to $102.9 million at June 30, 2009 from $89.4 million at December 31, 2008. At June 30, 2009, short-term liquid assets were 3.2% of total assets, compared to 2.9% at December 31, 2008. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” for additional discussion.
Investment Securities. Total investment securities decreased $31.2 million, or (9.1)%, to $315.5 million at June 30, 2009, from $347.1 million at December 31, 2008. Average investment securities totaled $331.8 million and $337.1 million for the second quarter and first six months of 2009, compared to $354.7 and $350.9 million for the second quarter and first six months of 2008. Investment securities were 10.9% of interest-earning assets at June 30, 2009, compared to 12.7% at December 31, 2008. The investment portfolio produced an average taxable equivalent yield of 5.60% and 5.56% for the second quarter and first six months of 2009, compared to 5.44% and 5.43% for the second quarter and first six months of 2008.
The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	June 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Investment securities available for sale:
U.S. agency securities	$5,630	$3,843	46.5%

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	212,481	237,508	(10.5)
U.S. Agency MBS — collateralized mortgage obligation (CMO)	12,716	16,186	(21.4)
Private-label — CMO	18,726	26,430	(29.1)

Total MBS	243,923	280,124	(12.9)

State, county and municipal securities	41,630	40,622	2.5

Corporate obligations:
Corporate debt	3,800	5,746	(33.9)
Pooled trust preferred securities	8,653	9,939	(12.9)
Single issue trust preferred securities	6,537	6,704	(2.5)
Other collateralized debt obligations	5,128	—	NA

Total corporate obligations	24,118	22,389	7.7

Equity securities	250	164	52.4

Total investment securities available for sale	$315,551	$347,142	(9.1)%

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency MBS — residential	$107	$—	$240	$12	$347	$12
Private-label — CMO	299	16	16,679	4,259	16,978	4,275

Total MBS	406	16	16,919	4,271	17,325	4,287

State, county and municipal securities	10,839	385	12,260	718	23,099	1,103

Corporate obligations:
Corporate debt	3,800	374	—	—	3,800	374
Pooled trust preferred securities	—	—	8,593	3,943	8,593	3,943
Single issue trust preferred securities	—	—	3,202	1,798	3,202	1,798
Other collateralized debt obligations	5,128	6	—	—	5,128	6

Total corporate obligations	8,928	380	11,795	5,741	20,723	6,121

Equity securities	—	—	250	313	250	313

Total temporarily impaired securities	20,173	781	41,224	11,043	61,397	11,824

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	1,749	132	1,749	132
Corporate obligations:
Pooled trust preferred securities	—	—	60	1,744	60	1,744
Single issue trust preferred securities	—	—	3,335	1,354	3,335	1,354

Total corporate obligations	—	—	3,395	3,098	3,395	3,098

Total OTTI securities	—	—	5,144	3,230	5,144	3,230

Total temporarily and other-than-temporarily impaired	$20,173	$781	$46,368	$14,273	$66,541	$15,054

(1)	- Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). However, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets (“EITF 99-20”).
In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The pooled trust preferred segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, management compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings at an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, our securities portfolio consisted of 263 securities, 96 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At June 30, 2009, approximately 87% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $18.7 million, which had unrealized losses of approximately $4.4 million at June 30, 2009. These private-label CMOs were rated AAA at purchase and are not within the scope of EITF 99-20. The following is a summary of the investment grades for these securities:

Rating		Credit Support Coverage	Unrealized
Moody/Fitch	Count	Ratio (1)	Loss
			(In thousands)
A1/NR	1	3.75	$(395)
Aaa/AAA	1	12.72	(17)
Aaa/NR	1	9.05	(46)
NR/AAA	4	2.72 - 17.94	(1,864)
B2/NR	1	5.03	(375)
Caa1/BBB (2)	1	2.19	(1,578)
Ca/CCC (2)	3	0.11 - 0.85	(131)

Total	12		$(4,406)

(1)	–	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)		Includes all private-label CMOs that have OTTI. See discussion that follows.
During the third and fourth quarters of 2008, we recognized a $1.9 million, pre-tax non-cash OTTI charge on three private-label CMOs which experienced significant rating downgrades in those respective quarters. These downgrades continued in the second quarter of 2009 and resulted in a total OTTI of $4.2 million, including a credit portion of $4.1 million recognized in current earnings during the second quarter. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. At June 30, 2009, the fair values of these three securities totaling $1.8 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Notes 3 and 11 to the Condensed Consolidated Financial Statements). The following table provides additional information regarding these CMO valuations as of June 30, 2009:

							Life-to-Date
							Other-than-temporary Impairment (OTTI)
		Discount				Actual	Credit Portion
		Margin		Cumulative	Average	60+ Days
Security	Price (%)	(Basis Points)	Yield	Default	Severity	Delinquent	2008	2009	Other	Total
CMO 1	24.90	1640	18.00%	56.40%	50.00%	25.90%	$(599)	$(1,231)	$(43)	$(1,873)
CMO 2	10.21	1801	19.00%	57.85%	50.00%	31.02%	(492)	(1,341)	(4)	(1,837)
CMO 3	28.62	1543	17.00%	42.74%	40.00%	19.17%	(803)	(1,473)	(84)	(2,360)

							$(1,894)	$(4,045)	$(131)	$(6,070)

As of June 30, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by downgraded ratings of the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at June 30, 2009. We believe that all contractual cash flows will be received on this portfolio.

Trust Preferred Securities
The following tables provide various information regarding our trust preferred securities as June 30, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment (OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	B	$2,159	$1,492	$(667)	$—	$—	$—

MM Community Funding Ltd	(1)	Pooled	B	5,000	3,854	(1,146)	—	—	—

Preferred Term Securities V	(2)	Pooled	M	1,378	862	(516)	—	—	—

Tpref Funding III Ltd		Pooled	B-1	4,000	2,385	(1,615)	—	—	—

Trapeza 2007-13A LLC	(3)	Pooled	D	1,803	60	(1,743)	(32)	(1,744)	(1,776)

New South Capital Corp	(4)	Single	Sole	4,689	3,335	(1,354)	(324)	(1,354)	(1,678)

Emigrant Capital Trust	(5)	Single	Sole	5,000	3,202	(1,798)	—	—	—

				$24,029	$15,190	$(8,839)	$(356)	$(3,098)	$(3,454)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(6)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	25%	8%
MM Community Funding Ltd	(1)	CCC	6	10%	25%	0%
Preferred Term Securities V	(2)	Ba3	3	2%	25%	25%
Tpref Funding III Ltd		CC	28	16%	20%	15%
Trapeza 2007-13A LLC	(3)	C	48	11%	20%	0%
New South Capital Corp	(4)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(5)	CC	NA	NA	NA	NA

(1)	-	Although the excess subordination for this issue is zero, this tranche does not have any projected cash flow shortfalls.

(2)	-	This issue is no longer a subordinate tranche. The senior tranche has been retired.

(3)	-	Actual and projected defaults increased during the second quarter of 2009, and this security was considered OTTI.

(4)	-	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. OTTI was recognized during the first quarter of 2009. A full discussion is included below.

(5)	-	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt.

(6)	-	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.

In addition to the impact of interest rates, the estimated fair values of these trust preferred securities have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive. At June 30, 2009, management believes that the credit quality of these securities remains adequate to absorb further economic declines, with the exception of a single issue trust preferred security (“the New South security”), discussed below, for which we recognized a $324,000 credit-related OTTI during the first quarter of 2009, and a pooled trust preferred issue (“Trapeza”), for which we recognized a $32,000 credit-related loss in the second quarter of 2009.
In April 2009, we received notice that under the terms of the New South security interest payments were being deferred for a maximum term of 20 quarters due to various regulatory restrictions on the issuing bank. As of March 31, 2009, the New South security had an amortized cost of $5.0 million and an estimated fair value of $3.2 million which resulted in a $1.8 million total impairment. Of the total impairment, $324,000 has been recognized in current earnings and $1,453,000 was recognized as a component of other comprehensive income. We estimated the fair value (which is considered a level 3 valuation) of the New South security using a discounted cash flow method based on a rate equal to 3-month LIBOR plus 600 basis points. Of the total impairment, $324,000 was considered to be credit loss based on the timing and amount of the interest payments. To determine the amount of credit loss, we applied the provisions of paragraph 23 of the FSP 115-2 and 124-2, which provides that impairment may be measured on the basis of the present value of expected future cash flows, and paragraph 14 of SFAS 114, which provides guidance on this calculation. Therefore, we discounted the expected cash flows at the effective rate implicit in the New South security at the date of the acquisition. The credit loss was recognized in the first quarter of 2009 earnings and the amortized cost of the New South security was reduced to create a new cost basis. The difference between the old and new basis will be accreted into income. We will continue to estimate the present value of cash flows expected to be collected over the life of the New South security.
As of June 30, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through June 30, 2009 (in thousands):

	For the Three-	For the Six-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Balance at beginning of period	$324	$—
Amounts related to credit losses for which an OTTI was not previously recognized	32	356
Reductions for securities sold during the period	—	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	4,045	4,045
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Reductions for increases in cash flows expected to be collected	—	—

Balance at end of period	$4,401	$4,401

We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At June 30, 2009, management does not intend to sell any investment security in the portfolio, nor is it more likely than not that the Corporation will be required to sell any security before the entire amortized cost basis of the security is recovered.
Stock in the FHLB Atlanta
As of June 30, 2009, we have stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) totaling $18.2 million (its par value), which is presented separately on the face of our statement of financial condition. There is no ready market for the FHLB stock and no quoted market values, a as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, we account for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with FASB Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination as to whether this investment is impaired is based on management’s assessment of the ultimate recoverability of its par value (cost) rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investment is influenced by available information regarding criteria such as:
•	The significance of the decline in net assets of FHLB Atlanta as compared to the capital stock amount for FHLB Atlanta and the length of time this decline has persisted.

•	Commitments by FHLB Atlanta to make payments required by law or regulation and the level of such payments in relation to the operating performance of FHLB Atlanta.

•	The impact of legislative and regulatory changes on financial institutions and, accordingly, on the customer base of FHLB Atlanta.

•	The liquidity position of FHLB Atlanta.
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta in preparing this report for the quarter ended June 30, 2009 and concluded that no impairment existed based on assessment of the ultimate recoverability of the par value of the investment. Management noted that FHLB Atlanta recorded a loss from operations of $1.5 million for the first quarter of 2009 and had suspended its dividend. Despite the lack of a dividend, FHLB Atlanta did redeem some of its stock at par during the second quarter, including redemption of $1.1 million of stock we held. Also, FHLB Atlanta had a positive operating net interest margin for its first quarter, and its loss was the result of losses on its own securities holdings. The equity base of FHLB Atlanta is $6 billion, approximately 26% of the major risk components of its balance sheet, which are investments in securities and mortgage loans. The balance of FHLB Atlanta’s assets consists of cash, interbank deposits, and collateralized advances to member banks, which management considers to be significantly lower in risk. Finally, Standard & Poor’s has rated FHLB Atlanta’s counterparty risk as AAA in a report dated July 13, 2009.
FHLB Atlanta has communicated clearly with its membership that it believes that the dividend suspension is a prudent move in light of the present pressure on earnings, and that its current focus will be on preservation of capital. Management expects that this position may continue for FHLB Atlanta for the next several quarters, but does not believe this situation is appropriately characterized as an impairment in the value of our investment. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that our investment will not be recoverable at par, our cost, and thus the investment is not impaired as of June 30, 2009.
Loans
Composition of Loan Portfolio, Yield Changes and Diversification. Our loans, net of unearned income, totaled $2.398 billion at June 30, 2009, an increase of 3.6%, or $83 million, from $2.315 billion at December 31, 2008. Mortgage loans held for sale totaled $100.7 million at June 30, 2009, an increase of 356.9%, or $78.7 million from $22.0 million at December 31, 2008 due to an unusually high refinancing volume that is not expected to continue. Average loans, including mortgage loans held for sale, totaled $2.459 billion during June 30, 2009, compared to $2.173 billion for the year ended December 31, 2008. Loans, net of unearned income, comprised 83.3% of interest-earning assets at June 30, 2009, compared to 84.4% at December 31, 2008. Mortgage loans held for sale comprised 3.5% of interest-earning assets at June 30, 2009, compared to 0.8% at December 31, 2008. The average yield of the loan portfolio was 5.87% for the three months ended June 30, 2009, compared to 5.93% for the three months ended March 31, 2009 and 6.85% for the three months ended June 30, 2008. The decrease in average yield is primarily the result of a generally lower level of market rates that prevailed throughout the current economy.
Our focus in business development has been toward increasing commercial and industrial lending and has continued to seek attractive commercial development loans, which we believe continue to be profitable if properly underwritten.

The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category
(Dollars in thousands)

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$200,350	8.34%	$207,372	8.95%
Real estate — construction and land development (1)	671,107	27.95	637,587	27.52
Real estate — mortgages
Single-family	670,833	27.94	655,216	28.28
Commercial	720,742	30.02	692,147	29.87
Other	76,485	3.19	65,744	2.84
Consumer	59,923	2.50	57,877	2.50
Other	1,464	0.06	972	0.04

Total loans	2,400,904	100.0%	2,316,915	100.0%

Unearned income	(2,433)		(1,994)
Allowance for loan losses	(33,504)		(28,850)

Net loans	$2,364,967		$2,286,071

(1)	A further analysis of the components of our real estate construction and land development loans as of June 30, 2009 and December 31, 2008 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of June 30, 2009
Alabama segment	$180,597	$85,263	$14,425	$280,285
Florida segment	142,309	217,400	11,760	371,469
Other	7,855	11,498	—	19,353

Total	$330,761	$314,161	$26,185	$671,107

As of December 31, 2008
Alabama segment	$173,579	$76,315	$17,830	$267,724
Florida segment	141,003	201,688	13,573	356,264
Other	122	13,477	—	13,599

Total	$314,704	$291,480	$31,403	$637,587

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	June 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,398,471	$2,314,921	3.61%
Alabama segment	960,477	935,232	2.70
Florida segment	1,119,481	1,060,994	5.51
Other	318,513	318,695	(0.06)
Allowance for Loan Losses
Overview. It is the responsibility of management to assess and maintain the allowance for loan losses at a level it believes is appropriate to absorb the estimated credit losses within our loan portfolio through the provision for loan losses. The determination of our allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio including its judgment regarding certain internal and external factors that affect loan collectability. This process is performed on a quarterly basis under the oversight of the board of directors. The estimation of the allowance for loan losses is based on two basic components — those estimations calculated in accordance with the requirements of SFAS No 5, Accounting for Contingencies (“SFAS 5”) and those specific impairments under SFAS 114 (see discussions below). The calculation of the allowance for loan losses is inherently subjective, and actual losses could be greater or less than the estimates.
SFAS 5. Under SFAS 5, estimated losses on all loans that have not been identified with specific impairment under SFAS 114 are calculated based on the historical loss ratios applied to our standard loan categories using a rolling average adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:
•	trends in volume;

•	effects of changes in credit concentrations;

•	levels of and trends in delinquencies, classified loans, and non-performing assets;

•	levels of and trends in charge-offs and recoveries;

•	changes in lending policies and underwriting guidelines;

•	national and local economic trends and condition; and

•	mergers and acquisitions.
SFAS 114. Pursuant to SFAS 114, impaired loans are loans which are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.
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
Allocation of the Allowance for Loan Losses

	June 30,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,720	8.3%	$2,136	8.9%
Real estate — construction and land development	13,721	27.9	12,168	27.5
Real estate — mortgages
Single-family	10,174	27.9	7,159	28.3
Commercial	5,243	30.1	5,155	29.9
Other	678	3.2	532	2.9
Consumer	1,968	2.6	1,700	2.5

Total	$33,504	100.0%	$28,850	100.0%

The allowance as a percentage of loans, net of unearned income, at June 30, 2009 was 1.40%, compared ot 1.25% as of December 31, 2008. Net charge-offs decreased $83,000, from $2.4 million during the first quarter of 2009 to $2.3 million in the second quarter of 2009, and increased $1.3 million to $4.8 million from $3.5 million for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs of commercial loans increased $111,000, from $(11,000) (a net recovery) in first quarter of 2009 to $100,000 in the second quarter of 2009, and increased $255,000, to $89,000 from $(166,000) (a net recovery) for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs of real estate loans decreased $339,000, from $1.7 million in the first quarter of 2009 to $1.4 million in the second quarter of 2009, and increased $636,000, to $3.1 million from $2.5 million for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs of consumer loans increased $145,000, from $684,000 in the first quarter of 2009 to $829,000 in the second quarter of 2009, and increased $424,000, to $1.5 million from $1.1 million for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs as a percentage of the allowance for loan losses were 28.11% and 28.77% for the three- and six-month periods ended June 30, 2009, compared to 29.48% and 25.57% for the three- and six-month periods ended June 30, 2008, respectively.
Real estate construction and development loans are loans where real estate developers acquired raw land with the intent of developing the land into either residential or commercial property. These loans are highly dependent upon development of the property as the primary source of repayment with the collateral disposal and/or guarantor strength as the secondary source, thus the borrowers are dependent upon the completion of the project, the sale of the property, or their own personal cash flow to service the debt. Continued weakness in this sector has been evident in Alabama among our residential builder portfolios and this downturn has been particularly intense in our Florida markets, with Tampa and Sarasota being impacted the most.
During the six-month period ended June 30, 2009, management increased its allowance for loan losses related to construction and land development real estate loans by $1.6 million, from $12.1 million as of December 31, 2008 to $13.7 million as of June 30, 2009, as a result of increasing levels of risk associated with the general economic conditions related to construction and land development real estate portfolio throughout our franchise. Net charge-offs for this category increased $926,000, from $104,000 as of June 30, 2008 to $1,030,000 as of June 30, 2009. Within this construction and land development portfolio, approximately $321 million, or 48%, was related to residential development and construction. Of the residential purpose loans, 57% were located in Alabama at June 30, 2009, with the remainder in Florida. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $140 million, or 44%, of this portfolio. Construction loans related to income-producing properties accounted for $202 million, or 58% of the total commercial construction and development loans. Geographically, approximately 68% of this category was located in Florida, with the remaining loans located primarily in Alabama.
Our allocation of the allowance for loan losses related to single-family mortgage loans increased $3 million, to $10.2 million at June 30, 2009 from $7.2 million at December 31, 2008. This allocation is reflective of the increased risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio.
Foreclosure activity during the second quarter of 2009 resulted in $12.6 million of new foreclosures, with residential construction properties accounting for $7.1 million, or 56%, of the new foreclosures, commercial real estate (“CRE”) properties accounting for another $2.7 million, or 22%, and single-family residences accounting for $2.2 million. Approximately 72% of second quarter 2009 foreclosures originated in Florida, the remaining 28% in Alabama. At June 30, 2009, single-family mortgages accounted for $37.3 million, or 32%, of total nonperforming loans, up $14.6 million from $22.7 million as of December 31, 2008. The overall increases in loss experience, nonperforming loans and pressure on home values continued to influence management’s risk assessment and decision to increase the allocation of the allowance for loan losses for single-family mortgages during the second quarter of 2009.
Our consumer loan charge-offs were higher during the second quarter of 2009 when compared to the first quarter of 2009, primarily due to the increased losses in our consumer finance companies, which accounted for approximately $522,000, or 57.8%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan losses; however, we believe the increased risk associated with these loans is offset by their higher yield.
The allowance for loan losses as a percentage of nonperforming loans, excluding troubled debt restructurings (“TDRs”), decreased to 28.46% at June 30, 2009 from 45.98% at December 31, 2008, and 69.91% at June 30, 2008. The allowance for loan losses as a percentage of nonperforming loans plus TDRs decreased to 24.48% at June 30, 2009 from 44.12% at December 31, 2008, and 69.33% at June 30, 2008. Approximately $10.8 million of the allowance for loan losses has been specifically allocated to selected nonperforming loans as of June 30, 2009. As of June 30, 2009, nonperforming loans totaled $117.7 million, of which $114.9 million, or 97.7%, were loans secured by real estate compared to $61.4 million, or 93.7%, as of December 31, 2008. (See “Nonperforming Assets”). Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate.

Summary of Loan Loss Experience. The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:
Summary of Loan Loss Experience

	Three Months		Six months
	Ended		Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$29,870	$23,273	$28,850	$22,868	$22,868
Charge-offs:
Commercial and industrial	141	160	197	312	504
Real estate — construction and land development	131	662	1,055	665	2,095
Real estate — mortgage
Single-family	821	871	1,368	1,483	2,460
Commercial	508	49	848	411	411
Other	7	—	186	106	241
Consumer	707	715	1,402	1,150	2,490
Other	198	24	266	99	243

Total charge-offs	2,513	2,481	5,322	4,226	8,444
Recoveries:
Commercial and industrial	41	339	108	478	646
Real estate — construction and land development	6	31	26	33	44
Real estate — mortgage
Single-family	21	24	32	43	89
Commercial	2	9	5	25	128
Other	19	9	217	23	71
Consumer	41	39	83	85	181
Other	35	33	71	76	155

Total recoveries	165	484	542	763	1,314

Net charge-offs	2,348	1,997	4,780	3,463	7,130
Provision for loan losses	5,982	5,967	9,434	7,838	13,112

Allowance for loan losses at end of period	$33,504	$27,243	$33,504	$27,243	$28,850

Loans at end of period, net of unearned income	$2,398,471	$2,148,751	$2,398,471	$2,148,751	$2,314,921
Average loans, net of unearned income	2,387,078	2,123,039	2,364,676	2,077,884	2,147,524
Ratio of ending allowance to ending loans	1.40%	1.27%	1.40%	1.27%	1.25%
Ratio of net charge-offs to average loans (1)	0.39	0.38	0.41	0.34	0.33
Net charge-offs as a percentage of:
Provision for loan losses	39.26	33.46	50.66	44.18	54.38
Allowance for loan losses (1)	28.11	29.39	28.77	25.49	24.71
Allowance for loan losses as a percentage of nonperforming loans	24.48	69.33	24.48	69.33	44.12

(1)	Annualized.
Nonperforming Assets. Nonperforming assets increased $70.3 million, to $153.3 million as of June 30, 2009 from $83 million as of December 31, 2008. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 6.30% at June 30, 2009 from 3.56% at December 31, 2008. The overall increase in nonperforming assets was primarily related to real estate construction, commercial real estate and residential mortgage loan portfolios. As of June 30, 2009, nonperforming residential mortgage loans increased $14.6 million to $37.3 million from $22.7 million as of December 31, 2008. Five loans in excess of $500,000 accounted for $3.8 million, or 38% of the increase; the average loan balance of all new nonperforming residential loans was $182,000, with the majority, or 67%, located in Alabama. Approximately 89% of the increase in nonperforming real estate construction consists of six real estate construction credits over $1 million totaling $33.1 million. Three of these large credits, totaling $10.8 million, are located in Florida, while the other $22.3 million are shared national credits located outside of Florida. The commercial real estate increase of $1.3 million from December 31, 2008 consists primarily of one Florida commercial real estate property. Management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. We see continued weakness in the Sarasota, Florida market and some improvement in the Northwest Florida market. As of June 30, 2009, of our total nonperforming credits, only 23 are in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a loan-by-loan basis rather than in large bulk sales. The following table shows our nonperforming assets for the dates shown:

Nonperforming Assets

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual	$105,356	$54,712
Accruing loans 90 days or more delinquent	12,373	8,033

Total nonperforming loans	117,729	62,745
Other real estate owned assets	35,206	19,971
Repossessed assets	454	332

Total nonperforming assets	$153,389	$83,048

Restructured and performing under restructured terms	$19,143	$2,643

Nonperforming loans as a percentage of loans	4.91%	2.72%

Nonperforming assets as a percentage of loans plus nonperforming assets	6.30%	3.56%

Nonperforming assets as a percentage of total assets	4.77%	2.72%

The following is a summary of nonperforming loans by category for the dates shown:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial and industrial	$1,463	$166
Real estate — construction and land development	57,964	20,976
Real estate — mortgages
Single-family	37,268	22,730
Commercial	16,362	14,686
Other	3,386	2,981
Consumer	662	723
Other	624	483

Total nonperforming loans	$117,729	$62,745

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
The following is a summary of other real estate owned and repossessed assets by category as of the dates shown below (In thousands):

	June 30,	December 31,
	2009	2008
Acreage	$2,154	$1,222
Commercial building	3,519	656
Residential condominiums	3,659	1,314
Residential single-family homes	10,299	9,394
Residential lots	15,089	7,277
Other	486	108

Other real estate owned	$35,206	$19,971

Impaired Loans. At June 30, 2009, our recorded investment in impaired loans under SFAS 114 totaled $117 million, an increase of $64.1 million from $52.9 million at December 31, 2008. Approximately $67.5 million is located in the Alabama Region and $49.5 million is located in the Florida Region. Approximately $10.6 million of the allowance for loan losses is specifically allocated to these loans, providing 9.05% coverage. Additionally, $115.8 million, or 98.9%, of the $117 million in impaired loans is secured by real estate.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$1,243	$220	$515	$42
Real estate — construction and land development	52,719	5,182	18,155	1,570
Real estate — mortgages
Single-family	37,190	4,565	18,063	2,251
Commercial	23,342	487	15,615	1,173
Other	2,523	134	532	70

Total	$117,017	$10,588	$52,880	$5,106

Potential Problem Loans. In addition to nonperforming loans, management has identified $36.5 million in potential problem loans as of June 30, 2009. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Three categories accounted for approximately 98% of total potential problem loans. Real estate construction loans account for 74% of the total and single family residential loans and commercial real estate loans accounted for 20% and 5%, respectively. Geographically, 79% of the loans were located in Florida, with the remainder located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor their respective cash flow positions.
Changes in Lending Policies and Procedures, Including Underwriting Standards. Since 2005, we have undergone significant changes in our underwriting standards with the establishment of a centralized underwriting group that underwrites and approves small business and consumer loans using FICO scoring models. In addition, with our recent mergers the threshold for large credit requests with Total Credit Exposures (TCEs) increased to a minimum of $2.0 million for review and approval by Regional Loan Committee on a weekly basis, and credits with TCE exceeding $10 million are reviewed and approved by the Executive Loan Committee and the Board Loan and Investment Committee as needed. Credit Administration is responsible for identifying and reporting all loans that are underwritten outside of these two processes to executive management and Loan Review. In recent months, in conjunction with changes in the economic and credit cycles, we have adjusted our underwriting standards. In particular, we have been more selective in the number and type of loans that are made. We are requiring more relationship-driven deals, where we are the primary, and in many cases, the only banking relationship for these prospective customers. All of these changes are intended to further strengthen our positions and mitigate the associated risks in the current economic environment.
Deposits. Noninterest-bearing deposits totaled $246.7 million at June 30, 2009, an increase of 15.9%, or $34.0 million, from $212.7 million at December 31, 2008. Noninterest-bearing deposits were 9.5% of total deposits at June 30, 2009 compared to 9.1% at December 31, 2008.
Interest-bearing deposits totaled $2.358 billion at June 30, 2009, an increase of 10.7%, or $227 million, from $2.131 billion at December 31, 2008. Interest-bearing deposits averaged $2.256 billion for the first six months of 2009 compared to $1.983 billion for the first six months of 2008. The average rate paid on all interest-bearing deposits during the first six months of 2009 was 2.59%, compared to 3.75% for the first six months of 2008.

The following table sets forth the composition of our total deposit accounts at the dates indicated.

	June 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Noninterest-bearing demand	$246,724	$212,732	15.9%
Alabama segment	126,110	98,133	28.5
Florida segment	79,792	72,250	10.4
Other	40,822	42,349	(3.6)
Interest-bearing demand	692,133	632,430	9.4
Alabama segment	353,294	327,387	7.9
Florida segment	212,306	185,239	14.6
Other	126,533	119,804	5.6
Savings	247,522	185,522	33.4
Alabama segment	132,176	106,946	23.6
Florida segment	113,564	76,449	48.5
Other	1,782	2,127	(16.2)
Time deposits	1,418,179	1,312,304	8.1
Alabama segment	743,245	608,056	22.2
Florida segment	545,370	490,266	11.2
Other	129,564	213,982	(39.5)

Total deposits	$2,604,558	$2,342,988	11.2%

Alabama segment	$1,354,825	$1,140,522	18.8%

Florida segment	$951,032	$824,204	15.4%

Other	$298,701	$378,262	(21.0)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $228 million at June 30, 2009, a decrease of 36.8%, or $133 million, from $361 million at December 31, 2008. Borrowings from the FHLB have declined as the increase in customer deposits have outpaced loan growth since December 31, 2008. FHLB advances had a weighted average interest rate of approximately 3.60% at June 30, 2009. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
On March 31, 2009 the Bank completed an offering of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its TLGP and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of the Bank and it is not subject to redemption prior to maturity. The Note is solely the obligation of the Bank and is not guaranteed by us. The Bank received net proceeds, after discount, FDIC guarantee premium and other issuance cost, of approximately $38.6 million, which will be used by the Bank for general corporate purposes. The debt will yield an effective interest rate, including amortization, of 3.89%.
Stockholders’ Equity
Overview. Our stockholders’ equity totaled $246.8 million at June 30, 2009 compared to $251.2 million at December 31, 2008. This decrease was primarily due to the amount of cumulative dividends on preferred stock and net loss for the quarter offset by the components of other comprehensive income as shown below. On July 15, 2009, we began closing on a private placement of or common stock, $0.001 par value per share, pursuant to which we anticipate issuing approximately 1.7 million shares for an aggregate price of approximately $3.7 million.

Other Comprehensive Income. Our stockholder’s equity was affected by various components of other comprehensive income during 2009. The components of other comprehensive (loss)income for the three and six months ended June 30, 2009 is as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
	(In thousands)
Three months ended June 30, 2009
Unrealized loss on available for sale securities	$(4,305)	$1,593	$(2,712)
Less reclassification adjustment for OTTI realized in net loss	4,077	(1,508)	2,569
Unrealized gain on derivatives	354	(131)	223

Net unrealized gain	$126	$(46)	$80

Six months ended June 30, 2009
Unrealized loss on available for sale securities	$(2,817)	$1,042	$(1,775)
Less reclassification adjustment for OTTI realized in net loss	4,401	(1,628)	2,773
Unrealized gain on derivatives	325	(120)	205

Net unrealized gain	$1,909	$(706)	$1,203

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.
Regulatory Capital. The table below represents the Bank’s regulatory and minimum regulatory capital requirements at June 30, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$265,402	8.36%	$126,913	4.00%	$158,641	5.00%
Total Capital (to Risk Weighted Assets)	298,062	11.16	213,603	8.00	267,010	10.00
Tier 1 Capital (to Risk Weighted Assets)	265,402	9.94	N/A	N/A	160,206	6.00
Tangible Capital (to Adjusted Total Assets)	265,402	8.36	47,592	1.50	N/A	N/A
Currently, we are not subject to any consolidated regulatory capital requirements, however for comparative information the following table shows our capital levels on a consolidated basis as of June 30, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$256,616	8.09%	$126,806	4.00%	$158,508	5.00%
Total Capital (to Risk Weighted Assets)	289,277	10.84	213,431	8.00	266,789	10.00
Tier 1 Capital (to Risk Weighted Assets)	256,616	9.62	N/A	N/A	160,074	6.00
Tangible Capital (to Adjusted Total Assets)	256,616	8.09	47,552	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities used $71.0 million in funds in the first six months of 2009, primarily due to an increase in mortgage loans held for sale. This compares to net funds provided by operating activities of $11.4 million in the first six months of 2008, primarily due to a decrease in mortgage loans held for sale.
Investing activities resulted in a $79.8 million net use of funds in the first six months of 2009, primarily due to an increase in loans offset by principal paydowns in the investment securities portfolio. Investing activities were a $162 million net use of funds in the first six months of 2008, primarily due to an increase in loans and the purchase of investment securities offset by the maturity and sales of investment securities.
Financing activities provided $164 million in funds during the first six months of 2009, primarily as a result of an increase in customer deposits and proceeds from senior unsecured debt offset by the maturity of FHLB advances. Financing activities provided funds in the first six months of 2008, primarily as a result of an increase in FHLB advances offset by the maturity of our brokered certificates of deposits. Our liquidity improved significantly as compared to the corresponding 2008 quarter. We continue to make significant progress in reducing reliance on non-customer funding sources for the Bank. This has been one of our key strategic goals, and this quarter’s results are very significant. We reduced reliance on borrowings and brokered deposits to levels where they are now approximately 8% and 4%, respectively, of the Bank’s funding, as we continue to bring core customer-based deposits in to transform the Bank into a leading relationship-based community bank in its markets. Our branching program contributed significantly to this progress. To date, new branches have added approximately $400 million in core deposits. We expect these branches to make continued contributions to our growth in the future, as most of them have yet to reach maturity in their markets.
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
We measure our interest rate risk by analyzing the repricing correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. The following is a comparison of these measurements as of June 30, 2009 to December 31, 2008 (dollars in thousands):

	June 30,	December 31,
12-Month Gap	2009	2008
Interest-bearing liabilities in excess of interest-earning assets based on repricing date	$(262,000)	$(297,000)
Cumulative 12-month Gap Ratio	.87	.86

Increase (Decrease) in Net Interest Income
Change (in Basis Points) in Interest	June 30, 2009		December 31, 2008
Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$3,126	3.1%	$1,200	1.7%
- 200 BP (2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy.

(2)	Not considered meaningful in the current rate environment
Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 and 100 basis points. EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater our EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 and 100 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table shows the Bank’s EVE as of June 30, 2009:

Change (in Basis Points) in		Change
Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$352,061	$18,828	5.7%
+ 100 BP	344,906	11,673	3.5
0 BP	333,233	—	—
- 100 BP	331,167	(2,066)	(0.6)
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2009. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which should be taken into consideration when reviewing the information contained in this report. The item below is included as an addition to these risk factors. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see “Forward-Looking Statements” under Part I, Item 2 above.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums have increased substantially in 2009 already, and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five-basis-point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities by Superior Bancorp during the second quarter of 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 22, 2009, we held our annual meeting of stockholders, at which the following actions were taken:
1.	The stockholders voted as follows to elect the following persons as directors, each to hold office for a one-year term:

NAME	FOR	WITHHELD
C. Stanley Bailey	7,934,857	281,954
Roger D. Barker	8,011,066	205,744
Rick D. Gardner	7,964,291	252,519
Thomas E. Jernigan, Jr.	7,946,937	269,873
James Mailon Kent, Jr.	7,832,557	384,253
Mark A. Lee	7,985,140	231,670
Peter L. Lowe	7,895,532	321,278
John C. Metz	7,984,830	231,980
D. Dewey Mitchell	8,002,362	214,448
Robert R. Parrish, Jr.	7,874,277	342,533
Charles W. Roberts, III	7,902,195	314,615
C. Marvin Scott	7,822,226	394,584
James C. White, Sr.	7,991,011	225,799
2.	The stockholders voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 20 million shares as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,530,012	645,765	41,033	0
3.	The stockholders voted to ratify the appointment of Grant Thornton LLP as our registered independent public accounting firm:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,992,041	74,243	150,525	0
4.	The stockholders voted to approve the overall compensation of our executives named in the proxy statement for the 2009 annual meeting of stockholders :

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,560,258	598,393	58,159	0
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

Date: August 10, 2009	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: August 10, 2009	By:	/s/ James A. White
James A. White
Chief Financial Officer (Principal Financial Officer)