Form 10-Q/A
period 2009-03-31
SUPERIOR BANCORP
filed 2009-11-09
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
The audit committee of the board of directors of Superior Bancorp, upon identification by, and recommendation of, management, concluded that the previously issued financial statements contained in our quarterly reports for the quarters ended March 31 and June 30, 2009 should no longer be relied upon because of changes in management’s determination of fair value of certain trust preferred securities within our investment portfolio and the recognition of additional other-than-temporary impairment (OTTI) charges related to these securities.
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 includes restated unaudited condensed consolidated financial statements as of, and for the quarter ended March 31, 2009. In addition, we are currently filing an Amendment No. 1 on Form 10-Q/A to amend and restate our unaudited condensed consolidated financial statements as of, and for the quarter ended June 30, 2009.
During the first and second quarters of 2009, our rated trust preferred securities portfolio, which includes five pooled issuances and one single issue (Emigrant), experienced significant ratings downgrades (See Note 3 to the condensed consolidated financial statements). After further review and in consultation with an outside valuation firm, we have determined that the credit spreads used in our initial valuations for the periods ended March 31 and June 30, 2009 did not reflect market rates for these types of instruments. In addition, considering the continued credit deterioration, related disruption of the market for these instruments and the complexity of the instruments’ structure, we revised the assumptions used in determining fair value and re-assessed the need to recognize any OTTI. Our re-valuation and re-assessments were conducted with the assistance of an experienced valuation firm selected from a listing of firms suggested to management by our external auditors. In addition, we re-valued and re-assessed our investment in the unrated New South Capital Trust V (“New South”). In retrospect, we do not believe there was sufficient evidence to support our prior assumptions that this security would ever pay principal or interest subsequent to December 31, 2008. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009, which was prior to the filing of our 10-Q for the first quarter of 2009 on May 8, 2009.
The following tables summarize the impact of the restatement on our unaudited condensed consolidated statement of financial condition and unaudited condensed consolidated statements of operations as of, and for the quarter ended March 31, 2009. There is no effect to our reported cash flows:
Restatement Effects — Condensed Consolidated Statements of Financial Condition (Unaudited) (In Thousands)

	As of March 31, 2009
	As	As Originally
	Restated	Filed	Difference
Investment securities available for sale	$328,708	$338,590	$(9,882)
Other assets	58,383	53,470	4,913
Total assets	3,129,469	3,134,438	(4,969)
Accrued expenses and other liabilities	24,907	24,240	667
Accumulated deficit	(134,621)	(131,733)	(2,888)
Accumulated other comprehensive loss	(9,550)	(6,803)	(2,747)
Total stockholders’ equity	245,434	251,070	(5,636)
Total liabilities and stockholders’ equity	3,129,469	3,134,438	(4,969)

Restatement Effects — Condensed Consolidated Statements of Operations (Unaudited) (In Thousands)

	Three Months Ended
	March 31, 2009
	As	As Originally
	Restated	Filed	Difference

Total other-than-temporary impairment losses	$(10,504)	$(1,777)	$(8,727)
Portion of OTTI recognized in other comprehensive income	4,659	1,453	3,206
Investment securities (loss) gain	(5,845)	(324)	(5,521)
Loss before income taxes	(6,422)	(901)	(5,521)
Income tax benefit	(2,848)	(215)	(2,633)
Net loss	(3,574)	(686)	(2,888)
Net loss applicable to common shareholders	(4,717)	(1,829)	(2,888)
Basic net loss per common share	$(0.47)	$(0.18)	$(0.29)
Diluted net loss per common share	$(0.47)	$(0.18)	$(0.29)
Based on the foregoing, only the following items have been amended:
     Part I — Financial Information:
•	Item 1 — Financial Statements

•	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the convenience of the reader, this Form 10-Q/A sets forth the initial Form 10-Q in its entirety, although we are only amending those portions affected by the restatement described above.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$77,498	$74,237
Interest-bearing deposits in other banks	39,309	10,042
Federal funds sold	2,455	5,169

Total cash and cash equivalents	119,262	89,448
Investment securities available for sale	328,708	347,142
Tax lien certificates	18,804	23,786
Mortgage loans held for sale	40,628	22,040
Loans, net of unearned income	2,359,299	2,314,921
Allowance for loan losses	(29,871)	(28,850)

Net loans	2,329,428	2,286,071
Premises and equipment, net	105,521	104,085
Accrued interest receivable	15,108	14,794
Stock in FHLB	19,337	21,410
Cash surrender value of life insurance	48,718	48,291
Core deposit and other intangible assets	19,963	21,052
Other real estate	25,609	19,971
Other assets	58,383	54,611

Total assets	$3,129,469	$3,052,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$253,447	$212,732
Interest-bearing	2,254,218	2,130,256

TOTAL DEPOSITS	2,507,665	2,342,988
Advances from FHLB	243,322	361,324
Federal funds borrowed and security repurchase agreements	1,737	3,563
Notes payable	45,575	7,000
Subordinated debentures, net	60,829	60,884
Accrued expenses and other liabilities	24,907	25,703

Total liabilities	2,884,035	2,801,462

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, 69,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.001 per share; shares authorized 15,000,000; shares issued 10,427,981 and 10,403,087 respectively; outstanding 10,099,893 and 10,074,999 respectively	10	10
Surplus — preferred	63,259	62,978
— warrants	8,646	8,646
— common	329,600	329,461
Accumulated deficit	(134,621)	(129,904)
Accumulated other comprehensive loss	(9,550)	(7,925)
Treasury stock, at cost — 322,045 and 321,485 shares, respectively	(11,341)	(11,373)
Unearned ESOP stock	(398)	(443)
Unearned restricted stock	(171)	(211)

Total stockholders’ equity	245,434	251,239

Total liabilities and stockholders’ equity	$3,129,469	$3,052,701

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$34,952	$37,346
Interest on taxable securities	4,009	4,052
Interest on tax-exempt securities	428	430
Interest on federal funds sold	5	80
Interest and dividends on other investments	362	644

Total interest income	39,756	42,552
INTEREST EXPENSE
Interest on deposits	14,893	20,253
Interest on other borrowed funds	2,342	2,792
Interest on subordinated debentures	1,193	1,015

Total interest expense	18,428	24,060

NET INTEREST INCOME	21,328	18,492
Provision for loan losses	3,452	1,872

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,876	16,620
NONINTEREST INCOME
Service charges and fees on deposits	2,387	2,103
Mortgage banking income	1,691	1,266
Total other-than-temporary impairment losses (“OTTI”) (see Note 3)	(10,504)	NA
Portion of OTTI recognized in other comprehensive income (loss)	4,659	NA

Investment securities (loss) gain	(5,845)	402
Change in fair value of derivatives	(199)	1,050
Increase in cash surrender value of life insurance	515	552
Other income	1,216	1,228

TOTAL NONINTEREST INCOME	(235)	6,601
NONINTEREST EXPENSES
Salaries and employee benefits	12,309	12,141
Occupancy, furniture and equipment expense	4,416	4,060
Amortization of core deposit intangibles	985	896
Merger-related costs	—	108
Other expenses	6,353	5,059

TOTAL NONINTEREST EXPENSES	24,063	22,264

(Loss) income before income taxes	(6,422)	957
INCOME TAX (BENEFIT) EXPENSE	(2,848)	262

NET (LOSS) INCOME	(3,574)	695
Preferred stock dividends and amortization	1,143	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(4,717)	$695

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.47)	$0.07

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.47)	$0.07

Weighted average common shares outstanding	10,053	10,011
Weighted average common shares outstanding, assuming dilution	10,053	10,045
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
This Amendment No. 1 on Form 10-Q/A to The Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 includes restated unaudited condensed consolidated financial statements as of, its for the quarter ended March 31, 2009. In addition, the Corporation is currently filing an Amendment No. 1 on Form 10-Q/A to amend and restate its unaudited condensed consolidated financial statements as of, and for, the quarter ended June 30, 2009.
During the first and second quarters of 2009, the Corporation’s rated trust preferred securities portfolio, which includes five pooled issuances and one single issue (Emigrant), experienced significant ratings downgrades (See Note 3 to the condensed consolidated financial statements). After further review and in consultation with an outside valuation firm, management has determined that the credit spreads used in its initial valuations for the periods ended March 31 and June 30, 2009 did not reflect market rates for these types of instruments. In addition, considering the continued credit deterioration, related disruption of the market for these instruments and the complexity of the instruments’ structure, management revised the assumptions used in determining fair value and re-assessed the need to recognize any OTTI. Management’s re-valuation and re-assessments were conducted with the assistance of an experienced valuation firm selected from a listing of firms suggested to management by the Corporation’s external auditors. In addition, management re-valued and re-assessed its investment in the unrated New South Capital Trust V (“New South”). In retrospect, management does not believe there was sufficient evidence to support its prior assumptions that this security would ever pay principal or interest subsequent to December 31, 2008. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009, which was prior to the filing of the Corporation’s 10-Q for the first quarter of 2009 on May 8, 2009.
The following tables summarize the impact of the restatement on the Corporation’s unaudited condensed consolidated statement of financial condition and unaudited condensed consolidated statements of operations as of, and for the quarter ended March 31, 2009. There is no effect to the Corporation’s reported cash flows:
Restatement Effects – Condensed Consolidated Statements of Financial Condition (Unaudited) (In Thousands)

	As of March 31, 2009
	As	As Originally
	Restated	Filed	Difference
Investment securities available for sale	$328,708	$338,590	$(9,882)
Other assets	58,383	53,470	4,913
Total assets	3,129,469	3,134,438	(4,969)
Accrued expenses and other liabilities	24,907	24,240	667
Accumulated deficit	(134,621)	(131,733)	(2,888)
Accumulated other comprehensive loss	(9,550)	(6,803)	(2,747)
Total stockholders’ equity	245,434	251,070	(5,636)
Total liabilities and stockholders’ equity	3,129,469	3,134,438	(4,969)
Restatement Effects – Condensed Consolidated Statements of Operations (Unaudited) (In Thousands)

	Three Months Ended
	March 31, 2009
	As	As Originally
	Restated	Filed	Difference
Total other-than-temporary impairment losses	$(10,504)	$(1,777)	$(8,727)
Portion of OTTI recognized in other comprehensive income	4,659	1,453	3,206
Investment securities (loss) gain	(5,845)	(324)	(5,521)
Loss before income taxes	(6,422)	(901)	(5,521)
Income tax benefit	(2,848)	(215)	(2,633)
Net loss	(3,574)	(686)	(2,888)
Net loss applicable to common shareholders	(4,717)	(1,829)	(2,888)
Basic net loss per common share	$(0.47)	$(0.18)	$(0.29)
Diluted net loss per common share	$(0.47)	$(0.18)	$(0.29)
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
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation has elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a significant impact on the Corporation’s financial condition, results of operations or cash flow. The effect of the early adoption of FSP 115-2 and 124-2 has resulted in the portion of OTTI determined to be credit related ($5,845,000, or $3,682,000 after-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($4,659,000, or $2,935,000 after-tax) was recognized in other comprehensive loss (see Notes 3 and 8).

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
Note 3 — Investment Securities
The amounts at which investment securities are carried and their approximate fair values at March 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
U.S. agency securities	$8,945	$112	$15	$9,042

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	221,890	6,900	11	228,779
U.S. Agency MBS — collateralized mortgage obligation (CMO)	14,404	259	—	14,663
Private-label — CMO	28,925	43	5,522	23,446

Total MBS	265,219	7,202	5,533	266,888

State, county and municipal securities	41,360	320	1,407	40,273

Corporate obligations:
Corporate debt	5,927	—	217	5,710
Pooled trust preferred securities	13,537	—	8,300	5,237
Single issue trust preferred securities	5,000	—	3,621	1,379

Total corporate obligations	24,464	—	12,138	12,326

Equity securities	563	—	384	179

Total investment securities available for sale	$340,551	$7,634	$19,477	$328,708

Investment securities with an amortized cost of $270,627,000 at March 31, 2009, were pledged to secure public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$250	$252
Due after one year through five years	9,936	9,795
Due after five years through ten years	8,364	8,595
Due after ten years	56,782	43,178
Mortgage-backed securities	265,219	266,888

	$340,551	$328,708

Gross realized gains on sales of investment securities available for sale for the three-month periods ended March 31, 2009 and 2008 were $-0- and $402,000, respectively, and gross realized losses for the same periods were $-0- and $-0-.

The following table summarizes the investment securities with unrealized losses at March 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	March 31, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
			(In thousands)
Temporarily Impaired U.S. Agency securities:	$5,274	$15	$—	$—	$5,274	$15
Mortgage-backed securities:
U.S. Agency MBS — residential	73	—	242	11	315	11
Private-label — CMO	1,936	838	15,328	4,678	17,264	5,516

Total MBS	2,009	838	15,570	4,689	17,579	5,527

State, county and municipal securities	19,474	1,044	4,347	363	23,821	1,407

Corporate obligations:
Corporate debt	—	—	5,710	217	5,710	217
Pooled trust preferred securities	—	—	1,742	3,641	1,742	3,641
Single issue trust preferred securities	—	—	1,379	3,621	1,379	3,621

Total corporate obligations	—	—	8,831	7,479	8,831	7,479

Equity securities	—	—	179	384	179	384

Total temporarily impaired securities	26,757	1,897	28,927	12,915	55,684	14,812

Other-than-temporarily Impaired
Mortgage-backed securities (MBS)
Private-label — CMO	—	—	2,585	6	2,585	6
Corporate obligations:
Pooled trust preferred securities	—	—	3,495	4,659	3,495	4,659

Total OTTI securities	—	—	6,080	4,665	6,080	4,665

Total temporarily and other-than-temporarily impaired	$26,757	$1,897	$35,007	$17,580	$61,764	$19,477

(1)	— Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

     The following is a summary of the total count by category of investment securities with gross unrealized losses:

	March 31, 2009
	Total Number of Securities
	Less Than 12	Greater Than
	Months	12 Months	Total
Temporarily Impaired
U.S. Agency securities:	1	—	1
Mortgage-backed securities:
U.S. Agency MBS — residential	2	7	9
Private-label — CMO	4	1	5

Total MBS	6	8	14

State, county and municipal securities	51	12	63

Corporate obligations:
Corporate debt	—	4	4
Pooled trust preferred securities	—	3	3
Single issue trust preferred securities	—	1	1

Total corporate obligations	—	8	8

Equity securities	—	4	4

Total temporarily impaired securities	58	32	90

Other-than-temporarily Impaired
Mortgage-backed securities (MBS)
Private-label — CMO	—	1	1
Corporate obligations:
Pooled trust preferred securities	—	2	2

Total OTTI securities	—	3	3

Total temporarily and other-than-temporarily impaired	58	35	93

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
The pooled trust preferred segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. See the “Trust Preferred Securities” section below.
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
As of March 31, 2009, the Corporation’s securities portfolio consisted of 267 securities, 93 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At March 31, 2009, approximately 91% of the dollar volume of mortgage-backed securities held by the Corporation was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support and these securities have nominal unrealized losses. The Corporation’s mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $23,446,000 which had net unrealized losses of approximately $5,479,000 at March 31, 2009. These private-label CMOs were rated AAA at purchase and are not within the scope of EITF 99-20. The following is a summary of the investment grades for these securities:

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss
A1/AAA	1	3.04	$(2,514)
Aa1/AAA	1	N/A	(122)
Aa2/NR	1	6.57	(562)
Aaa/AAA	1	15.11	(2)
Aaa/NR	2	4.58 - 16.40	(485)
NR/AAA	3	4.01 - 5.87	(1,831)
NR/CCC (2)	2	0.98 - 1.26	(2)
Ca/NR (2)	1	0.37	39

Total	12		$(5,479)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs which have been reduced by OTTI charges in previous periods. There was no OTTI impairment charges recognized for this portfolio in the quarter ended March 31, 2009.
As of March 31, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
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

Trust Preferred Securities
The Corporation’s investment portfolio includes five pooled trust preferred securities (“CDO”) and two single issuances. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
•	Detailed credit and structural evaluation for each piece of collateral in the CDO;

•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities);

•	Terms of the CDO structure, as laid out in the indenture:

•	The cash flow waterfall (for both interest and principal);

•	Overcollateralization and interest coverage tests;

•	Events of default/liquidation;

•	Mandatory auction call;

•	Optional redemption;

•	Hedge agreements; and discounted cash flow modeling
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO. Specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume a recovery of 10% and assume that the majority of deferring collateral continues to defer and eventually defaults. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit, a probability is assigned that the deferral will ultimately cure.
The base-case collateral-specific assumptions are aggregated into cumulative weighted-average default, recovery and prepayment probabilities. In light of generally weakening collateral credit performance and a challenging U.S. credit and real estate environment, our assumptions generally imply a larger amount of collateral defaults during the next three years than that which has been experienced historically and a gradual leveling off of defaults thereafter.
The discount rates used to determine fair value are intended to reflect the uncertainty inherent in the projection of the issuance’s cash flows. Therefore, spreads were chosen that are comparable to spreads observed currently in the market for similarly rated instruments and is intended to reflect general market discounts currently applied to structured credit products. The discount rates used to determine the credit portion of the OTTI are equal to the current yield on the issuances as prescribed under EITF 99-20.
The following tables provide various information and fair value model assumptions regarding the CDO’s as March 31, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment
							(OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	B	$2,168	$1,015	$(1,153)	$—	$—	$—
MM Community Funding Ltd		Pooled	M	4,199	2,124	(2,075)	(801)	(2,075)	(2,876)
Preferred Term Securities V		Pooled	M	1,379	539	(840)	—	—	—
Tpref Funding III Ltd		Pooled	B-2	3,955	1,371	(2,584)	(44)	(2,584)	(2,628)
Trapeza 2007-13A LLC		Pooled	D	1,836	188	(1,648)	—	—	—
New South Capital Corp	(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust	(2)	Single	Sole	5,000	1,379	(3,621)	—	—	—

				$18,537	$6,616	$(11,921)	$(5,845)	$(4,659)	$(10,504)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(3)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	16%	8%
MM Community Funding Ltd		Caa2	14	4%	30%	0%
Preferred Term Securities V		Ba3	4	0%	33%	26%
Tpref Funding III Ltd		Ca	29	11%	35%	0%
Trapeza 2007-13A LLC		C	51	8%	19%	5%
New South Capital Corp	(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(2)	BB-	NA	NA	NA	NA

			Current
	Fair Value (Price	Discount Margin	Yield
Name	to Par)	(Basis Points)	(Basis Points)

MM Caps Funding I Ltd	$50.77	Swap + 1575	9.48% Fixed
MM Community Funding Ltd	42.48	LIBOR + 1175	LIBOR + 310
Preferred Term Securities V	39.15	LIBOR + 1225	LIBOR + 210
Tpref Funding III Ltd	34.27	LIBOR + 1225	LIBOR + 190
Trapeza 2007-13A LLC	9.37	LIBOR + 1600	LIBOR + 120

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt. This particular issue was priced by an independent pricing service.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In addition to the impact of interest rates, the estimated fair value of these CDO’s have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.
As of March 31, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through March 31, 2009 (in thousands):

For the Three-
Months Ended
March 31, 2009
Balance at beginning of period	$—
Amounts related to credit losses for which an OTTI was not previously recognized	5,845
Reductions for securities sold during the period	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	—
Reductions for securities where there is an intent to sale or requirement to sale	—
Reductions for increases in cash flows expected to be collected	—

Balance at end of period	$5,845

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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended March 31, 2009
Net interest income	$7,547	$9,071	$16,618	$4,710	$21,328
Provision for loan losses	1,612	1,478	3,090	362	3,452
Noninterest income	2,071	515	2,586	(2,821)	(235)
Noninterest expense	8,312	5,736	14,048	10,015	24,063

Operating (loss) profit	$(306)	$2,372	$2,066	$(8,488)	(6,422)

Income tax benefit					(2,848)

Net loss					$(3,574)

Total assets	$1,050,658	$1,147,653	$2,198,311	$931,158	$3,129,469

Three months ended March 31, 2008
Net interest income	$6,998	$9,621	$16,619	$1,873	$18,492
Provision for loan losses	855	858	1,713	159	1,872
Noninterest income	1,862	450	2,312	4,289	6,601
Noninterest expense	7,626	5,486	13,112	9,152	22,264

Operating profit (loss)	$379	$3,727	$4,106	$(3,149)	957

Income tax expense					262

Net income					$695

Total assets	$993,808	$1,155,201	$2,149,009	$814,890	$2,963,899

Note 7 —Net (Loss) Income per Common Share
The following table sets forth the computation of basic net (loss)income per common share and diluted net (loss)income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net (loss)income	$(3,574)	$695
Less preferred dividends and amortization	(1,143)	—

For basic and diluted, net (loss)income applicable to common stockholders	$(4,717)	$695

Denominator:
For basic, weighted average common shares outstanding	10,053	10,011
Effect of dilutive stock options	—	34

Average common shares outstanding, assuming dilution	10,053	10,045

Basic net (loss)income per common share	$(0.47)	$0.07

Diluted net (loss)income per common share	$(0.47)	$0.07

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
Note 8 — Comprehensive (Loss) Income
Total comprehensive loss was $5,199,000 for the three-month period ended March 31, 2009, compared to comprehensive income of $1,486,000 for the three-month period ended March 31, 2008. Total comprehensive income consists of net (loss)income and other comprehensive income. The components of other comprehensive income for the three-month period ending March 31, 2009 and 2008 are as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
		(In thousands)
2009
Unrealized loss on available for sale securities, net of total OTTI	$(8,394)	$3,105	$(5,289)
Less reclassification adjustment for OTTI realized in net loss	5,845	(2,163)	3,682
Unrealized loss on derivatives	(29)	11	(18)

Net unrealized loss	$(2,578)	$(953)	$(1,625)

2008
Unrealized gain on available for sale securities	$1,731	$(687)	$1,044
Less reclassification adjustment for gains realized in net income	(402)	149	(253)

Net unrealized gain	$1,329	$(538)	$791

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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$328,708	$179	$320,077	$8,452
Derivative assets	1,054	—	1,054	—

Total recurring basis measured assets	$329,762	$179	$321,131	$8,452

Derivative liabilities	$1,431	$—	$1,431	$—

Total recurring basis measured liabilities	$1,431	$—	$1,431	$—

Valuation Techniques — Recurring Basis
Securities Available for Sale. When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily single issue and pooled trust preferred securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings (See Note 3).
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
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at December 31, 2008	$18,497
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(5,845)
Included in other comprehensive income	(4,175)
Other changes due to principal payments	(25)

Balance at March 31, 2009	$8,452

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at March 31, 2009	$(5,845)

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
Our first quarter 2009 net loss was $(3,574,000), or $(0.47) per share, compared to net income of $695,000 for the first quarter of 2008. This loss is primarily the result of OTTI charges of $5.8 million pre-tax incurred on certain trust preferred securities in our portfolio.
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
The Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 11.18%, a Tier I core capital ratio of 8.37% and a Tier I risk based capital ratio of 9.95% as of March 31, 2009. The Bank’s Tangible Common Equity Ratio is 8.37% at March 31, 2009.
Our Total Risk Based Capital Ratio was 11.13% and our Tangible Common Equity Ratio was 8.14% at March 31, 2009.
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
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. We have elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a significant impact on our financial condition, results of operations or cash flow. The effect of the early adoption of FSP 115-2 and 124-2 has resulted in the portion of OTTI determined to be credit related ($5,845,000, or $3,682,000 after tax) being recognized in current earnings, while the portion of OTTI related to other factors ($4,659,000, or $2,935,000 after-tax) was recognized in other comprehensive loss (see Notes 3 and 8 to the condensed consolidated financial statements).
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
Results of Operations
The following table sets forth key earnings and other financial data for the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Net (loss) income	$(3,574)	$695
Net (loss) income applicable to common shareholders	(4,717)	695
Net (loss) income per common share (diluted)	(0.47)	0.07
Net interest margin	3.12%	3.04%
Net interest spread	2.91%	2.76%
Return on average assets	(0.46)%	0.10%
Return on average tangible assets	(0.46)%	0.10%
Return on average stockholders’ equity	(5.64)%	0.80%
Return on average tangible equity	(6.14)%	1.70%
Common book value per share	$17.18	$35.00
Tangible common book value per share	15.20	16.44
The change in our net income during the first quarter of 2009 compared to the first quarter of 2008 is primarily the result of increases in the provision for loan losses, increases in securities losses resulting primarily from OTTI, and the accrual of dividends on preferred stock which began in the fourth quarter of 2008. The increase in provision for loan losses reflects the effect of the current credit cycle and the overall economic environment. See “Financial Condition — Allowance for Loan Losses” for additional discussion. Changes in other components of our operations are discussed in the various sections that follow.

Net Interest Income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	First Quarter 2009 vs 2008
	Average	Income/	Yield/
	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$321,833	$(2,394)	(1.33)%
Investment securities
Taxable	(5,222)	(43)	0.07
Tax-exempt	308	(3)	(0.03)

Total investment securities	(4,914)	(46)	0.07
Federal funds sold	(2,301)	(75)	(3.09)
Other investments	12,082	(282)	(3.13)

Total interest-earning assets	$326,700	(2,797)	(1.17)

Interest-bearing liabilities:
Demand deposits	$(34,619)	(2,881)	(1.63)
Savings deposits	141,768	688	0.25
Time deposits	110,013	(3,167)	(1.30)
Other borrowings	65,510	(450)	(1.34)
Subordinated debentures	7,145	178	0.35

Total interest-bearing liabilities	$289,817	(5,632)	(1.32)

Net interest income/net interest spread		2,835	0.15%

Net yield on earning assets			0.08%

Taxable equivalent adjustment:
Investment securities		(1)

Net interest income		$2,836

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,392,145	$34,952	5.93%	$2,070,312	$37,346	7.26%
Investment securities
Taxable	301,973	4,009	5.38	307,195	4,052	5.31
Tax-exempt (2)	40,280	649	6.53	39,972	652	6.56

Total investment securities	342,253	4,658	5.52	347,167	4,704	5.45
Federal funds sold	7,240	5	0.28	9,541	80	3.37
Other investments	57,751	362	2.54	45,669	644	5.67

Total interest-earning assets	2,799,389	39,977	5.79	2,472,689	42,774	6.96
Noninterest-earning assets:
Cash and due from banks	70,192			56,657
Premises and equipment	105,079			103,624
Accrued interest and other assets	153,517			287,435
Allowance for loan losses	(29,123)			(22,814)

Total assets	$3,099,054			$2,897,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$641,529	$2,195	1.39%	$676,148	$5,076	3.02%
Savings deposits	199,161	921	1.88	57,393	233	1.63
Time deposits	1,359,453	11,777	3.51	1,249,440	14,944	4.81
Other borrowings	333,376	2,342	2.85	267,866	2,792	4.20
Subordinated debentures	60,852	1,193	7.95	53,707	1,015	7.60

Total interest-bearing liabilities	2,594,371	18,428	2.88	2,304,554	24,060	4.20
Noninterest-bearing liabilities:
Demand deposits	231,547			216,745
Accrued interest and other liabilities	21,547			24,942
Stockholders’ equity	251,589			351,350

Total liabilities and stockholders ‘equity	$3,099,054			$2,897,591

Net interest income/net interest spread		21,549	2.91%		18,714	2.76%

Net yield on earning assets			3.12%			3.04%

Taxable equivalent adjustment:
Investment securities (2)		221			222

Net interest income		$21,328			$18,492

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,394)	$(7,528)	$5,134
Interest on securities
Taxable	(43)	41	(84)
Tax-exempt	(3)	(5)	2
Interest on federal funds	(75)	(59)	(16)
Interest on other investments	(282)	(419)	137

Total interest income	(2,797)	7,970	5,173

Expense from interest-bearing liabilities:
Interest on demand deposits	(2,881)	(2,631)	(250)
Interest on savings deposits	688	40	648
Interest on time deposits	(3,167)	(4,357)	1,190
Interest on other borrowings	(450)	(1,022)	572
Interest on subordinated debentures	178	46	132

Total interest expense	(5,632)	(7,924)	2,292

Net interest income	$2,835	$(46)	$2,881

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income (loss) decreased $6.8 million to $(235,000) for the first quarter of 2009, from $6.6 million in the first quarter of 2008. The components of noninterest income for the first quarter of 2009 and 2008 consisted of the following:

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,387	$2,103	13.50%
Mortgage banking income	1,691	1,266	33.57
Investment securities (losses) gains	(5,845)	402	NCM
Change in fair value of derivatives	(199)	1,050	(118.95)
Increase in cash surrender value of life insurance	515	552	(6.70)
Other noninterest income	1,216	1,228	(0.98)

Total	$(235)	$6,601	(103.56)%

NCM — not considered meaningful.
The increase in service charges and fees on deposits is primarily attributable to pricing changes and account growth. The increase in mortgage banking income during the first quarter of 2009 is the result of an increase in the volume of refinancing. The investment securities loss is the result of an impairment charge related to several trust preferred securities. See “Financial Condition — Investment Securities” for additional discussion. The decline resulting from the change in the fair value of derivatives is primarily the result of a “call” on an interest rate swap (See Note 5 to the condensed consolidated financial statements).

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

Income tax (benefit) expense. We recognized an income tax benefit of $2.8 million compared to income tax expense of $262,000 for the first quarter of 2009 and 2008, respectively. The difference in the effective tax rate in the three-month period ended March 31, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
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

	2009	2008
	(In thousands)
Alabama region	$(306)	$379
Florida region	2,372	3,727
Administrative and other	(8,488)	(3,149)
Income tax (benefit) expense	(2,848)	262

Consolidated net (loss) income	$(3,574)	$695

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
Noninterest income for first quarter of 2009 increased to $515,000, or 14.4%, compared to first quarter of 2008. The increase was due to increases in service charges on deposit accounts which were primarily due to increases in service charges and other fees on deposits due to increased account volume and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” elsewhere in this discussion.
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
At March 31, 2009, we had $89.0 million, or 19.7% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 11 to the condensed consolidated financial statements, available-for-sale securities with a carrying value of $8.5 million at March 31, 2009 were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of bank and pooled trust preferred securities and have a fair value of $6.6 million at March 31, 2009. As the market for these securities became less active and pricing less reliable, management determined that these securities should be transferred to a Level 3 category during the third quarter of 2008. Management measures fair value on these investments based on various spreads determined after its review of applicable financial data and credit ratings (See “Financial Condition — Investment Securities” section below). The remaining Level 3 assets totaling $80.5 million include loans which have been impaired under SFAS 114 and foreclosed other real estate which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Financial Condition
Total assets were $3.129 billion at March 31, 2009, an increase of $77 million, or 2.5%, from $3.052 billion as of December 31, 2008. Average total assets for the first quarter of 2009 were $3.099 billion, which were funded by average total liabilities of $2.847 billion and average total stockholders’ equity of $252 million.
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
Investment Securities. Total investment securities decreased $18.4 million, or 5.3%, to $328.7 million at March 31, 2009, from $347.1 million at December 31, 2008. Average investment securities totaled $342.3 million for the first quarter of 2009, compared to $347.2 million for the first quarter of 2008. Investment securities were 11.7% of interest-earning assets at March 31, 2009, compared to 12.7% at December 31, 2008. The investment portfolio produced an average taxable equivalent yield of 5.52% for the first quarter of 2009, compared to 5.45% for the first quarter of 2008.

The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	March 31,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Investment securities available for sale:
U.S. agency securities	$9,042	$3,843	135.3%

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	228,779	237,508	(3.7)
U.S. Agency MBS — collateralized mortgage obligation (CMO)	14,663	16,186	(9.4)
Private-label — CMO	23,446	26,430	(11.3)

Total MBS	266,888	280,124	(4.7)

State, county and municipal securities	40,273	40,622	(0.9)

Corporate obligations:
Corporate debt	5,710	5,746	(0.6)
Pooled trust preferred securities	5,237	9,939	(47.3)
Single issue trust preferred securities	1,379	6,704	(79.4)

Total corporate obligations	12,326	22,389	(44.9)

Equity securities	179	164	9.1

Total investment securities available for sale	$328,708	$347,142	(5.3)%

The following table summarizes the investment securities with unrealized losses at March 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	March 31, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
U.S. Agency securities:	$5,274	$15	$—	$—	$5,274	$15
Mortgage-backed securities:
U.S. Agency MBS — residential	73	—	242	11	315	11
Private-label — CMO	1,936	838	15,328	4,678	17,264	5,516

Total MBS	2,009	838	15,570	4,689	17,579	5,527

State, county and municipal securities	19,474	1,044	4,347	363	23,821	1,407

Corporate obligations:
Corporate debt	—	—	5,710	217	5,710	217
Pooled trust preferred securities	—	—	1,742	3,641	1,742	3,641
Single issue trust preferred securities	—	—	1,379	3,621	1,379	3,621

Total corporate obligations	—	—	8,831	7,479	8,831	7,479

Equity securities	—	—	179	384	179	384

Total temporarily impaired securities	26,757	1,897	28,927	12,915	55,684	14,812

Other-than-temporarily Impaired
Mortgage-backed securities (MBS)
Private-label — CMO	—	—	2,585	6	2,585	6
Corporate obligations:
Pooled trust preferred securities	—	—	3,495	4,659	3,495	4,659

Total OTTI securities	—	—	6,080	4,665	6,080	4,665

Total temporarily and other-than-temporarily impaired	$26,757	$1,897	$35,007	$17,580	$61,764	$19,477

(1)	— Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.
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
The pooled trust preferred segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, management compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows (see “Trust preferred Securities” section below).
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
As of March 31, 2009, our securities portfolio consisted of 267 securities, 93 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At March 31, 2009, approximately 91% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $23.5 million which had unrealized losses of approximately $5.5 million at March 31, 2009. These private-label CMOs were rated AAA at purchase and are not within the scope of EITF 99-20. The following is a summary of the investment grades for these securities:

		Credit Support
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss
A1/AAA	1	3.04	$(2,514)
Aa1/AAA	1	N/A	(122)
Aa2/NR	1	6.57	(562)
Aaa/AAA	1	15.11	(2)
Aaa/NR	2	4.58 - 16.40	(485)
NR/AAA	3	4.01 - 5.87	(1,831)
NR/CCC(2)	2	0.98 - 1.26	(2)
Ca/NR (2)	1	0.37	39

Total	12		$(5,479)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs which have been reduced by OTTI charges in previous periods. There was no OTTI impairment charges recognized for this portfolio in the quarter ended March 31, 2009.
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
Trust Preferred Securities
Our investment portfolio includes five pooled trust preferred securities (“CDO”) and two single issuances. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
•	Detailed credit and structural evaluation for each piece of collateral in the CDO;

•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities);

•	Terms of the CDO structure, as laid out in the indenture:

•	The cash flow waterfall (for both interest and principal);

•	Overcollateralization and interest coverage tests;

•	Events of default/liquidation;

•	Mandatory auction call;

•	Optional redemption;

•	Hedge agreements; and discounted cash flow modeling
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO. Specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume a recovery of 10% and assume that the majority of deferring collateral continues to defer and eventually defaults. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit, a probability is assigned that the deferral will ultimately cure.
The base-case collateral-specific assumptions are aggregated into cumulative weighted-average default, recovery and prepayment probabilities. In light of generally weakening collateral credit performance and a challenging U.S. credit and real estate environment, our assumptions generally imply a larger amount of collateral defaults during the next three years than that which has been experienced historically and a gradual leveling off of defaults thereafter.
The discount rates used to determine fair value are intended to reflect the uncertainty inherent in the projection of the issuance’s cash flows. Therefore, spreads were chosen that are comparable to spreads observed currently in the market for similarly rated instruments and is intended to reflect general market discounts currently applied to structured credit products. The discount rates used to determine the credit portion of the OTTI are equal to the current yield on the issuances as prescribed under EITF 99-20.

The following tables provide various information and fair value model assumptions regarding our CDO’s as March 31, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment
							(OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	B	$2,168	$1,015	$(1,153)	$—	$—	$—
MM Community Funding Ltd		Pooled	M	4,199	2,124	(2,075)	(801)	(2,075)	(2,876)
Preferred Term Securities V		Pooled	M	1,379	539	(840)	—	—	—
Tpref Funding III Ltd		Pooled	B-2	3,955	1,371	(2,584)	(44)	(2,584)	(2,628)
Trapeza 2007-13A LLC		Pooled	D	1,836	188	(1,648)	—	—	—
New South Capital Corp	(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust	(2)	Single	Sole	5,000	1,379	(3,621)	—	—	—

				$18,537	$6,616	$(11,921)	$(5,845)	$(4,659)	$(10,504)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(3)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	16%	8%
MM Community Funding Ltd		Caa2	14	4%	30%	0%
Preferred Term Securities V		Ba3	4	0%	33%	26%
Tpref Funding III Ltd		Ca	29	11%	35%	0%
Trapeza 2007-13A LLC		C	51	8%	19%	5%
New South Capital Corp	(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(2)	BB-	NA	NA	NA	NA

			Current
	Fair Value (Price	Discount Margin	Yield
Name	to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$50.77	Swap + 1575	9.48% Fixed
MM Community Funding Ltd	42.48	LIBOR + 1175	LIBOR + 310
Preferred Term Securities V	39.15	LIBOR + 1225	LIBOR + 210
Tpref Funding III Ltd	34.27	LIBOR + 1225	LIBOR + 190
Trapeza 2007-13A LLC	9.37	LIBOR + 1600	LIBOR + 120

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt. This particular issue was priced by an independent pricing service.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In addition to the impact of interest rates, the estimated fair value of these CDO’s have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.

As of March 31, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through March 31, 2009 (in thousands):

For the Three-
Months Ended
March 31, 2009
Balance at beginning of period	$—
Amounts related to credit losses for which an OTTI was not previously recognized	5,845
Reductions for securities sold during the period	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	—
Reductions for securities where there is an intent to sale or requirement to sale	—
Reductions for increases in cash flows expected to be collected	—

Balance at end of period	$5,845

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

The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category
(Dollars in thousands)

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$201,635	8.54%	$207,372	8.95%
Real estate — construction and land development (1)	662,268	28.05	637,587	27.52
Real estate — mortgages
Single-family	659,840	27.94	655,216	28.28
Commercial	743,890	31.50	726,704	31.37
Other	30,202	1.28	31,187	1.34
Consumer	59,379	2.51	57,877	2.50
Other	4,186	0.18	972	0.04

Total loans	2,361,400	100.0%	2,316,915	100.0%

Unearned income	(2,101)		(1,994)
Allowance for loan losses	(29,871)		(28,850)

Net loans	$2,329,428		$2,286,071

(1)	A further analysis of the components of our real estate construction and land development loans as of March 31, 2009 and December 31, 2008 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of March 31, 2009
Alabama segment	$185,591	$79,260	$16,456	$281,307
Florida segment	156,778	198,109	12,416	367,303
Other	196	13,462	—	13,658

Total	$342,565	$290,831	$28,872	$662,268

As of December 31, 2008
Alabama segment	$173,579	$76,315	$17,830	$267,724
Florida segment	141,003	201,688	13,573	356,264
Other	122	13,477	—	13,599

Total	$314,704	$291,480	$31,403	$637,587

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	March 31,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,359,299	$2,314,921	1.92%
Alabama segment	958,135	935,232	2.45
Florida segment	1,091,967	1,060,994	2.92
Other	309,197	318,695	(2.98)
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

Allocation of the Allowance for Loan Losses

	March 31,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,214	8.5%	$2,136	8.9%
Real estate — construction and land development	13,065	28.1	12,168	27.5
Real estate — mortgages
Single-family	8,345	27.9	7,159	28.3
Commercial	5,190	31.5	5,440	31.3
Other	250	1.3	247	1.3
Consumer	1,807	2.7	1,700	2.7

Total	$29,871	100.0%	$28,850	100.0%

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

Nonperforming Assets. Nonperforming assets increased $17.2 million, to $100.2 million as of March 31, 2009 from $83 million as of December 31, 2008. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 4.20% at March 31, 2009 from 3.56% at December 31, 2008. The overall increase in nonperforming assets was primarily related to commercial real estate and residential mortgage loan portfolios. In contrast to December 31, 2008, credits and/or properties, greater than $1.0 million, accounted for a smaller portion of the overall increase in nonperforming assets during the first quarter of 2009, primarily due to the increase in nonperforming residential mortgage loans. As of March 31, 2009, nonperforming residential mortgage loans increased $8.1 million to $30.9 million from $22.7 million as of December 31, 2008. Three loans in excess of $500,000 accounted for $3.8 million or 47% of the increase; the inclusive overall average loan balance of these new nonperforming loans was $169,000 with the majority, 67%, located in the Alabama Region. The commercial real estate increase included two Florida commercial real estate properties totaling $1.4 million or 8% of the total increase. Management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. We see a continued weakness in the Sarasota, Florida market and some improvement in the Northwest Florida market. As of March 31, 2009, of our total nonperforming credits, only 15 are in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a loan-by-loan basis rather than in large bulk sales. The largest single nonperforming credit in our portfolio is $4.9 million in the Sarasota market. The following table shows our nonperforming assets for the dates shown:
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
Stockholders’ Equity
Overview. Our stockholders’ equity totaled $245.4 million at March 31, 2009 compared to $251.2 million at December 31, 2008. This decrease was primarily due to the amount of cumulative dividends on preferred stock and net loss for the quarter offset by the components of other comprehensive income as shown below.

Other Comprehensive Income. Our stockholder’s equity was affected by various components of other comprehensive income during 2009. The components of other comprehensive (loss) income for the first quarter of 2009 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(In thousands)
2009
Unrealized loss on available for sale securities, net of total OTTI	$(8,394)	$3,105	$(5,289)
Less reclassification adjustment for OTTI realized in net loss	5,845	(2,163)	3,682
Unrealized loss on derivatives	(29)	11	(18)

Net unrealized loss	$(2,578)	$(953)	$(1,625)

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.
Regulatory Capital. The table below represents our Bank’s regulatory and minimum regulatory capital requirements at March 31, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$257,674	8.37%	$123,130	4.00%	$153,912	5.00%
Total Capital (to Risk Weighted Assets)	289,538	11.18	207,234	8.00	259,043	10.00
Tier 1 Capital (to Risk Weighted Assets)	257,674	9.95	N/A	N/A	155,426	6.00
Tangible Capital (to Adjusted Total Assets)	257,674	8.37	46,174	1.50	N/A	N/A
Currently, we are not subject to any consolidated regulatory capital requirements, however for comparative information the following table shows our capital levels on a consolidated basis as of March 31, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$250,761	8.14%	$123,263	4.00%	$154,079	5.00%
Total Capital (to Risk Weighted Assets)	282,625	11.13%	203,187	8.00	253,984	10.00
Tier 1 Capital (to Risk Weighted Assets)	250,761	9.87	N/A	N/A	152,930	6.00
Tangible Capital (to Adjusted Total Assets)	250,761	8.14	46,224	1.50	N/A	N/A
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

Date: November 9, 2009	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: November 9, 2009	By:	/s/ James A. White
James A. White
Chief Financial Officer (Principal Financial Officer)