Form 10-Q/A
period 2009-06-30
SUPERIOR BANCORP
filed 2009-11-09
CIK 1065298

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
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2009 includes restated unaudited condensed consolidated financial statements as of, and for the quarter ended June 30, 2009. In addition, we are currently filing an Amendment No. 1 on Form 10-Q/A to amend and restate our unaudited condensed consolidated financial statements as of, and for the quarter ended March 31, 2009.
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
The following tables summarize the impact of the restatement on our unaudited condensed consolidated statement of financial condition and unaudited condensed consolidated statements of operations as of, and for the quarter and six months ended June 30, 2009. There is no effect to our reported cash flows:
Restatement effects — Condensed Consolidated Statements of Financial Condition (In Thousands)

	As of June 30, 2009
	As	As Originally
	Restated	Filed	Difference
Investment securities available for sale	$306,300	$315,551	$(9,251)
Accrued interest receivable	16,025	16,210	(185)
Other assets	66,166	62,819	3,347
Total assets	3,209,421	3,215,510	(6,089)
Accumulated deficit	(141,483)	(136,662)	(4,821)
Accumulated other comprehensive loss	(7,991)	(6,723)	(1,268)
Total stockholders’ equity	240,681	246,770	(6,089)
Total liabilities and stockholders’ equity	3,209,421	3,215,510	(6,089)

Restatement effects — Condensed Consolidated Statements of Operations (In Thousands)

	Three Months Ended
	June 30, 2009
	As	As Originally
	Restated	Filed	Difference
Net interest income	$22,717	$22,915	$(198)
Total other-than-temporary impairment losses	(6,685)	(5,853)	(832)
Portion of OTTI recognized in other comprehensive income	904	1,776	(872)
Investment securities (loss) gain	(5,781)	(4,077)	(1,704)
Loss before income taxes	(10,233)	(8,331)	(1,902)
Income tax benefit	(4,539)	(4,569)	30
Net loss	(5,694)	(3,762)	(1,932)
Net loss applicable to common shareholders	(6,861)	(4,929)	(1,932)
Basic net loss per common share	$(0.68)	$(0.49)	$(0.19)
Diluted net loss per common share	$(0.68)	$(0.49)	$(0.19)

	Six Months Ended
	June 30, 2009
	As	As Originally
	Restated	Filed	Difference
Net interest income	$44,046	$44,244	$(198)
Total other-than-temporary impairment losses	(17,189)	(7,631)	(9,558)
Portion of OTTI recognized in other comprehensive income	5,563	3,230	2,333
Investment securities (loss) gain	(11,626)	(4,401)	(7,225)
Loss before income taxes	(16,655)	(9,232)	(7,423)
Income tax benefit	(7,387)	(4,784)	(2,603)
Net loss	(9,268)	(4,448)	(4,820)
Net loss applicable to common shareholders	(11,578)	(6,758)	(4,820)
Basic net loss per common share	$(1.15)	$(0.67)	$(0.48)
Diluted net loss per common share	$(1.15)	$(0.67)	$(0.48)
Based on the foregoing, only the following items have been amended:
     Part I — Financial Information:
•	Item 1 — Financial Statements
•	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$80,621	$74,237
Interest-bearing deposits in other banks	19,868	10,042
Federal funds sold	2,426	5,169

Total cash and cash equivalents	102,915	89,448
Investment securities available for sale	306,300	347,142
Tax lien certificates	25,533	23,786
Mortgage loans held for sale	100,707	22,040
Loans, net of unearned income	2,398,471	2,314,921
Allowance for loan losses	(33,504)	(28,850)

Net loans	2,364,967	2,286,071
Premises and equipment, net	105,343	104,085
Accrued interest receivable	16,025	14,794
Stock in FHLB	18,212	21,410
Cash surrender value of life insurance	49,174	48,291
Core deposit and other intangible assets	18,873	21,052
Other real estate	35,206	19,971
Other assets	66,166	54,611

Total assets	$3,209,421	$3,052,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$246,724	$212,732
Interest-bearing	2,357,834	2,130,256

TOTAL DEPOSITS	2,604,558	2,342,988
Advances from FHLB	228,320	361,324
Security repurchase agreements	2,164	3,563
Notes payable	45,688	7,000
Subordinated debentures, net	60,774	60,884
Accrued expenses and other liabilities	27,236	25,703

Total liabilities	2,968,740	2,801,462

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, 69,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.001 per share; shares authorized 20,000,000; shares issued 10,438,590 and 10,403,087 respectively; outstanding 10,111,684 and 10,074,999 respectively	10	10
Surplus — preferred	63,563	62,978
— warrants	8,646	8,646
— common	329,736	329,461
Accumulated deficit	(141,483)	(129,904)
Accumulated other comprehensive loss	(7,991)	(7,925)
Treasury stock, at cost — 321,152 and 321,485 shares, respectively	(11,333)	(11,373)
Unearned ESOP stock	(353)	(443)
Unearned restricted stock	(114)	(211)

Total stockholders’ equity	240,681	251,239

Total liabilities and stockholders’ equity	$3,209,421	$3,052,701

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$35,959	$36,708	$70,911	$74,053
Interest on taxable securities	3,778	4,143	7,787	8,195
Interest on tax-exempt securities	434	431	863	861
Interest on federal funds sold	2	18	7	98
Interest and dividends on other investments	456	732	818	1,376

Total interest income	40,629	42,032	80,386	84,583
INTEREST EXPENSE
Interest on deposits	14,109	16,709	29,002	36,962
Interest on other borrowed funds	2,597	3,016	4,938	5,808
Interest on subordinated debentures	1,206	919	2,400	1,934

Total interest expense	17,912	20,644	36,340	44,704

NET INTEREST INCOME	22,717	21,388	44,046	39,879
Provision for loan losses	5,982	5,967	9,434	7,838

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,735	15,421	34,612	32,041
NONINTEREST INCOME
Service charges and fees on deposits	2,524	2,192	4,911	4,296
Mortgage banking income	2,271	1,031	3,961	2,297
Total other-than-temporary impairment losses (“OTTI”) (see Note 3)	(6,685)	NA	(17,189)	NA
Portion of OTTI recognized in other comprehensive income	904	NA	5,563	NA

Investment securities (loss) gain	(5,781)	1,068	(11,626)	1,470
Change in fair value of derivatives	(67)	(418)	(266)	632
Increase in cash surrender value of life insurance	540	555	1,055	1,107
Gain on extinguishment of liabilities	—	2,918	—	2,918
Other income	1,340	1,660	2,557	2,888

TOTAL NONINTEREST INCOME	827	9,006	592	15,608
NONINTEREST EXPENSES
Salaries and employee benefits	12,304	12,058	24,613	24,199
Occupancy, furniture and equipment expense	4,503	4,120	8,907	8,180
Amortization of core deposit intangibles	985	896	1,971	1,792
FDIC assessment	1,932	162	2,389	224
Foreclosure losses	1,748	178	2,317	364
Other expenses	6,323	5,862	11,662	10,781

TOTAL NONINTEREST EXPENSES	27,795	23,276	51,859	45,540

(Loss) income before income taxes	(10,233)	1,151	(16,655)	2,109
INCOME TAX (BENEFIT) EXPENSE	(4,539)	310	(7,387)	572

NET (LOSS) INCOME	(5,694)	841	(9,268)	1,537
Preferred stock dividends and amortization	1,167	—	2,310	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,861)	$841	$(11,578)	$1,537

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.68)	$0.08	$(1.15)	$0.15

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.68)	$0.08	$(1.15)	$0.15

Weighted average common shares outstanding	10,071	10,016	10,062	10,014
Weighted average common shares outstanding, assuming dilution	10,071	10,056	10,062	10,051
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

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (the “Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2008. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three- and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Management has evaluated subsequent events for disclosure or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on November 9, 2009.
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
This Amendment No. 1 on Form 10-Q/A to the Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2009 includes restated unaudited condensed consolidated financial statements as of, and for, the quarter ended June 30, 2009. In addition, the Corporation is currently filing an Amendment No. 1 on Form 10-Q/A to amend and restate its unaudited condensed consolidated financial statements as of, and for the quarter ended March 31, 2009.
During the first and second quarters of 2009, the Corporation’s rated trust preferred securities portfolio, which includes five pooled issuances and one single issue (Emigrant), experienced significant ratings downgrades (See Note 3 to the condensed consolidated financial statements). After further review and in consultation with an outside valuation firm, management has determined that the credit spreads used in its initial valuations for the periods ended March 31 and June 30, 2009 did not reflect market rates for these types of instruments. In addition, considering the continued credit deterioration, related disruption of the market for these instruments and the complexity of the instruments’ structure, management revised the assumptions used in determining fair value and re-assessed the need to recognize any OTTI. Managament’s re-valuation and re-assessments were conducted with the assistance of an experienced valuation firm selected from a listing of firms suggested to management by the Corporation’s external auditors. In addition, management re-valued and re-assessed its investment in the unrated New South Capital Trust V (“New South”). In retrospect, management does not believe there was sufficient evidence to support its prior assumptions that this security would ever pay principal or interest subsequent to December 31, 2008. In addition, New Southְs external auditor issued a going concern opinion on May 2, 2009, which was prior to the filing of the Corporation’s 10-Q for the first quarter of 2009 on May 8, 2009.
The following tables summarize the impact of the restatement on the Corporation’s unaudited condensed consolidated statement of financial condition and unaudited condensed consolidated statements of operations as of, and for the quarter and six months ended June 30, 2009. There is no effect to our reported cash flows:
Restatement effects — Condensed Consolidated Statements of Financial Condition (In Thousands)

	As of June 30, 2009
	As	As Originally
	Restated	Filed	Difference
Investment securities available for sale	$306,300	$315,551	$(9,251)
Accrued interest receivable	16,025	16,210	(185)
Other assets	66,166	62,819	3,347
Total assets	3,209,421	3,215,510	(6,089)
Accumulated deficit	(141,483)	(136,662)	(4,821)
Accumulated other comprehensive loss	(7,991)	(6,723)	(1,268)
Total stockholders’ equity	240,681	246,770	(6,089)
Total liabilities and stockholders’ equity	3,209,421	3,215,510	(6,089)
Restatement effects — Condensed Consolidated Statements of Operations (In Thousands)

	Three Months Ended
	June 30, 2009
	As	As Originally
	Restated	Filed	Difference
Net interest income	$22,717	$22,915	$(198)
Total other-than-temporary impairment losses	(6,685)	(5,853)	(832)
Portion of OTTI recognized in other comprehensive income	904	1,776	(872)
Investment securities (loss) gain	(5,781)	(4,077)	(1,704)
Loss before income taxes	(10,233)	(8,331)	(1,902)
Income tax benefit	(4,539)	(4,569)	30
Net loss	(5,694)	(3,762)	(1,932)
Net loss applicable to common shareholders	(6,861)	(4,929)	(1,932)
Basic net loss per common share	$(0.68)	$(0.49)	$(0.19)
Diluted net loss per common share	$(0.68)	$(0.49)	$(0.19)

	Six Months Ended
	June 30, 2009
	As	As Originally
	Restated	Filed	Difference
Net interest income	$44,046	$44,244	$(198)
Total other-than-temporary impairment losses	(17,189)	(7,631)	(9,558)
Portion of OTTI recognized in other comprehensive income	5,563	3,230	2,333
Investment securities (loss) gain	(11,626)	(4,401)	(7,225)
Loss before income taxes	(16,655)	(9,232)	(7,423)
Income tax benefit	(7,387)	(4,784)	(2,603)
Net loss	(9,268)	(4,448)	(4,820)
Net loss applicable to common shareholders	(11,578)	(6,758)	(4,820)
Basic net loss per common share	$(1.15)	$(0.67)	$(0.48)
Diluted net loss per common share	$(1.15)	$(0.67)	$(0.48)
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
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a significant impact on the Corporation’s financial condition, results of operations or cash flow other than requiring additional disclosures (See Note 11). The effect of the adoption of FSP 115-2 and 124-2 resulted in the portion of OTTI determined to be credit-related ($11,626,000, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($5,563,000, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 8).

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

Note 3 — Investment Securities
The amounts at which investment securities are carried and their approximate fair values at June 30, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In Thousands)
Investment securities available for sale:
U.S. agency securities	$5,548	$82	$—	$5,630

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	206,168	6,325	12	212,481
U.S. Agency MBS — collateralized mortgage obligation (CMO)	12,364	352	—	12,716
Private-label — CMO	23,133	—	4,407	18,726

Total MBS	241,665	6,677	4,419	243,923

State, county and municipal securities	42,149	584	1,103	41,630

Corporate obligations:
Corporate debt	4,174	—	374	3,800
Pooled trust preferred securities	11,791	—	7,417	4,374
Single issue trust preferred securities	5,000	—	3,434	1,566
Other collateralized debt obligations	5,134	—	6	5,128

Total corporate obligations	26,099	—	11,231	14,868

Equity securities	563	—	314	249

Total investment securities available for sale	$316,024	$7,343	$17,067	$306,300

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

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$530	$533
Due after one year through five years	13,029	12,780
Due after five years through ten years	5,561	5,740
Due after ten years	55,239	43,324
Mortgage-backed securities	241,665	243,923

	$316,024	$306,300

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

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency MBS — residential	$107	$—	$240	$12	$347	$12
Private-label — CMO	299	16	16,679	4,260	16,978	4,276

Total MBS	406	16	16,919	4,272	17,325	4,288

State, county and municipal securities	10,839	385	12,260	718	23,099	1,103

Corporate obligations:
Corporate debt	3,800	374	—	—	3,800	374
Pooled trust preferred securities	—	—	1,551	1,986	1,551	1,986
Single issue trust preferred securities	—	—	1,566	3,434	1,566	3,434
Other collateralized debt obligations	5,128	6	—	—	5,128	6

Total corporate obligations	8,928	380	3,117	5,420	12,045	5,800

Equity securities	—	—	250	314	250	314

Total temporarily impaired securities	20,173	781	32,546	10,724	52,719	11,505

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	1,749	131	1,749	131
Corporate obligations:
Pooled trust preferred securities	—	—	2,823	5,431	2,823	5,431

Total corporate obligations	—	—	2,823	5,431	2,823	5,431

Total OTTI securities	—	—	4,572	5,562	4,572	5,562

Total temporarily and other-than-temporarily impaired	$20,173	$781	$37,118	$16,286	$57,291	$17,067

(1) - Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

     The following is a summary of the total count by category of investment securities with gross unrealized losses:

	June 30, 2009
	Total Number of Securities
	Less Than 12	Greater Than
	Months	12 Months	Total
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency MBS — residential	3	1	4
Private-label — CMO	1	8	9

Total MBS	4	9	13

State, county and municipal securities	33	33	66

Corporate obligations:
Corporate debt	3	—	3
Pooled trust preferred securities	—	2	2
Single issue trust preferred securities	—	1	1
Other collateralized debt obligations	1	—	1

Total corporate obligations	4	3	7

Equity securities	—	3	3

Total temporarily impaired securities	41	48	89

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	3	3
Corporate obligations:
Pooled trust preferred securities	—	3	3

Total OTTI securities	—	6	6

Total temporarily and other-than-temporarily impaired	41	54	95

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
As of June 30, 2009, the Corporation’s securities portfolio consisted of 263 securities, 95 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At June 30, 2009, approximately 92% of the dollar volume of mortgage-backed securities held by the Corporation was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support and these securities have nominal unrealized losses. The Corporation’s mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $18,727,000 which had unrealized losses of approximately $4,407,000 at June 30, 2009. These private-label CMOs were rated AAA at purchase and are not within the scope of EITF 99-20. The following is a summary of the investment grades for these securities:

		Credit Support
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss
A1/NR	1	3,75	$(395)
Aaa/AAA	1	12.72	(17)
Aaa/NR	1	9.05	(46)
NR/AAA	4	2.72 — 17.94	(1,864)
B2/NR	1	5.03	(375)
Caa1/BBB	1	2.19	(1,579)
Ca/CCC (2)	3	0.11 — 0.85	(131)

Total	12		$(4,407)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.

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

							Life-to-Date
		Discount				Actual	Other-than-temporary Impairment (OTTI)
		Margin		Cumulative	Average	60+ Days	Credit Portion
Security	Price (%)	(Basis Points)	Yield	Default	Severity	Delinquent	2008	2009	Other	Total
CMO 1	24.90	1640	18.00%	56.40%	50.00%	25.90%	$(599)	$(1,231)	$(43)	$(1,873)
CMO 2	10.21	1801	19.00%	57.85%	50.00%	31.02%	(492)	(1,341)	(4)	(1,837)
CMO 3	28.62	1543	17.00%	42.74%	40.00%	19.17%	(803)	(1,473)	(84)	(2,360)

							$(1,894)	$(4,045)	$(131)	$(6,070)

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
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO. Specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume a recovery of 10% and assume that the majority of deferring collateral continues to defer and eventually defaults. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit; a probability is assigned that the deferral will ultimately cure.
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
The following tables provide various information and fair value model assumptions regarding the Corporation’s CDO’s as June 30, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment
							(OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	B	$2,159	$1,019	$(1,140)	$—	$—	$—
MM Community Funding Ltd		Pooled	B	2,814	1,424	(1,390)	(2,186)	(1,390)	(3,576)
Preferred Term Securities V		Pooled	M	1,378	532	(846)	—	—	—
Tpref Funding III Ltd		Pooled	B-1	3,636	1,339	(2,297)	(363)	(2,297)	(2,660)
Trapeza 2007-13A LLC		Pooled	D	1,804	60	(1,744)	(32)	(1,744)	(1,776)
New South Capital Corp	(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust	(2)	Single	Sole	5,000	1,566	(3,434)	—	—	—

				$16,791	$5,940	$(10,851)	$(7,581)	$(5,431)	$(13,012)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(3)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	16%	10%
MM Community Funding Ltd		CCC	11	12%	33%	0%
Preferred Term Securities V		Ba3	2	4%	45%	19%
Tpref Funding III Ltd		CC	28	16%	19%	0%
Trapeza 2007-13A LLC		C	48	11%	20%	0%
New South Capital Corp	(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(2)	CC	NA	NA	NA	NA

				Current
		Fair Value (Price	Discount Margin	Yield
Name		to Par)	(Basis Points)	(Basis Points)

MM Caps Funding I Ltd		$50.96	Swap + 1475	9.48% Fixed
MM Community Funding Ltd		28.47	LIBOR + 1275	LIBOR + 310
Preferred Term Securities V		38.61	LIBOR + 1325	LIBOR + 210
Tpref Funding III Ltd		33.48	LIBOR + 1275	LIBOR + 190
Trapeza 2007-13A LLC		3.59	LIBOR + 1800	LIBOR + 120
Emigrant Capital Trust	(2)	31.32	LIBOR + 1462	LIBOR + 200

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt. The discount margin of 1462 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In addition to the impact of interest rates, the estimated fair value of these trust preferred securities have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive
As of June 30, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through June 30, 2009 (in thousands):

	For the Three-	For the Six-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Balance at beginning of period	$5,845	$—
Amounts related to credit losses for which an OTTI was not previously recognized	32	7,581
Reductions for securities sold during the period	—	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	5,749	4,045
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Reductions for increases in cash flows expected to be collected	—	—

Balance at end of period	$11,626	$11,626

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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended June 30, 2009
Net interest income	$8,329	$9,396	$17,725	$4,992	$22,717
Provision for loan losses	1,424	1,486	2,910	3,072	5,982
Noninterest income	2,206	514	2,720	(1,893)	827
Noninterest expense	9,113	5,832	14,945	12,850	27,795

Operating (loss) profit	$(2)	$2,592	$2,590	$(12,823)	(10,233)

Income tax benefit					(4,539)

Net loss					$(5,694)

Total assets	$1,025,040	$1,171,252	$2,196,292	$1,013,129	$3,209,421

Three months ended June 30, 2008
Net interest income	$7,505	$9,108	$16,613	$4,775	$21,388
Provision for loan losses	945	660	1,605	4,362	5,967
Noninterest income	1,745	490	2,235	6,771	9,006
Noninterest expense	7,469	5,406	12,875	10,401	23,276

Operating profit (loss)	$836	$3,532	$4,368	$(3,217)	1,151

Income tax expense					310

Net income					$841

Total assets	$1,005,586	$1,141,009	$2,146,595	$892,963	$3,039,558

Six months ended June 30, 2009
Net interest income	$15,875	$18,467	$34,342	$9,704	$44,046
Provision for loan losses	3,036	2,964	6,000	3,434	9,434
Noninterest income	4,277	1,029	5,306	(4,714)	592
Noninterest expense	17,425	11,568	28,993	22,866	51,859

Operating (loss) profit	$(309)	$4,964	$4,655	$(21,310)	(16,655)

Income tax benefit					(7,387)

Net loss					$(9,268)

Six months ended June 30, 2008
Net interest income	$14,502	$18,728	$33,230	$6,649	$39,879
Provision for loan losses	1,800	1,518	3,318	4,520	7,838
Noninterest income	3,607	940	4,547	11,061	15,608
Noninterest expense	15,095	10,889	25,984	19,556	45,540

Operating profit (loss)	$1,214	$7,261	$8,475	$(6,366)	2,109

Income tax expense					572

Net income					$1,537

Note 7 —Net (Loss) Income per Common Share
     The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(5,694)	$841	$(9,268)	$1,537
Less preferred dividends and amortization	1,167	—	2,310	—

For basic and diluted, net (loss) income applicable to common stockholders	$(6,861)	$841	$(11,578)	$1,537

Denominator:
For basic, weighted average common shares outstanding	10,071	10,016	10,062	10,014
Effect of dilutive stock options	—	40	—	37

Average common shares outstanding, assuming dilution	10,071	10,056	10,062	10,051

Basic net (loss) income per common share	$(0.68)	$0.08	$(1.15)	$0.15

Diluted net (loss) income per common share	$(0.68)	$0.08	$(1.15)	$0.15

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
Note 8 — Comprehensive (Loss) Income
Total comprehensive loss was $(4,135,000) and $(9,333,000) for the three- and six-month periods ended June 30, 2009, respectively, and $(3,263,000) and $(1,775,000) for the three- and six-month periods ended June 30, 2008. Total comprehensive loss consists of net (loss) income and other comprehensive loss. The components of other comprehensive loss for the three- and six-month periods ending June 30, 2009 and 2008 are as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
	(In thousands)
Three months ended June 30, 2009
Unrealized loss on available for sale securities	$(3,660)	$1,354	$(2,306)
Less reclassification adjustment for OTTI realized in net loss	5,781	(2,139)	3,642
Unrealized gain on derivatives	354	(131)	223

Net unrealized gain	$2,475	$(916)	$1,559

Three months ended June 30, 2008
Unrealized loss on available for sale securities	$(5,449)	$2,018	$(3,431)
Less reclassification adjustment for gains realized in net income	(1,068)	395	(673)

Net unrealized loss	$(6,517)	$2,413	$(4,104)

Six months ended June 30, 2009
Unrealized loss on available for sale securities	$(12,054)	$4,460	$(7,594)
Less reclassification adjustment for OTTI realized in net loss	11,626	(4,302)	7,324
Unrealized gain on derivatives	325	(120)	205

Net unrealized loss	$(103)	$38	$(65)

Six months ended June 30, 2008
Unrealized loss on available for sale securities	$(3,719)	$1,333	$(2,386)
Less reclassification adjustment for gains realized in net income	(1,470)	544	(926)

Net unrealized loss	$(5,189)	$1,877	$(3,312)

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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$306,300	$250	$296,345	$9,705
Derivative assets	783	—	783	—

Total recurring basis measured assets	$307,083	$250	$297,128	$9,705

Derivative liabilities	$961	$—	$961	$—

Total recurring basis measured liabilities	$961	$—	$961	$—

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
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at December 31, 2008	$18,497
Transfer into level 3 category during the second quarter	6,181
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(11,626)
Included in other comprehensive loss	(3,038)
Other changes due to principal payments	(309)

Balance at June 30, 2009	$9,705

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at June 30, 2009	$(11,626)

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

     Advances from FHLB. Rates currently available in the market for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
     Federal funds borrowed and security repurchase agreements. The carrying amount of federal funds borrowed and security repurchase agreements approximate their fair values.
     Notes payable. The carrying amount of notes payable approximates their fair values.
     Subordinated debentures. Rates currently available to the market for preferred offerings with similar terms and maturities are used to estimate fair value.
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
     The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$80,621	$80,621	$74,237	$74,237
Interest-bearing deposits in other banks	19,868	19,868	10,042	10,042
Federal funds sold	2,426	2,426	5,169	5,169
Securities available for sale	306,300	306,300	347,142	347,142
Tax lien certificates	25,533	25,533	23,786	23,786
Mortgage loans held for sale	100,707	100,707	22,040	22,040
Net loans	2,364,967	2,404,620	2,286,071	2,374,637
Stock in FHLB	18,212	18,212	21,410	21,410
Accrued interest receivable	16,025	16,025	14,794	14,794
Derivative assets	783	783	1,427	1,427
Financial liabilities:
Deposits	2,604,558	2,624,339	2,342,988	2,363,270
Advances from FHLB	228,320	243,423	361,324	382,547
Security repurchase agreements	2,164	2,164	3,563	3,563
Note payable	45,688	45,688	7,000	7,000
Subordinated debentures	60,774	35,248	60,884	46,839
Derivative liabilities	961	961	1,534	1,534
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
The quarter’s results included three items that adversely impacted our earnings. These items included charges for non-cash securities impairments on mortgage-backed securities and trust preferred securities deemed to be other-than-temporary impairment (“OTTI”) of $5.8 million, an increase in the allowance for loan losses above last quarter’s level by $3.6 million, and a special assessment by the FDIC imposed on all banks, of which our share was $1.5 million. These items aggregated $10.9 million or $6.9 million after tax.
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
Our second quarter 2009 net loss was $(5.7) million, or $(0.68) per share, compared to net income of $841,000 for the second quarter of 2008.
Net interest income increased significantly, from $21.3 million in the first quarter of 2009 to $22.7 million in the second quarter of 2009. The net interest margin for the second quarter of 2009 was 3.21% compared to 3.12% for the first quarter of 2009. This increase is due principally to improved loan and deposit pricing, which more than offset the impact of the higher level of non-performing assets. The negative effect of loans placed on non-accrual on the net interest margin for the second quarter of 2009 is estimated to be 0.11%.
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
The Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 11.04%, a Tier I core capital ratio of 8.31% and a Tier I risk-based capital ratio of 9.83% as of June 30, 2009. The Bank’s tangible common equity ratio is 8.31% at June 30, 2009.
Our total risk based capital ratio was 10.64% and our tangible common equity ratio was 7.96% at June 30, 2009. In addition, on July 15, 2009, we began closing on a private placement of or common stock, $0.001 par value per share, pursuant to which we anticipate issuing approximately 1.7 million shares for an aggregate price of approximately $3.7 million.
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
These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. We elected to adopt FSP 157-4 and FSP 115-2 and 124-2 as of March 31, 2009, while deferring the election of FSP 107-1 and APB 28-1 until June 30, 2009. The adoption of FSP 107-1 and APB 28-1 as of June 30, 2009 did not have a significant impact on our financial condition, results of operations or cash flow. The effect of the early adoption of FSP 115-2 and 124-2 in the first quarter of 2009 resulted in the portion of OTTI determined to be credit-related ($5.8 million, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($4.6 million, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 8 to the condensed consolidated financial statements). For the second quarter of 2009, the portion of OTTI determined to be credit-related ($5.8 million, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($0.9 million, pre-tax)
Statement of Financial Accounting Standards No. 161
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

Results of Operations
The following table sets forth key earnings and other financial data for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net (loss) income	$(5,694)	$841	$(9,268)	$1,537
Net (loss) income applicable to common shareholders	(6,861)	841	(11,578)	1,537
Net (loss) income per common share (diluted)	(0.68)	0.08	(1.15)	0.15
Net interest margin	3.24%	3.39%	3.18%	3.21%
Net interest spread	3.04%	3.17%	2.98%	2.96%
Return on average assets	(0.72)%	0.11%	(0.60)%	0.10%
Return on average tangible assets	(0.72)%	0.12%	(0.60)%	0.11%
Return on average stockholders’ equity	(9.28)%	0.96%	(7.51)%	0.88%
Return on average tangible equity	(10.07)%	2.04%	(8.17)%	1.87%
Common book value per share	$16.66	$34.68	$16.66	$34.68
Tangible common book value per share	14.79	16.24	14.79	16.24
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
Net Interest Income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Second Quarter 2009 vs 2008			First Six Months of 2009 vs 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$304,943	$(749)	(0.98)%	$313,573	$(3,142)	(1.14)%
Investment securities
Taxable	(32,771)	(365)	0.08	(19,056)	(408)	0.09
Tax-exempt	226	5	—	270	2	(0.00)

Total investment securities	(32,545)	(360)	0.08	(18,786)	(406)	0.09
Federal funds sold	121	(16)	(1.91)	(1,100)	(91)	(2.78)
Other investments	21,709	(276)	(3.35)	16,934	(558)	(3.22)

Total interest -earning assets	$294,228	(1,401)	(0.89)	$310,621	(4,197)	(1.01)

Interest-bearing liabilities:
Demand deposits	$9,766	(1,608)	(1.00)	$(12,339)	(4,490)	(1.31)
Savings deposits	149,108	519	(0.24)	145,539	1,207	(0.03)
Time deposits	169,607	(1,511)	(0.93)	139,928	(4,677)	(1.11)
Other borrowings	(69,564)	(419)	0.21	(2,140)	(870)	(0.52)
Subordinated debentures	7,182	287	1.07	7,163	466	0.73

Total interest -bearing liabilities	$266,099	(2,732)	(0.76)	$278,151	(8,364)	(1.02)

Net interest income/net interest spread		1,331	(0.13)%		4,167	0.01%

Net yield on earning assets			(0.17)%			(0.04)%

Taxable equivalent adjustment:
Investment securities		2			—

Net interest income		$1,329			$4,167

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,459,020	$35,959	5.87%	$2,154,077	$36,708	6.85%
Investment securities
Taxable	280,655	3,778	5.40	313,426	4,143	5.32
Tax-exempt (2)	41,510	658	6.36	41,284	653	6.36

Total investment securities	322,165	4,436	5.52	354,710	4,796	5.44
Federal funds sold	3,498	2	0.23	3,377	18	2.14
Other investments	71,650	456	2.55	49,941	732	5.90

Total interest -earning assets	2,856,333	40,853	5.74	2,562,105	42,254	6.63
Noninterest-earning assets:
Cash and due from banks	81,951			61,729
Premises and equipment	105,519			102,445
Accrued interest and other assets	160,060			289,167
Allowance for loan losses	(29,889)			(24,104)

Total assets	$3,173,974			$2,991,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$672,869	$2,172	1.29%	$663,103	$3,780	2.29%
Savings deposits	235,946	904	1.54	86,838	385	1.78
Time deposits	1,402,255	11,033	3.16	1,232,648	12,544	4.09
Other borrowings	292,474	2,597	3.56	362,038	3,016	3.35
Subordinated debentures	60,795	1,206	7.96	53,613	919	6.89

Total interest -bearing liabilities	2,664,339	17,912	2.70	2,398,240	20,644	3.46
Noninterest-bearing liabilities:
Demand deposits	245,819			219,647
Accrued interest and other liabilities	17,663			21,701
Stockholders’ equity	246,153			351,754

Total liabilities and stockholders ‘equity	$3,173,974			$2,991,342

Net interest income/net interest spread		22,941	3.04%		21,610	3.17%

Net yield on earning assets			3.22%			3.39%

Taxable equivalent adjustment:
Investment securities (2)		224			222

Net interest income		$22,717			$21,388

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(749)	$(5,612)	$4,863
Interest on securities
Taxable	(365)	63	(428)
Tax-exempt	5	—	5
Interest on federal funds	(16)	(17)	1
Interest on other investments	(276)	(518)	242

Total interest income	(1,401)	(6,084)	4,683

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,608)	(1,663)	55
Interest on savings deposits	519	(59)	578
Interest on time deposits	(1,511)	(3,096)	1,585
Interest on other borrowings	(419)	183	(602)
Interest on subordinated debentures	287	154	133

Total interest expense	(2,732)	(4,481)	1,749

Net interest income	$1,331	$(1,603)	$2,934

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,425,767	$70,911	5.89%	$2,112,194	$74,053	7.03%
Investment securities:
Taxable	291,255	7,787	5.39	310,311	8,195	5.30
Tax-exempt (2)	40,898	1,307	6.44	40,628	1,305	6.44

Total investment securities	332,153	9,094	5.52	350,939	9,500	5.43
Federal funds sold	5,359	7	0.26	6,459	98	3.04
Other investments	64,739	818	2.55	47,805	1,376	5.77

Total interest -earning assets	2,828,018	80,830	5.76	2,517,397	85,027	6.77
Noninterest-earning assets:
Cash and due from banks	76,104			59,193
Premises and equipment	105,300			103,035
Accrued interest and other assets	156,807			288,300
Allowance for loan losses	(29,508)			(23,459)

Total assets	$3,136,721			$2,944,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$657,286	$4,366	1.34%	$669,625	$8,856	2.65%
Savings deposits	217,655	1,825	1.69	72,116	618	1.72
Time deposits	1,380,972	22,811	3.33	1,241,044	27,488	4.44
Other borrowings	312,812	4,938	3.18	314,952	5,808	3.70
Subordinated debentures	60,823	2,400	7.96	53,660	1,934	7.23

Total interest -bearing liabilities	2,629,548	36,340	2.79	2,351,397	44,704	3.81
Noninterest-bearing liabilities:
Demand deposits	238,722			218,196
Accrued interest and other liabilities	19,594			23,321
Stockholders’ equity	248,857			351,552

Total liabilities and stockholders’ equity	$3,136,721			$2,944,466

Net interest income/net interest spread		44,490	2.97%		40,323	2.96%

Net yield on earning assets			3.17%			3.21%

Taxable equivalent adjustment:
Investment securities (2)		444			444

Net interest income		$44,046			$39,879

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008.

	Six Months Ended June 30,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(3,142)	$(13,054)	$9,912
Interest on securities:
Taxable	(408)	129	(537)
Tax-exempt	2	—	2
Interest on federal funds	(91)	(77)	(14)
Interest on other investments	(558)	(934)	376

Total interest income	(4,197)	(13,936)	9,739

Expense from interest-bearing liabilities:
Interest on demand deposits	(4,490)	(4,329)	(161)
Interest on savings deposits	1,207	(11)	1,218
Interest on time deposits	(4,677)	(7,471)	2,794
Interest on other borrowings	(870)	(830)	(40)
Interest on subordinated debentures	466	201	265

Total interest expense	(8,364)	(12,440)	4,076

Net interest income	$4,167	$(1,496)	$5,663

Noninterest income (loss). Noninterest income decreased $8.2 million to $827,000 for the second quarter of 2009 from $9 million in the second quarter of 2008, and $15 million, or (96.2)%, to $592,000 for the first six months of 2009 from $15.6 million in the first six months of 2008. The components of noninterest income for the second quarter and first six months of 2009 and 2008 consisted of the following:

	Three Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,524	$2,192	15.2%
Mortgage banking income	2,271	1,031	120.3
Investment securities (loss) gain	(5,781)	1,068	NCM
Change in fair value of derivatives	(67)	(418)	(83.9)
Increase in cash surrender value of life insurance	540	555	2.7
Gain on extinguishment of liabilities	—	2,918	NCM
Other noninterest income	1,340	1,660	(19.3)

Total	$827	$9,006	NCM

NCM	— not considered meaningful.

	Six Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$4,911	$4,296	14.3%
Mortgage banking income	3,961	2,297	72.4
Investment securities (loss) gain	(11,626)	1,470	NCM
Change in fair value of derivatives	(266)	632	(142.1)
Increase in cash surrender value of life insurance	1,055	1,107	(4.7)
Gain on extinguishment of liabilities	—	2,918	(100)
Other noninterest income	2,557	2,888	(11.5)

Total	$592	$15,608	NCM

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
Income tax (benefit) expense. We recognized income tax benefit of $(7.2) million and $(7.4) million for the second quarter of 2009 and first six months of 2009, respectively, compared to an expense of $310,000 and $572,000 for the second quarter of 2008 and first six months of 2008. The difference in the effective tax rate in the three- and six-month periods ended June 30, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Alabama region	$(2)	$836	$(309)	$1,214
Florida region	2,592	3,532	4,964	7,261
Administrative and other	(12,823)	(3,217)	(21,310)	(6,366)
Income tax (benefit) expense	(4,539)	310	(7,387)	572

Consolidated net (loss) income	$(5,694)	$841	$(9,268)	$1,537

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
At June 30, 2009, we had $133 million, or 25.0%, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 11 to the condensed consolidated financial statements, available-for-sale securities with a carrying value of $10 million at June 30, 2009 were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities and trust preferred securities. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008 and that three private-label mortgage-backed securities be transferred during the second quarter of 2009 (See Notes 3 and 11 to the Condensed Consolidated Financial Statements). Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings ( See “Financial Condition – Investment Securities” for additional discussion). At June 30, 2009, the fair values of three private-label mortgage-backed securities totaling $1.8 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured. The remaining Level 3 assets totaling $123 million include loans which have been impaired under SFAS 114 and foreclosed other real estate which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Financial Condition
Total assets were $3.209 billion at June 30, 2009, an increase of $157 million, or 5.1%, from $3.052 billion as of December 31, 2008. Average total assets for the second quarter of 2009 were $3.174 billion, which were funded by average total liabilities of $2.928 billion and average total stockholders’ equity of $246 million.
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
Investment Securities. Total investment securities decreased $40.8 million, or (11.8)%, to $306.3 million at June 30, 2009, from $347.1 million at December 31, 2008. Average investment securities totaled $322.2 million and $332.2 million for the second quarter and first six months of 2009, compared to $354.7 and $350.9 million for the second quarter and first six months of 2008. Investment securities were 10.7% of interest-earning assets at June 30, 2009, compared to 12.7% at December 31, 2008. The investment portfolio produced an average taxable equivalent yield of 5.52% for both the second quarter and first six months of 2009, compared to 5.44% and 5.43% for the second quarter and first six months of 2008.
The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	June 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Investment securities available for sale:
U.S. agency securities	$5,630	$3,843	46.5%

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	212,481	237,508	(10.5)
U.S. Agency MBS — collateralized mortgage obligation (CMO)	12,716	16,186	(21.4)
Private-label — CMO	18,726	26,430	(29.1)

Total MBS	243,923	280,124	(12.9)

State, county and municipal securities	41,630	40,622	2.5

Corporate obligations:
Corporate debt	3,800	5,746	(33.9)
Pooled trust preferred securities	4,374	9,939	(56.0)
Single issue trust preferred securities	1,566	6,704	(76.6)
Other collateralized debt obligations	5,128	—	NA

Total corporate obligations	14,868	22,389	(33.6)

Equity securities	249	164	51.8

Total investment securities available for sale	$306,300	$347,142	(11.8)%

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency MBS — residential	$107	$—	$240	$12	$347	$12
Private-label — CMO	299	16	16,679	4,260	16,978	4,276

Total MBS	406	16	16,919	4,272	17,325	4,288

State, county and municipal securities	10,839	385	12,260	718	23,099	1,103

Corporate obligations:
Corporate debt	3,800	374	—	—	3,800	374
Pooled trust preferred securities	—	—	1,551	1,986	1,551	1,986
Single issue trust preferred securities	—	—	1,566	3,434	1,566	3,434
Other collateralized debt obligations	5,128	6	—	—	5,128	6

Total corporate obligations	8,928	380	3,117	5,420	12,045	5,800

Equity securities	—	—	250	314	250	314

Total temporarily impaired securities	20,173	781	32,546	10,724	52,719	11,505

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	1,749	131	1,749	131
Corporate obligations:
Pooled trust preferred securities	—	—	2,823	5,431	2,823	5,431

Total OTTI securities	—	—	4,572	5,562	4,572	5,562

Total temporarily and other-than-temporarily impaired	$20,173	$781	$37,118	$16,286	$57,291	$17,067

(1)	— Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.
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
As of June 30, 2009, our securities portfolio consisted of 263 securities, 95 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At June 30, 2009, approximately 92% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $18.7 million, which had unrealized losses of approximately $4.4 million at June 30, 2009. These private-label CMOs were rated AAA at purchase and are not within the scope of EITF 99-20. The following is a summary of the investment grades for these securities:

Rating		Credit Support Coverage	Unrealized
Moody/Fitch	Count	Ratio (1)	Loss
			(In thousands)
A1/NR	1	3.75	$(395)
Aaa/AAA	1	12.72	(17)
Aaa/NR	1	9.05	(46)
NR/AAA	4	2.72 — 17.94	(1,864)
B2/NR	1	5.03	(375)
Caa1/BBB (2)	1	2.19	(1,579)
Ca/CCC (2)	3	0.11 — 0.85	(131)

Total	12		$(4,407)

(1)	— The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.
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
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO. Specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume a recovery of 10% and assume that the majority of deferring collateral continues to defer and eventually defaults. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit; a probability is assigned that the deferral will ultimately cure.
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
The following tables provide various information and fair value model assumptions regarding our trust preferred securities as June 30, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment
							(OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	B	$2,159	$1,019	$(1,140)	$—	$—	$—
MM Community Funding Ltd		Pooled	B	2,814	1,424	(1,390)	(2,186)	(1,390)	(3,576)
Preferred Term Securities V		Pooled	M	1,378	532	(846)	—	—	—
Tpref Funding III Ltd		Pooled	B-1	3,636	1,339	(2,297)	(363)	(2,297)	(2,660)
Trapeza 2007-13A LLC		Pooled	D	1,804	60	(1,744)	(32)	(1,744)	(1,776)
New South Capital Corp	(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust	(2)	Single	Sole	5,000	1,566	(3,434)	—	—	—

				$16,791	$5,940	$(10,851)	$(7,581)	$(5,431)	$(13,012)

			Original Collateral	Performing Collateral
			Percent of Actual	Percent of Expected	(3)
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd	Ca	26	9%	16%	10%
MM Community Funding Ltd	CCC	11	12%	33%	0%
Preferred Term Securities V	Ba3	2	4%	45%	19%
Tpref Funding III Ltd	CC	28	16%	19%	0%
Trapeza 2007-13A LLC	C	48	11%	20%	0%
New South Capital Corp (1)	NR	NA	NA	NA	NA
Emigrant Capital Trust (2)	CC	NA	NA	NA	NA

			Current
	Fair Value (Price	Discount Margin	Yield
Name	to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$50.96	Swap + 1475	9.48% Fixed
MM Community Funding Ltd	28.47	LIBOR + 1275	LIBOR + 310
Preferred Term Securities V	38.61	LIBOR + 1325	LIBOR + 210
Tpref Funding III Ltd	33.48	LIBOR + 1275	LIBOR + 190
Trapeza 2007-13A LLC	3.59	LIBOR + 1800	LIBOR + 120
Emigrant Capital Trust (2)	31.32	LIBOR + 1462	LIBOR + 200

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009..

(2)	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt. The discount margin of 1462 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In addition to the impact of interest rates, the estimated fair value of these trust preferred securities have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive
As of June 30, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through June 30, 2009 (in thousands):

	For the Three-	For the Six-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Balance at beginning of period	$5,845	$—
Amounts related to credit losses for which an OTTI was not previously recognized	32	7,581
Reductions for securities sold during the period	—	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	5,749	4,045
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Reductions for increases in cash flows expected to be collected	—	—

Balance at end of period	$11,626	$11,626

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
The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category
(Dollars in thousands)

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$200,350	8.34%	$207,372	8.95%
Real estate — construction and land development (1)	671,107	27.95	637,587	27.52
Real estate — mortgages
Single-family	670,833	27.94	655,216	28.28
Commercial	766,542	31.93	726,704	31.37
Other	30,685	1.28	31,187	1.34
Consumer	59,923	2.50	57,877	2.50
Other	1,464	0.06	972	0.04

Total loans	2,400,904	100.0%	2,316,915	100.0%

Unearned income	(2,433)		(1,994)
Allowance for loan losses	(33,504)		(28,850)

Net loans	$2,364,967		$2,286,071

(1)	A further analysis of the components of our real estate construction and land development loans as of June 30, 2009 and December 31, 2008 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of June 30, 2009
Alabama segment	$180,597	$85,263	$14,425	$280,285
Florida segment	142,309	217,400	11,760	371,469
Other	7,855	11,498	—	19,353

Total	$330,761	$314,161	$26,185	$671,107

As of December 31, 2008
Alabama segment	$173,579	$76,315	$17,830	$267,724
Florida segment	141,003	201,688	13,573	356,264
Other	122	13,477	—	13,599

Total	$314,704	$291,480	$31,403	$637,587

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	June 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,398,471	$2,314,921	3.61%
Alabama segment	960,477	935,232	2.70
Florida segment	1,119,481	1,060,994	5.51
Other	318,513	318,695	(0.06)
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

Allocation of the Allowance for Loan Losses

	June 30,		December 31,
	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,720	8.3%	$2,136	8.9%
Real estate — construction and land development	13,721	27.9	12,168	27.5
Real estate — mortgages
Single-family	10,174	27.9	7,159	28.3
Commercial	5,629	31.9	5,440	31.3
Other	292	1.3	247	1.3
Consumer	1,968	2.7	1,700	2.7

Total	$33,504	100.0%	$28,850	100.0%

The allowance as a percentage of loans, net of unearned income, at June 30, 2009 was 1.40%, compared to 1.25% as of December 31, 2008. Net charge-offs decreased $83,000, from $2.4 million during the first quarter of 2009 to $2.3 million in the second quarter of 2009, and increased $1.3 million to $4.8 million from $3.5 million for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs of commercial loans increased $111,000, from $(11,000) (a net recovery) in first quarter of 2009 to $100,000 in the second quarter of 2009, and increased $255,000, to $89,000 from $(166,000) (a net recovery) for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs of real estate loans decreased $339,000, from $1.7 million in the first quarter of 2009 to $1.4 million in the second quarter of 2009, and increased $636,000, to $3.1 million from $2.5 million for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs of consumer loans increased $145,000, from $684,000 in the first quarter of 2009 to $829,000 in the second quarter of 2009, and increased $424,000, to $1.5 million from $1.1 million for the six months ended June 30, 2009 and 2008, respectively. Net charge-offs as a percentage of the allowance for loan losses were 28.11% and 28.77% for the three- and six-month periods ended June 30, 2009, compared to 29.48% and 25.57% for the three- and six-month periods ended June 30, 2008, respectively.
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
The following is a summary of other real estate owned by category as of the dates shown below (In thousands):

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
Stockholders’ Equity
Overview. Our stockholders’ equity totaled $240.7 million at June 30, 2009 compared to $251.2 million at December 31, 2008. This decrease was primarily due to the amount of cumulative dividends on preferred stock and net loss for the quarter offset by the components of other comprehensive income as shown below. On July 15, 2009, we began closing on a private placement of or common stock, $0.001 par value per share, pursuant to which we anticipate issuing approximately 1.7 million shares for an aggregate price of approximately $3.7 million.

Other Comprehensive Income. Our stockholder’s equity was affected by various components of other comprehensive income during 2009. The components of other comprehensive (loss)income for the three and six months ended June 30, 2009 is as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
	(In thousands)
Three months ended June 30, 2009
Unrealized loss on available for sale securities	$(3,660)	$1,354	$(2,306)
Less reclassification adjustment for OTTI realized in net loss	5,781	(2,139)	3,642
Unrealized gain on derivatives	354	(131)	223

Net unrealized gain	$2,475	$(916)	$1,559

Three months ended June 30, 2008
Unrealized loss on available for sale securities	$(5,449)	$2,018	$(3,431)
Less reclassification adjustment for gains realized in net income	(1,068)	395	(673)

Net unrealized loss	$(6,517)	$2,413	$(4,104)

Six months ended June 30, 2009
Unrealized loss on available for sale securities	$(12,054)	$4,460	$(7,594)
Less reclassification adjustment for OTTI realized in net loss	11,626	(4,302)	7,324
Unrealized gain on derivatives	325	(120)	205

Net unrealized loss	$(103)	$38	$(65)

Six months ended June 30, 2008
Unrealized loss on available for sale securities	$(3,719)	$1,333	$(2,386)
Less reclassification adjustment for gains realized in net income	(1,470)	544	(926)

Net unrealized loss	$(5,189)	$1,877	$(3,312)

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.
Regulatory Capital. The table below represents the Bank’s regulatory and minimum regulatory capital requirements at June 30, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$263,398	8.31%	$126,832	4.00%	$158,540	5.00%
Total Capital (to Risk Weighted Assets)	296,058	11.04	214,450	8.00	268,063	10.00
Tier 1 Capital (to Risk Weighted Assets)	263,398	9.83	N/A	N/A	160,838	6.00
Tangible Capital (to Adjusted Total Assets)	263,398	8.31	47,562	1.50	N/A	N/A
Currently, we are not subject to any consolidated regulatory capital requirements, however for comparative information the following table shows our capital levels on a consolidated basis as of June 30, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$251,795	7.96%	$126,510	4.00%	$158,137	5.00%
Total Capital (to Risk Weighted Assets)	284,455	10.64	213,840	8.00	267,300	10.00
Tier 1 Capital (to Risk Weighted Assets)	251,795	9.42	N/A	N/A	160,380	6.00
Tangible Capital (to Adjusted Total Assets)	251,795	7.96	47,441	1.50	N/A	N/A

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