Form 10-Q
period 2009-09-30
SUPERIOR BANCORP
filed 2009-11-09
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009

Common stock, $.001 par value	11,624,279

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$57,364	$74,237
Interest-bearing deposits in other banks	73,976	10,042
Federal funds sold	990	5,169

Total cash and cash equivalents	132,330	89,448
Investment securities available for sale	296,882	347,142
Tax lien certificates	24,700	23,786
Mortgage loans held for sale	58,704	22,040
Loans, net of unearned income	2,434,534	2,314,921
Allowance for loan losses	(34,336)	(28,850)

Net loans	2,400,198	2,286,071
Premises and equipment, net	104,764	104,085
Accrued interest receivable	15,540	14,794
Stock in FHLB	18,212	21,410
Cash surrender value of life insurance	49,655	48,291
Core deposit and other intangible assets	17,784	21,052
Other real estate	42,259	19,971
Other assets	65,542	54,611

Total assets	$3,226,570	$3,052,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$255,196	$212,732
Interest-bearing	2,364,765	2,130,256

Total deposits	2,619,961	2,342,988
Advances from FHLB	218,321	361,324
Security repurchase agreements	1,652	3,563
Notes payable	45,801	7,000
Subordinated debentures, net	60,720	60,884
Accrued expenses and other liabilities	35,385	25,703

Total liabilities	2,981,840	2,801,462

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, 69,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.001 per share; shares authorized 20,000,000; shares issued 11,624,279 and 10,403,087 respectively; outstanding 11,624,279 and 10,074,999 respectively	12	10
Surplus — preferred	63,868	62,978
— warrants	8,646	8,646
— common	321,840	329,461
Accumulated deficit	(141,770)	(129,904)
Accumulated other comprehensive loss	(7,501)	(7,925)
Treasury stock, at cost — -0- and 321,485 shares, respectively	—	(11,373)
Unearned ESOP stock	(308)	(443)
Unearned restricted stock	(57)	(211)

Total stockholders’ equity	244,730	251,239

Total liabilities and stockholders’ equity	$3,226,570	$3,052,701

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$36,783	$36,664	$107,693	$110,717
Interest on taxable securities	3,362	4,106	11,148	12,302
Interest on tax-exempt securities	432	430	1,295	1,291
Interest on federal funds sold	1	17	8	114
Interest and dividends on other investments	471	663	1,289	2,039

Total interest income	41,049	41,880	121,433	126,463
INTEREST EXPENSE
Interest on deposits	13,315	16,010	42,317	52,972
Interest on other borrowed funds	2,619	3,290	7,558	9,098
Interest on subordinated debentures	1,202	954	3,602	2,887

Total interest expense	17,136	20,254	53,477	64,957

NET INTEREST INCOME	23,913	21,626	67,956	61,506
Provision for loan losses	5,169	2,305	14,602	10,143

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,744	19,321	53,354	51,363
NONINTEREST INCOME
Service charges and fees on deposits	2,595	2,425	7,506	6,721
Mortgage banking income	1,506	820	5,468	3,117
Investment security gains (losses)
Gain on sale of securities	5,644	NA	5,644	NA
Total other-than-temporary impairment losses (“OTTI”) (see Note 3)	(3,478)	NA	(20,669)	NA
Portion of OTTI recognized in (transferred from) other comprehensive income	(45)	NA	5,519	NA

Investment securities (loss) gain	(2,121)	(8,541)	(9,506)	(7,072)
Change in fair value of derivatives	435	141	170	773
Increase in cash surrender value of life insurance	568	583	1,623	1,689
Gain on extinguishment of liabilities	—	—	—	2,918
Other income	1,254	1,359	3,811	4,247

TOTAL NONINTEREST INCOME	8,479	(3,213)	9,072	12,393
NONINTEREST EXPENSES
Salaries and employee benefits	12,234	12,379	36,976	36,577
Occupancy, furniture and equipment expense	4,478	4,434	13,397	12,614
Amortization of core deposit intangibles	985	896	2,956	2,688
FDIC assessment	921	433	3,310	657
Foreclosure losses	1,337	190	3,656	552
Other expenses	5,687	5,576	17,207	16,358

TOTAL NONINTEREST EXPENSES	25,642	23,908	77,502	69,446

Income (loss) before income taxes	1,581	(7,800)	(15,076)	(5,690)
INCOME TAX EXPENSE (BENEFIT)	701	(1,292)	(6,686)	(719)

NET INCOME (LOSS)	880	(6,508)	(8,390)	(4,971)
Preferred stock dividends and amortization	1,167	—	3,477	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(287)	$(6,508)	$(11,867)	$(4,971)

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(0.03)	$(0.65)	$(1.14)	$(0.50)

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.03)	$(0.65)	$(1.14)	$(0.50)

Weighted average common shares outstanding	10,984	10,023	10,373	10,017
Weighted average common shares outstanding, assuming dilution	10,984	10,023	10,373	10,017
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	$(23,537)	$28,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	157,614	37,633
Proceeds from maturities of investment securities available for sale	57,334	100,906
Purchases of investment securities available for sale	(162,586)	(129,229)
Redemption of tax lien certificates	29,909	17,523
Purchase of tax lien certificates	(30,823)	(20,785)
Net increase in loans	(164,713)	(233,613)
Purchases of premises and equipment	(6,616)	(10,193)
Proceeds from sale of premises and equipment	376	7,637
Proceeds from sale of repossessed assets	11,149	5,522
Decrease (increase) in stock in FHLB	3,199	(10,020)
Other investing activities, net	—	(324)

Net cash used by investing activities	(105,157)	(234,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	277,130	24,760
Net (decrease) increase in FHLB advances and other borrowed funds	(145,033)	206,296
Payments on notes payable	—	(9,500)
Proceeds from notes payable	38,575	10,000
Proceeds from issuance of subordinated debenture	—	10,000
Proceeds from issuance of common stock	3,299	—
Preferred cash dividend paid	(2,395)	—

Net cash provided by financing activities	171,576	241,556

Net increase in cash and cash equivalents	42,882	35,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,448	52,983

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,330	$88,035

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (the “Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2008. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Management has evaluated subsequent events for disclosure or recognition up to the time of filing these financial statements with the Securities and Exchange Commission on November 9, 2009.
The Condensed Consolidated Statement of Financial Condition at December 31, 2008, presented herein has been derived from the financial statements audited by Grant Thornton LLP, independent registered public accountants, as indicated in their report, dated March 16, 2009, included in our Annual Report on Form 10-K. The Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Note 2 — Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) finalized certain guidance regarding the accounting treatment for investments including mortgage-backed securities which included revising the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. These revisions provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event and are summarized as follows:
•	Accounting Standards Codification (“ASC”) 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10") provides guidelines for making fair value measurements more consistent by emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.
•	ASC 320-10, Recognition and Presentation of Other-than-temporary impairments (“ASC 320-10”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.
•	ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10 and ASC 270-10”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
This guidance became effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation elected to adopt ASC 820-10 and ASC 320-10 as of March 31, 2009, while deferring the election of ASC 825-10 and ASC 270-10 until June 30, 2009. The adoption of this guidance did not have a significant impact on the Corporation’s financial condition, results of operations or cash flow other than requiring additional disclosures (See Note 11). The effect of the adoption of ASC 320-10 resulted in the portion of OTTI determined to be credit-related ($15,150,000, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($5,519,000, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 8).
ASC 815-10, Disclosures About Derivative Instruments and Hedging Activities (“ASC 815-10”), amends and expands the disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial position, results of operations or cash flows (see Note 5).
ASC 855-10, Subsequent Events (“ASC 855-10”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It also defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In addition, this guidance requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. ASC 855-10 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.
Topic 860, Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Topic 860”) enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. Topic 860 will become effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.
FASB issued guidance related to the consolidation of Variable Interest Entities to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This guidance will become effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.
ASC 105-10,The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105-10”) establishes the FASB Accounting Standards Codification (the “Codification”) as the Corporation’s source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also the Corporation’s source of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105-10 became effective for the Corporation’s financial statements for periods ending after September 15, 2009. ASC 105-10 did not have a significant impact on the Corporation’s financial statements other than revisions to any reference to the FASB guidance.

Note 3 — Investment Securities
The amounts at which investment securities are carried and their approximate fair values at September 30, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In Thousands)
Investment securities available for sale:
U.S. agency securities	$54,199	$1,009	$1,072	$54,136

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	167,096	2,914	19	169,991
U.S. Agency MBS — collateralized mortgage obligation (CMO)	13,230	18	63	13,185
Private-label — CMO	20,968	110	3,899	17,179

Total MBS	201,294	3,042	3,981	200,355

State, county and municipal securities	31,681	1,209	89	32,801

Corporate obligations:
Corporate debt	4,156	—	156	4,000
Pooled trust preferred securities	8,714	—	4,900	3,814
Single issue trust preferred security	5,000	—	3,764	1,236

Total corporate obligations	17,870	—	8,820	9,050

Equity securities	563	38	61	540

Total investment securities available for sale	$305,607	$5,298	$14,023	$296,882

Investment securities with an amortized cost of $201,115,000 at September 30, 2009, were pledged to secure public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available
	For Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Due in one year or less	$530	$532
Due after one year through five years	7,185	7,138
Due after five years through ten years	39,586	39,653
Due after ten years	57,012	49,204
Mortgage-backed securities	201,294	200,355

	$305,607	$296,882

Gross realized gains on sales of investment securities available for sale for the nine-month periods ended September 30, 2009 and 2008 were $5,644,000 and $1,477,000, respectively, and gross realized losses for the same periods were $-0- and $2,000. During the third quarter of 2009 management sold approximately 63 securities with combined amortized cost and market values of $151,970,000 and $157,620,000, respectively. Nearly all of the sale proceeds were reinvested in 30 federal agency securities (direct and MBS) and classified in the portfolio as available-for-sale.

The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	September 30, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
U.S. Agency securities	$39,367	$1,072	$—	$—	$39,367	$1,072
Mortgage-backed securities:
U.S. Agency MBS — residential	6,301	12	243	7	6,544	19
U.S. Agency MBS — CMO	6,132	63	—	—	6,132	63
Private-label — CMO	132	4	12,804	2,063	12,936	2,067

Total MBS	12,565	79	13,047	2,070	25,612	2,149

State, county and municipal securities	613	16	1,368	73	1,981	89

Corporate obligations:
Corporate debt	—	—	4,000	156	4,000	156
Pooled trust preferred securities	—	—	1,046	1,103	1,046	1,103
Single issue trust preferred securities	—	—	1,236	3,764	1,236	3,764

Total corporate obligations	—	—	6,282	5,023	6,282	5,023

Equity securities	—	—	223	61	223	61

Total temporarily impaired securities	52,545	1,167	20,920	7,227	73,465	8,394

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	3,775	1,832	3,775	1,832
Corporate obligations:
Pooled trust preferred securities	—	—	2,768	3,797	2,768	3,797

Total OTTI securities	—	—	6,543	5,629	6,543	5,629

Total temporarily and other-than-temporarily impaired	$52,545	$1,167	$27,463	$12,856	$80,008	$14,023

(1)	— Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

     The following is a summary of the total count by category of investment securities with gross unrealized losses:

	September 30, 2009
	Total Number of Securities
	Less Than 12	Greater Than
	Months	12 Months	Total
Temporarily Impaired
U.S. Agency securities	8	—	8
Mortgage-backed securities:
U.S. Agency MBS — residential	2	1	3
U.S. Agency MBS — CMO	1	—	1
Private-label — CMO	1	7	8

Total MBS	4	8	12

State, county and municipal securities	2	5	7

Corporate obligations:
Corporate debt	—	3	3
Pooled trust preferred securities	—	1	1
Single issue trust preferred security	—	1	1

Total corporate obligations	—	5	5

Equity securities	—	1	1

Total temporarily impaired securities	14	19	33

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	4	4
Corporate obligations:
Pooled trust preferred securities	—	4	4

Total OTTI securities	—	8	8

Total temporarily and other-than-temporarily impaired	14	27	41

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-40.
In determining OTTI according to FASB guidance, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The pooled trust preferred segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows (see the “Trust Preferred Securities” section below).
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
As of September 30, 2009, the Corporation’s securities portfolio consisted of 231 securities, 41 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At September 30, 2009, approximately 91% of the dollar volume of mortgage-backed securities held by the Corporation was issued by U.S. government-sponsored entities and agencies, primarily GNMA, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support and these securities have nominal unrealized losses. The Corporation’s mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $17,179,000 which had unrealized losses of approximately $3,789,000 at September 30, 2009. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in Thousands):

		Credit Support
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss (Gain)
A1/NR	1	3.47	$(105)
Aaa/NR	1	4.45	(22)
Aaa/NR	1	8.64	(4)
NR/AAA	1	8.86	(441)
NR/AA	1	2.78	(468)
NR/BBB	1	3.58	(143)
Baa2/AA	1	N/A	(688)
B2/NR	1	4.16	(196)
Caa1/CCC(2)	1	1.63	(1,762)
CA/NR (2)	1	0	(17)
NR/C (2)	2	0.38 — 0.60	57

Total	12		$(3,789)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.

During the third and fourth quarters of 2008, the Corporation recognized a $1,894,000, pre-tax non-cash OTTI charge on three private-label CMOs which experienced significant rating downgrades in those respective quarters. These downgrades continued in the second and third quarters of 2009 and resulted in a total OTTI of $4,176,000 on the CMO’s, including a credit portion of $4,045,000 recognized in current earnings during the second quarter and a total OTTI of $2,005,000, including a credit portion of $416,000 recognized in current earnings during the third quarter. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. At September 30, 2009, the fair values of these four securities totaling $4,243,000 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 11 for additional disclosure). The following table provides additional information regarding these CMO valuations as of September 30, 2009 (Dollars in Thousands):

							Life-to-Date
							Other-than-temporary Impairment (OTTI)
		Discount				Actual	Credit Portion
		Margin		Cumulative	Average	60+ Days
Security	Price (%)	(Basis Points)	Yield	Default	Severity	Delinquent	2008	2009	Other	Total
CMO 1	21.60	1673	18.00%	56.56%	50.00%	28.01%	$(599)	$(1,231)	$110	$(1,720)
CMO 2	4.54	1772	18.00%	57.38%	60.00%	29.80%	(492)	(1,382)	(17)	(1,891)
CMO 3	23.42	1573	17.00%	45.27%	45.00%	20.42%	(803)	(1,558)	(53)	(2,414)
CMO 4	58.96	1393	17.00%	26.60%	45.00%	13.81%	—	(290)	(1,762)	(2,052)

							$(1,894)	$(4,461)	$(1,722)	$(8,077)

As of September 30, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at September 30, 2009. We believe that all contractual cash flows will be received on this portfolio.
Trust Preferred Securities
The Corporation’s investment portfolio includes five pooled trust preferred securities (“CDO”) and two single-issue securities. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
•	Detailed credit and structural evaluation for each piece of collateral in the CDO;
•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities);
•	Terms of the CDO structure, as laid out in the indenture:
•	The cash flow waterfall (for both interest and principal);
•	Overcollateralization and interest coverage tests;
•	Events of default/liquidation;
•	Mandatory auction call;
•	Optional redemption; and
•	Hedge agreements; and discounted cash flow modeling.
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO. Specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume no recovery. For collateral that is deferring we assume a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit, a probability is assigned that the deferral will ultimately cure.
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
The discount rates used to determine fair value are intended to reflect the uncertainty inherent in the projection of the issuance’s cash flows. Therefore, spreads were chosen that are comparable to spreads observed currently in the market for similarly rated instruments and is intended to reflect general market discounts currently applied to structured credit products. The discount rates used to determine the credit portion of the OTTI are equal to the current yield on the issuances as prescribed under ASC 325-40.
The following tables provide various information and fair value model assumptions regarding the Corporation’s CDO’s as of September 30, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment
							(OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	M	$2,150	$1,046	$(1,104)	$—	$—	$—
MM Community Funding Ltd		Pooled	B	2,175	1,152	(1,023)	(2,826)	(1,023)	(3,849)
Preferred Term Securities V		Pooled	M	1,323	473	(850)	(54)	(850)	(904)
Tpref Funding III Ltd		Pooled	B-2	3,051	1,143	(1,908)	(949)	(1,908)	(2,857)
Trapeza 2007—13A LLC		Pooled	D	15	—	(15)	(1,861)	(15)	(1,876)
New South Capital Corp	(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust	(2)	Single	Sole	5,000	1,236	(3,764)	—	—	—

				$13,714	$5,050	$(8,664)	$(10,690)	$(3,796)	$(14,486)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(3)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	19%	4%
MM Community Funding Ltd		Ca	10	15%	51%	0%
Preferred Term Securities V		Ba3	1	5%	52%	0%
Tpref Funding III Ltd		Ca	25	23%	23%	0%
Trapeza 2007—13A LLC		C	40	25%	26%	0%
New South Capital Corp	(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(2)	CC	NA	NA	NA	NA

		Fair Value (Price	Discount Margin	Current Yield
Name		to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd		$52.30	Swap + 1500	9.48% Fixed
MM Community Funding Ltd		23.03	LIBOR + 1400	LIBOR + 310
Preferred Term Securities V		34.35	LIBOR + 1500	LIBOR + 210
Tpref Funding III Ltd		28.57	LIBOR + 1300	LIBOR + 190
Trapeza 2007-13A LLC		0.01	LIBOR + 1800	LIBOR + 120
Emigrant Capital Trust	(2)	24.72	LIBOR + 1806	LIBOR + 200

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest subsequent to December 31, 2008. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt. The discount margin of 1806 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In addition to the impact of interest rates, the estimated fair value of these CDO’s have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.
As of September 30, 2009, the Corporation’s management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through September 30, 2009 (in thousands):

	For the Three-	For the Nine-
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
Balance at beginning of period	$11,626	$—
Amounts related to credit losses for which an OTTI was not previously recognized	344	10,980
Reductions for securities sold during the period	—	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	3,180	4,170
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Reductions for increases in cash flows expected to be collected	—	—

Balance at end of period	$15,150	$15,150

We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the FHLB Atlanta
As of September 30, 2009, the Corporation has stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) totaling $18,212,000 (its par value), which is presented separately on the face of the Corporation’s statement of financial condition. There is no ready market for the FHLB stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
Management’s determination as to whether this investment is impaired is based on management’s assessment of the ultimate recoverability of its par value (cost) rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the Corporation’s investment is influenced by available information regarding criteria such as:
•	The significance of the decline in net assets of FHLB Atlanta as compared to the capital stock amount for FHLB Atlanta and the length of time this decline has persisted;
•	Commitments by FHLB Atlanta to make payments required by law or regulation and the level of such payments in relation to the operating performance of FHLB Atlanta;

•	The impact of legislative and regulatory changes on financial institutions and, accordingly, on the customer base of FHLB Atlanta; and

•	The liquidity position of FHLB Atlanta.
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta in preparing the Corporation’s Form 10-Q for the quarter ended September 30, 2009 and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. Management noted that FHLB Atlanta recorded a loss from operations of $1.5 million for the first quarter of 2009 and had suspended its dividend. During the second quarter of 2009, FHLB Atlanta reported operating income of $191.7 million. In addition, during the second quarter of 2009, FHLB Atlanta reinstated its dividend, at a rate of 0.84%, and 0.41%, for second and third quarters of 2009, respectively, compared to a prior rate of 2.89% for the last dividend paid, in the third quarter, 2008, prior to its dividend suspension. On the basis of a review of the financial condition, cash flow, liquidity, and asset quality indicators of the FHLB Atlanta as of the end of its second quarter, 2009, as well as the decision of FHLB Atlanta to reinstate the dividend announced in the third quarter, management has concluded that no impairment exists on our investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that the Corporation’s investment will not be recoverable at par, the Corporation’s cost, and thus the investment is not impaired as of September 30, 2009.

Note 4 — Notes Payable
The following is a summary of notes payable as of September 30, 2009 (in thousands):

Note payable to bank, borrowed under $7,000,000 line of credit, due September 3, 2010; interest is based on Wall Street prime plus 1.25 but not less than 4.5%, secured by 100% of the outstanding Superior Bank stock	$7,000
Senior note guaranteed under the TLGP, due March 30, 2012, 2.625% fixed rate due semi-annually	40,000
Less: Discount, FDIC guarantee premium and other issuance costs	(1,199)

Total notes payable	$45,801

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
Interest Rate Swaps
The Corporation has entered interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month LIBOR. As of September 30, 2009 and December 31, 2008, the Corporation had $723,000 and $1,166,000, respectively, in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.
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
Fair Value Hedges
As of September 30, 2009 and December 31, 2008, the Corporation had $2,777,000 and $5,334,000, respectively, in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. As of September 30, 2009 and December 31, 2008, the amount of CD swaps designated as hedging instruments had a recorded fair value of $279,000 and $799,000, respectively, and a weighted average life of 2.6 and 6.8 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.52% (LIBOR based).

Cash Flow Hedges
The Corporation has entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $22,000,000 to hedge the variability in cash flows on $22,000,000 of junior subordinated debentures. Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (1. 63% as of September 30, 2009) and pays a weighted average fixed rate of 4.42%. As of September 30, 2009 and December 31, 2008, these interest rate swap agreements are recorded as liabilities in the amount of $849,000 and $954,000, respectively.
Interest Rate Lock Commitments
In the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under FASB guidance and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $85,105,000 and $92,721,000 at September 30, 2009 and December 31, 2008, respectively. The fair value of the origination commitments was $598,000 and $(117,000) at September 30, 2009 and December 31, 2008, respectively.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs (in thousands).

	September 30, 2009		December 31, 2008
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$279	$5,334	$799
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	22,000	(849)	22,000	(954)
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	723	70	1,166	164
Mortgage loan held for sale interest rate lock commitment	85,105	598	92,721	(117)
Commercial loan interest rate swap	3,791	359	3,861	462
Commercial loan interest rate swap	3,791	(359)	3,861	(462)
The weighted-average rates paid and received for interest rate swaps outstanding at September 30, 2009 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received
Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	0.52%	4.70%
Cash flow hedge interest rate swaps on subordinated debentures	4.42	1.63
Non-hedging interest rate swap on commercial loan	6.73	6.73
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
Amounts included in the consolidated statements of operations related to interest rate derivatives designated as hedges of fair value were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest rate swap on brokered certificates of deposit:
Amount of gain (loss) included in interest expense on deposits	$29	$—	$79	$27
Amount of gain (loss) included in other noninterest income	(12)	—	(492)	(5)
Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the period related to interest rate derivatives designated as hedges of cash flows were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest rate swap on subordinated debenture:
Net gain (loss) included in interest expense on subordinated debt	$(142)	$—	$(301)	$—
Amount of gain (loss) recognized in other comprehensive income	(138)	—	66	—
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the condensed consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedge included in accumulated other comprehensive income totaled $535,000 at September 30, 2009 and $602,000 at December 31, 2008.
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
Gain (loss) included in noninterest income on the condensed consolidated statements of operations related to non-hedging derivative instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	$19	$95	$(53)	$132
Mortgage loan held for sale interest rate lock commitment	428	46	715	(65)
Interest rate floors	—	—	—	678
Commercial loan interest rate swap	—	—	—	34
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
The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts totaled approximately $3,239,048 at September 30, 2009.

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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
Three months ended September 30, 2009
Net interest income	$9,247	$9,828	$19,075	$4,838	$23,913
Provision for loan losses	1,398	3,536	4,934	235	5,169
Noninterest income	2,241	483	2,724	5,755	8,479
Noninterest expense	8,737	5,911	14,648	10,994	25,642

Operating profit (loss)	$1,353	$864	$2,217	$(636)	1,581

Income tax expense					701

Net income					$880

Total assets	$1,019,416	$1,222,358	$2,241,774	$984,796	$3,226,570

Three months ended September 30, 2008
Net interest income	$8,726	$9,687	$18,413	$3,213	$21,626
Provision for loan losses	1,175	1,145	2,320	(15)	2,305
Noninterest income	1,984	465	2,449	(5,662)	(3,213)
Noninterest expense	7,834	5,238	13,072	10,836	23,908

Operating profit (loss)	$1,701	$3,769	$5,470	$(13,270)	(7,800)

Income tax benefit					(1,292)

Net loss					$(6,508)

Total assets	$1,085,022	$1,168,301	$2,253,323	$850,354	$3,103,677

Nine Months ended September 30, 2009
Net interest income	$25,122	$28,294	$53,416	$14,540	$67,956
Provision for loan losses	4,434	6,499	10,933	3,669	14,602
Noninterest income	6,518	1,512	8,030	1,042	9,072
Noninterest expense	26,162	17,479	43,641	33,861	77,502

Operating profit (loss)	$1,044	$5,828	$6,872	$(21,948)	(15,076)

Income tax benefit					(6,686)

Net loss					$(8,390)

Nine Months ended September 30, 2008
Net interest income	$24,353	$28,415	$52,768	$8,738	$61,506
Provision for loan losses	2,977	2,663	5,640	4,503	10,143
Noninterest income	5,587	1,405	6,992	5,401	12,393
Noninterest expense	22,928	16,129	39,057	30,389	69,446

Operating profit (loss)	$4,035	$11,028	$15,063	$(20,753)	(5,690)

Income tax benefit					(719)

Net loss					$(4,971)

Note 7 —Net Loss Per Common Share
The following table sets forth the computation of basic net loss per common share and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$880	$(6,508)	$(8,390)	$(4,971)
Less preferred dividends and amortization	1,167	—	3,477	—

For basic and diluted, net loss applicable to common stockholders	$(287)	$(6,508)	$(11,867)	$(4,971)

Denominator:
For basic, weighted average common shares outstanding	10,984	10,023	10,373	10,017
Effect of dilutive stock options	—	—	—	—

Average common shares outstanding, assuming dilution	10,984	10,023	10,373	10,017

Basic loss per common share	$(0.03)	$(0.65)	$(1.14)	$(0.50)

Diluted loss per common share	$(0.03)	$(0.65)	$(1.14)	$(0.50)

Basic net loss per common share is calculated by dividing net income (loss), less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Options on 67,422 and 73,825, and 92,086 and 55,494 shares of common stock were not included in computing diluted net loss per share for the three- and nine-month periods ending September 30, 2009 and 2008, respectively, as they are considered anti-dilutive.
Note 8 — Comprehensive Income (Loss)
Total comprehensive income (loss) was $1,371,000 and $(7,964,000) for the three- and nine-month periods ended September 30, 2009, respectively, and $(9,808,000) and $(11,586,000) for the three- and nine-month periods ended September 30, 2008. Total comprehensive income (loss) consists of net (loss) income and other comprehensive loss. The components of other comprehensive loss for the three- and nine-month periods ending September 30, 2009 and 2008 are as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
		(In thousands)
Three months ended September 30, 2009
Unrealized gain on available for sale securities	$3,119	$(1,154)	$1,965
Less reclassification adjustment for gains realized in net loss	(2,121)	785	(1,336)
Unrealized loss on derivatives	(219)	81	(138)

Net unrealized gain	$779	$(288)	$491

Three months ended September 30, 2008
Unrealized loss on available for sale securities	$(13,783)	$5,102	$(8,681)
Less reclassification adjustment for losses realized in net income	8,541	(3,160)	5,381

Net unrealized loss	$(5,242)	$1,942	$(3,300)

Nine Months ended September 30, 2009
Unrealized loss on available for sale securities	$(8,936)	$3,306	$(5,630)
Less reclassification adjustment for OTTI, net of gains, realized in net loss	9,506	(3,517)	5,989
Unrealized gain on derivatives	106	(39)	67

Net unrealized gain	$676	$(250)	$426

Nine Months ended September 30, 2008
Unrealized loss on available for sale securities	$(17,503)	$6,433	$(11,070)
Less reclassification adjustment for losses realized in net income	7,072	(2,617)	4,455

Net unrealized loss	$(10,431)	$3,816	$(6,615)

Note 9 — Income Taxes
The difference in the effective tax rate in the three- and nine-month periods ended September 30, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
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
During the second quarter of 2005, the Corporation granted 422,734 options to its new management team. These options have exercise prices ranging from $32.68 to $38.52 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the table below.
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the underlying options. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the nine-month periods ended September 30, 2009 and 2008:

	2009	2008
Risk free interest rate	2.57%	3.62%
Volatility factor	55.38%	34.77%
Weighted average life of options (in years)	5.00	5.00
Dividend yield	0.00%	0.00%
A summary of stock option activity as of September 30, 2009 and changes during the nine months then ended is shown below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number	Price	Term	Intrinsic Value
Under option, January 1, 2009	848,922	$29.94
Granted	104,100	2.97
Forfeited	(27,375)	31.77

Under option, September 30, 2009	925,647	$26.85	5.90	$—

Exercisable at end of period	625,903	$31.76	3.07	$—

Weighted-average fair value per option of options granted during the period	$1.47

As of September 30, 2009, there was $529,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over the next 6- to 58-month period unless the options vest earlier based on achievement of benchmark trading price levels. During the three- and nine-month periods ended September 30, 2009, the Corporation recognized approximately $117,000 and $351,000, respectively, in compensation expense related to options granted. During the three and nine-month periods ended September 30, 2008, the Corporation recognized approximately $170,000 and $491,000, respectively, in compensation expense related to options granted.
Note 11 — Fair Value Measurements
In accordance with FASB guidance, the Corporation measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Coporation prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$296,882	$540	$281,763	$14,579
Derivative assets	1,306	—	1,306	—

Total recurring basis measured assets	$298,188	$540	$283,069	$14,579

Derivative liabilities	$1,208	$—	$1,208	$—

Total recurring basis measured liabilities	$1,208	$—	$1,208	$—

Valuation Techniques — Recurring Basis
Securities Available for Sale. When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily single issue and pooled trust preferred securities and certain private-label mortgage-backed securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings (See Note 3). At September 30, 2009, the fair values of six private-label mortgage-backed securities totaling $7,779,000 were measured using Level 3 inputs because the market has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 3).

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
Changes in Level 3 fair value measurements
The tables below include a roll-forward of the condensed consolidated statement of financial condition amounts for the nine months ended September 30, 2009, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.
Level 3 assets measured at fair value on a recurring basis

Available for
(in thousands)	Sale Securities
Balance at December 31, 2008	$18,497
Transfer into level 3 category during the second and third quarters	13,978
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(15,150)
Included in other comprehensive loss	(1,554)
Other changes due to principal payments	(1,192)

Balance at September 30, 2009	$14,579

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at September 30, 2009	$(15,150)

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

		Quoted Prices
		in
	Fair Value	Active Markets for	Significant Other	Significant
	at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$58,704	$—	$58,704	$—
Impaired loans, net of specific allowance	121,820	—	—	121,820
Other real estate	42,259	—	—	42,259

Total nonrecurring basis measured assets	$222,783	$—	$58,704	$164,079

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
Subordinated debentures. Rates currently available in the market for preferred offerings with similar terms and maturities are used to estimate fair value.
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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and due from banks	$57,364	$57,364	$74,237	$74,237
Interest-bearing deposits in other banks	73,976	73,976	10,042	10,042
Federal funds sold	990	990	5,169	5,169
Securities available for sale	296,882	296,882	347,142	347,142
Tax lien certificates	24,700	24,700	23,786	23,786
Mortgage loans held for sale	58,704	58,704	22,040	22,040
Net loans	2,400,198	2,435,159	2,286,071	2,374,637
Stock in FHLB	18,212	18,212	21,410	21,410
Accrued interest receivable	15,540	15,540	14,794	14,794
Derivative assets	1,306	1,306	1,427	1,427
Financial liabilities:
Deposits	2,619,961	2,637,995	2,342,988	2,363,270
Advances from FHLB	218,321	235,247	361,324	382,547
Security repurchase agreements	1,652	1,652	3,563	3,563
Note payable	45,801	45,798	7,000	7,000
Subordinated debentures	60,720	29,571	60,884	46,839
Derivative liabilities	1,208	1,208	1,534	1,534
Note 12 — Stockholders’ Equity
During the third quarter of 2009 the Corporation sold 1,491,618 shares of its common stock at prices ranging from $2.21 to $2.71 per share to approximately 20 accredited investors in a series of transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Securities and Exchange Commission Regulation D. Of the shares issued approximately 321,000 had been held as treasury stock. The Corporation received total cash consideration of approximately $3,299,000 in connection with these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our September 30, 2009 condensed consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
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
Overview
We saw a continued improvement in our net interest margin, continued favorable trends in controllable income and expenses, growth in deposits and strong liquidity, all of which are in line with our expectations in this most difficult economic environment. Because of the current economic conditions, we have instituted several measures to reduce expenses in coming quarters. These included the closing of six of our smaller branches during the quarter and a reduction in overhead in certain other administrative units largely accomplished by attrition over the same timeframe. We anticipate that these measures will reduce expenses by approximately $3.0 million annually. The deposits of the closed branches were transferred to nearby branches, with little anticipated impact on deposit levels or liquidity.
Our third quarter 2009 net income was $880,000 or $(0.03) per share, compared to $(6.5) million for the third quarter of 2008. The third quarter included a gain from securities sales of $5.6 million due to repositioning of a portion of the securities portfolio. Also included in this quarter’s results were write downs associated with trust preferred securities and certain private-label mortgage-backed securities in our portfolio totaling $3.5 million for other-than-temporary impairments (OTTI), and a provision for loan losses and OREO expenses totaling $6.5 million.
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
Our principal subsidiary is Superior Bank (the “Bank”), a federal savings bank headquartered in Birmingham, Alabama, which currently operates 72 banking offices from Huntsville, Alabama to Venice, Florida and 23 consumer finance company offices in Alabama. Our Florida franchise currently has 28 branches, Alabama has 44 branches.
Net interest income increased significantly, from $22.9 million in the second quarter of 2009 to $23.9 million in the third quarter of 2009. The net interest margin for the third quarter of 2009 was 3.36% compared to 3.21% for the second quarter of 2009. This increase is due principally to improved loan and deposit pricing, which more than offset the impact of the higher level of non-performing assets. The negative effect of loans placed on non-accrual on the net interest margin for the third quarter of 2009 is estimated to be 0.16%.

Our total assets increased to $3.2 billion at September 30, 2009, compared to $3.1 million at December 31, 2008. Loans increased to $2.44 billion at September 30, 2009, an increase of 5.2% from December 31, 2008 and 9.7% from September 30, 2008. Our total deposits at September 30, 2009 increased 1% to $2.62 billion from June 30, 2009 and increased 11.8% from December 31, 2008.
Management’s Response to Current Economic Environment:
Changes in Lending Policy
Since the beginning of 2008, and in direct response to the depth of the current economic downturn and its apparent length, we have undergone significant and fundamental changes in our credit management process.
•	Credit Approval:

Today, we have in place a centralized underwriting process for each of our two states, under the supervision of a Senior Credit Officer assigned to that state. Each Senior Credit Officer is responsible for the maintenance of loan underwriting standards within his state, including loan approvals up to a certain limit through a State Loan Committee. Credits with a total exposure exceeding $10 million are reviewed and approved by the Executive Loan Committee and the Board Loan and Investment Committee as needed.

•	Credit Administration and Loan Review:

These functions operate on a centralized basis, and are responsible for reviewing for policy compliance and reporting all loans that are underwritten at the state level to executive management. In recent months, in response to the current economic conditions, we have tightened our underwriting standards. We are requiring more relationship-driven deals, where we are the primary, and in many cases, the only banking relationship for these prospective customers. All of these changes are intended to further strengthen our position and mitigate the risks associated with the current economic environment. In addition, we have established concentration guidelines for each major lending category, as well as sub-limit within each of these broad categories to provide risk rated limitations on our lending activities, both by nature of collateral and by geography.

•	Problem Asset Management:

Each significant problem asset is assigned to a senior officer for workout. As of September 30, 2009, each of the 27 largest problem loans or foreclosed properties in a workout status is assigned to one of the four top officers of our company, reflecting our belief that in this manner we can bring the right combination of experience, short decision making lines of communication, and executive focus on reducing our totals of these assets in the least costly manner. This encompasses essentially all problem relationships of $1 million or more at Superior.
Loan Trends. Our position on new credit formation is positive, but cautious. Our primary goal is to work with existing borrowers in making sure that loans we presently have are properly structured and are soundly underwritten. Within the third quarter, 2009, this has resulted in a reduction in balances outstanding in certain categories of loans, such as residential construction lending, which declined $19 million, to a level of $301 million. Other categories of commercial real estate lending were up approximately $40 million, due principally to increases in income producing projects such as apartments, student housing, and hospitality. In addition, approximately $12 million of the increase related to incremental fundings of previously established commercial construction projects. In addition, 1-4 family residential mortgages were up approximately $23 million for the quarter. As we look forward to the balance of the year, and into 2010, we expect our stance to continue to remain cautious, with loan totals as a result flat to growing slowly. This is also consistent with our stance on capital preservation in the near term, as we seek to maintain the highest capital ratios possible in this uncertain environment so that we are in the position to resume growth, and profitable lending as conditions improve.
Consistent with the continuing economic decline’s effect on real estate-related credits, our non-performing loans increased during the quarter to $152.6 million, or 6.27% of loans at September 30, 2009, from $$117.7 million, or 4.91% of loans at June 30, 2009. The overall increase in nonperforming assets was primarily related to real estate construction, commercial real estate and residential mortgage loan portfolios. Loans in the 30-89 days past due category increased to 1.64% of total loans at September 30, 2009 from 1.50% of total loans at June 30, 2009. Non-performing assets are 6.06% of total assets at September 30, 2009.
Net loan charge-offs increased to 0.71% as a percentage of average loans during the third quarter of 2009, compared to 0.39% during the second quarter of 2009. Of the $4.3 million net charge-offs in the third quarter of 2009, the Bank’s net charge-offs were $3.6 million, or 0.60% of consolidated average loans, and our two consumer finance companies’ net charge-offs were $0.7 million, or 0.11% of consolidated average loans.

The provision for loan losses was approximately $5.2 million in the third quarter of 2009, increasing the allowance for loan losses to 1.41% of net loans, or $34.3 million, at September 30, 2009, compared to 1.40% of net loans, or $33.5 million, at June 30, 2009.
Liquidity and Capital Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $42.9 million, or 47.9%, to $132.3 million at September 30, 2009 from $89.4 million at December 31, 2008. At September 30, 2009, short-term liquid assets were 4.1% of total assets, compared to 2.9% at December 31, 2008. On March 31, 2009, the Bank completed a placement of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under its Temporary Liquidity Guarantee Program (“TLGP”) and is backed by the full faith and credit of the United States. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to a minimum of $250 million in additional funding from traditional sources. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.
The Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 11.27%, a Tier I core capital ratio of 8.32% and a Tier I risk-based capital ratio of 10.02% as of September 30, 2009. The Bank’s tangible common equity ratio is 8.36% at September 30, 2009.
Our consolidated total risk based capital ratio was 11.00% and our tangible common equity ratio was 4.81% at September 30, 2009. In addition, we sold 1.5 million shares of our common stock at prices ranging from $2.21 to $2.71 per share to approximately 20 accredited investors for total cash consideration of approximately $3.3 million.
Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) finalized certain guidance regarding the accounting treatment for investments including mortgage-backed securities which included revising the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. These revisions provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event and are summarized as follows:
•	Accounting Standards Codification (“ASC”) 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10") provides guidelines for making fair value measurements more consistent by emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

•	ASC 320-10, Recognition and Presentation of Other-than-temporary impairments (“ASC 320-10”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.

•	ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10 and ASC 270-10”) enhance consistency in financial reporting by increasing the frequency of fair value disclosures.
This guidance became effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation elected to adopt ASC 820-10 and ASC 320-10 as of March 31, 2009, while deferring the election of ASC 825-10 and ASC 270-10 until June 30, 2009. The adoption of this guidance did not have a significant impact on our financial condition, results of operations or cash flow other than requiring additional disclosures (See Note 11 to the condensed consolidated financial statements). The effect of the adoption of ASC 320-10 resulted in the portion of OTTI determined to be credit-related ($15.1 million, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($5.5 million, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 8 to the condensed consolidated financial statements).

ASC 815-10, Disclosures About Derivative Instruments and Hedging Activities (“ASC 815-10”), amended and expanded the disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 became effective on January 1, 2009 and did not have a significant impact on our financial position, results of operations or cash flows (see Note 5 to the condensed consolidated financial statements).
See Note 1 to the condensed consolidated financial statements for other recent accounting pronouncements that are not expected to have a significant effect on our financial condition, results of operations or cash flows.
Results of Operations
The following table sets forth key earnings and other financial data for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net (loss) income	$880	$(6,508)	$(8,390)	$(4,971)
Net (loss) income applicable to common shareholders	(287)	(6,508)	(11,867)	(4,971)
Net (loss) income per common share (diluted)	(0.03)	(0.65)	(1.14)	(0.50)
Net interest margin	3.36%	3.33%	3.23%	3.26%
Net interest spread	3.17%	3.16%	3.04%	3.03%
Return on average assets	0.11%	(0.85)%	(0.36)%	(0.22)%
Return on average tangible assets	0.11%	(0.90)%	(0.36)%	(0.24)%
Return on average stockholders’ equity	1.44%	(7.44)%	(4.54)%	(1.90)%
Return on average tangible equity	1.55%	(15.88)%	(4.93)%	(4.04)%
Common book value per share	$14.82	$33.97	$14.82	$33.97
Tangible common book value per share	13.29	15.64	13.29	15.64
The change in our net income during the periods ended September 30, 2009 compared to 2008 is primarily the result of security impairment losses (OTTI), foreclosure losses, FDIC assessments and the accrual of dividends on preferred stock which began in the fourth quarter of 2008. Changes in other components of our operations are discussed in the various sections that follow.

Net Interest Income. Net interest income is the difference between the income earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Third quarter 2009 vs 2008			First Nine Months of 2009 vs 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$285,543	$119	(0.75)%	$304,237	$(3,024)	(1.01)%
Investment securities
Taxable	(53,007)	(744)	(0.07)	(27,272)	(1,154)	(0.03)
Tax-exempt	802	4	(0.10)	449	6	(0.04)

Total investment securities	(52,205)	(740)	(0.05)	(26,823)	(1,148)	(0.02)
Federal funds sold	(1,159)	(16)	(2.04)	(1,124)	(106)	(2.61)
Other investments	11,149	(192)	(1.94)	14,994	(750)	(2.77)

Total interest-earning assets	$243,328	(829)	(0.68)	$291,284	(5,028)	(0.91)

Interest-bearing liabilities:
Demand deposits	$38,202	(1,161)	(0.84)	$4,621	(5,651)	(1.17)
Savings deposits	95,383	(128)	(1.11)	128,747	1,079	(0.55)
Time deposits	155,025	(1,406)	(0.82)	145,022	(6,083)	(1.02)
Other borrowings	(116,967)	(671)	0.42	(40,736)	(1,540)	(0.20)
Subordinated debentures	6,083	248	0.92	6,800	715	0.78

Total interest -bearing liabilities	$177,726	(3,118)	(0.69)	$244,454	(11,480)	(0.92)

Net interest income/net interest spread		2,289	(0.01)%		6,452	0.01%

Net yield on earning assets			(0.03)%			(0.03)%

Taxable equivalent adjustment:
Investment securities		2			2

Net interest income		$2,287			$6,450

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,487,262	$36,783	5.87%	$2,201,719	$36,664	6.62%
Investment securities
Taxable	256,194	3,362	5.21	309,201	4,106	5.28
Tax-exempt (2)	41,384	655	6.28	40,582	651	6.38

Total investment securities	297,578	4,017	5.36	349,783	4,757	5.41
Federal funds sold	1,849	1	0.21	3,008	17	2.25
Other investments	66,766	471	2.80	55,617	663	4.74

Total interest -earning assets	2,853,455	41,272	5.74	2,610,127	42,101	6.42
Noninterest-earning assets:
Cash and due from banks	61,211			64,435
Premises and equipment	105,327			104,032
Accrued interest and other assets	171,092			301,776
Allowance for loan losses	(33,780)			(27,302)

Total assets	$3,157,305			$3,053,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$649,622	$2,129	1.30%	$611,420	$3,290	2.14%
Savings deposits	257,163	872	1.35	161,780	1,000	2.46
Time deposits	1,400,972	10,314	2.92	1,245,947	11,720	3.74
Other borrowings	279,528	2,619	3.72	396,495	3,290	3.30
Subordinated debentures	60,743	1,202	7.86	54,660	954	6.94

Total interest -bearing liabilities	2,648,028	17,136	2.57	2,470,302	20,254	3.26
Noninterest-bearing liabilities:
Demand deposits	251,696			218,861
Accrued interest and other liabilities	14,391			15,945
Stockholders’ equity	243,190			347,960

Total liabilities and stockholders’ equity	$3,157,305			$3,053,068

Net interest income/net interest spread		24,136	3.17%		21,847	3.16%

Net yield on earning assets			3.36%			3.33%

Taxable equivalent adjustment:
Investment securities (2)		223			221

Net interest income		$23,913			$21,626

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three-month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$119	$(4,388)	$4,507
Interest on securities
Taxable	(744)	(53)	(691)
Tax-exempt	4	(10)	14
Interest on federal funds	(16)	(11)	(5)
Interest on other investments	(192)	(308)	116

Total interest income	(829)	(4,770)	3,941

Expense from interest-bearing liabilities:
Interest on demand deposits	(1,161)	(1,357)	196
Interest on savings deposits	(128)	(568)	440
Interest on time deposits	(1,406)	(2,761)	1,355
Interest on other borrowings	(671)	384	(1,055)
Interest on subordinated debentures	248	134	114

Total interest expense	(3,118)	(4,168)	1,050

Net interest income	$2,289	$(602)	$2,891

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Nine Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$2,446,491	$107,693	5.89%	$2,142,254	$110,717	6.90%
Investment securities:
Taxable	282,666	11,148	5.27	309,938	12,302	5.30
Tax-exempt (2)	41,062	1,962	6.39	40,613	1,956	6.43

Total investment securities	323,728	13,110	5.41	350,551	14,258	5.43
Federal funds sold	4,176	8	0.26	5,300	114	2.87
Other investments	65,422	1,289	2.63	50,428	2,039	5.40

Total interest -earning assets	2,839,817	122,100	5.75	2,548,533	127,128	6.66
Noninterest-earning assets:
Cash and due from banks	71,085			60,953
Premises and equipment	105,309			103,370
Accrued interest and other assets	161,194			292,824
Allowance for loan losses	(30,948)			(24,749)

Total assets	$3,146,457			$2,980,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$654,703	$6,495	1.33%	$650,082	$12,146	2.50%
Savings deposits	230,969	2,697	1.56	102,222	1,618	2.11
Time deposits	1,387,712	33,125	3.19	1,242,690	39,208	4.21
Other borrowings	301,595	7,558	3.35	342,331	9,098	3.55
Subordinated debentures	60,796	3,602	7.92	53,996	2,887	7.14

Total interest -bearing liabilities	2,635,775	53,477	2.71	2,391,321	64,957	3.63
Noninterest-bearing liabilities:
Demand deposits	243,094			218,419
Accrued interest and other liabilities	18,715			20,845
Stockholders’ equity	248,873			350,346

Total liabilities and stockholders’ equity	$3,146,457			$2,980,931

Net interest income/net interest spread		68,623	3.04%		62,171	3.03%

Net yield on earning assets			3.23%			3.26%

Taxable equivalent adjustment:
Investment securities (2)		667			665

Net interest income		$67,956			$61,506

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008.

	Nine Months Ended September 30,
	2009 vs. 2008 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(3,024)	$(17,473)	$14,449
Interest on securities:
Taxable	(1,154)	(70)	(1,084)
Tax-exempt	6	(13)	19
Interest on federal funds	(106)	(86)	(20)
Interest on other investments	(750)	(1,242)	492

Total interest income	(5,028)	(18,884)	13,856

Expense from interest-bearing liabilities:
Interest on demand deposits	(5,651)	(5,737)	86
Interest on savings deposits	1,079	(512)	1,591
Interest on time deposits	(6,083)	(10,270)	4,187
Interest on other borrowings	(1,540)	(495)	(1,045)
Interest on subordinated debentures	715	332	383

Total interest expense	(11,480)	(16,682)	5,202

Net interest income	$6,452	$(2,202)	$8,654

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Noninterest income. Noninterest income increased $11.7 million, or 363.9%, to $8.5 million for the third quarter of 2009 from $(3.2) million in the third quarter of 2008, and decreased $(3.3) million, or (26.8) %, to $9.1 million for the first nine months of 2009 from $12.4 million in the first nine months of 2008. The components of noninterest income for the third quarter and first nine months of 2009 and 2008 consisted of the following:

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,595	$2,425	7.01%
Mortgage banking income	1,506	820	83.7
Investment securities gain (loss)	2,121	(8,541)	124.8
Change in fair value of derivatives	435	141	208.5
Increase in cash surrender value of life insurance	568	583	(2.6)
Other noninterest income	1,254	1,359	(7.7)

Total	$8,479	$(3,213)	363.9%

	Nine Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$7,506	$6,721	11.7%
Mortgage banking income	5,468	3,117	75.4
Investment securities (loss) gain	(9,506)	(7,072)	(34.4)
Change in fair value of derivatives	170	773	(78.0)
Increase in cash surrender value of life insurance	1,623	1,689	(3.9)
Gain on extinguishment of liabilities	—	2,918	NCM
Other noninterest income	3,811	4,247	(10.3)

Total	$9,072	$12,393	(26.8)%

NCM — not considered meaningful.
The increase in service charges and fees on deposits is primarily attributable to pricing changes and account growth. The increase in mortgage banking income during the third quarter and first nine months of 2009 is the result of an increase in the volume of refinancing which is expected to decline in future periods. The investment securities loss is the result of impairment charges related to several securities. See “Financial Condition — Investment Securities” for additional discussion. A gain of $2.9 million from the extinguishment of certain liabilities is also included in the total noninterest income for the first nine months of 2008.

Noninterest expenses. Noninterest expenses increased $1.7 million, or 7.25%, to $25.6 million for the third quarter of 2009 from $23.9 million for the third quarter of 2008. Noninterest expenses increased $8.1 million, or 11.60%, to $77.5 million for the first nine months of 2009 from $69.4 million for the first nine months of 2008. Noninterest expenses included the following for the third quarters and first nine months of 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$12,234	$12,379	(1.17)%
Occupancy, furniture and equipment expense	4,478	4,434	0.99
Amortization of core deposit intangibles	985	896	9.93
FDIC assessment	921	433	112.70
Foreclosure losses	1,337	190	NCM
Professional fees	815	756	7.80
Insurance expense	682	605	12.73
Postage, stationery and supplies	777	663	17.19
Communications expense	760	796	(4.52)
Advertising expense	615	938	(34.43)
Other operating expense	2,038	1,818	12.10

Total	$25,642	$23,908	7.25%

NCM — not considered meaningful.

	Nine Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$36,976	$36,577	1.09%
Occupancy, furniture and equipment expense	13,397	12,614	6.21
Amortization of core deposit intangibles	2,956	2,688	9.97
FDIC assessment	3,310	657	NCM
Foreclosure losses	3,656	552	NCM
Professional fees	2,607	1,893	37.72
Insurance expense	1,903	1,781	6.85
Postage, stationery and supplies	2,264	2,192	3.28
Communications expense	2,322	2,201	5.50
Advertising expense	1,952	2,749	(28.99)
Other operating expense	6,159	5,542	11.13

Total	$77,502	$69,446	11.60%

The increases in noninterest expenses are due primarily to increased FDIC assessments and foreclosure losses. The increase in FDIC assessments is attributable to a special assessment which occurred in the second quarter of 2009 and applied to all insured depository institutions. The FDIC could impose additional special assessments in the fourth quarter of 2009, which could have a material impact on our operating expenses and results of operations. Our foreclosure losses relate to various costs incurred to acquire, maintain and dispose of other real estate acquired through foreclosure. These costs are directly related to the volume of foreclosures which have increased due to the negative credit cycle. These costs could increase in future periods, depending on the duration of the credit cycle, and have a material impact on our operating expenses.
Income tax expense (benefit). We recognized income tax expense of $701,000 and benefit of $(6.7) million for the third quarter of 2009 and first nine months of 2009, respectively, and $(1.3) million and $(719,000) for the third quarter of 2008 and first nine months of 2008. The difference in the effective tax rate in the three- and nine-month periods ended September 30, 2009 and 2008, and the blended federal statutory rate of 34% and state tax rates of 5% and 6% is due primarily to tax-exempt income from investments and insurance policies.
Our determination of the realization of our deferred tax asset (DTA) is based upon management’s judgment of various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A portion of the amount of the deferred tax asset that can be realized in any year is subject to certain statutory federal income tax limitations. We believe that it is more likely than not that our subsidiaries will be able to generate sufficient operating earnings to realize the deferred tax benefits. At September 30, 2009, our net deferred tax asset (DTA) was $34.0 million. Management has based its conclusion on the following:
•	During the period from 2006-2008, the Company has generated a financial taxable income level (excluding certain tax exempt income and goodwill impairments) of $2.5 million. Including the year-to-date loss in 2009, the financial taxable loss for this period is approximately $(15.5) million.

•	Management considers several significant components of that loss to be specific one-time events (specifically, losses taken for securities that were “other than temporarily impaired” included writedowns on preferred stock in Fannie Mae and Freddie Mac totaling approximately $8.0 million and losses on trust preferred securities and private label mortgage backed securities totaling $17.0 million). Management has determined that these securities are not representative of the nature of risk that we will undertake in the future, and therefore believes that these losses are unrepresentative of our current or future risk profile. Absent these losses, financial taxable income during the period from January 1, 2006 through September 30, 2009 would have been $9.5 million.

•	During the fourth quarter of 2009, management intends to restructure certain portions of our agency and municipal securities portfolio to reduce capital requirements and to lessen the generation of tax exempt income. This latter objective will tend to increase our effective tax rate, leading to increased utilization of the deferred tax asset on a current basis.

•	Additionally, as part of its annual budgeting process, management evaluates our projected earnings in relation to the expiration dates of all tax carryforward items to determine if a valuation allowance is needed for the DTA.

•	If the current credit cycle continues for an extended period, it has the potential to affect our ability to generate future taxable income in the near term. An extended period of losses could result in our establishing a valuation allowance against our deferred tax asset. At this point our current federal net operating loss carryforwards and tax credit carryforwards are not expected to begin expiring until the year 2018 with final expiration in the years 2023 to 2028. The establishment of a valuation allowance would be recognized as a charge against income through the provision for income taxes, and could affect our ability to recognize tax benefits on future losses, if any.
Provision for Loan Losses and Loan Charge-offs. The provision for loan losses was $5.2 million for the third quarter ended September 30, 2009, an increase of $2.9 million from $2.3 million in the third quarter of 2008. The provision for loan losses was $14.6 million for the first nine months of 2009, an increase of $4.5 million from $10.1 million in the first nine months of 2008. During the third quarter and first nine months of 2009, we had net charged-off loans totaling $4.3 million, and $9.9 million, respectively, compared to net charged-off loans of $1.9 million and $5.3 million in the third quarter and first nine months ended September 30, 2008, respectively. The annualized ratio of net charged-off loans to average loans was 0.71% and 0.51% for the three- and nine-month periods ended September 30, 2009, compared to 0.34% for the three- and nine-month periods ended September 30, 2008 and 0.33% for the year ended December 31, 2008. The allowance for loan losses totaled $34.3 million, or 1.41% of loans, net of unearned income, at September 30, 2009, compared to $27.7 million, or 1.25% and $28.9 million, or 1.25% of loans, net of unearned income, at September 30, 2008 and December 31, 2008.

During the third quarter of 2009, the effects of the global recession continued to apply additional stress to the overall performance of our loan portfolio. As a result, we increased our provision for loan losses and our allowance for loan losses as the economy continued to show further signs of deterioration. The following table shows the quarterly provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio during the year:

	Three Months Ended
	September 30,	September 30,	June 30,	December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$33,504	$27,243	$29,870	$27,670
Provision for loan losses	5,169	2,305	5,982	2,969
Total charge-offs	4,546	2,247	2,513	1,971
Total recoveries	(209)	(369)	(165)	(182)

Net charge-offs	4,336	1,878	2,348	1,789

Allowance for loan losses at end of period	$34,336	$27,670	$33,504	$28,850

Total loans, net of unearned income	$2,434,534	$2,219,041	$2,398,471	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.41%	1.25%	1.40%	1.25%

	For the Nine-month Period
	Ended		Year Ended
	September 30,	September 30,	December 31,
	2009	2008	2008
Allowance for loan losses at beginning of period	$28,850	$22,868	$22,868
Provision for loan losses	14,602	10,143	13,112
Total charge-offs	9,868	6,473	8,444
Total recoveries	(752)	(1,132)	(1,314)

Net charge-offs	9,115	5,341	7,130

Allowance for loan losses at end of period	$34,336	$27,670	$28,850

Total loans, net of unearned income	$2,434,534	$2,219,041	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.41%	1.25%	1.25%

See “Financial Condition — Allowance for Loan Losses” for additional discussion
Results of Segment Operations
We have two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. Please see Note 6 — Segment Reporting in the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report for additional disclosure regarding our segment reporting. Operating profit (loss) by segment is presented below for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Alabama region	$1,353	$1,701	$1,044	$4,035
Florida region	864	3,769	5,828	11,028
Administrative and other	(636)	(13,270)	(21,948)	(20,753)
Income tax expense (benefit)	701	(1,292)	(6,686)	(719)

Consolidated net income (loss)	$880	$(6,508)	$(8,390)	$(4,971)

Alabama Region. Operating income totaled $1.4 million and $1.0 million for the third quarter and first nine months of 2009, respectively, compared to $1.7 million and $4.0 million operating income for the third quarter and first nine months of 2008, respectively. The decrease in profits is due primarily to increased provision for loan losses and noninterest expenses.
Net interest income for the three- and nine-month periods ending September 30, 2009 increased $1.1 and $2.4 million, or 12.8% and 10.7%, respectively, compared to the three- and nine-month periods ending September 30, 2008. The increase was primarily the result of an increase in the average volume of earning assets and a decrease in the average yield on interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three- and nine-month periods ending September 30, 2009 increased $222,000 and $1.5 million, or 18.9% and 48.9%, respectively, compared to the three- and nine-month periods ending September 30, 2008. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three- and nine-month periods ending September 30, 2009 increased $260,000 and $931,000, or 13.1% and 16.7%, respectively, compared to the three- and nine-month periods ending September 30, 2008. This was due to increases in service charges and other fees on deposit accounts due to increased account volume and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.

Noninterest expense for the three- and nine-month periods ending September 30, 2009 increased $1.3 million and $4.4 million, or 17.4% and 20.3%, respectively, compared to the three- and nine-month periods ending September 30, 2008. This included increases in salaries and benefits, occupancy expenses and costs of foreclosed assets. These increases are primarily related to our new branch openings and the increased levels of foreclosure activity. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.
Florida Region. Operating income totaled $864,000 and $5.8 million for the third quarter and first nine months of 2009, respectively, compared to $3.8 and $11.0 million for the third quarter and first nine months of 2008, respectively. The decrease in profits was primarily the result of an increase in the provision for loan losses and noninterest expenses.
Net interest income for the three- and nine-month periods ending September 30, 2009 increased $142,000 and decreased $(120,000) or 1.5% and (0.4)%, respectively, compared to the three- and nine-month periods ending September 30, 2008. For the three months ended September 30, 2009, the increase in margin is primarily related to a decline in the average yield on interest bearing liabilities. For the nine months ended September 30, 2009, the decrease in net interest margin is primarily the result of a decline in the average yield on interest-earning assets offset by a decrease in the average yield on interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three- and nine-month periods ending September 30, 2009 increased $2.4 and $3.8 million, or 208.7% and 144.1%, respectively, compared to the three- and nine-month periods ending September 30, 2008. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three- and nine-month periods ending September 30, 2009 increased $19,000 and $107,000, or 4.2% and 7.6%, respectively, compared to the three- and nine-month periods ending September 30, 2008. The increase was due to service charges on deposit accounts as a result of increases in account volumes and pricing changes. See the analysis of noninterest income in the section captioned “Noninterest Income” elsewhere in this discussion.
Noninterest expense for the three- and nine-month periods ending September 30, 2009 increased $673,000 and $1.4 million, or 12.8% and 8.4%, respectively, compared to the three- and nine-month periods ending September 30, 2008. This increase is primarily related to an increase in the costs of foreclosed assets and amortization of intangibles. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.
Fair Value Measurements
We measure fair value at the price we would receive by selling an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
At September 30, 2009, we had $179 million, or 34.3%, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 11 to the condensed consolidated financial statements, available-for-sale securities with a carrying value of $15 million at September 30, 2009 were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities and trust preferred securities. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008 and that six private-label mortgage-backed securities be transferred during the second and third quarters of 2009 (See Notes 3 and 11 to the Condensed Consolidated Financial Statements).

Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings (See “Financial Condition — Investment Securities” below for additional discussion). At September 30, 2009, the fair values of six private-label mortgage-backed securities totaling $7.8 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured. The remaining Level 3 assets totaling $164 million include loans which have been impaired and foreclosed other real estate which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Financial Condition
Total assets were $3.227 billion at September 30, 2009, an increase of $174 million, or 5.7%, from $3.053 billion as of December 31, 2008. Average total assets for the third quarter of 2009 were $3.157 billion, which were funded by average total liabilities of $2.914 billion and average total stockholders’ equity of $243 million.
Short-term liquid assets. Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $42.9 million, or 47.9%, to $132.3 million at September 30, 2009 from $89.4 million at December 31, 2008. At September 30, 2009, short-term liquid assets were 4.1% of total assets, compared to 2.9% at December 31, 2008. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” for additional discussion.
Investment Securities. Total investment securities decreased $50.3 million, or (14.5)%, to $296.9 million at September 30, 2009, from $347.1 million at December 31, 2008. Average investment securities totaled $297.6 million and $320.5 million for the third quarter and first nine months of 2009, compared to $349.8 and $350.6 million for the third quarter and first nine months of 2008. Investment securities were 10.2% of interest-earning assets at September 30, 2009, compared to 12.7% at December 31, 2008. The investment portfolio produced an average taxable equivalent yield of 5.36% and 5.41% for the third quarter and first nine months of 2009, compared to 5.41% and 5.43% for the third quarter and first nine months of 2008.
During the third quarter of 2009 we sold approximately 63 securities with combined amortized cost and market values of $152 million and $158 million, respectively. Nearly all of the sale proceeds were reinvested in 30 federal agency securities (direct and MBS) and classified in the portfolio as available-for-sale. Given the reinvestment of nearly 100% of the sale proceeds and the minor differences in the risk characteristics of the securities sold versus those that were purchased the net impact on the interest rate risk profile of the entire investment portfolio is relatively minor. The effective duration of the portfolio increases by 0.49 years in the current interest rate environment and increases by 0.92 and 0.77 years in the instantaneous up and down 200 basis point rate shock scenarios, respectively.
The credit quality of the portfolio was also enhanced as a result of the repositioning by reinvesting the sale proceeds associated with $16.2 million in amortized costs of corporate and municipal securities into a U. S. Agency debenture and U. S. Agency MBS.
The weighted average book yield of securities sold was 4.70% and the weighted average book yield of securities purchased was 3.75% resulting in a 0.95% decline in the book yield involving approximately $152 million in book value of securities. This will result in an approximate 5.0 basis point decline in the overall net interest margin going forward or an annual pre-tax effect of approximately $1.44 million. In other words, we accelerated a book gain of $5.65 million into the current period at the cost of lower earnings of $1.44 million for the duration of the decision (3.9 years). This sale also results in an increase in the our total capital to risk weighted assets of approximately 5 basis points.

The following table presents the carrying value of the securities we held at the dates indicated.
Investment Portfolio

	Available for Sale
	September 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Investment securities available for sale:
U.S. agency securities	$54,136	$3,843	NCM

Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	169,991	237,508	(28.4)
U.S. Agency MBS — collateralized mortgage obligation (CMO)	13,185	16,186	(18.5)
Private-label — CMO	17,179	26,430	(35.0)

Total MBS	200,355	280,124	(28.5)

State, county and municipal securities	32,801	40,622	(19.3)

Corporate obligations:
Corporate debt	4,000	5,746	(30.4)
Pooled trust preferred securities	3,814	9,939	(61.6)
Single issue trust preferred securities	1,236	6,704	(81.6)

Total corporate obligations	9,050	22,389	(59.6)

Equity securities	540	164	NCM

Total investment securities available for sale	$296,882	$347,142	(14.5)%

NCM — not considered meaningful.

The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	September 30, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses (1)	Fair Value	Losses (1)	Fair Value	Losses (1)
	(In thousands)
Temporarily Impaired
U.S. Agency securities	$39,367	$1,072	$—	$—	$39,367	$1,072
Mortgage-backed securities:
U.S. Agency MBS — residential	6,301	12	243	7	6,544	19
U.S. Agency MBS — CMO	6,132	63	—	—	6,132	63
Private-label — CMO	132	4	12,804	2,063	12,936	2,067

Total MBS	12,565	79	13,047	2,070	25,612	2,149

State, county and municipal securities	613	16	1,368	73	1,981	89

Corporate obligations:
Corporate debt	—	—	4,000	156	4,000	156
Pooled trust preferred securities	—	—	1,046	1,103	1,046	1,103
Single issue trust preferred securities	—	—	1,236	3,764	1,236	3,764

Total corporate obligations	—	—	6,282	5,023	6,282	5,023

Equity securities	—	—	223	61	223	61

Total temporarily impaired securities	52,545	1,167	20,920	7,227	73,465	8,394

Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	3,775	1,832	3,775	1,832
Corporate obligations:
Pooled trust preferred securities	—	—	2,768	3,797	2,768	3,797

Total OTTI securities	—	—	6,543	5,629	6,543	5,629

Total temporarily and other-than-temporarily impaired	$52,545	$1,167	$27,463	$12,856	$80,008	$14,023

(1)	- Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests which may include private-label mortgage-backed securities, asset-backed securities, and collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-40 guidance.
In determining OTTI according to FASB guidance, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The pooled trust preferred segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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
As of September 30, 2009, our securities portfolio consisted of 231 securities, 41 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label collateralized mortgage obligations (“CMOs”) and trust preferred securities, as discussed below:
Mortgage-backed Securities
At September 30, 2009, approximately 91% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, GNMA and Freddie Mac, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $17.2 million, which had unrealized losses of approximately $3.8 million at September 30, 2009. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss
A1/NR	1	3.47	$(105)
Aaa/NR	1	4.45	(22)
Aaa/NR	1	8.64	(4)
NR/AAA	1	8.86	(441)
NR/AA	1	2.78	(468)
NR/BBB	1	3.58	(143)
Baa2/AA	1	N/A	(688)
B2/NR	1	4.16	(196)
Caa1/CCC(2)	1	1.63	(1,762)
CA/NR (2)	1	0	(17)
NR/C (2)	2	0.38 - 0.60	57

Total	12		$(3,789)

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
During the third and fourth quarters of 2008, we recognized a $1,894,000, pre-tax non-cash OTTI charge on three private-label CMOs which experienced significant rating downgrades in those respective quarters. These downgrades continued in the second and third quarters of 2009 and resulted in a total OTTI of $4,176,000, including a credit portion of $4,045,000 recognized in current earnings during the second quarter and a total OTTI of $2,005,000, including a credit portion of $416,000 recognized in current earnings during the third quarter. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. At September 30, 2009, the fair values of these four securities totaling $4,243,000 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs prior to the second quarter of 2009. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Notes 3 and 11 to the Condensed Consolidated Financial Statements). The following table provides additional information regarding these CMO valuations as of September 30, 2009 (Dollars in thousands):

							Life-to-Date
							Other-than-temporary Impairment (OTTI)
							Credit Portion
		Discount				Actual
		Margin		Cumulative	Average	60+ Days
Security	Price (%)	(Basis Points)	Yield	Default	Severity	Delinquent	2008	2009	Other	Total
CMO 1	21.60	1673	18.00%	56.56%	50.00%	28.01%	$(599)	$(1,231)	$110	$(1,720)
CMO 2	4.54	1772	18.00%	57.38%	60.00%	29.80%	(492)	(1,382)	(17)	(1,891)
CMO 3	23.42	1573	17.00%	45.27%	45.00%	20.42%	(803)	(1,558)	(53)	(2,414)
CMO 4	58.96	1393	17.00%	26.60%	45.00%	13.81%	—	(290)	(1,762)	(2,052)

							$(1,894)	$(4,461)	$(1,722)	$(8,077)

As of September 30, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at September 30, 2009. We believe that all contractual cash flows will be received on this portfolio.
Trust Preferred Securities
Our investment portfolio includes five pooled trust preferred securities (“CDO”) and two single issuances. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
•	Detailed credit and structural evaluation for each piece of collateral in the CDO;

•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities);

•	Terms of the CDO structure, as laid out in the indenture:

•	The cash flow waterfall (for both interest and principal);

•	Overcollateralization and interest coverage tests;

•	Events of default/liquidation;

•	Mandatory auction call;

•	Optional redemption; and

•	Hedge agreements; and discounted cash flow modeling
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, an appropriate default and recovery probabilities are determined for each piece of collateral in the CDO. Specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume no recovery. For collateral that is deferring we assume a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit; a probability is assigned that the deferral will ultimately cure.
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

The discount rates used to determine fair value are intended to reflect the uncertainty inherent in the projection of the issuance’s cash flows. Therefore, spreads were chosen that are comparable to spreads observed currently in the market for similarly rated instruments and is intended to reflect general market discounts currently applied to structured credit products. The discount rates used to determine the credit portion of the OTTI are equal to the current yield on the issuances as prescribed under ASC 325-40.
The following tables provide various information and fair value model assumptions regarding our CDOs as September 30, 2009 (dollars in thousands):

							YTD
							Other-than-temporary Impairment
							(OTTI)
		Single/	Class/	Amortized	Fair	Unrealized	Credit
Name		Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd		Pooled	M	$2,150	$1,046	$(1,104)	$—	$—	$—
MM Community Funding Ltd		Pooled	B	2,175	1,152	(1,023)	(2,826)	(1,023)	(3,849)
Preferred Term Securities V		Pooled	M	1,323	473	(850)	(54)	(850)	(904)
Tpref Funding III Ltd		Pooled	B-2	3,051	1,143	(1,908)	(949)	(1,908)	(2,857)
Trapeza 2007-13A LLC		Pooled	D	15	—	(15)	(1,861)	(15)	(1,876)
New South Capital Corp	(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust	(2)	Single	Sole	5,000	1,236	(3,764)	—	—	—

				$13,714	$5,050	$(8,664)	$(10,690)	$(3,796)	$(14,486)

				Original Collateral	Performing Collateral
				Percent of Actual	Percent of Expected	(3)
		Lowest	Performing	Deferrals and	Deferrals and	Excess
Name		Rating	Banks	Defaults	Defaults	Subordination
MM Caps Funding I Ltd		Ca	26	9%	19%	4%
MM Community Funding Ltd		Ca	10	15%	51%	0%
Preferred Term Securities V		Ba3	1	5%	52%	0%
Tpref Funding III Ltd		Ca	25	23%	23%	0%
Trapeza 2007-13A LLC		C	40	25%	26%	0%
New South Capital Corp	(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust	(2)	CC	NA	NA	NA	NA

				Current
		Fair Value (Price	Discount Margin	Yield
Name		to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd		$52.30	Swap + 1500	9.48% Fixed
MM Community Funding Ltd		23.03	LIBOR + 1400	LIBOR + 310
Preferred Term Securities V		34.35	LIBOR + 1500	LIBOR + 210
Tpref Funding III Ltd		28.57	LIBOR + 1300	LIBOR + 190
Trapeza 2007-13A LLC		0.01	LIBOR + 1800	LIBOR + 120
Emigrant Capital Trust	(2)	24.72	LIBOR + 1806	LIBOR + 200

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company indicates there is adequate capital and liquidity to service the debt. The discount margin of 1806 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.

In addition to the impact of interest rates, the estimated fair value of these CDOs have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.
As of September 30, 2009, our management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through September 30, 2009 (in thousands):

	For the Three-	For the Nine-
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
Balance at beginning of period	$11,626	$—
Amounts related to credit losses for which an OTTI was not previously recognized	344	10,980
Reductions for securities sold during the period	—	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	3,180	4,170
Reductions for securities where there is an intent to sale or requirement to sale	—	—
Reductions for increases in cash flows expected to be collected	—	—

Balance at end of period	$15,150	$15,150

We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the FHLB Atlanta
As of September 30, 2009, the Corporation has stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) totaling $18,212,000 (its par value), which is presented separately on the face of our statement of financial condition. There is no ready market for the FHLB stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
Management’s determination as to whether this investment is impaired is based on management’s assessment of the ultimate recoverability of its par value (cost) rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of our investment is influenced by available information regarding criteria such as:
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
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta in preparing our Form 10-Q for the quarter ended September 30, 2009 and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. Management noted that FHLB Atlanta recorded a loss from operations of $1.5 million for the first quarter of 2009 and had suspended its dividend. During the second quarter of 2009, FHLB Atlanta reported operating income of $191.7 million. In addition, during the second quarter of 2009, FHLB Atlanta reinstated its dividend, at a rate of 0.84% and 0.41%, for the second and thiird quarters of

2009, respectively, compared to a prior rate of 2.89% for the last dividend paid, in the third quarter, 2008, prior to its dividend suspension. On the basis of a review of the financial condition, cash flow, liquidity, and asset quality indicators of the FHLB Atlanta as of the end of its second quarter, 2009, as well as the decision of FHLB Atlanta to reinstate the dividend announced in the third quarter, management has concluded that no impairment exists on our investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that our investment will not be recoverable at par, our cost, and thus the investment is not impaired as of September 30, 2009.
Loans
Composition of Loan Portfolio, Yield Changes and Diversification. Our loans, net of unearned income, totaled $2.434 billion at September 30, 2009, an increase of 5.2%, or $119 million, from $2.315 billion at December 31, 2008. Mortgage loans held for sale totaled $58.7 million at September 30, 2009, an increase of 166.4%, or $36.7 million from $22.0 million at December 31, 2008 due to an unusually high refinancing volume that is not expected to continue. Average loans, including mortgage loans held for sale, for the nine months ended September 30, 2009, totaled $2.447 billion compared to $2.173 billion for the year ended December 31, 2008. Loans, net of unearned income, comprised 83.8% of interest-earning assets at September 30, 2009, compared to 84.4% at December 31, 2008. Mortgage loans held for sale comprised 2.0% of interest-earning assets at September 30, 2009, compared to 0.8% at December 31, 2008. The average yield of the loan portfolio was 5.87% for the three months ended September 30, 2009, as it was for the three months ended June 30, 2009 and 6.62% for the three months ended September 30, 2008. The decrease in average yield compared to 2008 is primarily the result of a generally lower level of market rates that prevailed in 2009.
The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category
(Dollars in thousands)

	September 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Total	Amount	Total
Commercial and industrial	$193,022	7.92%	$207,372	8.95%
Real estate — construction and land development (1)	664,545	27.27	637,587	27.52
Real estate — mortgages
Single-family	695,736	28.55	655,216	28.28
Commercial	793,889	32.56	726,704	31.37
Other	29,720	1.22	31,187	1.34
Consumer	59,497	2.44	57,877	2.50
Other	858	0.04	972	0.04

Total loans	2,437,267	100.0%	2,316,915	100.0%

Unearned income	(2,733)		(1,994)
Allowance for loan losses	(34,336)		(28,850)

Net loans	$2,400,198		$2,286,071

(1)	A further analysis of the components of our real estate construction and land development loans as of September 30, 2009 and December 31, 2008 is as follows:

	Residential	Commercial
	Development	Development	Other	Total
	(Dollars in thousands)
As of September 30, 2009
Alabama segment	$162,314	$85,351	$12,476	$260,141
Florida segment	131,426	243,264	10,940	385,630
Other	7,856	10,918	—	18,774

Total	$301,596	$339,533	$23,416	$664,545

As of December 31, 2008
Alabama segment	$173,579	$76,315	$17,830	$267,724
Florida segment	141,003	201,688	13,573	356,264
Other	122	13,477	—	13,599

Total	$314,704	$291,480	$31,403	$637,587

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	September 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,434,534	$2,314,921	5.17%
Alabama segment	952,845	935,232	1.88
Florida segment	1,172,291	1,060,994	10.49
Other	309,398	318,695	(2.92)
Allowance for Loan Losses
Overview. It is the responsibility of management to assess and maintain the allowance for loan losses at a level it believes is appropriate to absorb the estimated credit losses within our loan portfolio through the provision for loan losses. The determination of our allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio including its judgment regarding certain internal and external factors that affect loan collectability. This process is performed on a quarterly basis under the oversight of the board of directors. The estimation of the allowance for loan losses is based on two basic components — those estimations calculated in accordance with the requirements of ASC 450-20, and those specific impairments under ASC 310-35 (see discussions below). The calculation of the allowance for loan losses is inherently subjective, and actual losses could be greater or less than the estimates.
ASC 450-20. Under ASC 450-20, estimated losses on all loans that have not been identified with specific impairment under ASC 310-35 are calculated based on the historical loss ratios applied to our standard loan categories using a rolling average adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:
•	trends in volume;

•	effects of changes in credit concentrations;

•	levels of and trends in delinquencies, classified loans, and non-performing assets;

•	levels of and trends in charge-offs and recoveries;

•	changes in lending policies and underwriting guidelines;

•	national and local economic trends and condition; and

•	mergers and acquisitions.
ASC 310-35. Pursuant to ASC 310-35, impaired loans are loans which are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.
Allocation of the Allowance for Loan Losses. The allowance for loan losses calculation is segregated into various segments that include specific allocations for loans, portfolio segments and general allocations for portfolio risk.
Risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit and Enterprise Risk Management Committee of the Board of Directors. Credit Administration relies upon the independent work of loan review in risk rating in developing its recommendations to the Audit and Enterprise Risk Management Committee of the Board of Directors for the allocation of the allowance for loan losses, and performs this function independent of the lending area of the Bank.
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
Allocation of the Allowance for Loan Losses

	September 30, 2009		December 31, 2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
		(Dollars in thousands)
Commercial and industrial	$1,243	7.9%	$2,136	8.9%
Real estate — construction and land development	14,540	27.3	12,168	27.5
Real estate — mortgages
Single-family	9,966	28.6	7,159	28.3
Commercial	5,719	32.6	5,440	31.3
Other	159	1.2	247	1.3
Consumer	2,709	2.4	1,700	2.7

Total	$34,336	100.0%	$28,850	100.0%

The allowance as a percentage of loans, net of unearned income, at September 30, 2009 was 1.41%, compared to 1.25% as of December 31, 2008. Net charge-offs increased $2.0 million, from $2.4 million during the second quarter of 2009 to $4.3 million in the third quarter of 2009, and increased $3.8 million to $9.1 million from $5.3 million for the nine months ended September 30, 2009 and 2008, respectively. Net charge-offs of commercial loans increased $163,000, from $100,000 in second quarter of 2009 to $263,000 in the third quarter of 2009, and increased $547,000, to $352,000 from ($195,000) (a net recovery) for the nine months ended September 30, 2009 and 2008, respectively. Net charge-offs of real estate loans increased $1.7 million, from $1.4 million in the second quarter of 2009 to $3.1 million in the third quarter of 2009, and increased $2.4 million, to $6.3 million from $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. Net charge-offs of consumer loans increased $96,000, from $829,000 in the second quarter of 2009 to $925,000 in the third quarter of 2009, and increased $774,000, to $2.4 million from $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. Net charge-offs as a percentage of the allowance for loan losses were 50.10% and 35.36% for the three- and nine-month periods ended September 30, 2009, compared to 27.00% and 25.78% for the three- and nine-month periods ended September 30, 2008, respectively.
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

During the nine-month period ended September 30, 2009, management increased its allowance for loan losses related to construction and land development real estate loans by $2.4 million, from $12.2 million as of December 31, 2008 to $14.5 million as of September 30, 2009, as a result of increasing levels of risk associated with the general economic conditions related to construction and land development real estate portfolio throughout our franchise. Net charge-offs for this category increased $873,000, from $869,000 as of September 30, 2008 to $1,742,000 as of September 30, 2009. Within this construction and land development portfolio $1.7 million, or 100%, was related to residential development and construction. Of the residential purpose loan losses, 75% were located in Florida, with the remainder in Alabama. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots owned by experienced builders for the future construction of homes. This category represents approximately $139 million, or 46%, of this portfolio. Construction loans related to income-producing properties accounted for $217 million, or 60% of the total commercial construction and development loans. Geographically, approximately 70% of this category was located in Florida, with the remaining loans located primarily in Alabama.
Our allocation of the allowance for loan losses related to single-family mortgage loans increased $2.8 million, to $10.0 million at September 30, 2009 from $7.2 million at December 31, 2008. This allocation is reflective of the increased risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio.
Foreclosure activity during the third quarter of 2009 resulted in $12.6 million of new foreclosures, with single family residential properties accounting for $6.9 million, or 55%, of the new foreclosures, commercial real estate (“CRE”) properties accounting for another $1.1 million, or 9%, and residential construction properties accounting for $4.5 million, 36% of total. Approximately 71% of third quarter 2009 foreclosures originated in Alabama, the remaining 29% in Florida. At September 30, 2009, single-family residential mortgages accounted for $42.3 million, or 28%, of total nonperforming loans, up $19.6 million from $22.7 million as of December 31, 2008. The overall increases in loss experience, nonperforming loans and pressure on home values continued to influence management’s risk assessment and decision to increase the allocation of the allowance for loan losses for single-family residential mortgages during the third quarter of 2009.
Our consumer loan charge-offs were higher during the third quarter of 2009 when compared to the second quarter of 2009, primarily due to the increased losses in our consumer finance companies, which accounted for approximately $670,000, or 73.3%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan losses; however, we believe the increased risk associated with these loans is offset by their higher yield.
The allowance for loan losses as a percentage of nonperforming loans, excluding troubled debt restructurings (“TDR’s”), decreased to 22.50% at September 30, 2009 from 45.98% at December 31, 2008, and 46.33% at September 30, 2008. The allowance for loan losses as a percentage of nonperforming loans plus TDR’s decreased to 19.69% at September 30, 2009 from 44.12% at December 31, 2008, and 44.96% at September 30, 2008. Approximately $10.9 million of the allowance for loan losses has been specifically allocated to selected nonperforming loans as of September 30, 2009. As of September 30, 2009, nonperforming loans totaled $152.6 million, of which $148.8 million, or 97.5%, were loans secured by real estate compared to $61.4 million, or 93.7%, as of December 31, 2008. (See “Nonperforming Assets”). Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate.

Summary of Loan Loss Experience. The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:
Summary of Loan Loss Experience

	Three Months		Nine Months
	Ended		Ended		Year Ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008
		(Dollars in Thousands)
Allowance for loan losses at beginning of period	$33,504	$27,243	$28,850	$22,868	$22,868
Charge-offs:
Commercial and industrial	299	88	496	400	504
Real estate — construction and land development	1,751	877	2,806	1,542	2,095
Real estate — mortgage
Single-family	1,396	606	2,764	2,089	2,460
Commercial	85	—	933	411	411
Other	—	3	186	109	241
Consumer	966	627	2,368	1,777	2,490
Other	49	46	315	145	243

Total charge-offs	4,546	2,247	9,868	6,473	8,444
Recoveries:
Commercial and industrial	36	117	144	595	646
Real estate — construction and land development	9	8	35	41	44
Real estate — mortgage
Single-family	27	33	59	76	89
Commercial	35	99	40	124	128
Other	13	16	230	39	71
Consumer	51	62	134	147	181
Other	38	34	110	110	155

Total recoveries	209	369	752	1,132	1,314

Net charge-offs	4,337	1,878	9,116	5,341	7,130
Provision for loan losses	5,169	2,305	14,602	10,143	13,112

Allowance for loan losses at end of period	$34,336	$27,670	$34,336	$27,670	$28,850

Loans at end of period, net of unearned income	$2,434,534	$2,219,041	$2,434,534	$2,219,041	$2,314,921
Average loans, net of unearned income	2,422,871	2,181,873	2,384,287	2,112,800	2,147,524
Ratio of ending allowance to ending loans	1.41%	1.25%	1.41%	1.25%	1.25%
Ratio of net charge-offs to average loans (1)	0.71	0.34	0.51	0.34	0.33
Net charge-offs as a percentage of:
Provision for loan losses	83.90	81.48	62.43	52.66	54.38
Allowance for loan losses (1)	50.10	27.00	35.36	25.78	24.71
Allowance for loan losses as a percentage of nonperforming loans	22.50	44.96	22.50	44.96	44.12

(1)	Annualized.
Nonperforming Assets. Nonperforming assets increased $112.4 million, to $195.4 million as of September 30, 2009 from $83 million as of December 31, 2008. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 7.89% at September 30, 2009 from 3.56% at December 31, 2008. The overall increase in nonperforming assets was primarily related to real estate construction, commercial real estate and residential mortgage loan portfolios. As of September 30, 2009, nonperforming residential mortgage loans increased $19.6 million to $42.3 million from $22.7 million as of December 31, 2008. Ten loans in excess of $500,000 accounted for $9.6 million, or 49% of the increase; the average loan balance of all new nonperforming residential loans was $157,000, with the majority, or 52%, located in Alabama. Approximately 96% of the increase in nonperforming real estate construction consists of eleven real estate construction credits over $1 million totaling $62.5 million. Seven of these large credits, totaling $40.0 million, are located in Florida, $14.5 million in Alabama and $7.8 million in Kentucky. The commercial real estate increase of $1.9 million from December 31, 2008 consists primarily of one Florida commercial real estate relationship. Management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. We see continued weakness in the Sarasota, Florida market and some improvement in the Northwest Florida market. As of September 30, 2009, of our total nonperforming credits, only 20 are in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a loan-by-loan basis rather than in large bulk sales.
The following table shows our nonperforming assets for the dates shown:
Nonperforming Assets

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual	$143,507	$54,712
Accruing loans 90 days or more delinquent	9,102	8,033

Total nonperforming loans	152,609	62,745
Other real estate owned assets	42,259	19,971
Repossessed assets	505	332

Total nonperforming assets	$195,373	$83,048

Restructured and performing under restructured terms	$21,743	$2,643

Nonperforming loans as a percentage of loans	6.27%	2.72%

Nonperforming assets as a percentage of loans plus nonperforming assets	7.89%	3.56%

Nonperforming assets as a percentage of total assets	6.06%	2.72%

The following is a summary of nonperforming loans by category for the dates shown:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial and industrial	$2,312	$166
Real estate — construction and land development	86,876	20,976
Real estate — mortgages
Single-family	42,365	22,730
Commercial	13,923	14,686
Other	5,670	2,981
Consumer	649	723
Other	814	483

Total nonperforming loans	$152,609	$62,745

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
The following is a summary of other real estate owned by category as of the dates shown below (In thousands):

	September 30,	December 31,
	2009	2008
Acreage	$2,251	$1,222
Commercial building	4,388	656
Residential condominiums	4,614	1,314
Residential single-family homes	15,379	9,394
Residential lots	15,257	7,277
Other	370	108

Other real estate owned	$42,259	$19,971

Troubled Debt Restructurings (TDRs), As of September 30, 2009, TDR’s totaled $21.7 million, an increase of $19.1 million from $2.6 million as of December 31, 2008. Of this $21.7 million, commercial real estate loans accounted for $10.2 million, or 46.9%, single family mortgages accounted for $8.3 million, or 38.3%, and construction loans accounted for $3.2 million or 14.8% of the total. In comparison to December 31, 2008, single family mortgage accounted for $2.3 million, or 87.3%, with the remaining $200 thousand spread between CRE, Real Estate Construction, and other categories.

Impaired Loans. At September 30, 2009, our recorded investment in impaired loans under ASC 310-35 totaled $157 million, an increase of $104.1 million from $52.9 million at December 31, 2008. Approximately $56.7 million is located in the Alabama Region and $100.5 million is located in the Florida Region. Approximately $11.0 million of the allowance for loan losses is specifically allocated to these loans, providing 6.97% coverage. Additionally, $155.5 million, or 99.0%, of the $157 million in impaired loans is secured by real estate.
The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
		(Dollars in thousands)
Commercial and industrial	$1,704	$919	$515	$42
Real estate — construction and land development	86,772	5,406	18,155	1,570
Real estate — mortgages
Single-family	40,029	3,949	18,063	2,251
Commercial	26,471	683	15,615	1,173
Other	2,227	1	532	70

Total	$157,203	$10,896	$52,880	$5,106

Potential Problem Loans. In addition to nonperforming loans, management has identified $34.7 million in potential problem loans as of September 30, 2009. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Three categories accounted for 99% of total potential problem loans. Real estate construction loans account for 37% of the total and single family residential loans and commercial real estate loans accounted for 33% and 29%, respectively. Geographically, 87% of the loans were located in Florida, with the remainder located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor their respective cash flow positions.
Deposits. Noninterest-bearing deposits totaled $255.2 million at September 30, 2009, an increase of 20.0%, or $42.5 million, from $212.7 million at December 31, 2008. Noninterest-bearing deposits were 9.7% of total deposits at September 30, 2009 compared to 9.1% at December 31, 2008.
Interest-bearing deposits totaled $2.365 billion at September 30, 2009, an increase of 11.0%, or $235 million, from $2.130 billion at December 31, 2008. Interest-bearing deposits averaged $2.273 billion for the first nine months of 2009 compared to $1.995 billion for the first nine months of 2008. The average rate paid on all interest-bearing deposits during the first nine months of 2009 was 2.71%, compared to 3.63% for the first nine months of 2008.

The following table sets forth the composition of our total deposit accounts at the dates indicated.

	September 30,	December 31,	Percent
	2009	2008	Change
	(Dollars in thousands)
Noninterest-bearing demand	$255,196	$212,732	20.0%
Alabama segment	123,729	98,133	26.1
Florida segment	84,079	72,250	16.4
Other	47,388	42,349	11.9
Interest-bearing demand	641,613	632,430	1.5
Alabama segment	364,026	327,387	11.2
Florida segment	233,217	185,239	25.9
Other	44,370	119,804	(63.0)
Savings	266,646	185,522	43.7
Alabama segment	143,435	106,946	34.1
Florida segment	121,240	76,449	58.6
Other	1,971	2,127	(7.3)
Time deposits	1,456,506	1,312,304	11.0
Alabama segment	693,786	608,056	14.1
Florida segment	537,893	490,266	9.7
Other	224,827	213,982	5.1

Total deposits	$2,619,961	$2,342,988	11.8%

Alabama segment	$1,324,976	$1,140,522	16.2%

Florida segment	$976,429	$824,204	18.5%

Other	$318,556	$378,262	(15.8)%

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) totaled $218 million at September 30, 2009, a decrease of 39.6%, or $143 million, from $361 million at December 31, 2008. Borrowings from the FHLB have declined as the increase in customer deposits have outpaced loan growth since December 31, 2008. FHLB advances had a weighted average interest rate of approximately 3.74% at September 30, 2009. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans.
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
Accrued Expenses and Other Liabilities. Our Accrued Expenses and other liabilities increased $9.7 million to $35.4 million at September
30, 2009 from $25.7 million at December 31, 2008. This increase is primarily related to commitments to purchase certain investment securities totaling approximately $10 million which settled in October 2009.
Stockholders’ Equity
Overview. Our stockholders’ equity totaled $244.7 million at September 30, 2009 compared to $251.2 million at December 31, 2008. This decrease was primarily due to the amount of cumulative dividends on preferred stock and net loss for the period offset by the components of other comprehensive income as shown below. In addition, we sold approximately 1.5 million shares of our common stock at prices ranging from $2.21 to $2.71 per share to approximately 20 accredited investors in a series of transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Securities and Exchange Commission Regulation D. Of the shares issued, approximately 321,000 were issued from treasury. We received total cash consideration of approximately $3.3 million in connection with these transactions.

Other Comprehensive Income. Our stockholder’s equity was affected by various components of other comprehensive income during 2009. The components of other comprehensive (loss) income for the three and nine months ended September 30, 2009 is as follows:

	Pre-Tax		Net of
	Amount	Income Tax	Income Tax
		(In thousands)
Three months ended September 30, 2009
Unrealized gain on available for sale securities	$3,119	$(1,154)	$1,965
Less reclassification adjustment for security gains realized in net loss	(2,121)	785	(1,336)
Unrealized loss on derivatives	(219)	81	(138)

Net unrealized gain	$779	$(288)	$491

Nine Months ended September 30, 2009
Unrealized loss on available for sale securities	$(8,936)	$3,306	$(5,630)
Less reclassification adjustment for security losses realized in net loss	9,506	(3,517)	5,989
Unrealized gain on derivatives	106	(39)	67

Net unrealized gain	$676	$(250)	$426

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.
Regulatory Capital. The table below represents the Bank’s regulatory and minimum regulatory capital requirements at September 30, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$265,445	8.32%	$127,550	4.00%	$159,438	5.00%
Total Capital (to Risk Weighted Assets)	298,708	11.27	212,024	8.00	265,030	10.00
Tier 1 Capital (to Risk Weighted Assets)	265,445	10.02	N/A	N/A	159,018	6.00
Tangible Capital (to Adjusted Total Assets)	265,445	8.32	47,831	1.50	N/A	N/A
Currently, we are not subject to any consolidated regulatory capital requirements, however for comparative information the following table shows our capital levels on a consolidated basis as of September 30, 2009 (dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
Superior Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$257,197	8.08%	$127,277	4.00%	$159,097	5.00%
Total Capital (to Risk Weighted Assets)	290,460	11.00	211,203	8.00	264,004	10.00
Tier 1 Capital (to Risk Weighted Assets)	257,197	9.74	N/A	N/A	158,402	6.00
Tangible Capital (to Adjusted Total Assets)	257,197	8.08	47,729	1.50	N/A	N/A
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities used $23.5 million in funds in the first nine months of 2009, primarily due to an increase in mortgage loans held for sale. This compares to net funds provided by operating activities of $28.4 million in the first nine months of 2008, primarily due to a net decrease of $18.1 million in mortgage loans held for sale plus $7.8 million in depreciation and amortization expense and $10.1 million in the provision for loan losses offset by a net loss of $4.9 million.
Investing activities resulted in a $105.2 million net use of funds in the first nine months of 2009, primarily due to an increase in loans offset by principal paydowns in the investment securities portfolio. Investing activities were a $235 million net use of funds in the first nine months of 2008, primarily due to an increase in loans.
Financing activities provided $171 million in funds during the first nine months of 2009, primarily as a result of an increase in customer deposits and proceeds from senior unsecured debt offset by the maturity of FHLB advances. Financing activities provided funds in the first nine months of 2008, primarily as a result of an increase in FHLB advances offset by the maturity of our brokered certificates of deposits. Our liquidity improved significantly as compared to the corresponding 2008 quarter. We continue to make significant progress in reducing reliance on non-customer funding sources for the Bank. This has been one of our key strategic goals, and this quarter’s results are very significant. Our branching program contributed significantly to this progress. To date, new branches have added approximately $430 million in core deposits. We expect these branches to make continued contributions to our growth in the future, as most of them have yet to reach maturity in their markets.
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
We measure our interest rate risk by analyzing the re-pricing correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation, and economic value of equity (“EVE”) modeling. The following is a comparison of these measurements as of September 30, 2009 to December 31, 2008 (dollars in thousands):

	September 30,	December 31,
12-Month Gap	2009	2008
Interest-bearing liabilities in excess of interest-earning assets based on repricing date	$(170,000)	$(297,000)
Cumulative 12-month Gap Ratio	.92	.86

Increase (Decrease) in Net Interest Income
Change (in Basis Points) in Interest	September 30, 2009		December 31, 2008
Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+200 BP (1)	$4,257	4.2%	$1,200	1.7%
- 200 BP (2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy.

(2)	Not considered meaningful in the current rate environment

Our net interest income simulation model assumes an instantaneous and parallel increase or decrease in interest rates of 200 and 100 basis points. EVE is a concept related to our longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings capacity. The greater our EVE, the greater our earnings capacity. Our EVE model assumes an instantaneous and parallel increase or decrease of 200 and 100 basis points. The EVE produced by these scenarios is within our asset and liability management policy. The following table shows the Bank’s EVE as of September 30, 2009:

Change (in Basis Points) in		Change
Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$333,816	$15,976	5.0%
+ 100 BP	328,461	10,621	3.3
0 BP	317,840	—	—
- 100 BP	323,200	(5,360)	(1.7)
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
We conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and CFO, as of September 30, 2009. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that material information relating to Superior Bancorp and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
FDIC insurance premiums have increased substantially in 2009 already, and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five-basis-point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Between July 15, 2009 and July 28, 2009, we sold 1,491,618 shares of our common stock, $.001 par value per share, at prices ranging from $2.21 to $2.71 per share to approximately 20 accredited investors in a series of transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Securities and Exchange Commission Regulation D. Superior Bancorp received total cash consideration of approximately $3.3 million in connection with these transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to our stockholders for approval during the third quarter of 2009.
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