Form 10-Q/A
period 2009-03-31
SUPERIOR BANCORP
filed 2009-12-11
CIK 1065298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note
This Amendment No. 2 on Form 10-Q/A to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“Amendment No. 2”) is being filed to amend the disclosure under Item 4, “Controls and Procedures,” of Part I of the Quarterly Report on Form 10-Q/A Amendment No. 1 of Superior Bancorp for the quarter ended March 31, 2009 (“Amendment No. 1”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009. We have modified Part I Item 4, “Controls and Procedures,” in this Amendment No. 2 in response to comments contained in a letter received from the SEC regarding management’s conclusion that our internal control over financial reporting was effective as of March 31, 2009. The only modification that has been made to Item 4 is the addition of the following:
As described in the Explanatory Note and Note 1 to the condensed consolidated financial statements we have restated our unaudited condensed consolidated financial statements as of, and for the quarter ended March 31, 2009. In addition, we are currently filing an Amendment No. 1 on Form 10-Q/A to amend and restate our unaudited condensed consolidated financial statements as of, and for the quarter ended June 30, 2009. As such, our certifying officers, despite the restatement, have concluded that our disclosure controls and procedures related to the fair value measurements and other-than-temporary impairment (“OTTI”) of our pooled and single-issue trust preferred securities were effective for the reporting periods ended March 31 and June 30, 2009. Our certifying officers based their conclusion on the following:
•	established formal procedures, applied on a consistent basis, for the measurement of fair values and the determination of any potential OTTI were in place;
•	these formal procedures were performed by competent and experienced personnel, and reviews were conducted at the appropriate levels regarding key assumptions and methodologies, and finally;
•	established formal procedures for the recording and disclosure of these fair value measurements and OTTI existed and were conducted by competent and experienced personnel.
Considering the extraordinary economic environment and market conditions that existed at March 31 and June 30, 2009 we believe the disclosure controls and procedures in place were designed and operating in a manner which provided reasonable assurance that we had valued these securities appropriately and identified any OTTI. At the time, management considered all available information given the conditions of the market and the complexity of the pooled instruments. In addition, the single-issue instruments were issued by privately-held institutions and certain information about those instruments was not available.
Except as described in this Explanatory Note and as contained in this Amendment No. 2, we have not modified or updated any other disclosures presented in Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”), originally filed with the SEC on May 8, 2009, or modify or update those disclosures, including the exhibits to the Form 10-Q. Accordingly, this Amendment No. 2 should be read in conjunction with our Amendment No. 1 and filings with the SEC subsequent to the filing of the Form 10-Q.
In addition, we are currently filing an Amendment No. 2 on Form 10-Q/A to amend the disclosure under Item 4 for the quarter ended June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
As described in the Explanatory Note and Note 1 to the condensed consolidated financial statements we have restated our unaudited condensed consolidated financial statements as of, and for the quarter ended March 31, 2009. In addition, we are currently filing an Amendment No. 1 on Form 10-Q/A to amend and restate our unaudited condensed consolidated financial statements as of, and for the quarter ended June 30, 2009. As such, our certifying officers, despite the restatement, have concluded that our disclosure controls and procedures related to the fair value measurements and other-than-temporary impairment (“OTTI”) of our pooled and single-issue trust preferred securities were effective for the reporting periods ended March 31 and June 30, 2009. Our certifying officers based their conclusion on the following:
•	established formal procedures, applied on a consistent basis, for the measurement of fair values and the determination of any potential OTTI were in place;
•	these formal procedures were performed by competent and experienced personnel, and reviews were conducted at the appropriate levels regarding key assumptions and methodologies, and finally;
•	established formal procedures for the recording and disclosure of these fair value measurements and OTTI existed and were conducted by competent and experienced personnel.
Considering the extraordinary economic environment and market conditions that existed at March 31 and June 30, 2009 we believe the disclosure controls and procedures in place were designed and operating in a manner which provided reasonable assurance that we had valued these securities appropriately and identified any OTTI. At the time, management considered all available information given the conditions of the market and the complexity of the pooled instruments. In addition, the single-issue instruments were issued by privately-held institutions and certain information about those instruments was not available.

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

Date: December 11, 2009	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: December 11, 2009	By:	/s/ James A. White
James A. White
Chief Financial Officer (Principal Financial Officer)

5