Form 10-Q/A
period 2009-06-30
SUPERIOR BANCORP
filed 2009-12-11
CIK 1065298

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

Explanatory Note
This Amendment No. 2 on Form 10-Q/A to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (“Amendment No. 2”) is being filed to amend the disclosure under Item 4, “Controls and Procedures,” of Part I of the Quarterly Report on Form 10-Q/A Amendment No. 1 of Superior Bancorp for the quarter ended June 30, 2009 (“Amendment No. 1”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009. We have modified Part I Item 4, “Controls and Procedures,” in this Amendment No. 2 in response to a comment contained in a letter received from the SEC regarding management’s conclusion that our internal control over financial reporting was effective as of June 30, 2009. The only modification that has been made to Item 4 is the addition of the following:
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
Except as described in this Explanatory Note and as contained in this Amendment No. 2, we have not modified or updated any other disclosures presented in Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”), originally filed with the SEC on August 10, 2009, or modify or update those disclosures, including the exhibits to the Form 10-Q. Accordingly, this Amendment No. 2 should be read in conjunction with our Amendment No. 1 and filings with the SEC subsequent to the filing of the Form 10-Q.
In addition, we are currently filing an Amendment No. 2 on Form 10-Q/A to amend the disclosure under Item 4 for the quarter ended March 31, 2009.

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