Form 10-K
period 2009-12-31
SUPERIOR BANCORP
filed 2010-03-11
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009, based on a closing price of $2.61 per share of common stock, was $23,029,643.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: the number of shares outstanding as of March 3, 2010, of the registrant’s only issued and outstanding class of common stock, its $.001 per share par value common stock, was 11,687,406.
DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders that will be filed no later than April 30, 2010.

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	83
Item 8.	Financial Statements and Supplementary Data	83
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	157
Item 9A.	Controls and Procedures	157
Item 9B.	Other Information	159

PART III
Item 10.	Directors and Executive Officers of the Registrant	159
Item 11.	Executive Compensation	159
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	159
Item 13.	Certain Relationships and Related Transactions	159
Item 14.	Principal Accounting Fees and Services	159

PART IV
Item 15.	Exhibits, Financial Statement Schedules	159
SIGNATURES		164
EX-(4)-23
EX-(4)-24
EX-(4)-25
EX-(4)-26
EX-(10)-29
EX-(10)-30
EX-(10)-31
EX-21
EX-23
EX-31
EX-32
EX-99

PART I

Item 1.	Business.

General

Superior Bancorp is a Delaware-chartered nondiversified unitary savings and loan holding company headquartered in Birmingham, Alabama. We offer a broad range of banking and related services in 73 locations in Alabama and Florida through Superior Bank, our principal subsidiary. Superior Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in North Alabama. We had assets of approximately $3.222 billion, loans of approximately $2.473 billion, deposits of approximately $2.657 billion and stockholders’ equity of approximately $191.7 million at December 31, 2009. Our principal executive offices are located at 17 North 20th Street, Birmingham, Alabama 35203, and our telephone number is (205) 327-1400.

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

During 2006 and 2007, we expanded our franchise with three strategic acquisitions. On August 31, 2006, we entered the Tampa, Florida market when we acquired Kensington Bankshares, Inc. (“Kensington”) and its subsidiary, First Kensington Bank. On November 7, 2006, we increased our market presence in North Alabama by acquiring Community Bancshares, Inc. (“Community”) and its subsidiary, Community Bank. On July 27, 2007, we acquired People’s Community Bancshares, Inc. (“People’s”) and its subsidiary, People’s Community Bank of the West Coast, adding three branches in Sarasota and Manatee Counties in Florida to our franchise.

Strategy

Operations.  We focus our services on small to medium-sized businesses, as well as professionals and individuals, emphasizing our local decision-making, effective response time and personalized service. As a result, we conduct our business on a decentralized basis with respect to deposit gathering and most credit decisions, utilizing local knowledge and authority to make these decisions. We supplement this decentralized management approach with centralized loan administration, policy oversight, credit review, audit, legal, asset/liability management, data processing, human resources and risk management systems. We implement these standardized administrative and operational policies at each of our locations while retaining local management and advisory directors to capitalize on their knowledge of the local community.

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

Superior Bank has branches in:

Alabama(45)		Florida(28)

Albertville	Andalusia	Altha	Apalachicola
Arab	Athens	Beverly Hills	Blountstown
Birmingham	Blountsville	Bradenton	Bristol
Chelsea	Childersburg	Brooksville	Clearwater
Cleveland	Cullman	Dunnellon	Homosassa
Decatur	Elkmont	Inverness	Marianna
Falkville	Gadsden	New Port Richey	Palm Harbor
Gardendale	Guntersville	Panama City	Port Richey
Gurley	Haleyville	Port St. Joe	Sarasota
Hamilton	Hartselle	Spring Hill	Sun City Center(4)
Hoover(2)	Huntsville(3)	Tallahassee(2)	Tampa(2)
Madison(2)	Meridianville	Wesley Chapel
Monroeville	Montgomery
Mountain Brook	New Hope
Oneonta(2)	Opp
Pelham	Rainbow City
Rogersville	Samson
Snead	Sylacauga
Trussville	Uniontown
Warrior(2)

Superior Bank’s finance companies have 24 offices in Albertville, Anniston, Arab, Attalla, Athens, Boaz, Cullman (2), Decatur, Florence, Fort Payne, Gadsden, Gardendale, Hartselle, Huntsville (2), Jasper (2), Moody, Northport, Oneonta, Oxford, Pell City and Talladega, Alabama.

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

Lending Activities

General.  We offer various lending services, including real estate, consumer and commercial loans, primarily to businesses and other organizations and individuals that are located in or conduct a substantial portion of their business in our market areas. Our total loans at December 31, 2009 were $2.473 billion, or 85.4% of total earning assets. The interest rates we charge on loans vary with the risk, maturity and amount of the loan and are subject to competitive pressures, money market rates, availability of funds and government regulations. We do not have any foreign loans or loans for highly leveraged transactions.

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

We use generally recognized loan underwriting criteria, and attempt to minimize credit losses through various means. In particular, on larger credits, we generally rely on the cash flow of a debtor as the primary source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral. As of December 31, 2009, approximately 72% of our loan portfolio consisted of loans that had variable interest rates or matured within one year.

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

Loan Portfolio

The following is a summary of our total loan portfolio as of December 31, 2009 (dollars in thousands):

	Amount	Percent

Commercial and industrial	$213,329	8.62%
Real estate:
Construction and land development
Residential development — Alabama	163,978	6.62%
— Florida	129,590	5.24%
— Other	7,856	0.32%

Total residential development	301,424	12.18%

Commercial development — Alabama	102,339	4.13%
— Florida	265,767	10.74%
— Other	10,915	0.44%

Total commercial development	379,021	15.31%

Total construction and land development	680,445	27.49%

Single-family mortgages	691,364	27.93%
Nonresidential mortgages	830,698	33.55%

Total real estate portfolio	2,202,507	88.97%

Consumer	58,785	2.37%
Other	969	0.04%

Total loans	$2,475,590	100.00%

Our loan portfolio is our largest earning asset category. Loans secured by both residential and commercial real estate are a significant component of our loan portfolio, constituting $2.203 billion, or 89.0% of total loans, at December 31, 2009.

Nonresidential Mortgage Loans.  At December 31, 2009, $830.7 million, or 33.6% of our total loan portfolio, consisted of non-residential mortgage loans. Our commercial real estate loans primarily provide financing for income-producing properties such as shopping centers, multi-family complexes and office buildings and for owner-occupied properties (primarily light industrial facilities and office buildings). These loans are underwritten with loan-to-value (“LTV”) ratios ranging, on average, from 65% to 85% based upon the type of property being financed and the financial strength of the borrower. For owner-occupied commercial buildings, we underwrite the financial capability of the owner, with an 85% maximum LTV ratio. For income-producing improved real estate, we underwrite based on the strength of the leases, especially those of any anchor tenants, with minimum debt service coverage of 1.2:1 and an 85% maximum LTV ratio. While evaluation of collateral is an essential part of the underwriting process for these loans, repayment ability is determined from analysis of the borrower’s earnings and cash flow. Terms are typically 3 to 5 years and may have payments through the date of maturity based on a 15- to 30-year amortization schedule. As of December 31, 2009, owner-occupied properties comprised approximately 28.4%, or $236.2 million, of total nonresidential mortgage loans, of which $128.2 million were located in the Florida Region and the remaining amount located primarily in the Alabama Region. Non-owner occupied properties are primarily in the office, hospitality, and retail sectors and totaled approximately $118.0 million, or 14.2% of nonresidential mortgage loans, $98.7 million, or 11.9% of nonresidential mortgage loans, and $82.6 million, or 9.9% of nonresidential mortgages, respectively, at December 31, 2009. Geographically, 74.9% of the office sector, 88.5% of the hospitality sector, and 55.9% of the retail sector were located in the Florida Region, with the remaining portfolio in the Alabama Region.

Single-Family Mortgage Loans.  At December 31, 2009, $691.4 million, or 27.9% of our total loan portfolio, consisted of single-family mortgage loans. Single-family mortgage loans are loans that are traditionally secured by first or second liens on 1-4 family properties. At December 31, 2009, single-family mortgage loans secured by first liens accounted for $556.9 million, or 22.5% of total loans. Home equity products totaled $134.5 million, or 5.4% of total loans. Home equity products are also centrally underwritten with strict adherence to internal loan policy guidelines to ensure that borrowers have appropriate credit ratings and capacity to repay and that adequate collateral or LTV is obtained.

Construction and Land Development Loans.  We make loans to finance the construction of and improvements to single-family and multi-family housing and commercial structures as well as loans for land development. At December 31, 2009, $680.4 million, or 27.5% of our total loan portfolio, consisted of such loans. Within this portfolio, approximately $301.4 million, or 44.3%, was related to residential development and construction. Of the residential construction loans, 57.0% were located in the Alabama Region with the remainder located in the Florida Region. The largest category in the residential development and construction portfolio was related to the development of single-family lots and undeveloped land held for future residential development. These categories represent approximately $203.0 million, or 67.4%, of this portfolio with the remaining $98.4 million relative to the vertical construction of residential properties. An important component of the vertical construction segment is the single-family spec home construction loans. For these loans management closely monitors the aging of the builders’ spec home inventories to ensure turnover and to enable management to look for early signs of weakness within our markets. Spec homes that are 100% complete and remain in inventory for over nine months after completion are considered aged spec homes. As of December 31, 2009, approximately $21.1 million (76 homes with an approximate average loan balance of $275,000) were classified as aged.

For construction loans related to income-producing properties, the underwriting criteria are the same as outlined above under the heading, “Nonresidential Mortgage Loans.” Loans for this category accounted for $228.8 million, or 60.4% of the total commercial construction and land development loans. Geographically, approximately 70.1% of this total category was located in the Florida Region, with the remaining loans located primarily in the Alabama Region. The three largest sectors within this category were retail, hotel/motel and office buildings which collectively accounted for approximately $158.9 million, or 41.9% of the total commercial construction loans. Individually, the retail construction loans accounted for the largest sector, with approximately $64.1 million, or 16.9%, hotel/motel building loans accounted for approximately $61.9 million, or 16.3%, and office construction loans accounted for approximately $32.9 million, or 8.7% of the total commercial construction. Approximately 87.1% of these three sectors were located in the Florida Region, with the remainder primarily located in the Alabama Region.

Commercial and Industrial Loans.  We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates and are secured by eligible accounts receivable, inventory or equipment. We attempt to reduce our credit risk on commercial loans by limiting the loan-to-value ratio to 80% on loans secured by eligible accounts receivable, 50% on loans secured by inventory and 75% on loans secured by equipment. Commercial and industrial loans comprised approximately $213.3 million, or 8.6% of our loan portfolio, at December 31, 2009. We also, from time to time, make unsecured commercial loans based on the cash flow of the business.

Consumer Loans.  Our consumer portfolio includes installment loans to individuals in our market areas and consists primarily of loans to purchase automobiles, recreational vehicles, mobile homes and consumer goods. Consumer loans comprised approximately $58.8 million, or 2.4% of our loan portfolio, at December 31, 2009. Consumer loans are underwritten based on the borrower’s income, current debt, credit history and collateral. Terms generally range from one to six years on automobile loans and one to three years on other consumer loans.

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

We have a loan review process designed to promote early identification of credit quality problems. We employ a risk rating system that assigns to each loan a rating that corresponds to its perceived credit risk. Risk ratings are the primary responsibility of the loan officer, and are subject to independent review by a centralized loan review department, which also performs ongoing, independent review and evaluation of the risk management process, including underwriting, documentation and collateral control. Regular reports are made to senior management and the Board of Directors regarding credit quality as measured by assigned risk ratings and other measures, including, but not limited to, the level of past due percentages and nonperforming assets. The loan review function is centralized and independent of the lending function.

Deposits and Other Funding

At December 31, 2009, our deposits totaled $2.657 billion which consisted of approximately 88.0% in direct customer deposits, 2.8% of wholesale money market deposits and 9.2% of brokered certificates of deposits. Core deposits are our principal source of funds, constituting approximately 71.1% of our total deposits as of December 31, 2009. Core deposits consist of demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit (excluding certificates of deposits over $100,000). Transaction accounts include checking, money market and NOW accounts that provide Superior Bank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for Superior Bank is certificates of deposit. Certificates of deposit in excess of $100,000 are approximately $758.6 million, or 28.6% of our deposits, of which, approximately $244.9 million consist of wholesale, or “brokered,” certificates of deposits, at December 31, 2009.

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

Competition

The banking industry is highly competitive, and our profitability depends principally upon our ability to compete in our market areas. In our market areas, we face competition from both super-regional banks and smaller community banks, as well as non-bank financial services companies. We encounter strong competition both in making loans and attracting deposits. Superior Bank is now the second largest bank headquartered in Alabama and the largest community bank in Alabama. We fully anticipate being the beneficiary of the unsettled market conditions these changes have brought and will bring to the affected organizations in our markets. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges. Customers also consider the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Customers may also take into account the fact that other banks offer different services. Many of the large super-regional banks against which we compete have significantly greater lending limits and may offer additional products; however, we believe we have been able to compete effectively with other financial institutions, regardless of their size, by emphasizing customer service and by providing a wide array of services. In addition, most of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. See “Supervision and Regulation.” Competition may further intensify if additional financial services companies enter markets in which we conduct business.

Employees

As of December 31, 2009, we employed approximately 828 full-time equivalent employees, primarily at Superior Bank. We believe that our employee relations have been and continue to be good.

Supervision and Regulation

General.  Superior Bancorp, as a nondiversified unitary savings and loan holding company, and Superior Bank, as a federal savings bank, are required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). We are subject to extensive regulation, examination and supervision by the OTS, as our primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the deposit insurer. We are a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. We must file periodic reports with the OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS conducts periodic examinations to test our safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. A number of proposals have been introduced in Congress to change the regulation of financial institutions like Superior Bancorp and Superior Bank. Any change in regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to thrifts and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation.  We are a nondiversified unitary savings and loan holding company within the meaning of such terms under federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that certain savings and loan holding companies may only engage in such activities. Since we became a savings and loan holding company in 2005, we are limited to such activities. Upon any non-supervisory acquisition by us of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, we would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by the OTS regulations. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, Superior Bancorp has agreed to seek approval of the OTS prior to paying a dividend or making a capital contribution to its stockholders. Federal regulations also prescribe such restrictions on subsidiary savings institutions, as described below. Superior Bank must notify the OTS before declaring any dividend to Superior Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS, and the OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

The risk-based capital standard for savings institutions requires the maintenance of ratios of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, and assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital includes, among other things, common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries. The components of supplementary capital currently include, among other things, mandatory convertible securities, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2009, Superior Bank met each of its capital requirements.

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

Insurance of Deposit Accounts.  Superior Bank is a member of the Deposit Insurance Fund of the FDIC. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of four categories based upon a combination of their capitalization and examination ratings. An institution’s assessment depends upon the category to which it is assigned. An institution assigned to the category with the lowest risk also has certain financial ratios taken into account in determining assessment rates, unless it is a large institution with at least one long-term debt issuer rating, in which case the rating will be taken into account in determining its assessment rate. Assessment rates for Deposit Insurance Fund members were amended effective April 1, 2009, to provide for an initial base assessment rate ranging from 12 basis points for the healthiest institutions to 45 basis points for the riskiest. The initial base assessment rate will be subject to potential decrease for long-term unsecured debt and, for smaller institutions, a portion of Tier 1 capital, and potential increases for secured liabilities above a certain amount and, for institutions not in the lowest risk category, brokered deposits above a certain amount. The adjusted assessment rates can range from seven basis points for institutions in the lowest risk category to 77.5 basis points for institutions in the highest risk category. The FDIC also imposed an emergency special assessment of up to five basis points on all insured depository institutions as of June 30, 2009. The FDIC required all insured institutions to prepay insurance premiums through 2012. In the case of Superior, this prepayment aggregated $15.9 million in the fourth quarter of 2009. Future increases in Deposit Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Superior Bank. Management cannot predict what insurance assessment rates will be in the future.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, Superior Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

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

FHLB System.  Superior Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions. Superior Bank, as a member of the FHLB System, is required to acquire and hold shares of capital stock in the applicable FHLB (Atlanta) in an amount at least equal to 0.18% of our total assets not to exceed $25 million plus 4.5% of our outstanding advances. Superior Bank was in compliance with this requirement at December 31, 2009, with an investment in FHLB stock of $18.2 million.

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

USA Patriot Act.  The USA Patriot Act, passed in 2001, strengthened the ability of the United States government to detect and prosecute international money laundering and the financing of terrorism. Among its provisions, the USA Patriot Act requires that regulated financial institutions: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for any foreign correspondent banking relationships. We have adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update our policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Emergency Economic Stabilization Act.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the United States Department of the Treasury (” the Treasury Department”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Treasury Department announced that the Treasury Department would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury Department made $250 billion of capital available to U.S. financial institutions, usually through the purchase of preferred stock. The Treasury Department was to receive from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the Treasury Department holds equity issued under the CPP.

On December 5, 2008, Superior Bancorp issued and sold, and the Treasury Department purchased, (i) 69,000 shares (the “Preferred Stock”) of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 1,923,792 shares of its voting common stock, par value $0.001 per share, at an exercise price of $5.38 per share, for an aggregate purchase price of $69 million in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On December 11, 2009, Superior Bancorp and the Treasury Department entered into an exchange agreement pursuant to which the Preferred Stock held by the Treasury Department was exchanged for new trust preferred securities issued by Superior Capital Trust II, a wholly-owned subsidiary of Superior Bancorp. Participants in the CPP were required to accept several compensation-related limitations. Each of Superior Bancorp’s senior executive officers on December 5, 2008 agreed in writing to accept the compensation standards in existence at that time under the CPP and thereby cap or eliminate some of their contractual or legal rights. The provisions agreed to were as follows (but see below under the heading “American Recovery and Reinvestment Act of 2009” for more recently enacted compensation standards):

•	No golden parachute payments. “Golden parachute payment” under the CPP means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination. Superior Bancorp’s senior executive officers have agreed to forego all golden parachute payments for as long as: (i) they remain “senior executive officers” (CEO, CFO and the next three highest-paid executive officers); (ii) and the Treasury Department continues to hold equity or debt securities Superior Bancorp issued to it under the CPP (the “Covered Period”).

•	Recovery of Bonuses and Incentive Compensation if Based on Certain Material Inaccuracies. Superior Bancorp’s officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during our participation in the CPP that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•	No Compensation Arrangements That Encourage Excessive Risks. During the Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our company. To make sure this does not happen, Superior Bancorp’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in the light of our risk management policies and practices. Our senior executive officers’ written agreements include their obligation to execute whatever documents may be required in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•	Limit on Federal Income Tax Deductions. During the Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.

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

•	No severance payments. Under the ARRA “golden parachutes” were redefined as any payment for departure from the Company for any reason, except for payments for services performed or benefits accrued. Consequently under the ARRA Superior Bancorp is prohibited from making any severance payment to our “senior executive officers” (defined in the ARRA as the five highest paid senior executive officers) and our next five most highly compensated employees during the Covered Period).

•	Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The ARRA also contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any senior executive officers or the next 20 most highly compensated employees during the Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•	No Compensation Arrangements That Encourage Earnings Manipulation. During the Covered Period, the ARRA prohibits compensation arrangements that encourage manipulation of reported earnings to enhance the compensation of any employees.

•	Limit on Incentive Compensation. The ARRA contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any senior executive officers during the Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the Covered Period, (ii) have a value not greater than one-third of the total annual compensation of the officer and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury Department. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•	Compensation and Human Resources Committee Functions. The ARRA requires that the compensation committees of CPP recipients be composed solely of independent directors and that those compensation committees meet at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans.

•	Compliance Certifications. The ARRA also requires a written certification by CEOs and CFOs of compliance with the provisions of the ARRA.

•	Treasury Department Review of Excessive Bonuses Previously Paid. The ARRA directs the Secretary of the Treasury Department to review all compensation paid to the senior executive officers and the next 20 most highly compensated employees of CPP participants to determine whether any such payments were inconsistent with the purposes of the ARRA or were otherwise contrary to the public interest. If the Secretary of the Treasury Department makes such a finding, the Secretary of the Treasury Department is directed to negotiate with the CPP participant and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•	Say on Pay Vote. Under the ARRA the Securities and Exchange Commission is required to promulgate rules requiring a non-binding “say on pay” vote by the shareholders on executive compensation at the annual meeting during the Covered Period. Superior Bancorp has included such a proposal in its Proxy Statement for its upcoming 2010 annual stockholders’ meeting.

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

Instability of Regulatory Structure

Various bills are routinely introduced in the United States Congress and state legislatures with respect to the regulation of financial institutions. In addition, there has been a significant increase over the past year in legislative proposals and proposals by the administration to re-regulate financial institutions on a fundamental basis. Some of these proposals, if adopted, could significantly change the regulation of banks, thrifts and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect Superior Bancorp.

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

Available Information

We maintain an Internet website at www.superiorbank.com. We make available free of charge through our website various reports that we file with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission. From our home page at www.superiorbank.com, go to and click on “About Superior” and click on “SEC Filings” to access these reports. You may read and copy any document Superior Bancorp files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information about the public reference room. The Securities and Exchange Commission maintains a website at www.sec.gov that contains reports, proxy and other information statements regarding issuers, like us, that file electronically with the Securities and Exchange Commission.

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

Enterprise Risk Management (“ERM”)

Our business, and an investment in our securities, involves risks. Our internal ERM program is a process designed to identify and manage inherent risks within our allowable risk profile and to provide reasonable assurance regarding achievement of our objectives. ERM activities are coordinated by the Chief Risk Officer and include participation of the business line managers and oversight by executive management. During the past year, our Board of Directors approved an ERM policy and delegated responsibility for Board of Directors oversight to the Audit and ERM Committee. Also, the Board of Directors approved the first two phases of implementation.

In phase one, we identified and documented the major risks to be tracked. These are: (1) capital, (2) compliance, regulatory, legislative, legal and governance, (3) credit, (4) interest rate risk, liquidity and funding, (5) investments, (6) operational, information technology, and environmental, (7) reporting, (8) reputational, (9) strategic and (10) compensation and human resources.

Capital risk is the ability to hold adequate levels of capital so that we can absorb unexpected losses and withstand the stresses that arise from the ups and downs of the economy. Compliance, regulatory, legislative, legal and governance risk is the risk of loss resulting from failure to comply with laws as well as prudent ethical standards and contractual obligations. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Interest rate risk, liquidity, and funding risk focus on the impact to earnings and capital arising from movements in interest rates, the inability to accommodate liability maturities and deposit withdrawals, fund asset growth and meet contractual obligations through unconstrained access to funding at reasonable market rates. Investment risk is the variability of returns produced by an investment. Operational, information technology, and environmental risk is the risk of loss resulting from inadequate or failed internal processes, people and information systems or external events. Reporting risk includes events that may occur and adversely affect our ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. Reputational risk is the risk to earnings and capital arising from a negative public opinion and is assessed by recognizing the potential effect the public’s opinion could have on our franchise value. Strategic risk is the risk that adverse business decisions, ineffective or inappropriate business plans or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, execution and/or other intrinsic risks of business will impact our ability to meet our objectives. Compensation and human resource risk is the risk to current and future earnings arising from the inability to attract and retain talented employees, to comply with applicable laws, and to manage through human calamities such as management succession, management capabilities, local labor conditions, and employee tragedies (illness, injury or death).

After identifying these risks, we surveyed our business to determine the risk tracking and measuring activities already taking place. The measuring activities were documented by quarter throughout the year and compared to regulatory limits, if applicable, Board of Directors limits and/ or management established targets. Each risk was evaluated in the following four categories: (1) Inherent risk represents the risk to the company in the absence of any actions management might take to alter either the risk’s likelihood or impact, and is assessed as low, moderate, or high; (2) Quality of risk management is how well risks are identified, measured, controlled and monitored, and is assessed as weak, satisfactory, or strong; (3) Residual risk is a summary judgment of the risk that remains after management’s response to the risk, and is assessed as low, moderate, or high; and (4) Direction of risk indicates likely changes to the risk profile over the next twelve months and is assessed as increasing, stable, or decreasing. We provided a full report of the analytics, measuring activities, and assessments to the Audit and ERM Committee and a summary dashboard report was provided to the Board of Directors showing the outcome of the assessments of the risk categories. This reporting process will be continued in future quarters.

During the second phase risk owners identified the risks in their respective areas and evaluated the likelihood and impact of occurrence. The top ten risks where likelihood is almost certain and impact is major were identified and documented. These risks will be discussed with executive management and reported to the Audit and ERM Committee and Board of Directors at the next quarterly meetings. This reporting process will be continued in future quarters.

The ERM program is a continuous process to evaluate current risks and the appropriate analytics to measure it, and to evaluate action needed.

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

Risks Relating To Our Business

Recent Negative Developments in the Financial Services Industry and U.S. and Global Credit Markets May Adversely Impact Our Operations and Results.  Negative developments in the latter half of 2007, throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn into 2010 and possibly beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of those same institutions. Stock prices of thrift holding companies, such as ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. Further negative developments in the financial services industry could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

If the interest payments we make on our deposits increase relative to our interest income, we may be less profitable.  Our profitability depends to a large extent on Superior Bank’s net interest income, which is the difference between income from interest-earning assets, such as loans we make and investment securities we hold, and interest we pay on deposits and our own borrowings. Our net interest income is affected not only by actions we take, but by changes in general interest rate levels and by other economic factors beyond our control. Our net interest income may be reduced if (i) more interest-earning assets than interest-bearing liabilities re-price or mature at a time when interest rates are declining, or (ii) more interest-bearing liabilities than interest-earning assets re-price or mature at a time when interest rates are rising.

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

With most of our loans concentrated in a small number of markets, further declines in local economic conditions could adversely affect the values of our real estate collateral. Thus, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

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

We are subject to extensive regulation.  Our operations are subject to regulation by the OTS and the FDIC. We are also subject to applicable regulations of the FHLB. Regulation by these entities is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. We may incur substantial costs in complying with such regulations, and our failure to comply with them may expose us to substantial penalties.

In addition, we are subject to numerous consumer protection laws and other laws relating to the operation of financial institutions. Our failure to comply with such laws could expose us to liability, which could have a material adverse effect on our results of operations.

Federal regulation of the banking industry may change significantly due to the unprecedented economic decline and conditions in the banking industry.  Banking regulations are being reexamined, and the framework of bank regulatory organizations reconsidered, in the aftermath of the recent economic decline. In addition, for those financial institutions that were eligible for participation in the Treasury Department’s CPP (as Superior Bancorp was) new regulations have been promulgated addressing lending activity and compensation. The effect of these developments, including future regulatory changes, is impossible to predict.

Due to the current economic environment, the United States Congress and the federal banking regulators may consider any number of proposals for increased or different regulation of financial institutions. We cannot predict at this time what the effect of such changes in regulation would be.

We may require additional capital to fund our growth plans and to augment our capital.  Our business strategy includes the expansion of our business through the development of new locations and through the acquisition of other financial institutions and, to the extent permitted by applicable law, complementary businesses as appropriate opportunities arise. In order to finance such growth and to maintain required regulatory capital levels, we may require additional capital in the future. There can be no assurance that such capital will be available upon favorable terms, or at all.

We are dependent upon the services of our management team.  Our operations and strategy are directed by our senior management team, most of whom have joined Superior Bancorp since January 2005. Any loss of the services of members of our management team could have a material adverse effect on our results of operations and our ability to implement our business strategy.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.  Recent government efforts to strengthen the U.S. financial system, including the implementation of the ARRA, the EESA, the Temporary Liquidity Guarantee Program (“TLGP”) and special assessments imposed by the FDIC, subject participants to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed subsequently, may have a material and adverse effect on our business, financial condition, and results of operations.

The imposition of certain restrictions on our executive compensation as a result of our decision to participate in the CPP may have material adverse effects on our business and results of operations.  As a result of our election to participate in CPP, we have adopted the Treasury Department’s standards for executive compensation and corporate governance for the period during which the Treasury Department holds equity issued under the CPP. These standards generally apply to our Chief Executive Officer, our Chief Financial Officer and the three next most highly compensated executive officers, referred to collectively as the senior executive officers, and, in the case of some standards, to other of our employees as well. The standards include: (i) ensuring that incentive compensation plans and arrangements do not encourage unnecessary and excessive risks that threaten the value of us and Superior Bank, (ii) prohibiting a bonus payment to any of the five most highly compensated employees unless paid in the form of long-term restricted stock, (iii) requiring a “clawback” of any bonus or incentive compensation paid to a senior executive officer or any of the 20 next most highly compensation employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate, (iv) prohibiting golden parachute payments to a senior executive officer or any of the five next most highly compensated employees, (v) prohibiting reimbursement or “gross-up” of taxes paid with respect to compensation for any of our senior executive officers or the 20 next most highly compensated employees, and (vi) agreeing not to deduct for tax purposes compensation paid to an employee in excess of $500,000. These restrictions may place us at a competitive disadvantage in attracting and retaining management.

The holders of our subordinated debentures have rights that are senior to those of our stockholders.  As of December 31, 2009, we had $121.7 million of subordinated debentures issued in connection with trust preferred securities including $69,100,000 issued in connection with the trust preferred securities held by the Treasury Department. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends, even if otherwise payable, can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.  FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five-basis-point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense currently and for the foreseeable future. The FDIC required all insured institutions to prepay insurance premiums through 2012 in order to recapitalize the Deposit Insurance Fund. In the case of Superior, this prepayment aggregated $15.9 million in the fourth quarter of 2009. Future increases in Deposit Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Superior Bank. Management cannot predict what insurance assessment rates will be in the future.

If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.  At December 2009, we had outstanding $121.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. We have unconditionally guaranteed these trust preferred securities. There are currently five separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

Events of default under the indentures generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or Superior Bank.

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our common stock, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.

Risks Related To an Investment in Our Common Stock

Superior Bancorp’s stock price may be volatile due to limited trading volume and general market conditions.  Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, typically less than 75,000 shares per day and sometimes less. Trades involving a relatively small number of shares may have a significant effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Use of our common stock for future acquisitions or to raise capital to augment our existing capital base may be dilutive to existing stockholders.  When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the ownership interests of our existing stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters are located at 17 North 20th Street, Birmingham, Alabama. As of December 21, 1999, Superior Bancorp and Superior Bank, who jointly owned the building, converted the building into condominiums known as The Bank Condominiums. Superior Bank owns 16 condominium units. This space includes a branch of Superior Bank, various administrative offices, operations facilities and our headquarters. Thirteen units are owned by third parties. We have leased or are pursuing the lease or sale of certain units (or parts thereof) not currently needed for our operations.

We operate through facilities at 97 locations. We own 48 of these facilities and lease 49 of these facilities. Rental expense on the leased properties totaled approximately $3.8 million in 2009.

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

Our stockholders, at a special meeting held on November 19, 2009, voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 20 million to 200 million as follows:

			Broker
For	Against	Abstain	Non-Votes

7,446,967	1,765,439	138,851	0

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades on the NASDAQ Global Market under the ticker symbol “SUPR.” As of March 3, 2010, there were approximately 3,108 record holders of our common stock. The following table sets forth, for the calendar periods indicated, the range of high and low reported sales prices:

	High	Low

2008
First Quarter	$24.24	$17.00
Second Quarter	22.64	8.30
Third Quarter	12.50	5.41
Fourth Quarter	9.00	2.53
2009
First Quarter	$4.38	$1.69
Second Quarter	5.75	2.60
Third Quarter	3.99	1.96
Fourth Quarter	3.97	1.50
2010
First Quarter (through March 3, 2010)	$3.81	$2.71

On March 3, 2010, the last reported sale price for the common stock was $3.00 per share.

Issuer Purchases of Equity Securities

As discussed in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K, Superior Bancorp’s ability to repurchase its common stock is limited by the terms of the Purchase Agreement between Superior Bancorp and the Treasury Department. Under the CPP, the consent of the Treasury Department is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions prior to the earlier of (i) December 5, 2011, or

(ii) the date on which the trust preferred securities held by the Treasury Department are redeemed in whole or the Treasury Department has transferred all of the trust preferred securities to unaffiliated third parties. On December 11, 2009 Superior Bancorp and the Treasury Department entered into an exchange agreement pursuant to which the Preferred Stock held by the Treasury Department was exchanged for new trust preferred securities issued by Superior Capital Trust II, a wholly-owned subsidiary of Superior Bancorp.

Dividends

On December 5, 2008, we issued 69,000 shares of preferred stock to the Treasury Department in connection with our receipt of $69 million pursuant to the Troubled Assets Relief Program Capital Purchase Program (“TARP”). Dividends on this preferred stock were payable quarterly at an annual rate of five percent for the first five years and thereafter at an annual rate of nine percent. On December 11, 2009, the preferred stock held by the Treasury Department was exchanged for 69,000 shares of trust preferred securities of Superior Capital Trust II, which have a liquidation amount of $1,000 and on which we pay interest at an equivalent rate.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2009, relating to our equity compensation plans pursuant to which grants of options, restricted stock units or other rights to acquire shares may be granted in the future.

	Number of		Number of Shares
	Securities		Remaining Available for
	to be Issued Upon	Weighted-	Future Issuance Under
	Exercise of	Average Exercise	Equity Compensation
	Outstanding	Price of	Plans (Excluding
	Options, Warrants	Outstanding	Securities Reflected
Plan Category	and Rights	Options, Warrants	in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders(1)	535,538	$22.07	132,459
Equity Compensation Plans not Approved by Security Holders(2)	391,025	33.39	53,011

Total	926,563	$26.85	185,470

(1)	Excludes 74,301 shares of restricted stock granted under the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation.

(2)	Includes options covering (a) 390,735 shares issued to Messrs. Bailey, Scott and Gardner and three other management employees in connection with their employment agreements, (b) 53,011 shares reserved for issuance to other new management hires, and (c) 290 shares authorized and issued under the Commerce Bank of Alabama Stock Option Plan, which we assumed in the merger with Commerce Bank of Alabama in November 1998. We do not intend to grant any additional options under this plan.

2008 Incentive Compensation Plan.  The purpose of the Superior Bancorp 2008 Incentive Compensation Plan is to promote the success and enhance the value of Superior Bancorp by linking the personal interests of its directors, officers and employees to those of our stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to our stockholders. The plan is further intended to provide flexibility to us in its ability to motivate, attract, and retain the services of directors, officers and employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. The plan authorizes the grant of incentive stock options, nonqualified stock options and other awards, including stock appreciation rights, restricted stock and performance shares. The plan covers 300,000 shares of our common stock. As of December 31, 2009, the Compensation Committee has granted options to purchase 205,850 shares of our common stock which remain outstanding and restricted stock awards covering 9,000 shares of our common stock which remain outstanding. Those shares may be, in whole or in part, authorized but unissued shares or issued shares that we have reacquired.

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

Third Amended and Restated 1998 Stock Incentive Plan.  Superior Bancorp maintains the Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, but does not intend to make any additional awards under this plan. The plan authorizes the grant of incentive stock options, nonqualified stock options and other awards, including stock appreciation rights, restricted stock and performance shares. As of December 31, 2009, the Compensation Committee has granted options to purchase 327,528 shares of our common stock which remain outstanding and restricted stock awards covering 65,301 shares of our common stock which remain outstanding.

The Commerce Bank of Alabama Stock Incentive Compensation Plan.  We assumed the Commerce Bank of Alabama Incentive Compensation Plan in our acquisition of Commerce Bank of Alabama on November 6, 1998. This plan authorized the grant of incentive and nonqualified options to purchase common stock of Superior Bancorp. As of December 31, 2009, there were options outstanding under this plan to purchase 290 shares of common stock. We have not granted and do not intend to grant any additional options under this plan.

Performance Graph

The performance graph below compares our cumulative shareholder return on our common stock over the last five fiscal years to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Financial Index. Our cumulative shareholder return over a five-year period is based on an initial investment of $100 on December 31, 2004.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Superior Bancorp	100.00	138.64	137.79	65.25	9.63	9.99

NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31

SNL Southeast Thrift Index	100.00	91.00	106.95	46.06	26.23	16.27

SNL Southeast Thrift :  Includes all Major Exchange (NYSE, AMEX, NASDAQ) Thrifts in SNL’s coverage universe headquartered in AL, AR, FL, GA, MS, NC, SC, TN, VA, WV.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 is derived from our audited consolidated financial statements and related notes included in this Form 10-K. See “Item 8. Superior Bancorp and Subsidiaries Consolidated Financial Statements.”

	As of and For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Selected Statement of Financial Condition Data:
Assets	$3,221,869	$3,052,701	$2,885,425	$2,440,990	$1,415,469
Loans, net of unearned income	2,472,697	2,314,921	2,017,011	1,639,528	963,253
Allowance for loan losses	41,884	28,850	22,868	18,892	12,011
Investment securities	286,310	347,142	361,171	354,716	242,595
Deposits	2,656,573	2,342,988	2,200,611	1,870,841	1,043,695
Advances from FHLB	218,322	361,324	222,828	187,840	181,090
Notes payable	45,917	7,000	9,500	5,545	3,755
Subordinated debentures	84,170	60,884	53,744	44,006	31,959
Stockholders’ equity	191,704	251,239	350,042	276,087	105,065
Selected Statement of Operations Data:
Interest income	$162,082	$167,888	$171,929	$108,777	$77,280
Interest expense	69,520	84,603	96,767	61,383	38,255

Net interest income	92,562	83,285	75,162	47,394	39,025
Provision for loan losses	28,550	13,112	4,541	2,500	3,500
Noninterest income, excluding other-than-temporary impairment of securities (“OTTI”)	29,325	26,709	19,357	11,811	9,583
OTTI, net	(15,746)	(9,942)	—	—	—
Insurance Proceeds	—	—	—	—	5,114
Management separation costs	—	—	—	265	15,467
Goodwill impairment charge	—	160,306	—	—	—
Noninterest expense	110,485	94,372	78,223	49,520	45,153

(Loss) income before income (benefit) taxes	(32,894)	(167,738)	11,755	6,920	(10,398)
Income tax (benefit) expense	(13,005)	(4,588)	4,134	1,923	(4,612)

Net (loss) income	(19,889)	(163,150)	7,621	4,997	(5,786)
Preferred stock dividends and amortization	(4,193)	(311)	—	—	(305)
Gain on exchange of preferred stock to trust preferred securities	23,097	—	—	—	—
Effect of early conversion of preferred stock	—	—	—	—	(2,006)

Net (loss) income applicable to common stockholders	$(985)	$(163,461)	$7,621	$4,997	$(8,097)

Per Share Data:(5)
Net (loss) income — basic	$(0.09)	$(16.31)	$0.82	$0.85	$(1.69)
— diluted(1)	(0.09)	(16.31)	0.82	0.83	(1.69)
Weighted average shares outstanding — basic	10,687	10,021	9,244	5,852	4,789
Weighted average shares outstanding — diluted(1)	10,687	10,021	9,333	6,008	4,789
Common book value at period end	$15.69	$17.83	$34.91	$31.87	$20.83
Preferred shares outstanding at period end	—	69	—	—	—
Common shares outstanding at period end	11,668	10,075	10,027	8,663	5,043
Performance Ratios and Other Data:
Return on average assets	(0.63)%	(5.42)%	0.29%	0.30%	(0.41)%
Return on average stockholders’ equity	(8.16)	(46.58)	2.47	3.55	(5.68)
Net interest margin(2)(3)	3.28	3.27	3.37	3.17	3.14
Net interest spread(3)(4)	3.09	3.06	3.04	2.93	3.00
Average loan to average deposit ratio	97.11	97.50	92.80	93.12	88.82
Average interest-earning assets to average interest-bearing liabilities	107.57	106.38	107.54	106.01	104.58
Assets Quality Ratios:
Allowance for loan losses to nonperforming loans	26.25%	45.98%	92.77%	227.97%	261.17%
Allowance for loan losses to loans, net of unearned income	1.69	1.25	1.13	1.15	1.25
Nonperforming assets (“NPAs”) to loans plus NPAs, net of unearned income	8.01	3.56	1.44	0.62	0.67
NPAs to total assets	6.26	2.72	1.01	0.41	0.46
Net loan charge-offs to average loans	0.65	0.33	0.24	0.20	0.43
Net loan charge-offs as a percentage of:
Provision for loan losses	54.35	54.38	94.30	92.64	115.20
Allowance for loan losses	37.04	24.71	18.72	12.26	33.57

(1)	Common stock equivalents of 159,561, 65,226 and 250,500 shares were not included in computing diluted earnings per share for the twelve-month periods ended December 31, 2009, 2008 and 2005, respectively, because their effects were antidilutive.

(2)	Net interest income divided by average earning assets.

(3)	Calculated on a taxable equivalent basis.

(4)	Yield on average interest-earnings assets less rate on average interest-bearing liabilities.

(5)	Per-share data for all previous periods presented have been retroactively restated to reflect a 1-for-4 reverse stock split effective April 28, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following is a narrative discussion and analysis of significant changes in our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and selected financial data included elsewhere in this document.

Overview

Our principal subsidiary is Superior Bank, a federal savings bank. Superior Bank has principal offices in Birmingham, Alabama and Tampa, Florida, and operates 73 banking offices in Alabama (45) and Florida (28). Superior Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in North Alabama, doing business as 1st Community Credit and Superior Financial Services. We had assets of approximately $3.222 billion, loans of approximately $2.473 billion, deposits of approximately $2.657 billion and stockholders’ equity of approximately $191.7 million at December 31, 2009. Total assets increased 5.5% compared to $3.053 billion at December 31, 2008. Loans increased 6.8% compared to $2.315 billion at December 31, 2008. Total deposits at December 31, 2009 increased 13.4% from $2.343 billion at December 31, 2008. Our primary source of revenue is net interest income, the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by credit cost, including the provision for loan losses and losses and other costs on foreclosed properties (“foreclosure losses”), and other noninterest expenses, such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue, such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence.

2009 proved to be a very challenging year, given the economic conditions faced by our country, our markets and our bank. In response to these challenges, we focused our efforts on two primary objectives: assuring our customers that we were still doing business with regard to making loans, accepting deposits and fulfilling their banking needs, and managing the current credit cycle at the least cost to our shareholders. Additionally, we have focused internally on preparing our company for 2010 by a number of logical, well-timed and sensible steps designed to position us to have a capital structure that is unassailable in these uncertain times. In November 2009, our shareholders approved an increase in our authorized shares from 20 million to 200 million. In December 2009, we successfully completed the conversion of the Preferred Stock held by the Treasury Department under the TARP Capital Purchase Program into trust preferred securities, realizing a $23.1 million gain in the process. This non-dilutive action was equivalent to approximately $1.98 per share in increased common equity. After year-end, we announced agreements to exchange $7.5 million of our then-currently outstanding non-pooled trust preferred securities for newly issued common stock, which should result in the creation of $6.5 million additional common equity, and a projected gain of $0.15 per common share. We plan additional capital actions in 2010 consistent with market conditions.

Net interest income increased from $83.3 million for the year ended December 31, 2008 to $92.6 million for the year ended December 31, 2009. The net interest margin was 3.28% in 2009 compared to 3.27% in 2008. The effect on net interest margin of loans being placed on non-accruing status approximated 0.35% in 2009 (which includes foregone interest and the reversal of interest accrued during the year on those loans). The increase during 2009 in net interest income resulted from an increase in interest earning assets. Loan yields declined 90 basis points from 2008, but funding costs also declined 86 basis points from 2008. The decline in loan yields was due principally to an overall lower level of interest rates in 2009 as compared to 2008, plus the effect of higher levels of non-performing loans in 2009 as compared to 2008.

Despite the increase in interest income and relatively encouraging progress on the fee income front, the year’s progress was negatively impacted by increases in overall credit-related costs in light of the current economy. We incurred a net loss in 2009 of $19.9 million (before a $23.1 million gain on the exchange of Preferred Stock for trust preferred securities) compared to a loss of $163.2 million in 2008. (The 2008 loss included a goodwill impairment charge of $160.3 million.) Included in this year’s results were write-downs associated with investments in trust preferred securities issued by others and certain private-label mortgage-backed securities in our investment portfolio totaling $15.7 million for other-than-temporary impairments (“OTTI”) versus $9.9 million 2008, and an increase in credit-related costs (i.e. provisions for loan loans, OREO expense, collection costs, etc.) of $36.7 million.

Our loan loss provision was well above those in previous years, with a provision of $28.6 million for the year ended December 31, 2009, compared to $13.1 million for the prior year, and an increase in the allowance for loan losses of $13.0 million to $41.9 million at December 31, 2009. A portion of this provision related to charged-off loans, but a majority was used to increase our allowance for loan losses based on management’s estimate of loss in the loan portfolio based on management’s ongoing assessment of certain areas of risk. In addition, our losses and expenses on other real estate owned (“OREO”), were $8.1 million during the year ended December 31, 2009, which was a significant increase from the $0.9 million recorded in the prior year, reflecting several dispositions of foreclosed properties.

Management’s Response to Current Economic Environment.

Changes in Lending Policy.  Since the beginning of 2008, and in direct response to the depth of the current economic downturn and its apparent length, we have made significant and fundamental changes in our credit management process.

•	Credit Approval.

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

•	Credit Administration and Loan Review.

These functions operate on a centralized basis, and are responsible for reviewing for policy compliance and reporting all loans that are underwritten at the state level to executive management. In recent months, in response to the current economic conditions, we have tightened our underwriting standards. We are requiring more relationship-driven deals, where we are the primary, and in many cases, the only banking relationship for these prospective customers. All of these changes are intended to further strengthen our position and mitigate the risks associated with the current economic environment. In addition, we have established concentration guidelines for each major lending category, as well as sub-limits within each of these broad categories to provide risk rated limitations on our lending activities, both by nature of collateral and by geography.

•	Problem Asset Management.

Each significant problem asset is assigned to a senior officer for workout. At December 31, 2009, each of the 23 largest problem loans or foreclosed properties in a workout status is assigned to one of the four top executive credit officers of our company, reflecting our belief that in this manner we can bring the right combination of experience, short decision making lines of communication, and executive focus on reducing our totals of these assets in the least costly manner. This encompasses essentially all problem relationships of $1 million or more.

Loan Trends.  Our position on new credit formation is positive, but cautious. Our primary goal is to work with existing borrowers in making sure that loans we presently have are properly structured and are soundly underwritten. At December 31, 2009, this has resulted in an increase in balances outstanding in certain categories of loans, such as commercial construction lending, which increased $56.1 million, to a level of $379 million with the majority of increases related to construction of income producing properties such as apartments and student housing. Conversely, residential construction lending decreased approximately $13.3 million to a level of $301 million, as activity in this sector continued to slow over the course of 2009. This decrease included reductions in non-pre-sold (“spec”) residential, condominium, and undeveloped land loans. Other categories of commercial real estate lending were up approximately $75.1 million, related principally to increases in income producing properties such as apartments, office buildings and the hospitality industry. In addition, 1-4 family residential mortgages grew approximately $36.1 million from December 31, 2008. As we look forward into 2011, we expect our stance to continue to remain cautious, with loan totals remaining flat to growing slowly. This is also consistent with our stance on capital preservation in the near term, as we seek to maintain the highest capital ratios possible in this uncertain environment so that we are in the position to resume growth and profitable lending, as conditions improve.

During the fourth quarter of 2009, we took advantage of a unique opportunity in the local market by bringing on board 60 mortgage originators and associated staff from an existing Alabama bank which had been taken into the Federal Deposit Insurance Corporation (the “FDIC”) receivership and sold to another financial institution. We believe this “no-cost” acquisition affords us a tremendous opportunity in both Alabama and Florida, not only to increase shareholder value but also to help people achieve their dream of home ownership through the expansion of our mortgage operation. Initially, we expect the new staff to approximately double our origination capability in Alabama, as well as significantly improve the efficiency of the secondary placement of our existing originations. Longer term, we expect this to raise our origination capability to a higher level in support of our Florida branches. These additions resulted in increases in operating expenses in the fourth quarter, but we expect this expansion to be solidly profitable on an incremental basis starting in 2010.

Consistent with the continuing economic decline’s effect on real estate-related credits, our non-performing loans increased during 2009 to $159.6 million, or 6.45% of loans at December 31, 2009, from $62.7 million, or 2.71% of loans at December 31, 2008. The overall increase in nonperforming assets was primarily related to real estate construction, commercial real estate and residential mortgage loan portfolios. Loans in the 30-89 days past due category increased to 1.84% of total loans at December 31, 2009 from 1.05% of total loans at December 31, 2008. Non-performing assets are 6.26% of total assets at December 31, 2009 compared to 2.72% at December 31, 2008.

The annualized ratio of net charged-off loans to average loans increased to 0.65% for the year ended December 31, 2009, compared to 0.33% for the year ended December 31, 2008. Of the $15.5 million net charge-offs in 2009, Superior Bank’s net charge-offs were $13.0 million, or 0.54% of consolidated average loans, and our two consumer finance companies’ net charge-offs were $2.5 million, or 0.10% of consolidated average loans.

The provision for loan losses was approximately $28.6 million for the year ended December 31 2009, increasing the allowance for loan losses to 1.69% of net loans, or $41.9 million, at December 31, 2009, compared to 1.25% of net loans, or $28.9 million, at December 31, 2008.

Liquidity and Capital.  Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $10.3 million, or 11.5%, to $99.8 million at December 31, 2009 from $89.4 million at December 31, 2008. At December 31, 2009, short-term liquid assets were 3.1% of total assets, compared to 2.9% at December 31, 2008. On March 31, 2009, Superior Bank completed a placement of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (“TLGP”) and is backed by the full faith and credit of the United States. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to a minimum of $250 million in additional funding from traditional sources. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.

Superior Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 10.69%, a Tier I core capital ratio of 7.79% and a Tier I risk-based capital ratio of 9.30% at December 31, 2009. Superior Bank’s tangible common equity ratio was 7.79% at December 31, 2009.

Our consolidated total risk based capital ratio was 11.01% and our tangible common equity ratio was 6.74% at December 31, 2009. While we have always been “well-capitalized,” we believe that the uncertain economic environment in which we find ourselves warrants taking advantage of every opportunity to strengthen our common equity. Our goal is to build a capital base that is unassailable, and places us in the position of being able to be a leader in the recovery of the economy in both of our key markets — Florida and Alabama. The following are all steps in a logical series to further improve our equity capital base:

•	During the third quarter of 2009, we sold 1.5 million shares of our common stock at prices ranging from $2.21 to $2.71 per share to approximately 20 accredited investors for total cash consideration of approximately $3.3 million.

•	At a special shareholders’ meeting held on November 19, 2009, we received shareholder approval for an increase in authorized shares from 20 million to 200 million.

•	During the fourth quarter, we successfully completed a conversion of $69 million of our Preferred Stock held by the Treasury Department for an identical amount of trust preferred securities issued by our wholly-owned subsidiary, Superior Capital Trust II, which is reflected as subordinated debt in our statement of financial condition. As a result of this exchange transaction, we recorded an accounting gain of approximately $23.1 million after-tax, reflecting the net benefit of the favorable interest rate terms of the trust preferred securities compared to current market rates. This gain reduced the net loss to common shareholders by $1.98 per common share.

•	Additionally, in January 2010, we secured agreements from the holders of $7.5 million of our then-currently outstanding non-pooled trust preferred securities to exchange those securities for newly issued common stock. When completed, we expect to record a net after-tax gain of $1.8 million ($0.15 per common share) upon exchange of the trust preferred securities. The ultimate effect of the transactions will be to increase our common equity by approximately $6.5 million, consisting of both the increase in equity upon recording the gain, and the fair value of the shares of common stock issued in conjunction with the exchange.

Regulatory Reform and Costs.  Besides the economy, the greatest risk of uncertainty for the banking industry continues to be the regulatory reform initiatives under consideration by the U.S. Congress and federal bank regulatory agencies. The activities of the “investment banking” and “non-bank financial institutions” became major catalysts for our current economic challenges. We believe that many of the proposed reforms are over-reactive and represent a sweeping “broad brush” approach that will be applied to all banks, regardless of size or culpability in the economic situation we face. The result may be an increase in government regulations, oversight and involvement in the daily business activities that should be best left to experienced bank management teams and their boards of directors. If enacted, these proposals will result in additional burdensome disclosures and red tape for our customers and additional cost to our stockholders. For the vast majority of well-run community banks, we believe this is totally unnecessary.

Healthy banks are clearly carrying the costly burden for the closing of many failed banks. For example, on a cash basis, our payments to the FDIC in 2009 exceeded $21 million, including both our annual assessments, a special assessment and a prepayment of three years’ estimated assessments as deposit insurance for current and future years to fund the current losses being incurred by the government for bank closings. We fully expect the prepayment to be absorbed by future bank failures prior to the end of three years, and therefore anticipate additional FDIC costs above those reflected above.

Critical Accounting Estimates

In preparing financial information, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the periods shown. The accounting principles we follow and the methods of applying these principles conform to accounting principles generally accepted in the United States and to general banking practices. Our most significant estimates and assumptions are related primarily to our allowance for loan losses, income taxes and fair value measurements and are summarized in the following discussion and in the notes to the consolidated financial statements.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

The recognition of deferred tax assets (“DTA”) is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the DTA. Although realization is not assured, we believe that the realization of the $29.5 million net DTA is more likely than not. This net DTA is comprised of $56.5 million of deferred tax assets, net of $25.8 million in deferred tax liabilities and a $1.2 million valuation allowance. The major components of the $56.5 million deferred tax asset are $7.4 million in general and AMT tax credit carryforwards, $11.6 million in net operating loss carryforwards and $37.5 million in deductions that have not yet been taken on a tax return. Our deferred tax liabilities of $25.8 million are comprised primarily of differences between the book and tax bases of certain assets and liabilities, of which $12.6 million are expected to reverse during the carryforward period to offset a corresponding amount of deferred tax asset. In general, net of the existing deferred tax liabilities, we will need to generate approximately $106 million of taxable income during the respective carryforward periods in order to fully realize our DTAs.

As a result of book losses incurred in 2009 and 2008, we are in three-year-cumulative loss position at December 31, 2009, and there are no taxes paid in prior years that are available for the carryback period. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. Our management has concluded that sufficient positive evidence exists to overcome this negative evidence. The positive evidence on which management based its conclusions includes the following:

•	Management forecasts sufficient taxable income in the next five years, even under stressed economic scenarios, to realize our DTA in the carryforward periods allowed under the respective federal and state revenue codes (see discussion below).

•	Management has a history of extremely accurate forecasting of asset/liability growth and corresponding interest margin, as well as reasonably accurate forecasting of controllable income and expense.

•	Our net interest margin remains strong and has steadily improved even in this weak economy.

•	Our liquidity is strong due to a mature branch network which provides a reliable and low cost funding source to support our interest margin.

•	We have stable levels of core operating noninterest income and noninterest expenses.

•	Our executive team is experienced in managing through difficult credit cycles.

•	A recent economic forecast indicates a strengthening real estate economy in Florida, which is the geographic focus of our credit concerns, and where we have approximately 49% of our loans and 71% of our classified loans.

•	Our general tax credit and federal net operating loss carryforwards do not begin expiring until the years 2018 and 2023, respectively. Our AMT credit carryforwards have no expiration. In addition, we do not have a history of our operating or tax credit carryforwards expiring unused.

The only tax planning strategy management considered involves the decision to hold any available-for-sale debt security in an unrealized loss position until they mature at which time our full investment will be recovered. The amount of our DTA considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further decreases in market conditions, or the economy, which could produce additional credit losses within our loan and investment portfolios. In that regard, our forecasted taxable income has been based on several economic scenarios which have been stressed in varying degrees to reflect slower economic recovery than currently anticipated by management, which under our model results in additional credit losses and the corresponding impact on the net interest margin. Each scenario was assigned individually for each year a probability of occurring, with the final five-year forecast comprising the scenarios that exceeded a cumulative probability of 50% (the more likely than not threshold) in any year. Even though our forecasts project taxable income for an eight-year period, management did not rely on any forecast after the fifth year because years six through eight did not exceed the more likely than not threshold. We evaluate quarterly the realizability of our net deferred tax assets and, if necessary adjust our valuation allowance accordingly (See Note 14 to the consolidated financial statements for additional disclosures regarding income taxes).

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

At December 31, 2009 and 2008, we had $213.8 million, or 38.2%, and $66.3 million, or 15.8%, respectively, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 19 to the consolidated financial statements, available-for-sale securities with a carrying value of $13.3 million and $18.5 million, at December 31, 2009 and 2008, respectively, were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities and trust preferred securities. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008 and that six private-label mortgage-backed securities be transferred during the second and third quarters of 2009.

Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings (See “Financial Condition — Investment Securities — Trust Preferred Securities” below for additional discussion). At December 31, 2009, the fair values of six private-label mortgage-backed securities totaling $7.4 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See “Financial Condition — Investment Securities — Mortgage-backed securities”). The remaining Level 3 assets totaling $200.5 million include loans which have been impaired, foreclosed other real estate and other real estate held for sale, which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is based primarily on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. See Note 19 to the consolidated financial statements for additional disclosures regarding fair value measurements.

Recently Issued Accounting Standards

See Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements for information regarding recently issued accounting standards.

Results of Operations

Year ended December 31, 2009 compared with Year ended December 31, 2008

Earnings.  We reported a net loss of $19.9 million for 2009, primarily the result of increases in the provision for loan losses of $15.4 million, foreclosure losses of $7.2 million, OTTI of $5.8 million, and FDIC assessments of $5.2 million. These expense increases were partially offset by an increase in net interest income of $9.3 million and mortgage banking income of $3.1 million. Changes in other components of our operations are discussed in the various sections that follow. The following table presents key earnings data for the periods indicated:

	Three Months		Year
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Net loss	$(11,501)	$(158,178)	$(19,889)	$(163,150)
Net income (loss) applicable to common shareholders	10,880	(158,489)	(985)	(163,461)
Net income (loss) per common share (diluted)	0.92	(15.80)	(0.09)	(16.31)
Net interest margin	3.42%	3.29%	3.28%	3.27%
Net interest spread	3.25	3.12	3.09	3.06
Return on average assets	(1.43)	NCM	(0.63)	(5.42)
Return on average stockholders’ equity	(19.52)	NCM	(8.16)	(46.58)
Common book value per share	$15.69	$17.83	$15.69	$17.83

NCM — Not considered meaningful.

Net Interest Income.  The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings (See “Market Risk” section for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Fourth Quarter			Year Ended December 31,
	2009 vs. 2008			2009 vs. 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income	$248,765	$521	(0.56)%	$290,339	$(2,502)	(0.90)%
Investment securities
Taxable	(31,324)	(1,070)	(0.98)	(30,718)	(2,225)	(0.21)
Tax-exempt	(8,529)	(168)	(0.37)	(1,814)	(162)	(0.12)

Total investment securities	(39,853)	(1,238)	(0.93)	(32,532)	(2,387)	(0.19)
Federal funds sold	(2,748)	(7)	(0.48)	(1,534)	(113)	(2.16)
Other investments	9,309	(110)	(1.14)	13,567	(860)	(2.30)

Total interest-earning assets	$215,473	(834)	(0.60)	$269,840	(5,862)	(0.83)

Interest-bearing liabilities:
Demand deposits	$48,197	$(511)	(0.44)%	$15,571	$(6,162)	(1.00)%
Savings deposits	101,452	(160)	(1.12)	121,921	920	(0.75)
Time deposits	134,895	(2,718)	(1.12)	142,491	(8,803)	(1.05)
Other borrowings	(126,109)	(467)	0.70	(62,217)	(2,007)	0.03
Subordinated debentures	5,119	255	0.90	6,381	969	0.80

Total interest-bearing liabilities	$163,554	(3,601)	(0.73)	$224,147	(15,083)	(0.86)

Net interest income/net interest spread		2,767	0.13%		9,221	0.03%

Net yield on earning assets			0.13%			0.01%

Taxable equivalent adjustment:
Investment securities		(58)			(56)

Net interest income		$2,825			$9,277

The following table depicts, on a taxable equivalent basis, certain information for the fourth quarters of 2009 and 2008 related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended December 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$2,512,441	$36,966	5.84%	$2,263,676	$36,445	6.40%
Investment securities
Taxable	262,085	2,937	4.45	293,409	4,007	5.43
Tax-exempt(2)	30,694	477	6.17	39,223	645	6.54

Total investment securities	292,779	3,414	4.63	332,632	4,652	5.56
Federal funds sold	1,544	1	0.26	4,292	8	0.74
Other investments	68,523	429	2.48	59,214	539	3.62

Total interest-earning assets	2,875,287	40,810	5.63	2,659,814	41,644	6.23
Noninterest-earning assets:
Cash and due from banks	65,575			61,967
Premises and equipment	104,842			104,341
Accrued interest and other assets	171,006			298,477
Allowance for loan losses	(34,420)			(27,845)

Total assets	$3,182,290			$3,096,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$649,419	$2,048	1.25%	$601,222	$2,559	1.69%
Savings deposits	280,946	953	1.35	179,494	1,113	2.47
Time deposits	1,408,543	9,042	2.55	1,273,648	11,760	3.67
Other borrowings	271,548	2,539	3.71	397,657	3,006	3.01
Subordinated debentures	66,038	1,462	8.78	60,919	1,207	7.88

Total interest-bearing liabilities	$2,676,494	16,044	2.38	$2,512,940	19,645	3.11
Noninterest-bearing liabilities:
Demand deposits	256,320			218,685
Accrued interest and other liabilities	15,739			15,222

Total liabilities	2,948,553			2,746,847
Stockholders’ equity	233,737			349,907

Total liabilities and stockholders’ equity	$3,182,290			$3,096,754

Net interest income/net interest spread		24,766	3.25%		21,999	3.12%

Net yield on earning assets			3.42%			3.29%

Taxable equivalent adjustment:
Investment securities		162			220

Net interest income		$24,604			$21,779

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the fourth quarters of 2009 and 2008:

	Three Months Ended December 31,
	2009 vs. 2008(1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$521	$(3,327)	$3,848
Interest on securities:
Taxable	(1,070)	(672)	(398)
Tax-exempt	(168)	(35)	(133)
Interest on federal funds	(7)	(4)	(3)
Interest on other investments	(110)	(187)	77

Total interest income	(834)	(4,225)	3,391
Expense from interest-bearing liabilities:
Interest on demand deposits	(511)	(394)	(117)
Interest on savings deposits	(160)	(634)	474
Interest on time deposits	(2,718)	(3,870)	1,152
Interest on other borrowings	(467)	612	(1,079)
Interest on subordinated debentures	255	147	108

Total interest expense	(3,601)	(4,139)	538

Net interest income	$2,767	$(86)	$2,853

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The following tables depict, on a taxable equivalent basis, certain information for each of the three years in the period ended December 31, 2009 related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Year Ended December 31,
	2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

	ASSETS
Interest-earning assets:
Loans, net of unearned income	$2,463,114	$144,660	5.87%	$2,172,775	$147,162	6.77%	$1,839,029	$150,443	8.18%
Investment securities
Taxable	275,065	14,085	5.12	305,783	16,310	5.33	328,893	17,174	5.22
Tax-exempt(2)	38,449	2,439	6.34	40,263	2,601	6.46	21,668	1,359	6.27

Total investment securities	313,514	16,524	5.27	346,046	18,911	5.46	350,561	18,533	5.29
Federal funds sold	3,513	9	0.26	5,047	122	2.42	8,975	471	5.25
Other investments	66,204	1,718	2.60	52,637	2,578	4.90	47,612	2,944	6.18

Total interest-earning assets	2,846,345	162,911	5.72	2,576,505	168,773	6.55	2,246,177	172,391	7.67
Noninterest-earning assets:
Cash and due from banks	69,696			61,208			45,142
Premises and equipment	105,191			103,614			95,289
Accrued interest and other assets	163,986			294,245			254,785
Allowance for loan losses	(31,823)			(25,527)			(20,431)

Total assets	$3,153,395			$3,010,045			$2,620,962

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$653,371	8,543	1.31%	$637,800	$14,705	2.31%	$568,125	$20,791	3.66%
Savings deposits	243,566	3,651	1.50	121,645	2,731	2.25	50,652	819	1.61
Time deposits	1,392,963	42,166	3.03	1,250,472	50,969	4.08	1,171,942	58,057	4.95
Other borrowings	294,022	10,097	3.43	356,239	12,104	3.40	249,443	12,971	5.20
Subordinated debentures	62,117	5,063	8.15	55,736	4,094	7.35	48,557	4,129	8.50

Total interest-bearing liabilities	$2,646,039	69,520	2.63	$2,421,892	84,603	3.49	$2,088,719	96,767	4.63
Noninterest-bearing liabilities:
Demand deposits	246,428			218,486			191,066
Accrued interest and other liabilities	17,311			19,438			32,905

Total liabilities	2,909,778			2,659,816			2,312,690
Stockholders’ equity	243,617			350,229			308,272

Total liabilities and stockholders’ equity	$3,153,395			$3,010,045			$2,620,962

Net interest income/net interest spread		93,391	3.09%		84,170	3.06%		75,624	3.04%

Net yield on earning assets			3.28%			3.27%			3.37%

Taxable equivalent adjustment:
Investment securities		829			885			462

Net interest income		$92,562			$83,285			$75,162

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009 vs. 2008(1)			2008 vs. 2007(1)
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in thousands)

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,502)	$(20,853)	$18,351	$(3,281)	$(28,269)	$24,988
Interest on securities:
Taxable	(2,225)	(627)	(1,598)	(864)	359	(1,223)
Tax-exempt	(162)	(47)	(115)	1,242	42	1,200
Interest on federal funds	(113)	(84)	(29)	(349)	(193)	(156)
Interest on other investments	(860)	(1,413)	553	(366)	(655)	289

Total interest income	(5,862)	(23,024)	17,162	(3,618)	(28,716)	25,098
Expense from interest-bearing liabilities:
Interest on demand deposits	(6,162)	(6,514)	352	(6,086)	(8,405)	2,319
Interest on savings deposits	920	(1,140)	2,060	1,913	423	1,490
Interest on time deposits	(8,803)	(14,160)	5,357	(7,089)	(10,777)	3,688
Interest on other borrowings	(2,007)	107	(2,114)	(867)	(5,367)	4,500
Interest on subordinated debentures	969	472	497	(35)	(601)	566

Total interest expense	(15,083)	(21,235)	6,152	(12,164)	(24,727)	12,563

Net interest income	$9,221	$(1,789)	$11,010	$8,546	$(3,989)	$12,535

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income.  Noninterest income increased $0.1 million and decreased $3.2 million, or 3.1% and (19.0)%, to $4.5 million and $13.6 million for the fourth quarter and year ended December 31, 2009, respectively, from $4.4 million and $16.8 million for the fourth quarter and year ended December 31, 2008, respectively. The components of noninterest income for the fourth quarters and years ended December 31, 2009 and 2008 consisted of the following:

	Three Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$2,606	$2,574	1.24%
Mortgage banking income	1,617	855	89.12
Investment securities losses(1)	(596)	(1,381)	(56.84)
Change in fair value of derivatives	(996)	467	NCM
Increase in cash surrender value of life insurance	575	585	(1.71)
Other noninterest income	1,303	1,274	2.28

Total	$4,509	$4,374	3.09%

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$10,112	$9,295	8.79%
Mortgage banking income	7,084	3,972	78.35
Investment securities losses(1)	(10,102)	(8,453)	19.51
Change in fair value of derivatives	(826)	1,240	NCM
Increase in cash surrender value of life insurance	2,198	2,274	(3.34)
Gain on extinguishment of liabilities	—	2,918	NA
Other noninterest income	5,113	5,521	(7.39)

Total	$13,579	$16,767	(19.01)%

(1)	Includes a non-cash other-than-temporary impairment charge. See “Financial Condition — Investment Securities”

NA — Not applicable

NCM — Not considered meaningful

The increase in service charges and fees on deposits was primarily attributable to pricing changes and account growth. The increase in mortgage banking income during 2009 was the result of an increase in the volume of refinancing, which is expected to decline in future periods. However, during the fourth quarter of 2009, we took advantage of a unique opportunity in the local market by bringing on board 60 mortgage originators and associated staff from an existing Alabama bank which had been taken into FDIC receivership and sold to another financial institution. Initially, we expect the new staff to approximately double our origination capability in Alabama, as well as significantly improve the efficiency of the secondary placement of our existing originations. Longer term, we expect this to raise our origination capability to a higher level in support of our Florida branches. The investment securities loss was the result of impairment charges related to several securities. See “Financial Condition — Investment Securities” for additional discussion. A gain of $2.9 million from the extinguishment of certain liabilities is also included in the total noninterest income for 2008.

Noninterest expenses.  Noninterest expenses increased $8.1 million, exclusive of the $160.3 million goodwill impairment charge in the fourth quarter of 2008, or 32.3%, to $33.0 million for the fourth quarter of 2009 from $24.9 million for the fourth quarter of 2008. This increase was primarily due to increased FDIC assessments and foreclosure losses. The increase in FDIC assessments was attributable to a prepaid assessment, which occurred in the fourth quarter of 2009 and applied to all insured depository institutions. The FDIC also imposed a special assessment in the second quarter of 2009. Any additional increases in Deposit Insurance Fund insurance premiums would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future. Our foreclosure losses relate to various costs incurred to acquire, maintain and dispose of other real estate acquired through foreclosure. These costs are directly related to the volume of foreclosures, which have increased due to the negative credit cycle. These costs could increase in future periods, depending on the duration of the credit cycle, and have a material impact on our operating expenses. Noninterest expenses included the following for the fourth quarters of 2009 and 2008:

	Three Months Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$12,988	$13,094	(0.81)%
Occupancy, furniture and equipment expense	5,246	4,583	14.47
Amortization of core deposit intangibles	985	896	9.93
Goodwill impairment charge	—	160,306	NA
FDIC assessment	3,038	447	NCM
Foreclosure losses	4,462	354	NCM
Professional fees	1,595	745	NCM
Insurance expense	652	601	8.49
Postage, stationery and supplies	738	773	(4.53)
Communications expense	731	741	(1.35)
Advertising expense	578	774	(25.32)
Other operating expense	1,971	1,919	2.71

Total	$32,984	$185,233	(82.19)%

NA — Not applicable

NCM — Not considered meaningful

Noninterest expenses increased $16.1 million, exclusive of the $160.3 million goodwill impairment charge in 2008, or 17.1%, to $110.5 million for the year ended December 31, 2009 from $94.4 million for the year ended December 31, 2008. This increase was primarily due to increased FDIC assessments and foreclosure losses as discussed in the previous paragraph. Noninterest expenses included the following for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$49,962	$49,672	0.58%
Occupancy, furniture and equipment expense	18,643	17,197	8.41
Amortization of core deposit intangibles	3,941	3,585	9.93
Goodwill impairment charge	—	160,306	NA
FDIC assessment	6,348	1,105	NCM
Foreclosure losses	8,116	908	NCM
Professional fees	4,202	2,637	59.35
Insurance expense	2,555	2,381	7.31
Postage, stationery and supplies	3,002	2,964	1.28
Communications expense	3,054	2,941	3.84
Advertising expense	2,530	3,522	(28.17)
Merger-related costs	—	118	NA
Other operating expense	8,132	7,342	10.76

Total	$110,485	$254,678	(56.62)%

Income tax expense.  We recognized an income tax benefit of $(6.3) million and $(13.0) million for the fourth quarter of 2009 and year ended December 31, 2009, respectively, compared to $(3.9) million and $(4.6) million for the fourth quarter of 2008 and year ended December 31, 2008, respectively. The difference between the effective tax rates in 2009 and 2008 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% is primarily due to the goodwill impairment charge (2008) and certain tax-exempt income from investments and insurance policies. See “Critical Accounting Estimates” for a discussion regarding our deferred tax assets and liabilities.

Provision for Loan Losses and 2009 Loan Charge-offs.  The provision for loan losses was $28.6 million for the year ended December 31, 2009, an increase of $15.5 million from $13.1 million for the year ended December 31, 2008. In 2009, we had net charged-off loans totaling $15.5 million, compared to net charged-off loans of $7.1 million in the year ended December 31, 2008. The annualized ratio of net charged-off loans to average loans was 0.65% for the year ended December 31, 2009, compared to 0.33% for year ended December 31, 2008. The allowance for loan losses totaled $41.9 million, or 1.69% of loans, net of unearned income, at December 31, 2009, compared to $28.9 million, or 1.25% of loans, net of unearned income, at December 31, 2008.

During 2009, the effects of the global recession continued to apply additional stress to the overall performance of our loan portfolio. As a result, we increased our provision for loan losses and our allowance for loan losses. The following table shows the quarterly provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio during the year:

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Beginning allowance for loan losses	$28,850	$29,871	$33,504	$34,336
Provision for loan losses	3,452	5,982	5,169	13,947 (1)
Total charge-offs	2,809	2,513	4,546	6,793
Total recoveries	(378)	(164)	(209)	(394)

Net charge-offs	2,431	2,349	4,337	6,399

Ending allowance for loan losses	$29,871	33,504	34,336	$41,884

Total loans, net of unearned income	$2,359,299	$2,398,471	$2,434,534	$2,472,697

Allowance for loan losses to total loans, net of unearned income	1.27%	1.40%	1.41%	1.69%

(1)	A portion of this provision related to charged-off loans, but a majority was used to increase our allowance for loan losses based on management’s estimate of loss in the loan portfolio based on management’s ongoing assessment of certain areas of risk. See “Financial Condition — Allowance for Loan Losses” for additional discussion

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

	Three Months		Year
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

Net (loss) income	$(158,178)	$1,904	$(163,150)	$7,621
Net (loss) income applicable to common shareholders	(158,490)	1,904	(163,461)	7,621
Net (loss) income per common share (diluted)	(15.80)	0.19	(16.31)	0.82
Net interest margin	3.29%	3.20%	3.27%	3.37%
Net interest spread	3.12	2.88	3.06	3.04
Return on average assets	NCM	0.26	(5.42)	0.29
Return on average stockholders’ equity	NCM	2.16	(46.58)	2.47
Common book value per share	$17.83	$34.91	$17.83	$34.91

NCM — Not considered meaningful.

Net Interest Income.  The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Fourth Quarter			Year Ended December 31,
	2008 vs. 2007			2008 vs. 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income	$217,863	$(4,215)	(1.49)%	$333,746	$(3,281)	(1.41)%
Investment securities
Taxable	(38,187)	(361)	0.20	(23,110)	(864)	0.11
Tax-exempt	5,776	108	0.17	18,595	1,242	0.19

Total investment securities	(32,411)	(253)	0.23	(4,515)	378	0.17
Federal funds sold	(4,208)	(89)	(3.79)	(3,929)	(349)	(2.83)
Other investments	10,414	(101)	(1.58)	5,025	(366)	(1.28)

Total interest-earning assets	$191,658	(4,658)	(1.21)	$330,327	(3,618)	(1.12)

Interest-bearing liabilities:
Demand deposits	$(34,149)	$(3,098)	(1.84)%	$69,675	$(6,086)	(1.35)%
Savings deposits	119,548	799	0.39	70,993	1,913	0.64
Time deposits	(5,328)	(4,276)	(1.30)	78,530	(7,089)	(0.87)
Other borrowings	126,849	(330)	(1.88)	106,796	(867)	(1.80)
Subordinated debentures	7,120	141	0.02	7,179	(35)	(1.15)

Total interest-bearing liabilities	$214,040	(6,764)	(1.45)	$333,173	(12,164)	(1.14)

Net interest income/net interest spread		2,106	0.24%		8,546	(0.02)%

Net yield on earning assets			0.09%			(0.10)%

Taxable equivalent adjustment:
Investment securities		36			423

Net interest income		$2,070			$8,123

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

	Three Months Ended December 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income(1)	$2,263,676	$36,445	6.40%	$2,045,813	$40,660	7.89%
Investment securities
Taxable	293,409	4,007	5.43	331,596	4,369	5.23
Tax-exempt(2)	39,223	645	6.54	33,447	537	6.37

Total investment securities	332,632	4,652	5.56	365,043	4,906	5.33
Federal funds sold	4,292	8	0.74	8,500	97	4.53
Other investments	59,214	539	3.62	48,800	640	5.20

Total interest-earning assets	2,659,814	41,644	6.23	2,468,156	46,303	7.44
Noninterest-earning assets:
Cash and due from banks	61,967			48,618
Premises and equipment	104,341			99,190
Accrued interest and other assets	298,477			290,894
Allowance for loan losses	(27,845)			(22,095)

Total assets	$3,096,754			$2,884,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$601,222	$2,559	1.69%	$635,371	$5,657	3.53%
Savings deposits	179,494	1,113	2.47	59,946	314	2.08
Time deposits	1,273,648	11,760	3.67	1,278,976	16,037	4.97
Other borrowings	397,657	3,006	3.01	270,808	3,336	4.89
Subordinated debentures	60,919	1,207	7.88	53,799	1,066	7.86

Total interest-bearing liabilities	$2,512,940	19,645	3.11	$2,298,900	26,410	4.56
Noninterest-bearing liabilities:
Demand deposits	218,685			206,977
Accrued interest and other liabilities	15,222			29,834

Total liabilities	2,746,847			2,535,711
Stockholders’ equity	349,907			349,052

Total liabilities and stockholders’ equity	$3,096,754			$2,884,763

Net interest income/net interest spread		21,999	3.12%		19,893	2.88%

Net yield on earning assets			3.29%			3.20%

Taxable equivalent adjustment:
Investment securities		219			183

Net interest income		$21,780			$19,710

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the fourth quarter:

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

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Beginning allowance for loan losses	$22,868	$23,273	$27,243	$27,671
Provision for loan losses	1,872	5,967	2,305	2,968
Total charge-offs	1,745	2,482	2,247	1,970
Total recoveries	(278)	(485)	(370)	(181)

Net charge-offs	1,467	1,997	1,877	1,789

Ending allowance for loan losses	$23,273	$27,243	$27,671	28,850

Total loans, net of unearned income	$2,066,192	$2,148,750	$2,219,041	$2,314,921

Ratio: Allowance for loan losses to total loans, net of unearned income	1.13%	1.27%	1.25%	1.25%

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

	Three Months Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$2,574	$2,183	17.91%
Mortgage banking income	855	808	5.82
Investment securities (losses) gains(1)	(1,381)	66	NA
Change in fair value of derivatives	467	1,141	(59.07)
Increase in cash surrender value of life insurance	585	514	13.81
Other noninterest income	1,274	1,096	16.24

Total	$4,374	$5,808	(24.69)%

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Service charges and fees on deposits	$9,295	$7,957	16.82%
Mortgage banking income	3,972	3,860	2.90
Investment securities (losses) gains(1)	(8,453)	308	NA
Change in fair value of derivatives	1,240	1,310	(5.34)
Increase in cash surrender value of life insurance	2,274	1,895	20.00
Gain on extinguishment of liabilities	2,918	—	NA
Other noninterest income	5,521	4,027	37.10

Total	$16,767	$19,357	(13.38)%

(1)	Includes a non-cash OTTI charge.

The increase in service charges and fees on deposits was primarily attributable to an increased customer base resulting from our acquisitions and new branch locations The increase in mortgage banking income during 2008 was the result of an increase in the volume of originations. The increase in other noninterest income was primarily due to increases in brokerage commissions and ATM network fees. The increase in brokerage commissions was the result of increased volume in our investment subsidiary, and the increase in ATM network fees was the result of increased volume related to new customers and additional ATM locations acquired through acquisitions or new branch locations.

During the second quarter of 2008, we recognized two separate gains from the extinguishment of approximately $5.8 million in liabilities. The first gain related to a settlement of a retirement agreement with a previous executive officer under which we had a remaining unfunded obligation to pay approximately $6.2 million in benefits over a 17-year period. This obligation was settled through a cash payment of $3.0 million with a recognized pre-tax gain of $574,000. The second gain related to a forfeiture of benefits owed to a former executive officer under the Community Bancshares, Inc. Benefit Restoration Plan and resulted in a pre-tax gain of $2.3 million.

Noninterest expenses.  Noninterest expenses increased $4.1 million, exclusive of the $160 million goodwill impairment charge, or 19.6%, to $24.9 million for the fourth quarter of 2008 from $20.8 million for the fourth quarter of 2007. This increase was primarily due to our opening of new branch locations, which contributed to increases in personnel, occupancy cost, and equipment expense. An additional large increase was recorded in insurance expense ($0.4 million, or 64%) as the full impact of FDIC premium expense was realized due to the exhaustion of previous premium rebates. Noninterest expenses included the following for the fourth quarters of 2008 and 2007:

	Three Months Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$13,094	$11,357	15.29%
Occupancy, furniture and equipment expense	4,583	3,742	22.47
Amortization of core deposit intangibles	896	588	52.38
Merger-related costs	—	108	NA
Professional fees	745	720	3.47
Goodwill impairment charge	160,306	—	NA
Insurance expense	1,048	638	64.26
Postage, stationery and supplies	559	570	(1.93)
Communications expense	549	538	2.04
Advertising expense	666	638	4.39
Other operating expense	2,787	1,951	42.85

Total	$185,233	$20,850	NCM

NA — Not applicable.

NCM — Not considered meaningful.

Noninterest expenses increased $16.1 million, exclusive of the $160 million goodwill impairment charge, or 20.6%, to $94.3 million for the year ended December 31, 2008 from $78.2 million for the year ended December 31, 2007. This increase was primarily due to the opening of new branch locations, which contributed to increases in personnel, occupancy cost, and equipment. Noninterest expenses included the following for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Noninterest Expenses
Salaries and employee benefits	$49,672	$42,316	17.38%
Occupancy, furniture and equipment expense	17,197	13,391	28.42
Amortization of core deposit intangibles	3,585	1,691	112.00
Loss on extinguishment of debt	—	1,469	NA
Merger-related costs	118	639	(81.53)
Loss on termination of ESOP	—	158	NA
Professional fees	2,637	2,269	16.22
Goodwill impairment charge	160,306	—	NA
Insurance expense	3,486	2,189	59.25
Postage, stationery and supplies	2,114	2,252	(6.13)
Communications expense	2,203	2,007	9.77
Advertising expense	2,977	2,397	24.20
Other operating expense	10,383	7,445	39.46

Total	$254,678	$78,223	NCM %

Income Tax Expense.  We recognized income tax (benefit) expense of $(3.9) million and $(4.6) million for the fourth quarter of 2008 and year ended December 31, 2008, respectively, compared to $1.1 million and $4.1 million for the fourth quarter of 2007 and year ended December 31, 2007, respectively. The difference between the effective tax rates in 2009 and 2008 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% is primarily due to the goodwill impairment charge (2008), certain tax-exempt income from investments and insurance policies. We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48 as of January 1, 2007, the effect of which is described in Note 14 to the consolidated financial statements.

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

	2009	2008	2007
	(Dollars in thousands)

Alabama region	$4,240	$(58,159)	$15,096
Florida region	5,099	(81,600)	23,448
Administrative and other	(42,233)	(27,979)	(26,789)
Income tax (benefit) expense	(13,005)	(4,588)	4,134

Consolidated net (loss) income	$(19,889)	$(163,150)	$7,621

Alabama Region.  Operating income for 2009 totaled $4.2 million compared to an operating loss of $(58.2) million for 2008. The increase in profits was due primarily to a non-recurring goodwill impairment charge of $63.8 million that occurred in 2008. Operating loss for 2008 totaled $(58.2) million, which included the aforementioned goodwill impairment charge, compared to $15.1 million operating profit for 2007. See “Note 1 —

Summary of Significant Accounting Policies — Intangible Assets” to our consolidated financial statements for additional information on the goodwill impairment charge.

Net interest income for 2009 increased $4.4 million, or 13.4%, compared to 2008. The increase was primarily the result of an increase in the average volume of earning assets and a decrease in the average cost of interest-bearing liabilities. Net interest income for 2008 decreased $3.7 million, or 10.1%, compared to 2007. The decrease was primarily the result of a decrease in the average yield on interest-earning assets partly offset by an increase in the average volume of earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.

The provision for loan losses for 2009 totaled $6.5 million compared to $4.4 million in 2008 and $3.8 million in 2007. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Noninterest income for 2009 increased $1.1 million, or 14.1%, compared to 2008. The increase was due to increases in service charges and other fees on deposit accounts due to increased account volume and pricing changes. Noninterest income for 2008 increased $0.6 million, or 8.1%, compared to 2007. The increase was due to increases in service charges on deposit accounts. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.

Noninterest expense for 2009 increased to $35.5 million from $30.7 million, excluding the $63.8 million non-cash goodwill impairment charge, in 2008. This increase was primarily related to increased levels of foreclosure activity. Noninterest expense for 2008 increased to $94.5 million, which included the $63.8 million non-cash goodwill impairment charge, compared to $24.9 million in 2007. Other increases were primarily related to increases in salaries and benefits and occupancy expenses that resulted from our new branch openings. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.

Florida Region.  Operating income for 2009 totaled $5.1 million compared to an operating loss of $(81.6) million for 2008. The increase in profits was due primarily to a non-cash goodwill impairment charge of $96.5 million that occurred in 2008. Operating loss for 2008 totaled $(81.6) million, which included the $96.5 million non-cash goodwill impairment charge, compared to $23.5 million operating profit for 2007. See “Note 1 — Summary of Significant Accounting Policies — Intangible Assets” to our consolidated financial statements for additional information on the goodwill impairment charge.

Net interest income for 2009 increased $0.6 million, or 1.7%, compared to 2008. The increase in net interest margin was primarily the result of a decrease in the average cost of interest-bearing liabilities. Net interest income for 2008 remained level at $38.1 million compared to 2007. The increase in the average volume of earning assets was offset by a decrease in the average yield on interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.

The provision for loan losses for 2009 totaled $10.2 million compared to $3.5 million in 2008 and $1.6 million in 2007. See the analysis of the provision for loan losses included in the section captioned “Allowance for Loan Losses” elsewhere in this discussion.

Noninterest income for 2009 increased to $2.1 million, or 8.6%, compared to 2008. The increase was due to service charges on deposit accounts as a result of increases in account volumes and pricing changes. Noninterest income for 2008 increased to $1.9 million, or 12.2%, compared to 2007. The increase was due to increases in service charges on deposit accounts. See the analysis of noninterest income in the section captioned “Noninterest Income” elsewhere in this discussion.

Noninterest expense for 2009 decreased to $25.6 million from $118.2 million in 2008. The decrease was primarily related to a $96.5 million non-cash goodwill impairment charge in 2008. This decrease was offset by an increase in the costs of foreclosed assets. Noninterest expense for 2008 increased to $118.2 million, which included the non-cash goodwill impairment charge, compared to $14.7 million in 2007. Other increases were primarily related to increases in salaries and benefits and occupancy expenses. These increases were primarily related to our new branch openings. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” elsewhere in this discussion.

Market Risk

Market risk is the exposure to unanticipated changes in net interest earnings or changes in the fair value of financial instruments due to fluctuations in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

We evaluate interest rate risk and then develop guidelines regarding asset generation and re-pricing, funding sources and pricing, and off-balance sheet commitments in order to moderate interest rate risk. We use computer simulations that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or (“ALM”).

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

Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee (“ALCO”), which is composed of our head of asset/liability management and other senior officers, in accordance with policies approved by the Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, recent purchase and sale activity, maturities of investments and borrowings, and projected future transactions. The ALCO also establishes and approves pricing and funding decisions with respect to overall asset and liability composition. The ALCO reports regularly to our Board Loan and Investment Committee and the full Board of Directors.

We measure our interest rate risk by analyzing the correlation of interest-bearing assets to interest-bearing liabilities (“gap analysis”), net interest income simulation and economic value of equity (“EVE”) modeling.

As of December 31, 2009, Superior Bank had approximately $374 million more in interest-bearing liabilities than interest-earning assets that could re-price to current market rates during the next 12 months. Shortcomings are inherent in any gap analysis, because the rates on certain assets and liabilities may not move proportionately as market interest rates change. For example, when national money market rates change, interest rates on our NOW, savings and money market deposit accounts may not change as much as rates on commercial loans. Superior Bank had approximately $975 million of such administratively priced deposits on December 31, 2009.

Superior Bank’s net interest income simulation model projects that net interest income will increase on an annual basis by 2.3%, or approximately $2.2 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. The following is a comparison of these measurements as of December 31, 2009 and 2008:

	December 31,
12-Month Gap	2009	2008
	(Dollars in thousands)

Interest-bearing liabilities in excess of interest-earning assets based on repricing date	$(374,000)	$(297,000)
Cumulative Ratio	0.83	0.86

Increase in Net Interest Income
	December 31, 2009		December 31, 2008
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
(Dollars in thousands)

+ 200 BP(1)	$2,200	2.3%	$1,200	1.7%
− 200 BP(2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy

(2)	Not considered meaningful in the current rate environment (NCM).

EVE is a concept related to longer-term interest rate risk. EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings sensitivity to changes in interest rates. The greater the EVE, the greater our earnings capacity. Superior Bank’s EVE model projects that EVE will increase 4.4% and 3.1% assuming an instantaneous and parallel increase in interest rates of 100 and 200 basis points, respectively. Assuming an instantaneous and parallel decrease of 100 basis points, EVE is projected to decrease 1.6% (although such a decline is unlikely given the present low level of interest rates). The EVE shifts produced by these scenarios are within the limits of our asset and liability management policy. The following table sets forth Superior Bank’s EVE limits as of December 31, 2009:

		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)

+ 200 BP	$343,900	$14,600	4.4%
+ 100 BP	339,400	10,100	3.1
0 BP	329,300	—	—
− 100 BP	334,600	5,000	1.6

Both the net interest income and EVE simulations include assumptions regarding balances, asset prepayment speeds and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

Derivative Positions.

Overview.  Our Board of Directors has authorized the ALCO to utilize financial futures, forward sales, options, interest rate swaps, caps and floors, and other instruments to the extent necessary, in accordance with the OTS regulations and our internal policy. We expect to use interest rate swaps, caps and floors as macro hedges against inherent rate sensitivity in our securities portfolio, our loan portfolio and our liabilities.

Positions for hedging purposes are primarily a function of three main areas of risk exposure: (1) mismatches between assets and liabilities; (2) prepayment and other option-type risks embedded in our assets, liabilities and off-balance sheet instruments; and (3) the mismatched commitments for mortgages and funding sources. We will engage in only the following types of hedges: (1) those which synthetically alter the maturities or re-pricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the interest rate risk exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio or liabilities and thus help us to match the effective maturities of the assets and liabilities.

The following is a discussion of our primary derivative positions.

Interest Rate Swaps

We have entered interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month LIBOR. At December 31, 2009 and December 31, 2008, we had $0.7 million and $1.2 million, respectively, in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.

We have entered into certain interest rate swaps on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a loan customer while at the same time enter into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.

Fair Value Hedges

As of December 31, 2009 and December 31, 2008, we had $2.8 million and $5.3 million, respectively, in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. At December 31, 2009 and December 31, 2008, the amount of CD swaps designated as hedging instruments had a recorded fair value of $0.2 million and $0.8 million, respectively, and a weighted average life of 2.5 and 6.8 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.52% (LIBOR based).

Cash Flow Hedges

We have entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $22.0 million to hedge the variability in cash flows on $22.0 million of junior subordinated debentures. Under the terms of the interest rate swaps which mature September 15, 2012, we receive a floating rate based on 3-month LIBOR plus 1.33% (1. 58% as of December 31, 2009) and pay a weighted average fixed rate of 4.42%. As of December 31, 2009 and December 31, 2008, these interest rate swap agreements are recorded as liabilities in the amount of $0.8 million and $1.0 million, respectively.

Interest Rate Lock Commitments

In the ordinary course of business, we enter into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under FASB guidance and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $41.0 million and $92.7 million at December 31, 2009 and December 31, 2008, respectively. The fair value of the origination commitments was $(0.4) million and $(0.1) million at December 31, 2009 and December 31, 2008, respectively.

Liquidity, Contractual Obligations and Off Balance Sheet Arrangements

Overview.  The goal of liquidity management is to provide adequate funds to meet changes in loan demand or any potential unexpected deposit withdrawals. Additionally, management strives to maximize our earnings by investing our excess funds in securities and other assets with maturities matching our liabilities. Historically, we have maintained a high loan-to-deposit ratio. To meet our short-term liquidity needs, we maintain core deposits and have borrowing capacity through the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank, repurchase agreements and federal funds lines. Long-term liquidity needs are also met through these sources along with the repayment of loans, sales of loans and the maturity or sale of investment securities. See “Maturity Distribution of Investment Securities” and “Selected Loan Maturity and Interest Rate Sensitivity” below.

Short-term liquid assets.  Our short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $10.3 million, or 11.5%, to $99.8 million at December 31, 2009 from $89.4 million at December 31, 2008. At December 31, 2009 and 2008, our short-term liquid assets comprised 3.1% and 2.9% of total assets, respectively. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as necessary.

Maturity Distribution of Investment Securities.  The following table shows the scheduled contractual maturities and average yields of investment securities held at December 31, 2009. Within our investment securities portfolio expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties in certain instances. During 2009, we received proceeds from calls totaling approximately $0.4 million and principal pay downs on mortgage-backed securities of approximately $59 million.

	Maturing
					After Five But
	Within One		After One But		Within Ten		After
	Year		Within Five Years		Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available-for-sale:
U.S. Agency securities	$—	—%	$242	4.76%	$53,914	3.99%	$—	—%	$54,156	3.99%
Mortgage-backed securities	3,699	4.68	1,500	4.85	766	5.16	186,938	4.47	192,903	4.48
State, county and municipal securities	280	4.00	2,952	4.01	5,087	5.16	22,916	4.30	31,235	4.22
Corporate obligations	—	—	4,138	6.03	—	—	13,255	2.40	17,393	4.97
Other	—	—	—	—	—	—	563	3.01	563	3.01

Total amortized cost	$3,979	4.60%	$8,832	4.94%	$59,767	4.01%	$223,672	4.39%	$296,250	4.36%

Selected Loan Maturity and Interest Rate Sensitivity.  The repayment of loans as they mature is a source of liquidity for us. The following table sets forth our loans by category maturing within specified intervals at December 31, 2009. The information presented is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and re-pricing of the loan portfolio.

					Rate Structure for Loans
		Over One Year			Maturing Over One Year
	One Year	through Five	Over Five		Fixed	Floating or
	or Less	Years	Years	Total	Interest Rate	Adjustable Rate
	(Dollars in thousands)

Commercial and industrial	$143,334	$65,574	$4,421	$213,329	$56,384	$13,611
Real estate — construction and land development	508,564	158,311	13,570	680,445	84,969	86,912
Real estate — mortgages
Single-family	127,133	114,947	449,284	691,364	218,559	345,672
Commercial	227,749	366,222	207,842	801,813	292,575	281,489
Other	16,975	6,965	4,945	28,885	8,505	3,405
Consumer	16,137	37,060	5,588	58,785	41,705	943
Other	969	—	—	969	—	—

Total loans	$1,040,861	$749,079	$685,650	$2,475,590	$702,697	$732,032

Percent to total loans	42.0%	30.3%	27.7%	100.0%	28.4%	29.6%

Maturities of Time Deposits of $100,000 or More.  The maturity distribution of our time deposits over $100,000 at December 31, 2009 is shown in the following table:

Under	Three to	Six to	Over
Three	Six	Twelve	Twelve
Months	Months	Months	Months	Total
(Dollars in thousands)

$146,399	$157,901	$288,202	$169,083	$761,585

Approximately 19.2% of our time deposits over $100,000 had scheduled maturities within three months of December 31, 2009. We believe customers who hold a large denomination certificate of deposit tend to be extremely sensitive to interest rate levels, making these deposits a less reliable source of funding for liquidity planning purposes than core deposits.

Cash Flow Analysis.  As shown in the Consolidated Statements of Cash Flows, operating activities used $45.6 million, and provided $26.0 million and $3.7 million in funds during the years 2009, 2008 and 2007, respectively. The significant decrease in operating funds during 2009 was primarily due to a net operating loss, a net use of funds from the origination of mortgage loans held for sale and premiums paid to the FDIC. The significant increase in operating funds during 2008 was primarily due to a net increase in the proceeds from the sale of mortgage loans held for sale over a net use of funds from the origination of mortgage loans held for sale in 2007. The net effect on operating funds will vary depending on the volume of originations and the timing of receipt of the sale proceeds, which is usually 30 to 45 days.

Investing activities in 2009, 2008 and 2007 were a net user of funds, primarily due to an increase in loan fundings and capital expenditures. During 2009 and 2007, we received a higher level of funds from principal payments and calls in our investment portfolio.

Financing activities were a net provider of funds in 2009, 2008 and 2007, as we increased our level of deposits and received $40 million during 2009 from the proceeds of a note payable. During 2009, we had a significant reduction in borrowings from the FHLB. During 2008, we had significant increases in our borrowings from the FHLB and received $69 million from the issuance of preferred stock under the CPP. During 2007, the increase in deposit funding was offset by a decrease in borrowings and the purchase of treasury stock.

Contractual Cash Obligations.  We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships by contractual cash obligations and commercial commitments:

	Payments Due by Period
		Less than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Contractual Cash Obligations
Advances from FHLB(1)	$218,322	$29,982	$90,000	$66,340	$32,000
Operating leases(2)	28,902	3,771	8,358	1,952	14,821
Capitalized leases(2)	4,525	275	790	252	3,208
Note payable(3)	47,000	7,000	40,000	—	—
Repurchase agreements(4)	841	841	—	—	—
Subordinated debentures(5)	131,679	—	—	—	131,679
Limited partnership investments(6)	213	213	—	—	—
Deferred compensation agreements(7)	5,267	49	363	41	4,814
Other employment related contract obligations incurred in business combinations(8)	830	420	410	—	—
Benefit Restoration Plan(9)	509	57	111	106	235

Total contractual cash obligations	$438,088	$42,608	$140,032	$68,691	$186,757

(1)	See Note 8 to the consolidated financial statements.

(2)	See Note 6 to the consolidated financial statements.

(3)	See Note 10 to the consolidated financial statements.

(4)	See Note 9 to the consolidated financial statements.

(5)	See Note 11 to the consolidated financial statements.

(6)	See Note 1 to the consolidated financial statements.

(7)	See Note 13 to the consolidated financial statements.

(8)	See Note 2 to the consolidated financial statements.

(9)	See Note 20 to the consolidated financial statements.

	Payments Due by Period
		Less Than	One to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

Commercial Commitments
Commitments to extend credit(1)	$266,550	$152,083	$67,251	$9,612	$37,604
Standby letters of credit(1)	21,845	11,430	10,325	90	—

Total commercial commitments	$288,395	$163,513	$77,576	$9,702	$37,604

(1)	See Note 17 to the consolidated financial statements.

In addition, the FHLB has issued for Superior Bank’s benefit two irrevocable letters of credit. Superior Bank has a $20 million irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 4, 2011 upon 60 days’ prior notice of non-renewal; otherwise, it automatically extends for a successive one-year term. In addition, Superior Bank has a $50 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires on September 15, 2010 and will automatically be extended, without amendments, for successive one-year periods from the expiration date, without ninety days’ prior notice of non-renewal.

Financial Condition

Our total assets were $3.222 billion at December 31, 2009, an increase of $169.2 million, or 5.5%, from $3.053 billion as of December 31, 2008. This growth is primarily attributable to an increase in our loan portfolio, as discussed below. Our average total assets for 2009 were $3.153 billion, which was supported by average total liabilities of $2.910 billion and average total stockholders’ equity of $243.6 million.

Investment Portfolio.

Total investment securities decreased $60.8 million, or (17.5)%, to $286.3 million at December 31, 2009, from $347.1 million at December 31, 2008. Average investment securities totaled $313.5 million at December 31, 2009, compared to $346.0 million at December 31, 2008. Investment securities were 9.9% of our total interest-earning assets at December 31, 2009, compared to 12.8% at December 31, 2008. The investment securities portfolio produced average taxable equivalent yields of 5.27%, 5.46% and 5.29% for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, we sold approximately 63 securities with combined amortized cost and fair values of $152 million and $158 million, respectively. Nearly all of the sale proceeds were reinvested in 30 federal agency securities (direct and MBS) and classified in the portfolio as available-for-sale. Given the reinvestment of nearly 100% of the sale proceeds and the minor differences in the risk characteristics of the securities sold versus those that were purchased, the net impact on the interest rate risk profile of the entire investment portfolio is relatively minor. The effective duration of the portfolio increases by 0.49 years in the current interest rate environment and increases by 0.92 and 0.77 years in the instantaneous up and down 200 basis point rate shock scenarios, respectively.

The credit quality of the portfolio was also enhanced as a result of the repositioning by reinvesting the sale proceeds associated with $16.2 million in amortized costs of corporate and municipal securities into a U.S. Agency debenture and U.S. Agency MBS.

The weighted average book yield of securities sold was 4.70% and the weighted average book yield of securities purchased was 3.75% resulting in a 0.95% decline in the book yield involving approximately $152 million in book value of securities. This will result in an approximate 5.0 basis point decline in the overall net interest margin going forward or an annual pre-tax effect of approximately $1.44 million. In other words, we accelerated a book gain of $5.65 million into the current period at the cost of lower earnings of $1.44 million for the duration of the decision (3.9 years). This sale also resulted in an increase in our total capital to risk weighted assets of approximately 5 basis points.

The following table sets forth the fair value of the available-for-sale securities we held at the dates indicated:

Investment Portfolio

	December 31,		Percent
	2009	2008	Change
	(Dollars in thousands)

Investment securities available for sale:
U.S. agency securities	$53,681	$3,843	NCM
Mortgage-backed securities (MBS):
U.S. Agency MBS — residential	163,724	237,508	(31.1)%
U.S. Agency MBS — collateralized mortgage obligation (“CMO”)	12,759	16,186	(21.2)
Private-label — CMO	16,191	26,430	(38.7)

Total MBS	192,674	280,124	(31.2)

State, county and municipal securities	31,462	40,622	(22.5)

Corporate obligations:
Corporate debt	4,000	5,746	(30.4)
Pooled trust preferred securities	3,203	9,939	(67.8)
Single issue trust preferred securities	977	6,704	(85.4)

Total corporate obligations	8,180	22,389	(63.5)

Equity securities	313	164	90.9

Total investment securities available for sale	$286,310	$347,142	(17.5)%

NCM — Not considered meaningful.

The following table summarizes the investment securities with unrealized losses at December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	December 31, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses(1)	Fair Value	Losses(1)	Fair Value	Losses(1)
	(Dollars in thousands)

Temporarily Impaired
U.S. agency securities	$48,409	$505	$—	$—	$48,409	$505
Mortgage-backed securities:
U.S. Agency MBS — residential	75,493	272	239	10	75,732	282
U.S. Agency MBS — CMO	6,036	97	—	—	6,036	97
Private-label — CMO	—	—	12,059	1,753	12,059	1,753

Total MBS	81,529	369	12,298	1,763	93,827	2,132

State, county and municipal securities	7,360	121	1,019	102	8,379	223

Corporate obligations:
Corporate debt	—	—	4,000	138	4,000	138
Single issue trust preferred securities	—	—	977	4,023	977	4,023

Total corporate obligations	—	—	4,977	4,161	4,977	4,161
Equity securities	—	—	314	250	314	250

Total temporarily impaired securities	137,298	995	18,608	6,276	155,906	7,271
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	3,037	1,618	3,037	1,618
Corporate obligations:
Pooled trust preferred securities	—	—	3,203	5,052	3,203	5,052

Total OTTI securities	—	—	6,240	6,670	6,240	6,670

Total temporarily and other-than-temporarily impaired	$137,298	$995	$24,848	$12,946	$162,146	$13,941

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

The following table summarizes the investment securities with unrealized losses at December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	December 31, 2008
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses(1)	Fair Value	Losses(1)	Fair Value	Losses(1)
			(Dollars in thousands)

Temporarily Impaired
U.S. agency securities	$—	$—	$249	$2	$249	$2
Mortgage-backed securities:
U.S. Agency MBS — residential	21,602	178	3,655	32	25,257	210
U.S. Agency MBS — CMO	—	—	700	3	700	3
Private-label — CMO	17,126	3,912	3,017	124	20,143	4,036

Total MBS	38,728	4,090	7,372	159	46,100	4,249

State, county and municipal securities	17,275	831	3,662	371	20,937	1,202

Corporate obligations:
Corporate debt	—	—	5,745	198	5,745	198
Pooled trust preferred securities	896	481	9,043	3,970	9,939	4,451
Single issue trust preferred securities	—	—	6,705	3,296	6,705	3,296

Total corporate obligations	896	481	21,493	7,464	22,389	7,945
Equity securities	164	399	—	—	164	399

Total temporarily impaired securities	$57,063	$5,801	$32,776	$7,996	$89,839	$13,797

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

Other-Than-Temporary Impairment.

Management evaluates securities for OTTI at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities and collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-40 guidance.

In determining OTTI according to FASB guidance, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The pooled trust preferred segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the model, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

At December 31, 2009, our securities portfolio consisted of 228 securities, 79 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label CMOs and trust preferred securities, as discussed below.

Mortgage-backed Securities.

At December 31, 2009, approximately 92% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, GNMA and Freddie Mac, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $16.2 million, which had net unrealized losses of approximately $3.2 million at December 31, 2009. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support
		Coverage	Unrealized
Rating Moody/Fitch	Count	Ratios(1)	Loss

A1/AAA	1	3.07	$(137)
Aaa/AAA	1	4.18	(5)
Aaa/NR	1	N/A	(1)
NR/AAA	1	6.29	(374)
NR/AA	1	2.84	(339)
NR/A+	1	3.08	(111)
Baa2/NR	1	N/A	(622)
B2/AAA	1	3.59	(162)
Caa1/NR(2)	1	1.43	(1,619)
Ca/NR(2)	1	0.00	—
NR/CCC(2)	2	0.26-0.53	151

Total	12		$(3,219)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.

During the third and fourth quarters of 2008, we recognized a $1.9 million, pre-tax non-cash OTTI charge on three private-label CMOs which experienced significant rating downgrades in those respective quarters. These downgrades continued in the second, third and fourth quarters of 2009 and resulted in a total OTTI of $6.9 million, including a credit portion of $4.6 million. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. At December 31, 2009, the fair values of these four securities totaling $4.1 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs prior to the second quarter of 2009. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Notes 3 and 19 to the consolidated financial statements). The following table provides additional information regarding these CMO valuations as of December 31, 2009 (Dollars in thousands):

		Discount					Life-to-Date
		Margin				Actual	Other-Than-Temporary-Impairment
	Price	Basis		Cumulative	Average	60+ Days	Credit Portion
Security	(%)	Points	Yield	Default	Security	Delinquent	2008	2009	Other	Total

CMO 1	19.90	1698	18.00%	58.60%	50.00%	15.31%	$(599)	$(1,231)	$(195)	$(2,025)
CMO 2	2.08	1777	18.00%	59.70%	60.00%	31.52%	(492)	(1,443)	(127)	(2,062)
CMO 3	22.15	1598	17.00%	47.65%	45.00%	26.13%	(803)	(1,558)	(332)	(2,693)
CMO 4	60.73	1362	17.00%	27.60%	45.00%	14.82%	—	(345)	(1,619)	(1,964)

							$(1,894)	$(4,577)	$(2,273)	$(8,744)

As of December 31, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.

State, county and municipal securities.

The unrealized losses in the municipal securities portfolio are primarily impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at December 31, 2009. We believe that all contractual cash flows will be received on this portfolio.

Trust Preferred Securities.

Our investment portfolio includes five pooled trust preferred securities (“CDO”) and two single issuances. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:

•	Detailed credit and structural evaluation for each piece of collateral in the CDO;

•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities);

•	Terms of the CDO structure, as laid out in the indenture;

•	The cash flow waterfall (for both interest and principal);

•	Overcollateralization and interest coverage tests;

•	Events of default/liquidation;

•	Mandatory auction call;

•	Optional redemption;

•	Hedge agreements; and

•	Discounted cash flow modeling.

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

The following tables provide various information and fair value model assumptions regarding our CDOs at December 31, 2009 (Dollars in thousands):

						Year-to-Date
						Other-Than-Temporary-Impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total

MM Caps Funding I Ltd	Pooled	MEZ	$1,895	$745	$(1,150)	$(245)	$(1,150)	$(1,395)
MM Community Funding Ltd	Pooled	B	2,110	881	(1,229)	(2,921)	(1,229)	(4,150)
Preferred Term Securities V	Pooled	MEZ	1,218	436	(782)	(165)	(782)	(947)
Tpref Funding III Ltd	Pooled	B-2	3,032	1,141	(1,891)	(962)	(1,891)	(2,853)
Trapeza 2007-13A LLC	Pooled	D	—	—	—	(1,876)	—	(1,876)
New South Capital Corp(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust(2)	Single	Sole	5,000	977	(4,023)	—	—	—

			$13,255	$4,180	$(9,075)	$(11,169)	$(5,052)	$(16,221)

			Original Collateral —	Performing Collateral —
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination(3)

MM Caps Funding I Ltd	Ca	23	15%	23%	0%
MM Community Funding Ltd	Ca	8	21%	83%	0%
Preferred Term Securities V	CC	1	5%	54%	0%
Tpref Funding III Ltd	Ca	25	23%	24%	0%
Trapeza 2007-13A LLC	C	38	27%	27%	0%
New South Capital Corp(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust(2)	CC	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)

MM Caps Funding I Ltd	$37.26	Swap + 1800	9.48% Fixed
MM Community Funding Ltd	17.61	LIBOR + 1300	LIBOR + 310
Preferred Term Securities V	31.67	LIBOR + 1300	LIBOR + 210
Tpref Funding III Ltd	28.53	LIBOR + 1200	LIBOR + 190
Trapeza 2007-13A LLC	—	NA	LIBOR + 120
Emigrant Capital Trust(2)	19.53	LIBOR + 2342	LIBOR + 200

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009. In December 2009, the banking subsidiary of New South Capital was closed by its regulator and placed in receivership.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 2342 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(3)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.

In addition to the impact of interest rates, the estimated fair value of these CDOs have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.

As of December 31, 2009, our management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.

The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through December 31, 2009:

For the
Year Ended
December 31, 2009
(Dollars in thousands)

Balance at beginning of period	$—
Amounts related to credit losses for which an OTTI was not previously recognized	4,637
Reductions for securities sold during the period	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	4,232
Reductions for securities where there is an intent to sale or requirement to sale	—
Reductions for increases in cash flows expected to be collected	—

Balance at end of period	$8,869

We will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.

Stock in the FHLB of Atlanta (“FHLB Atlanta”).

As of December 31, 2009, we have stock in FHLB Atlanta totaling $18.2 million (its par value), which is presented separately on the face of our statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, we account for this investment as a long-term asset and carry it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.

Management’s determination as to whether this investment is impaired is based on its assessment of the ultimate recoverability of its par value (cost) rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of our investment is influenced by available information regarding criteria such as:

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

Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. Management noted that FHLB Atlanta reported operating income of $191.7 million and $11.1 million during the second and third quarters of 2009, respectively. In addition, during the second quarter of 2009, FHLB Atlanta reinstated its dividend, at a rate of 0.84% and 0.41%, for the second and third quarters of 2009, respectively, compared to a prior rate of 2.89% for the last dividend paid in the third quarter of 2008, prior to its dividend suspension. On the basis of a review of the financial condition, cash flow, liquidity and asset quality indicators of the FHLB Atlanta as of the end of its third quarter of 2009, as well as the decision of FHLB Atlanta to reinstate the dividend announced in the third quarter, management has concluded that no impairment exists on our investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of Superior Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that our investment will not be recoverable at par, our cost, and thus the investment is not impaired as of December 31, 2009.

Tax lien certificates.  During 2009, we purchased $38.4 million in tax lien certificates from various municipalities primarily in Alabama, Missouri, Indiana, Mississippi, Illinois, New Jersey and South Carolina. During 2009, we also had tax lien certificates in Florida, Colorado and Nebraska. At December 31, 2009, there were no outstanding tax lien certificates in Colorado. Tax lien certificates are carried at cost plus accrued interest, which approximates fair value. Tax lien certificates and resulting deeds are classified as nonaccrual when a tax lien certificate is 24 to 48 months delinquent from the acquisition date, depending on the municipality. At that time, interest ceases to be accrued. At December 31, 2009, approximately $2.1 million in liens had a maturity date of less than one year. As of December 31, 2009, there were no delinquent or nonperforming liens. During 2009, approximately $1.8 million in liens that had matured or had near term maturities were sold to a third party. The outstanding tax lien balances for the years ended December 31, 2009 and 2008 were $19.3 million and $23.8 million, respectively.

Property and Equipment.  Property and equipment totaled $104.0 million at December 31, 2009, a decrease of (0.1)%, or $(0.1) million, from $104.1 million at December 31, 2008. During 2009, we had purchases of property and equipment of approximately $8.5 million and dispositions of approximately $1.3 million. Our purchases were primarily related to new branch expansion and dispositions were related to real property sales. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $7.2 million, $6.6 million and $4.6 million, respectively.

Rental expense related to operating lease commitments during 2009 was $3.8 million, a $0.1 million increase from $3.7 million in 2008, which increased $1.2 million as a result of our acquisitions, branch expansion and related sale-lease back transactions from $2.5 million in 2007. Please refer to our “Liquidity” discussion for the amount of future operating lease commitments.

Loans, net of unearned income.

Composition of Loan Portfolios, Yield Changes and Diversification.  Our loans, net of unearned income, totaled $2.473 billion at December 31, 2009, an increase of 6.8%, or $157.8 million, from $2.315 billion at December 31, 2008. Mortgage loans held for sale totaled $71.9 million at December 31, 2009, an increase of $49.8 million from $22.0 million at December 31, 2008. Average loans, including mortgage loans held for sale, totaled $2.463 billion for 2009, compared to $2.173 billion for 2008. Loans, net of unearned income, comprised 85.4% of interest-earning assets at December 31, 2009, compared to 84.4% at December 31, 2008. Mortgage loans held for sale comprised 2.5% of interest-earning assets at December 31, 2009, compared to 0.8% at December 31, 2008. The average yield of the loan portfolio was 5.87%, 6.77% and 8.18% for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in average yield is primarily the result of a generally lower level of market rates that prevailed throughout 2009.

Our focus in business development has been toward increasing commercial and industrial lending and have continued to seek attractive commercial development loans, which we believe continue to be profitable if properly underwritten.

The following table details the distribution of our loan portfolio by category for the periods presented:

Distribution of Loans by Category

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Commercial and industrial	$213,329	$207,372	$183,013	$172,872	$135,454
Real estate — construction and land development	680,445	637,587	665,303	547,772	326,418
Real estate — mortgages
Single-family	691,364	655,216	540,277	456,341	243,183
Commercial	801,813	726,704	533,611	362,542	210,611
Other	28,885	31,187	41,535	46,895	27,503
Consumer	58,785	57,877	53,377	54,462	21,122
Other	969	972	1,235	438	498

Total loans	2,475,590	2,316,915	2,018,351	1,641,322	964,789
Unearned income	(2,893)	(1,994)	(1,340)	(1,794)	(1,536)
Allowance for loan losses	(41,884)	(28,850)	(22,868)	(18,892)	(12,011)

Net loans	$2,430,813	$2,286,071	$1,994,143	$1,620,636	$951,242

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the dates indicated:

	December 31,		Percent
	2009	2008	Change
	(Dollars in thousands)

Total loans, net of unearned income	$2,472,697	$2,314,921	6.8%
Alabama segment	996,545	935,232	6.6
Florida segment	1,213,202	1,060,994	14.3
Other	262,950	318,695	(17.5)

A further analysis of the components of our real estate construction and land development and real estate mortgage loans as of December 31, 2009 and 2008 is as follows:

	Residential	Commercial
Real Estate — Construction and Land Development	Development	Development	Total
	(Dollars in thousands)

As of December 31, 2009
Alabama segment	$163,978	$102,339	$266,317
Florida segment	129,590	265,767	395,357
Other	7,856	10,915	18,771

Total	$301,424	$379,021	$680,445

As of December 31, 2008
Alabama segment	$173,579	$94,145	$267,724
Florida segment	141,003	215,261	356,264
Other	122	13,477	13,599

Total	$314,704	$322,883	$637,587

	Single-
Real Estate — Mortgages	Family	Commercial
	(Dollars in thousands)

As of December 31, 2009
Alabama segment	$461,365	$296,520
Florida segment	189,245	475,218
Other	40,754	30,075

Total	$691,364	$801,813

As of December 31, 2008
Alabama segment	$416,129	$305,714
Florida segment	176,315	391,609
Other	62,772	29,381

Total	$655,216	$726,704

Additional information and analysis regarding our loan portfolio is included in Item 1, Part 1, Business, under the heading “Loan Portfolio.”

Allowance for Loan Losses.

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

ASC 450-20.  Under ASC 450-20, estimated losses on all loans that have not been identified with specific impairment under ASC 310-35 are calculated based on the historical loss ratios applied to our standard loan categories using a rolling average adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:

•	trends in volume;
•	effects of changes in credit concentrations;
•	levels of and trends in delinquencies, classified loans and non-performing assets;
•	levels of and trends in charge-offs and recoveries;
•	changes in lending policies and underwriting guidelines;
•	national and local economic trends and condition; and
•	mergers and acquisitions.

ASC 310-35.  Pursuant to ASC 310-35, impaired loans are loans (See “Impaired Loans” section below) which are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.

Allocation of the Allowance for Loan Losses.  The allowance for loan losses calculation is segregated into various segments that include specific allocations for loans, portfolio segments and general allocations for portfolio risk.

Risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit and Enterprise Risk Management Committee of the Board of Directors. Credit Administration relies upon the independent work of loan review in risk rating in developing its recommendations to the Audit and Enterprise Risk Management Committee of the Board of Directors for the allocation of the allowance for loan losses, and performs this function independent of the lending area of Superior Bank.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial and industrial	$2,356	8.6%	$2,136	8.9%	$2,697	9.1%	$3,719	10.5%	$3,805	14.0%
Real estate — construction and land development	17,971	27.5	12,168	27.5	9,396	33.0	3,425	33.4	1,275	33.8
Real estate — mortgages
Single-family	12,342	27.9	7,159	28.3	2,360	26.8	2,910	27.8	1,395	25.2
Commercial	7,019	32.4	5,440	31.3	6,781	26.4	6,206	22.0	4,194	21.8
Other	371	1.2	247	1.3	155	2.1	530	2.9	215	2.9
Consumer	1,825	2.4	1,700	2.7	1,479	2.6	2,102	3.4	1,127	2.3

Total	$41,884	100.0%	$28,850	100.0%	$22,868	100.0%	$18,892	100.0%	$12,011	100.0%

The allowance as a percentage of loans, net of unearned income, at December 31, 2009 was 1.69%, compared to 1.25% as of December 31, 2008. Net charge-offs increased $8.4 million, from $7.1 million in 2008 to $15.5 million in 2009. Net charge-offs of commercial loans increased $1.3 million, from (a net recovery) of $(0.1) million in 2008 to $1.2 million in 2009. Net charge-offs of real estate loans increased $6.0 million, from $4.9 million in 2008 to $10.9 million in 2009. Net charge-offs of consumer loans increased $0.9 million, to $3.2 million in 2009 from $2.3 million in 2008. Net charge-offs as a percentage of the allowance for loan losses were 37.04% in 2009, up from 24.71% in 2008.

Real estate construction and development loans are loans where real estate developers acquired raw land with the intent of developing the land into either residential or commercial property. These loans are highly dependent upon development of the property as the primary source of repayment with the collateral disposal and/or guarantor strength as the secondary source; thus, the borrowers are dependent upon the completion of the project, the sale of the property or their own personal cash flow to service the debt. The largest category in the residential development and construction portfolio is related to development of single-family lots and single-family lots held by experienced, licensed builders for the future construction of single-family homes. This category represents approximately $123.4 million, or 40.9%, of this portfolio. Geographically, approximately 49.8% of this portfolio was located in the Florida Region with the remainder located in the Alabama Region.

During 2009, we increased the allowance for loan losses related to construction and land development real estate loans by $5.8 million, from $12.2 million as of December 31, 2008 to $18.0 million as of December 31, 2009, because of increasing levels of risk due to general economic conditions in the construction and land development real estate markets throughout our franchise. Net charge-offs for this category increased $2.7 million, from $2.1 million in 2008 to $4.8 million in 2009. Net losses in residential development and construction accounted for $4.7 million, or 99.5%, of the total losses from this portfolio segment, with a negligible portion coming from commercial construction. Of the residential purpose loan losses, 82% were located in Florida, with the remainder in Alabama.

Our allocation of the allowance for loan losses related to single-family mortgage loans increased $5.2 million, to $12.3 million at December 31, 2009 from $7.2 million at December 31, 2008. This allocation reflects the increased risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio. The following table includes our high loan-to-value (“LTV”) loans secured by single family properties, without private mortgage insurance (“PMI”) or other government guarantee at December 31, 2009:

			Past Due and Nonaccrual
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to		to		to		to		to
	Total	Total		Total		Total		Total		Total
	Outstanding	Single-	30-	Single-	90 days	Single-	Non-	Single-		Single-
	Balance	Family	89 days	Family	or more	Family	accrual	Family	Total	Family
	(Dollars in thousands)

90% up to 100% LTV	$31,751	4.6%	$260	0.0%	$—	—	$1,446	0.2%	$1,706	0.2%
100% and greater LTV	4,937	0.7	469	0.1	—	—	392	0.1	861	0.2

Total	$36,688	5.3	$729	0.1	$—	—	$1,838	0.3	$2,567	0.4

The overall increases in loss experience, nonperforming loans and pressure on home values continued to influence management’s risk assessment and decision to increase the allocation of the allowance for loan losses for single-family residential mortgages during 2009. At December 31, 2009, single-family residential mortgages accounted for $52.3 million, or 33%, of total nonperforming loans, up $29.6 million from $22.7 million as of December 31, 2008. Foreclosure activity during 2009 resulted in $28.9 million of new foreclosures, with residential construction properties accounting for $11.9 million, 41% of the new foreclosures, commercial construction represented $0.9 million, or 3% of the total; single family residential properties accounting for $11.7 million, or 40%, of the total; and commercial real estate (“CRE”) properties accounting for another $4.7 million, or 16%. Approximately 52% of 2009 foreclosures originated in Alabama, the remaining 48% in Florida. Our ORE acquired through foreclosure totaled $41.6 million at December 31, 2009 an increase of $21.6 million from $20.0 million at December 31, 2008. See the “Nonperforming Assets” section below for more information regarding our foreclosed ORE.s

Our consumer loan charge-offs were higher during 2009 when compared to 2008, primarily due to the increased losses in our consumer finance companies, which accounted for approximately $2.5 million, or 78.9%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan losses; however, we believe the increased risk associated with these loans is offset by their higher yield.

The allowance for loan losses as a percentage of nonperforming loans, excluding troubled debt restructurings (“TDR’s”), decreased to 26.25% at December 31, 2009 from 45.98% at December 31, 2008. Approximately $11.6 million of the allowance for loan losses has been specifically allocated to nonperforming loans as of December 31, 2009. As of December 31, 2009, nonperforming loans totaled $159.6 million, of which $156.2 million, or 97.9%, were loans secured by real estate compared to $61.4 million, or 97.8%, as of December 31, 2008. See “Nonperforming Assets”. Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate.

Summary of Loan Loss Experience.  The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:

Summary of Loan Loss Experience

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)

Allowance for loan losses at beginning of period	$28,850	$22,868	$18,892	$12,011	$12,543
Allowance of acquired banks	—	—	3,717	6,697	—
Charge-offs:
Commercial and industrial	1,390	504	1,162	1,450	2,097
Real estate — construction and land development	4,870	2,095	301	378	358
Real estate — mortgage
Single-family	5,372	2,460	1,149	625	795
Commercial	1,094	411	724	416	1,432
Other	210	241	206	15	85
Consumer	3,346	2,490	2,117	860	630
Other	379	243	63	2	345

Total charge-offs	16,661	8,444	5,722	3,746	5,742
Recoveries:
Commercial and industrial	161	646	398	465	413
Real estate — construction and land development	68	44	286	126	37
Real estate — mortgage
Single-family	71	89	174	102	335
Commercial	277	128	70	363	526
Other	251	71	82	73	118
Consumer	186	181	382	301	280
Other	131	155	48	—	1

Total recoveries	1,145	1,314	1,440	1,430	1,710

Net charge-offs	15,516	7,130	4,282	2,316	4,032
Provision for loan losses	28,550	13,112	4,541	2,500	3,500

Allowance for loan losses at end of period	$41,884	$28,850	$22,868	$18,892	$12,011

Loans at end of period, net of unearned income	$2,472,697	$2,314,921	$2,017,011	$1,639,528	$963,253
Average loans, net of unearned income	2,401,805	2,147,524	1,814,032	1,176,844	947,212
Ratio of ending allowance to ending loans	1.69%	1.25%	1.13%	1.15%	1.25%
Ratio of net charge-offs to average loans	0.65	0.33	0.24	0.20	0.43
Net charge-offs as a percentage of:
Provision for loan losses	54.35	54.38	94.30	92.64	115.20
Allowance for loan losses	37.04	24.71	18.72	12.26	33.57
Allowance for loan losses as a percentage of nonperforming loans	26.25	45.98	92.77	227.97	261.17

Nonperforming Assets.  Nonperforming assets increased $118.5 million, to $201.5 million as of December 31, 2009 from $83.0 million as of December 31, 2008. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 8.01% at December 31, 2009 from 3.56% at December 31, 2008. The overall increase in nonperforming assets was primarily related to real estate construction, residential mortgage loans and commercial real estate portfolios. As of December 31, 2009, nonperforming residential mortgage loans increased $29.6 million to $52.3 million from $22.7 million as of December 31, 2008. Sixteen loans in excess of $0.5 million accounted for $17.3 million, or 59% of the increase; the average loan balance of all new nonperforming residential loans was $148,000, with the majority, or 57%, located in Florida. Approximately 86% of the increase in nonperforming real estate construction consists of ten real estate construction credits over $1 million totaling

$44.0 million. Seven of these large credits, totaling $21.6 million, are located in Florida, $14.7 million in Alabama and $7.7 million in Kentucky. The commercial real estate increase of $15.0 million from December 31, 2008 consists primarily of three Florida commercial real estate credits, representing $12.0 million of the total increase, in the hospitality, multifamily and retail concentration categories. Our management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. As of December 31, 2009, of our total nonperforming credits, only 23 are in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a loan-by-loan basis rather than in large bulk sales. The following table shows our nonperforming assets for the dates shown:

Nonperforming Assets

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonaccrual	$155,631	$54,712	$22,533	$7,773	$4,550
Accruing loans 90 days or more delinquent	3,920	8,033	2,117	514	49

Total nonperforming loans	159,551	62,745	24,650	8,287	4,599
Other real estate owned assets	41,618	19,971	4,277	1,684	1,842
Repossessed assets	380	332	138	137	—

Total nonperforming assets	$201,549	$83,048	$29,065	$10,108	$6,441

Restructured and performing under restructured terms, net of specific allowance	$110,777	$2,643	$671	$305	$153

Nonperforming loans as a percentage of loans	6.45%	2.71%	1.22%	0.51%	0.48%

Nonperforming assets as a percentage of loans plus nonperforming assets	8.01%	3.56%	1.44%	0.62%	0.67%

Nonperforming assets as a percentage of total assets	6.26%	2.72%	1.01%	0.41%	0.46%

The following is a summary of nonperforming loans by category for the dates shown:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Commercial and industrial	$1,797	$166	$387	$399	$835
Real estate — construction and land development	73,058	20,976	10,569	2,067	469
Real estate — mortgages
Single-family	52,323	22,730	8,069	2,805	2,448
Commercial	30,343	15,378	4,045	1,765	675
Other	436	2,289	805	688	11
Consumer	734	723	775	559	161
Other	860	483	—	4	—

Total nonperforming loans	$159,551	$62,745	$24,650	$8,287	$4,599

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

The following is a summary of other real estate owned by category for the dates shown:

	December 31,
	2009	2008
	(Dollars in thousands)

Acreage	$2,251	$1,222
Commercial buildings	5,226	656
Residential condominiums	2,730	1,314
Residential single-family homes	15,696	9,394
Residential lots	14,613	7,277
Other	1,102	108

Other real estate owned	$41,618	$19,971

Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling expenses. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. The value of other foreclosed real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by our management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Impaired Loans.  At December 31, 2009, our recorded investment in impaired loans, under ASC 310-35 totaled $280.3 million, an increase of $227.5 million from $52.9 million at December 31, 2008. Approximately $78.7 million is located in the Alabama Region and $201.6 million is located in the Florida Region. Approximately $14.5 million of the allowance for loan losses is specifically allocated to these loans, providing 5.18% coverage. Additionally, $277.2 million, or 98.9%, of the $280.3 million in impaired loans is secured by real estate.

The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category for the dates shown:

	December 31,
	2009		2008
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)

Commercial and industrial	$3,032	$1,053	$515	$42
Real estate — construction and land development	114,268	6,719	18,155	1,570
Real estate — mortgages
Single-family	53,229	5,005	18,063	2,251
Commercial	109,222	1,686	15,615	1,173
Other	500	62	532	70
Consumer	97	2	—	—

Total	$280,348	$14,527	$52,880	$5,106

At the time a loan is identified as impaired, it is evaluated and valued at the lower of cost or fair value. For collateral dependent loans, of which $155.5 million is included above and primarily secured by real estate, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by management, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Our other impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. Impairment measured under this method is comprised primarily of loans considered troubled debt restructurings (“TDRs”) where the terms of these loans have been restructured based on the expected future cash flows. A restructuring of debt constitutes a TDR if for economic or legal reasons related to borrower’s financial difficulties we grant a concession to the borrower that we would not otherwise consider.

All impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Included in our impaired loans are nonperforming loans with specific impairment and loans considered TDRs. The following is a summary of our TDRs as of December 31, 2009:

	Restructured
	Performing		Not-Performing
	in Accordance		in Accordance
	with Restructured Terms		with Restructured Terms
	Outstanding	Specific	Outstanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)

Alabama:
Commercial and industrial	$—	$—	$—	$—
Real estate — construction and land development	924	1	—	—
Real estate — mortgages
Single-family	8,317	287	1,106	93
Commercial	22,580	222	—	—
Consumer	97	1	—	—

Total Alabama	$31,918	$511	$1,106	$93

Florida
Commercial and industrial	$1,212	$883	$—	$—
Real estate — construction and land development	19,369	482	—	—
Real estate — mortgages
Single-family	4,334	276	2,760	388
Commercial	56,038	442	2,227	85
Consumer	—	—	—	—

Total Florida	$80,953	$2,083	$4,987	$473

Total
Commercial and industrial	$1,212	$883	$—	$—
Real estate — construction and land development	20,293	483	—	—
Real estate — mortgages
Single-family	12,651	563	3,866	481
Commercial	78,618	664	2,227	85
Consumer	97	1	—	—

Total TDRs	$112,871	$2,594	$6,093	$566

Potential Problem Loans.  In addition to nonperforming loans, management has identified $31.5 million in potential problem loans as of December 31, 2009. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Three categories accounted for 99% of total potential problem loans. Real estate construction loans account for 49% of the total and single family residential loans and commercial real estate loans accounted for 17% and 33%, respectively. Geographically, 72% of the loans were located in Florida, with the remainder located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor the cash flow and collateral characteristics of each credit.

Deposits.  Noninterest-bearing deposits totaled $257.7 million at December 31, 2009, an increase of 21.2%, or $45.0 million, from $212.7 million at December 31, 2008. Noninterest-bearing deposits were 9.7% of total deposits at December 31, 2009 compared to 9.1% at December 31, 2008.

Interest-bearing deposits totaled $2.399 billion at December 31, 2009, an increase of 12.6%, or $268.6 million, from $2.130 billion at December 31, 2008. Interest-bearing deposits averaged $2.290 billion for the year ended December 31, 2009 compared to $2.010 billion for the year ended December 31, 2008. The average rate paid on all interest-bearing deposits during 2009 was 2.60%, compared to 3.40% for 2008.

As shown below, there were significant increases in our demand and savings deposits within our reportable segments that represent core deposits received through our branch network. Growth in our core deposit base has largely been concentrated in 22 de novo branches opened between 2006 and 2009, which have grown to $432.9 million by December 31, 2009. Of this growth, $147.9 million occurred in 2009. This expansion of our core funding has significantly improved our liquidity and has enabled us to grow earning assets while reducing reliance on borrowings and other non-core sources.

The following table sets forth the composition of our total deposit accounts at the dates indicated:

	December 31,		Percent
	2009	2008	Change
	(Dollars in thousands)

Noninterest-bearing demand	$257,744	$212,732	21.2%
Alabama segment	137,160	127,115	7.9
Florida segment	103,621	78,639	31.8
Other	16,963	6,978	NCM
Interest-bearing demand	690,677	632,430	9.2
Alabama segment	385,246	298,405	29.1
Florida segment	233,740	178,850	30.7
Other	71,691	155,175	(53.8)
Savings	284,430	185,522	53.3
Alabama segment	151,263	106,946	41.4
Florida segment	131,185	76,449	71.6
Other	1,982	2,127	(6.8)
Time deposits	1,423,722	1,312,304	8.5
Alabama segment	663,510	608,056	9.1
Florida segment	555,262	490,266	13.3
Other	204,950	213,982	(4.2)

Total deposits	$2,656,573	$2,342,988	13.4%

Alabama segment	$1,337,179	$1,140,522	17.2%

Florida segment	$1,023,808	$824,204	24.2%

Other	$295,586	$378,262	(21.9)%

NCM — Not considered meaningful

At December 31, 2009 and 2008, we had deposits from related parties of approximately $31.5 million and $22.1 million, respectively. We believe that all of the deposit transactions were made on terms and conditions in the ordinary course of business.

The following table sets forth our average deposits by category for the periods indicated:

Average Deposits

	December 31,
	2009		2008		2007
	Average		Average		Average
	Amount	Average	Amount	Average	Amount	Average
	Outstanding	Rate Paid	Outstanding	Rate Paid	Outstanding	Rate Paid
	(Dollars in thousands)

Noninterest-bearing demand	$246,428	—%	$218,486	—%	$191,066	—%
Interest-bearing demand	653,371	1.31	637,800	2.31	568,125	3.66
Savings	243,566	1.50	121,645	2.25	50,652	1.61
Time deposits — customer	1,163,530	3.12	1,096,841	4.07	1,023,573	4.90

Total average customer deposits	2,306,895	2.10	2,074,772	3.00	1,833,416	3.92
Time deposits — brokered	229,433	2.60	153,631	4.08	148,369	5.31

Total average deposits	$2,536,328	2.14%	$2,228,403	3.07%	$1,981,785	4.02%

Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Our core deposits, which exclude our time deposits greater than $100,000, represent 71.1% of our total deposits at December 31, 2009 compared to 70.1% at December 31, 2008. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 93.1% at December 31, 2009, compared to 98.8% at December 31, 2008.

Borrowings.  During 2009, average borrowed funds decreased $62.2 million, or (17.5)%, to $294.0 million, from $356.2 million during 2008, which in turn increased $106.8 million, or 42.8%, from $249.4 million during 2007. The average rate paid on borrowed funds during 2009, 2008 and 2007 was 3.43%, 3.40% and 5.20%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.

Advances from the FHLB totaled $218.3 million at December 31, 2009, a decrease of 39.6%, or $143.0 million, from $361.3 million at December 31, 2008. Borrowings from the FHLB have declined as the increase in customer deposits has outpaced loan growth since December 31, 2008. FHLB advances had a weighted average interest rate of approximately 3.74% at December 31, 2009. The advances are secured by FHLB stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans, all with a carrying value of approximately $942.7 million at December 31, 2009. We have available approximately $177.2 million in unused advances under the blanket lien subject to the availability of qualifying collateral.

The following is a summary, by year of contractual maturity, of advances from the FHLB for the periods ended December 31:

	2009		2008
	Weighted		Weighted
Year:	Average Rate	Balance	Average Rate	Balance
	(Dollars in thousands)

2009	—%	$—	1.03%	$142,984
2010	3.36	29,982	6.41	5,000
2011	2.66	50,000	2.69	75,000
2012	4.44	5,000	4.44	5,000
2013	3.46	35,000	3.46	35,000
2015	4.58	66,340	4.58	66,340
2020	4.28	32,000	4.28	32,000

Total	3.74%	$218,322	2.67%	$361,324

The above schedule is by contractual maturity. Call dates for the above are as follows: 2010, $215.3 million.

On March 31, 2009, Superior Bank completed a placement of a $40 million aggregate principal amount 2.625% Senior Note due 2012 (the “Note”). The Note is guaranteed by the FDIC under its TLGP and is backed by the full faith and credit of the United States. The Note is a direct, unsecured general obligation of Superior Bank and it is not subject to redemption prior to maturity. The Note is solely the obligation of Superior Bank and is not guaranteed by us. Superior Bank received net proceeds, after discount, FDIC guarantee premium and other issuance cost, of approximately $38.6 million, which will be used by Superior Bank for general corporate purposes. The debt will yield an effective interest rate, including amortization, of 3.89%.

In connection with the TLGP, the Bank entered into a Master Agreement with the FDIC. The Master Agreement contains certain terms and conditions that must be included in the governing documents for any senior debt securities issued by the Bank that are guaranteed pursuant to the TLGP.

Subordinated Debentures.

Issuance of Subordinated Debt and Related Warrant.  On September 17, 2008, Superior Bank entered into an Agreement to Purchase Subordinated Notes (the “Agreement”) with Durden Enterprises, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, Superior Bank issued to the Purchaser $10 million in aggregate principal amount of 9.5% Subordinated Notes due September 15, 2018 (the “Notes”), and Superior Bancorp issued to the Purchaser a warrant (the “Warrant”) to purchase up to one million shares of our common stock, $.001 par value per share, at a price of $7.53 per share. The exercise price for the Warrant was based on the average of the closing prices of our common stock for the 10 trading days immediately preceding September 17, 2008. Interest on the Note is payable quarterly. The Purchaser may, subject to regulatory approval, accelerate the payment of principal and interest if there is an event of default under the terms of the Note. Events of default are limited to the commencement of voluntary or involuntary bankruptcy or similar proceedings with respect to Superior Bank. Beginning on September 15, 2013, Superior Bank may redeem all or a portion of the Notes on any interest payment date at a price equal to 100% of the principal amount of the redeemed Notes plus accrued but unpaid interest.

The fair value of the Warrant totaling $2.6 million was determined using the Black-Scholes option-pricing model. The value of the Warrant is being amortized into interest expense over the term of the Agreement. The Warrant is exercisable at any time prior to the close of business on September 15, 2013. We agreed to register with the Securities and Exchange Commission the stock that would be issued to the Purchaser upon the exercise of the Warrant. We also granted to the Purchaser an option to purchase up to $10 million in additional subordinated notes and receive additional warrants in the future on similar terms and conditions with such changes as are necessary to reflect market conditions at that time. K. Earl Durden, the managing member of the Purchaser, is a director of Superior Bancorp and Superior Bank.

Junior Subordinated Debentures.  On July 19, 2007, we issued approximately $22 million in aggregate principal amount of trust preferred securities and a like amount of related subordinated debentures through our wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust I. The trust preferred securities and subordinated debentures bear interest at a floating rate of three-month LIBOR plus 1.33% that is payable quarterly. The trust preferred securities, which may be redeemed on or after September 15, 2012, will mature on September 15, 2037 (See Note 30 to the consolidated financial statements).

On July 25, 2007, we completed a redemption of approximately $16 million in aggregate outstanding principal amount of trust preferred securities and related six-month LIBOR plus 3.75% junior subordinated debentures due July 25, 2031, both of which were issued by our wholly-owned, unconsolidated subsidiary trust, TBC Capital Statutory Trust III. We called the securities for redemption effective July 25, 2007 at a redemption price equal to 106.15% of par. The remaining proceeds from the issuance of the new trust preferred securities were used in the stock repurchase program and for other corporate purposes. We incurred a loss of approximately $1.5 million ($0.9 million, net of tax, or $.02 per share), during the third quarter of 2007 relating to the redemption of the outstanding trust preferred securities.

In addition to the trust described in the immediately following paragraph, we have three more sponsored trusts, TBC Capital II, Community Capital I and Peoples Trust I, of which 100% of the common equity is owned by us. The trusts were formed for the purpose of issuing obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of ours (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, Community Capital I and Peoples Trust I trusts are first redeemable, in whole or in part, by us on September 7, 2010, March 8, 2010 and December 15, 2010, respectively.

On December 11, 2009, we issued approximately $69.0 million in aggregate principal amount of trust preferred securities and a like amount of related subordinated debentures through our wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust II. The trust preferred securities and subordinated debentures bear interest, payable quarterly, at a rate of 5% until February 15, 2014 when the rate increases to 9%. The trust preferred securities are perpetual, having no stated maturity, but may be redeemed at any time by us on 30 days’ notice. See Note 29 to the consolidated financial statements for additional details.

Consolidated debt obligations related to these subsidiary trusts and other subordinated debt are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Junior Subordinated Debentures
5.00% perpetual junior subordinated debentures owed to Superior Capital Trust II(3)(4)	$69,100	$—
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	15,464	15,464
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310	10,310
3-month LIBOR plus 1.33% junior subordinated debentures owed to Superior Capital Trust I due September 15, 2037(1)	22,681	22,681
6.41% junior subordinated debentures owed to Peoples Community Capital Trust I due December 15, 2035(2)	4,124	4,124
Add (subtract):
Purchase accounting adjustment	471	819
Discount related to 5.00% perpetual junior subordinated debentures owed to Superior Capital Trust II(4)	(45,598)	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	76,552	53,398
Other Subordinated Debt
9.5% subordinated debentures owed to Durden Enterprises, LLC due September 15, 2013	10,000	10,000
Add (subtract):
Discount related to 9.5% subordinated debentures owed to Durden Enterprises, LLC	(2,382)	(2,514)

Total other subordinated debt	7,618	7,486

Total subordinated debentures	$84,170	$60,884

(1)	Interest rate is equal to 1.58% at December 31, 2009. The Corporation has entered into interest rate swap agreements to an average effective fixed rate of 4.42%. (see Note 15 to the consolidated financial statements).

(2)	Converts to quarterly floating rate of LIBOR plus 1.45% in December 2010.

(3)	Converts to 9.00% on February 15, 2014 (see Note 29 to the consolidated financial statements).

(4)	Effective yield is equal to 20.22% (see Note 29 to the consolidated financial statements).

Stockholders’ Equity.

Overview.  Our stockholders’ equity totaled $191.7 million at December 31, 2009 compared to $251.2 million at December 31, 2008. This decrease was primarily due to the amount of cumulative dividends on preferred stock, exchange of preferred stock for trust preferred securities and the net loss for the period, partially offset by the components of other comprehensive income (loss) as shown below. See the “Statement of Changes in Stockholders Equity” in the consolidated financial statements included elsewhere in this report.

In November 2009, after approval by our Board of Directors and our stockholders, we amended our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 20 million to 200 million.

During 2009, we sold approximately 1.5 million shares of our common stock at prices ranging from $2.21 to $2.71 per share to approximately 20 accredited investors in a series of transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Securities and Exchange Commission Regulation D. Of the shares issued, approximately $0.3 million were issued from Treasury. We received total cash consideration of approximately $3.3 million in connection with these transactions.

On April 28, 2008, we completed a 1-for-4 reverse split of our common stock, reducing the number of authorized shares of common stock from 60 million to 15 million and the number of common shares outstanding from 40.2 million to 10.1 million. This action brought our authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this annual report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the opening of trading on April 28, 2008.

Other Comprehensive (Loss) Income.  Our stockholders’ equity was affected by various components of our comprehensive loss. The components of other comprehensive (loss) income for the years ended December 31, 2009 and 2008 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)

2009
Unrealized loss on available for sale securities	$(10,748)	$3,977	$(6,771)
Less reclassification adjustment for losses realized in net loss	10,102	(3,738)	6,364
Unrealized gain on derivatives	189	(71)	118
Defined benefit pension plan — net gain arising during the period	617	(228)	389

Net unrealized gain	$160	$(60)	$100

2008
Unrealized loss on available for sale securities	$(16,885)	$6,203	$(10,682)
Less reclassification adjustment for losses realized in net loss	8,453	(3,128)	5,325
Unrealized loss on derivatives	(955)	354	(601)
Defined benefit pension plan — net loss arising during the period	(3,398)	1,257	(2,141)

Net unrealized loss	$(12,785)	$4,686	$(8,099)

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio. Additional discussion is included in the “Market Risk — Derivative Positions” on the unrealized loss on derivatives. Certain information regarding our pension liability is disclosed in Note 20 to the consolidated financial statements, which includes asset values, projected benefit obligations, investment policies and asset allocations.

Exchange of preferred stock held by the Treasury Department for trust preferred securities.  On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we issued and sold, and the Treasury Department purchased, (i) 69,000 shares (the “Preferred Stock”) of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 1,923,792 shares of our voting common stock, par value $0.001 per share at an exercise price of $5.38 per share, for an aggregate purchase price of $69 million in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On December 11, 2009, we entered into an exchange agreement with the Treasury Department pursuant to which the Treasury Department agreed that it would exchange all 69,000 shares of our outstanding Preferred Stock owned by the Treasury Department for 69,000 newly issued trust preferred securities, $1,000 liquidation amount per capital security, issued by Superior Capital Trust II, a wholly-owned, unconsolidated subsidiary of Superior Bancorp. The trust preferred securities were issued to the Treasury Department on December 11, 2009. In connection with this exchange, the trust used the Preferred Stock, together with the proceeds of the issuance and sale by the trust of $0.1 million aggregate liquidation amount of their fixed rate common securities, to purchase the $69.1 million aggregate principal amount of junior subordinated debentures we issued.

The trust preferred securities issued to the Treasury Department have a distribution rate of 5% until, but excluding February 15, 2014 and 9% thereafter (which is the same as the dividend rate on the Preferred Stock). We hold the common securities of the trust, in the amount of $0.1 million. The sole asset and only source of funds to make payments on the trust preferred securities and the common securities of the trust is $69.1 million of our Fixed Rate Perpetual Junior Subordinated Debentures, which we issued to the trust. The debentures are perpetual and we may redeem them at any time on 30 days’ notice.

Under the guarantee agreement dated as of December 11, 2009, we irrevocably and unconditionally agree to pay in full to the Treasury Department the guaranteed payments, as and when due. Our obligation to make the guaranteed payment may be satisfied by direct payment of the required amounts to the Treasury Department of the trust preferred securities or by causing the issuer trust to pay such amounts to the Treasury Department. Our obligations under the guarantee agreement constitute unsecured obligations and rank subordinate and junior in right of payment to all senior debt. Our obligations under the guarantee agreement rank pari passu with any of our obligations under similar guarantee agreements which we issue on behalf of the holders of preferred or capital securities issued by any statutory trust, among others stated in the guarantee agreement. Under the guarantee agreement, we have guaranteed the payment of the liquidation amount of the trust preferred securities upon liquidation of the trust, but only to the extent that the trust has funds available to make such payments.

Under the exchange agreement, our agreement that, without the consent of the Treasury Department, we would not increase our dividend rate per share of common stock above that in effect as of October 13, 2008 or repurchase shares of our common stock until, in each case, the earlier of December 5, 2011 or such time as all of the new trust preferred securities have been redeemed or transferred by the Treasury Department, remains in effect.

Initially, in connection with the issuance of the Preferred Stock on December 5, 2008, the Treasury Department was issued a warrant to purchase 1,923,392 shares of our common stock at an exercise price of $5.38 per share. However, as a result of the issuance of 1,491,618 additional shares in July 2009, we adjusted the warrant share position to 1,975,688 shares with a strike price of $5.239.

The trust preferred securities issued to the Treasury Department continue to qualify as Tier 1 regulatory capital as of December 31, 2009. The trust preferred securities are subject to the 25% limitation on Tier 1 capital.

This transaction with the Treasury Department was accounted for as an extinguishment of previously issued Preferred Stock. The accounting impact of this transaction included (1) recognition of junior subordinated debentures and derecognition of the Preferred Stock; (2) recognition of a favorable impact to accumulated deficit resulting from the excess of (a) the carrying amount of the securities exchanged (Preferred Stock) over (b) the fair value of the consideration exchanged (the trust preferred securities); (3) the reversal of any unamortized discount outstanding on the Preferred Stock and (4) issuance costs.

At the date of the exchange agreement, the fair value of the trust preferred securities (junior subordinated debentures for purposes of our financial statements) was determined internally using a discounted cash flow model.

The main considerations were (1) quarterly interest payment of 5% until, but excluding February 15 2014 and 9% thereafter; (2) assumed maturity date of 30 years; and (3) assumed discount rate of 19.63%. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparable issuers were trading as assets in the market and computing an implied credit spread. The discount rate used is the amount of the implied credit spread of 14.69% plus the 30-year swap rate of 4.94%.

The discount as well as the debt issuance costs will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures. The effective yield of the issue will be 20.22%.

This particular exchange resulted in a gain on retirement of preferred stock favorably impacting accumulated deficit by $23.1 million (net of deferred taxes), which is also considered as part of earnings (losses) applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations. See Note 23 to the consolidated financial statements for a reconciliation of EPS. A summary of this transaction and the increases (decreases) in the related asset, liability and stockholders’ equity accounts is as follows (Dollars in thousands):

Assets
Other assets — investment in common stock of trust	$100
— deferred income taxes (see Note 14 to the consolidated financial statements)	(16,544)

Total assets	$(16,444)

Liabilities
Subordinated debentures, net (see Note 11 to the consolidated financial statements):
Issuance	$69,100
Discount	(44,714)

Total liabilities	24,386

Stockholders’ equity (see Note 27 to the consolidated financial statements)
Preferred stock, par value $.001 per share	$—
Surplus — preferred ($69,000 less discount of $5,073)	(63,927)
Accumulated deficit (net of $16,544 deferred taxes)	23,097

Total stockholders’ equity	(40,830)

Total liabilities and stockholders’ equity	$(16,444)

Exchange of non-pooled trust preferred securities for newly issued common stock

On January 15, 2010, we entered into an agreement with Cambridge Savings Bank (“Cambridge”) pursuant to which Cambridge will exchange $3.5 million of trust preferred securities issued by our wholly owned unconsolidated subsidiary, Superior Capital Trust I, for shares of our common stock. The number of shares of common stock to be issued to Cambridge will equal 77% of the face value of the trust preferred securities divided by a weighted average of the sales prices of newly issued shares of our common stock sold between the date of the agreement and the closing of the exchange or, if lower, the weighted average of the sales prices of such stock within forty-eight hours prior to the closing of the exchange. The consummation of the transaction is conditioned upon selling at least $75 million of our common stock either for cash or in exchange for trust preferred securities or debt, obtaining consent of our stockholders if required by NASDAQ, and other customary closing conditions.

On January 20, 2010, we entered into an agreement with KBW, Inc. (“KBW”) pursuant to which KBW will exchange $4.0 million of trust preferred securities issued by our unconsolidated subsidiary, Superior Capital Trust I, for shares of our common stock. The number of shares of common stock to be issued to KBW will equal 50% of the face value of the trust preferred securities divided by the greater of the following prices of our common stock during the ten trading days prior to the closing of the exchange: (1) the average of the closing prices or (2) 90% of the volume weighted average price. The consummation of the transaction is conditioned upon obtaining consent of our stockholders if required by NASDAQ, and other customary closing conditions.

Neither we nor our affiliates have any material relationship with Cambridge other than in respect of the exchange agreement. Neither we nor our affiliates have any material relationship with KBW except that we have engaged an affiliate of KBW to assist us in formulating and implementing strategies to strengthen our capital position.

We expect to record a net after-tax gain of $1.8 million upon exchange of the trust preferred securities. The ultimate effect of the transactions will be to increase stockholders’ equity by approximately $6.5 million, consisting of both the increase in equity upon recording gains on retirement of the securities, and the value of the newly issued shares.

See Notes 27, 29 and 30 to the consolidated financial statements.

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

Stock Incentive Plan.  In April 2008, our stockholders approved the Superior Bancorp 2008 Incentive Compensation Plan (the “2008 Plan”) which succeeded the 1998 Plan. The purpose of the 2008 Plan is to provide additional incentive for our directors and key employees to further the growth, development and our financial success by personally benefiting through the ownership of our common stock, or other rights which recognize such growth, development and financial success. Our Board also believes the 2008 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect our financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2008 Plan is 300,000 (restated for 1-for-4 reverse stock split) shares, of which no more than 90,000 shares may be issued for “full value awards” (defined under the 2008 Plan to mean any awards permitted under the 2008 Plan that are neither stock options nor stock appreciation rights). Only those employees and directors who are selected to receive grants by the administrator may participate in the 2008 Plan.

A summary of stock option activity as of December 31, 2009 and changes during the year then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price	Term	Value

Under option, beginning of period	848,922	$29.94
Granted	104,100	2.97
Exercised	—	—
Forfeited	(27,375)	(31.77)

Under option, end of period	925,647	$26.85	5.65	$39

Exercisable at end of period	625,903	$31.76	2.90	$—

Weighted-average fair value per option of options granted during the period	$1.47

During the year ended December 31, 2009, 2008 and 2007, the Corporation recognized approximately $0.5 million, $0.6 million and $0.5 million in compensation expense related to options granted. Additional disclosure regarding our stock incentive plan is included in Note 12 to the consolidated financial statements.

In January 2008, members of our management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share, or $0.5 million in the aggregate which will be recognized over a 24-month period as 50% of the stock vests on January 22, 2009 and the remaining 50% vests on January 22, 2010. During the twelve-month periods ended December 31, 2009 and 2008, we recognized approximately $0.2 million and $0.3 million, respectively, in compensation expense related to restricted stock. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. the right to vote, receive dividends, etc), prior to vesting.

Regulatory Capital.  During the fourth quarter of 2005, we became a unitary thrift holding company and, as such, we are subject to regulation, examination and supervision by the OTS.

Simultaneously, Superior Bank’s charter was changed to a federal savings bank charter, and Superior Bank is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005, Superior Bank was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial position and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Superior Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Superior Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Superior Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes that Superior Bank meets all applicable capital adequacy requirements as of December 31, 2009.

The table below represents Superior Bank’s actual regulatory and minimum regulatory capital requirements at December 31, 2009 (Dollars in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Core Capital (to Adjusted Total Assets)	$249,253	7.79%	$127,957	4.00%	$159,947	5.00%
Total Capital (to Risk Weighted Assets)	286,748	10.69	214,517	8.00	268,146	10.00
Tier 1 Capital (to Risk Weighted Assets)	249,253	9.30	NA	NA	160,888	6.00
Tangible Capital (to Adjusted Total Assets)	249,253	7.79	47,984	1.50	NA	NA

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). Such forward looking statements should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (5) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (6) the willingness of users to substitute competitors’ products and services for our products and services; (7) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (8) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) technological changes; (10) changes in consumer spending and savings habits; (11) the effect of natural disasters, such as hurricanes, in our geographic markets; (12) regulatory, legal or judicial proceedings; (13) the continuing instability in the domestic and international capital markets; (14) the effects of new and proposed laws relating to financial institutions and credit transactions; (15) the effects of policy initiatives that have been and may continue to be introduced by the new Presidential administration and related regulatory actions; and (16) our success in any new capital financing activities we may undertake.

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

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Bancorp

We have audited the accompanying consolidated statements of financial condition of Superior Bancorp (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 11, 2010

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(Dollars in thousands, except per share amounts)

ASSETS
Cash and due from banks	$74,020	$74,237
Interest-bearing deposits in other banks	23,714	10,042
Federal funds sold	2,036	5,169

Total cash and cash equivalents	99,770	89,448
Investment securities available-for-sale	286,310	347,142
Tax lien certificates	19,292	23,786
Mortgage loans held for sale	71,879	22,040
Loans	2,475,590	2,316,915
Unearned income	(2,893)	(1,994)

Loans, net of unearned income	2,472,697	2,314,921
Allowance for loan losses	(41,884)	(28,850)

Net loans	2,430,813	2,286,071
Premises and equipment, net	104,022	104,085
Accrued interest receivable	15,581	14,794
Stock in FHLB	18,212	21,410
Cash surrender value of life insurance	50,142	48,291
Core deposit and other intangible assets	16,694	21,052
Other real estate	41,618	19,971
Other assets	67,536	54,611

Total assets	$3,221,869	$3,052,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$257,744	$212,732
Interest-bearing demand	690,677	632,430
Savings	284,430	185,522
Time deposits $100,000 and over	761,585	662,175
Other time deposits	662,137	650,129

Total deposits	2,656,573	2,342,988
Advances from FHLB	218,322	361,324
Security repurchase agreements	841	3,563
Notes payable	45,917	7,000
Subordinated debentures, net	84,170	60,884
Accrued expenses and other liabilities	24,342	25,703

Total liabilities	3,030,165	2,801,462
Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, -0- and 69,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	—	—
Common stock, par value $.001 per share; shares authorized 200,000,000; shares issued 11,673,837 in 2009 and 10,403,087 in 2008; outstanding 11,667,794 in 2009 and 10,074,999 in 2008	12	10
Surplus — preferred	—	62,978
— warrants	8,646	8,646
— common	322,043	329,461
Accumulated deficit	(130,889)	(129,904)
Accumulated other comprehensive loss	(7,825)	(7,925)
Treasury stock, at cost — 321,485 shares outstanding as of December 31, 2008	—	(11,373)
Unearned ESOP stock	(263)	(443)
Unearned restricted stock	(20)	(211)

Total stockholders’ equity	191,704	251,239

Total liabilities and stockholders’ equity	$3,221,869	$3,052,701

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest income:
Interest and fees on loans	$144,660	$147,162	$150,443
Interest on taxable securities	14,085	16,310	17,174
Interest on tax-exempt securities	1,610	1,716	897
Interest on federal funds sold	9	122	471
Interest and dividends on other investments	1,718	2,578	2,944

Total interest income	162,082	167,888	171,929
Interest expense:
Interest on deposits	54,360	68,405	79,667
Interest on other borrowed funds	10,097	12,104	12,971
Interest on subordinated debentures	5,063	4,094	4,129

Total interest expense	69,520	84,603	96,767

Net interest income	92,562	83,285	75,162
Provision for loan losses	28,550	13,112	4,541

Net interest income after provision for loan losses	64,012	70,173	70,621
Noninterest income:
Service charges and fees on deposits	10,112	9,295	7,957
Mortgage banking income	7,084	3,972	3,860
Investment securities gains (losses)
Gain on sale of securities	5,644	1,489	308
Total other-than-temporary impairment losses (“OTTI”)	(23,079)	(9,942)	—
Portion of OTTI recognized in other comprehensive
income	7,333	—	—

Investment securities (loss) gain	(10,102)	(8,453)	308
Change in fair value of derivatives	(826)	1,240	1,310
Increase in cash surrender value of life insurance	2,198	2,274	1,895
Gain on extinguishment of liabilities	—	2,918	—
Other income	5,113	5,521	4,027

Total noninterest income	13,579	16,767	19,357
Noninterest expenses:
Salaries and employee benefits	49,962	49,672	42,316
Occupancy, furniture and equipment	18,643	17,197	13,391
Amortization of core deposit intangibles	3,941	3,585	1,691
Goodwill impairment charge	—	160,306	—
FDIC assessments	6,348	1,105	282
Foreclosure losses	8,116	908	227
Loss on extinguishment of debt	—	—	1,469
Other expenses	23,475	21,905	18,847

Total noninterest expenses	110,485	254,678	78,223

(Loss) income before income taxes	(32,894)	(167,738)	11,755
Income tax (benefit) expense	(13,005)	(4,588)	4,134

Net (loss) income	(19,889)	(163,150)	7,621
Preferred stock dividends and amortization	(4,193)	(311)	—
Gain on exchange of preferred stock for trust preferred debt	23,097	—	—

Net (loss) income applicable to common stockholders	$(985)	$(163,461)	$7,621

Weighted average common shares outstanding	10,687	10,021	9,243
Weighted average common shares outstanding, assuming dilution	10,687	10,021	9,333
Basic net (loss) income per common share	$(0.09)	$(16.31)	$0.82
Diluted net (loss) income per common share	(0.09)	(16.31)	0.82

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated	Accumulated
						(Deficit)	Other		Unearned	Unearned	Total
	Preferred	Common	Surplus			Retained	Comprehensive	Treasury	ESOP	Restricted	Stockholders’
	Stock	Stock	Preferred	Warrants	Common	Earnings	(Loss) Gain	Stock	Stock	Stock	Equity
	(Dollars in thousands, except per share data)

Balance at January 1, 2007	$—	$8	$—	$—	$253,842	$26,491	$(1,452)	$(716)	$(2,086)	$—	$276,087
Adoption of FIN 48	—	—	—	—	—	(555)	—	—	—	—	(555)
Comprehensive income:
Net income	—	—	—	—	—	7,621	—	—	—	—	7,621
Other comprehensive income, net of tax expense of $798, unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	1,238	—	—	—	1,238
Defined benefit pension plan — net gain	—	—	—	—	—	—	388	—	—	—	388

Comprehensive income											9,247
Repurchase of 295,500 shares of treasury stock	—	—	—	—	—	—	—	(10,428)	—	—	(10,428)
Issuance of 1,658,781 shares for People’s purchase	—	2	—	—	73,802	—	—	—	—	—	73,804
Issuance of 6,941 shares related to board compensation	—	—	—	—	278	—	—	—	—	—	278
Stock options exercised — 21,250 shares	—	—	—	—	640	—	—	—	—	—	640
Compensation expense related to stock options	—	—	—	—	472	—	—	—	—	—	472
Release of 12,284 shares by ESOP	—	—	—	—	198	—	—	—	299	—	497
Termination of ESOP — 31,867 shares transferred	—	—	—	—	—	—	—	(1,165)	1,165	—	—

Balance at December 31, 2007	—	10	—	—	329,232	33,557	174	(12,309)	(622)	—	350,042
Comprehensive loss:
Net loss	—	—	—	—	—	(163,150)	—	—	—	—	(163,150)
Other comprehensive loss, net of tax benefit of $3,075 unrealized loss on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	(5,357)	—	—	—	(5,357)
Change in accumulated loss on cash flow hedging instrument, net of tax expense of $354	—	—	—	—	—	—	(601)	—	—	—	(601)
Defined benefit pension plan — net loss	—	—	—	—	—	—	(2,141)	—	—	—	(2,141)

Comprehensive loss											(171,249)
Issuance of warrant to purchase 1,000,000 shares of common stock related to subordinated notes	—	—	—	2,553	—	—	—	—	—	—	2,553
Issuance of 69,000 shares of cumulative preferred stock	—	—	69,000	—	—	—	—	—	—	—	69,000
Issuance of warrant to purchase 1,923,392 shares of common stock related to preferred stock; adjusted to 1,975,688	—	—	(6,093)	6,093	—	—	—	—	—	—	—
Cumulative preferred stock dividend of $240, net of amortization	—	—	71	—	—	(311)	—	—	—	—	(240)
Issuance of 26,788 shares of restricted stock	—	—	—	—	(447)	—	—	944	—	(497)	—
Amortization of unearned restricted stock	—	—	—	—	—	—	—	(8)	—	286	278
Issuance of 26,795 shares related to board compensation	—	—	—	—	292	—	—	—	—	—	292
Compensation expense related to stock options	—	—	—	—	623	—	—	—	—	—	623
Fractional shares and issuance costs	—	—	—	—	(94)	—	—	—	—	—	(94)
Release of 3,881 shares by ESOP	—	—	—	—	(145)	—	—	—	179	—	34

Balance at December 31, 2008	—	10	62,978	8,646	329,461	(129,904)	(7,925)	(11,373)	(443)	(211)	251,239
Comprehensive loss:
Net loss	—	—	—	—	—	(19,889)	—	—	—	—	(19,889)
Other comprehensive loss, net of tax benefit of $239 on unrealized loss on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	(407)	—	—	—	(407)
Change in accumulated gain on cash flow hedging instrument, net of tax expense of $71	—	—	—	—	—	—	118	—	—	—	118
Defined benefit pension plan — net gain, net of tax expense of $228	—	—	—	—	—	—	389	—	—	—	389

Comprehensive loss											(19,789)
Cumulative preferred stock dividend of $3,245, net of amortization	—	—	948	—	—	(4,193)	—	—	—	—	(3,245)
Exchange of preferred stock for trust preferred debt			(63,926)	—	—	23,097	—	—	—	—	(40,829)
Issuance of 1,491,618 shares	—	2	—	—	(8,036)	—	—	11,333	—		3,299
Issuance of restricted stock	—	—	—	—	18	—	—	40	—	(52)	6
Amortization of unearned restricted stock	—	—	—	—	—	—	—	—	—	243	243
Issuance of 91,284 shares related to board compensation	—	—	—	—	768	—	—	—	—	—	768
Release of 3,938 shares by ESOP	—	—	—	—	(168)	—	—	—	180	—	12

Balance at December 31, 2009	$—	$12	$—	$8,646	$322,043	$(130,889)	$(7,825)	$—	$(263)	$(20)	$191,704

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Operating activities
Net (loss) income	$(19,889)	$(163,150)	$7,621
Adjustments to reconcile net (loss) income to net cash (used) provided by operations:
Goodwill impairment charge	—	160,306	—
Depreciation	7,249	6,576	4,630
Amortization of core deposit and other intangibles	4,358	4,001	1,868
Net (discount) premium amortization on securities	136	(63)	(116)
OTTI	15,746	9,942	—
Gain on sale of investment securities	(5,644)	(1,489)	(308)
Gain on sale of interest rate floors	—	(678)	—
Loss on the sale of foreclosed assets	5,670	528	170
Provision for loan losses	28,550	13,112	4,541
(Decrease) increase in accrued interest receivable	(787)	1,718	(386)
Deferred income tax (benefit) expense	(13,739)	(4,736)	4,021
Loss (gain) on sale of assets	130	(11)	(139)
(Gain) loss on extinguishment of liabilities	—	(2,918)	1,469
Origination of mortgage loans held for sale	(729,716)	(396,330)	(335,424)
Proceeds from sale of mortgage loans held for sale	679,877	407,698	326,449
Other operating activities, net	(17,495)	(8,538)	(10,653)

Net cash (used) provided by operating activities	(45,554)	25,968	3,743
Investing activities
Proceeds from sales of investment securities available for sale	157,614	44,620	18,378
Proceeds from maturities of investment securities available for sale	65,848	112,106	82,873
Purchase of investment securities available for sale	(173,556)	(159,430)	(59,910)
Net increase in loans	(215,153)	(328,452)	(132,769)
Net cash received in business combinations	—	—	1,231
Redemptions of tax lien certificates	42,885	27,242	20,499
Purchase of tax lien certificates	(38,391)	(35,413)	(19,801)
Purchase of premises and equipment	(8,476)	(12,045)	(23,833)
Proceeds from sale of premises and equipment	1,134	7,643	5,630
Proceeds from sale of foreclosed assets	14,496	6,996	7,327
Decrease (increase) in stock of FHLB	3,198	(6,465)	(2,563)
Other investing activities, net	—	177	4,005

Net cash used in investing activities	(150,401)	(343,021)	(98,933)
Financing activities
Net increase (decrease) in demand and savings deposits	202,365	105,222	(7,824)
Net increase in time deposits	111,418	36,611	92,150
(Decrease) increase in FHLB advances	(143,002)	138,496	(2,995)
Proceeds from note payable	38,575	10,000	10,000
Principal payment on note payable	—	(12,500)	(6,045)
Net decrease in other borrowed funds	(2,870)	(13,679)	(13,304)
Proceeds from issuance of subordinated debentures	—	10,000	22,680
Principal payment on junior subordinated debentures	—	—	(16,495)
Purchase of treasury stock	—	—	(10,428)
Proceeds from issuance of common stock	3,299	—	640
Proceeds from issuance of preferred stock	—	69,000	—
Cash dividends paid	(3,508)	—	—

Net cash provided by financing activities	206,277	343,150	68,379

Increase in cash and cash equivalents	10,322	26,097	(26,811)
Cash and cash equivalents at beginning of year	89,448	63,351	90,162

Cash and cash equivalents at end of year	$99,770	$89,448	$63,351

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$70,278	$86,229	$97,848
Income taxes	941	(1,432)	(564)
Exchange of preferred stock for trust preferred debt	69,000	—	—
Transfer of foreclosed assets	42,136	28,419	9,239
Assets acquired in business combinations	—	—	376,061
Liabilities assumed in business combinations	—	—	303,487
Issuance of common stock in acquisitions	—	—	73,804

See accompanying notes

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

Basis of Presentation and Variable Interest Entities

The accompanying consolidated financial statements and notes to consolidated financial statements include the accounts of the Corporation and its consolidated wholly-owned subsidiaries. The Corporation also has investments in certain unconsolidated variable interest entities (“VIE”) as described below. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2009 presentation. These reclassifications are immaterial and had no effect on net income (loss), total assets or stockholders’ equity.

The Corporation considers a voting rights entity to be a subsidiary and consolidates it if the Corporation has a controlling financial interest in the entity. VIE’s are consolidated if the Corporation is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary).

The Corporation holds variable interests in five special purpose trusts which were formed for the issuance of trust preferred securities to outside investors (See Note 11). The Corporation does not absorb a majority of the expected losses or residual returns of the trusts; therefore, the Corporation is not considered the primary beneficiary and does not consolidate the trusts. At December 31, 2009 and 2008, the Corporation had recorded common equity investments in other assets on its Consolidated Statement of Financial Condition of $1,679,000 and $1,579,000, respectively that were associated with these trusts.

The Corporation also has limited partnership investments in affordable housing projects for which it provides funding as a limited partner and anticipates receiving future income tax credits related to its investments in the projects. At December 31, 2009 and 2008, the Corporation had recorded equity method investments in other assets on its Consolidated Statement of Financial Condition of approximately $4,207,000 and $2,241,000, respectively. The projects were certified for occupancy and placed into service during the early part of 2009. The Corporation has determined that these structures meet the definition of VIEs but that consolidation of these direct limited partnership investments in affordable housing projects is not required, as the Corporation is not the primary beneficiary. At December 31, 2009, the Corporation’s maximum exposure to loss associated with these limited partnerships was limited to the Corporation’s investment. The Corporation accounts for these investments and the related tax credits using the effective yield method. Under the effective-yield method, the Corporation recognizes the tax credits as they are allocated and amortizes the initial costs of the investment to provide a constant effective yield over the period that the tax credits are allocated. Unfunded commitments to the partnerships included in other liabilities were $213,000 as of December 31, 2009 and $2,241,000 as of December 31, 2008.

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

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption “Total cash and cash equivalents.” These amounts include cash and due from banks, interest-bearing deposits with other financial institutions and federal funds sold.

The Corporation’s banking subsidiary is required to maintain minimum average reserve balances by the Federal Reserve Bank, which are based on a percentage of deposits. At December 31, 2009 and 2008, the Corporation’s reserve requirements were $4,656,000 and $2,941,000, respectively, with which it was in full compliance.

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

Securities available for sale are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of deferred taxes, on securities available for sale are excluded from earnings and reported in accumulated other comprehensive income (loss) within stockholders’ equity.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in Note 3 and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-40.

In determining OTTI according to the Financial Accounting Standards Board (“FASB”) guidance, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. The Corporation defers certain nonrefundable loan origination and commitment fees and the direct costs of originating loans. The net deferred amount is amortized over the estimated lives of the related loans as an adjustment to yield. Interest income with respect to loans is accrued on the principal amount outstanding, except for loans classified as nonaccrual.

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

It is the responsibility of management to assess and maintain the allowance for loan losses at a level it believes is appropriate to absorb the estimated credit losses within our loan portfolio through the provision for loan losses. The determination of the allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio including its judgment regarding certain internal and external factors that affect loan collectability. This process is performed on a quarterly basis under the oversight of the Board of Directors. The estimation of the allowance for loan losses is based on two basic components — those estimations calculated in accordance with the requirements of ASC 450-20 and those specific impairments under ASC 310-35 (see discussions below). The calculation of the allowance for loan losses is inherently subjective and actual losses could be greater or less than the estimates.

The allowance for loan loss is considered to be a significant estimate and is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectability of principal is unlikely. The allowance is the amount that management believes will be adequate to absorb inherent losses on existing loans.

Under ASC 450-20, estimated losses on all loans that have not been identified with specific impairment, under ASC 310-35, are calculated based on the historical loss ratios applied to standard loan categories using a rolling average, adjusted for certain qualitative factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative factors and estimate additional

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

losses as it deems necessary. The qualitative factors that management uses in its estimate include but are not limited to the following:

•	trends in volume;
•	effects of changes in credit concentrations;
•	levels of and trends in delinquencies, classified loans and non-performing assets;
•	levels of and trends in charge-offs and recoveries;
•	changes in lending policies and underwriting guidelines;
•	national and local economic trends and condition; and
•	mergers and acquisitions

Pursuant to ASC 310-35, impaired loans are loans which are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if the ultimate collectability of all amounts due is expected. The Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses. Payments received on impaired loans for which the ultimate collectability of principal is uncertain are generally applied first as principal reductions. Impaired loans and other nonaccrual loans are returned to accrual status if the loan is brought contractually current as to both principal and interest and repayment ability is demonstrated, or if the loan is in the process of collection and no loss is anticipated.

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

Intangible Assets

Intangible assets include primarily core deposit intangible assets that are amounts recorded related to the value of acquired non-maturity deposits. Core deposit intangibles are amortized over their expected useful lives. The Corporation realized a goodwill impairment charge in the fourth quarter of 2008, representing the entire goodwill intangible asset. As of December 31, 2009, the Corporation did not have any goodwill.

ASC Topic 350 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but instead tested for impairment at least annually, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss is recognized in noninterest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step Two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Management used the results of these methods to estimate fair value. The table below shows the assumptions used in estimating the fair value of each reporting unit at December 31, 2008. The table includes the discount rate used in the income approach model and the market multipliers used in the market approach.

	Alabama		Florida
	Region		Region

Discount rate used in income approach	14.0%		14.5%
Transaction method multiplier — Price to tangible book(1)	2.00	x	1.35	x
— Premium to deposit valuation(2)	5.0%		4.0%
Implied premium to trading prices(3)	30.0%		30.0%

(1)	This multiplier is applied to tangible book value.

(2)	This multiplier is applied to tangible book value plus deposits.

(3)	Average based on bank and thrift transactions in Southeast Region announced since January 1, 2003.

At December 31, 2009 and 2008, the Corporation’s core deposit intangible, which is being amortized over ten years from the date of acquisition, was as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Core deposit intangible	$26,355	$26,355
Accumulated amortization	(10,764)	(6,823)

Net core deposit intangible	$15,591	$19,532

Amortization expense was $3,941,000, $3,585,000, and $1,691,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Aggregate amortization expense for the years ending December 31, 2009 through December 31, 2014, is estimated to be as follows:

Year	Annual Expense
(In thousands)

2010	$3,479
2011	3,049
2012	2,492
2013	2,235
2014	2,051

Total	$13,306

Other Real Estate

Other real estate, acquired through partial or total satisfaction of loans, is carried at fair value, less estimated selling expenses, in other assets. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from the

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

valuation of and the cost of maintaining and operating other real estate are included in other income or expense. Other real estate totaled $41,618,000 and $19,971,000 at December 31, 2009 and 2008, respectively.

Security Repurchase Agreements

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or re-pledged by the secured party.

Income Taxes

The consolidated financial statements are prepared on the accrual basis. The Corporation accounts for income taxes using the balance sheet method pursuant to ASC Topic 740. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

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

Stock-Based Compensation

Under ASC Topic 718, which became effective for the Corporation in the first quarter of 2006, companies are required to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense is recognized over the period during which an employee is required to provide service in exchange for the award. This topic carried forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification.

Pension Plan

Liabilities and contributions to the plan are calculated using the actuarial unit credit method of funding.

Derivative Financial Instruments and Hedging Activities

ASC Topic 815 requires companies to recognize all of their derivative instruments as either assets or liabilities in the consolidated statement of financial position at fair value.

Under the guidance, derivative financial instruments that qualify as a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. Fair value hedge relationships mitigate

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

Fair Value Measurements

Management measures fair value at the price the Corporation would receive by selling an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Management prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a

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

Accounting Pronouncements Recently Adopted

In March of 2008, FASB issued Accounting Standards Codification (“ASC”) 815-10, Disclosures About Derivative Instruments and Hedging Activities (“ASC 815-10”), which amended and expanded the disclosure requirements to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 became effective on January 1, 2009 and did not have a significant impact on the Corporation’s financial position, results of operations or cash flows (see Note 15 to the consolidated financial statements).

In December of 2008, FASB issued guidance that requires additional disclosures related to Postretirement Benefit Plan Assets. This guidance will provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets. This guidance does not require any changes to current accounting. The disclosure requirements became effective for the Corporation during this period ending December 31, 2009. The adoption of this guidance did not have an impact on the Corporation’s results of operations or financial condition.

In April of 2009, FASB finalized certain guidance regarding the accounting treatment for investments including mortgage-backed securities which included revising the method for determining if OTTI exists and the amount of OTTI to be recorded through an entity’s income statement. These revisions provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event and are summarized as follows:

•	ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10”) provides guidelines for making fair value measurements more consistent by emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

•	ASC 320-10, Recognition and Presentation of Other-than-temporary impairments (“ASC 320-10”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. It amends OTTI impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to OTTI of equity securities.

•	ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10 and ASC 270-10”) enhance consistency in financial reporting by increasing the frequency of fair value disclosures.

This guidance became effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Corporation elected to adopt ASC 820-10 and ASC 320-10 as of March 31, 2009, while deferring the election of ASC 825-10 and ASC 270-10 until June 30, 2009. The adoption of this guidance did not have a significant impact on the Corporation’s financial condition, results of operations or cash flow other than requiring additional disclosures (See Note 19 to the condensed consolidated financial statements). The effect of the adoption of ASC 320-10 resulted in the portion of OTTI determined to be credit-related ($15.7 million, pre-tax) being recognized in current earnings, while the portion of OTTI related to other factors ($7.3 million, pre-tax) was recognized in other comprehensive loss (see Notes 3 and 28 to the consolidated financial statements).

In June of 2009, FASB issued Accounting Standard Update (“ASU”) No. 2009-01 — Generally Accepted Accounting Principles amendments based on FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). In June of 2009, the FASB issued SFAS No. 168 to replace FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) and authorize the Accounting Standard Codification (“ASC” or “Codification”) as the new source for authoritative U.S. GAAP and ends the practice of FASB issuing standards in the familiar forms. On July 1, 2009, the FASB implemented the ASC as the authoritative source, along with SEC guidance, for U.S. GAAP through issuance of Accounting Standards Update (“ASU” or “Update”) 2009-01. The FASB will no longer issue Statements of Financial Accounting Standards, but rather will issue Updates that will provide background information about the amended guidance along with a basis for conclusions regarding the change. These Updates will amend the ASC to reflect the new guidance issued by the FASB. The Corporation implemented the use of the ASC in the third quarter of 2009. The ASC changed the way the Corporation will reference authoritative accounting literature in its filings. The recently adopted standards are now part of the ASC. Accounting standards not yet adopted will consist of Updates as well as Statements issued before July 1, 2009 that are not yet effective.

In August of 2009, FASB issued ASU No. 2009-05 — Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (“ASU 2009-05”). This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset and/or quoted prices for similar liabilities when traded as assets; 2) another valuation technique that is consistent with the principles of Topic 820. This Update became effective for the Corporation on September 30, 2009, and had a material impact on the Corporation’s financial statements during the fourth quarter of 2009. At the date of the exchange agreement, the Corporation’s valuation of the trust preferred securities received in the exchange of $69,000,000 in preferred stock held by the U.S. Treasury was determined internally using a discounted cash flow model. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparable issues were trading as assets in

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

the market. This valuation yielded a discount of $44,714,000 which resulted in a $23, 097,000 increase of common stockholders’ equity, net of tax (see Note 29).

Accounting Pronouncements Not Yet Adopted

There are no new accounting pronouncements that have not yet been adopted that will have a significant impact to the Corporation’s consolidated financial statements.

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

The People’s transaction resulted in $47,313,000 of goodwill allocated to the Florida reporting unit and $9,810,000 of core deposit intangibles (see Note 1). The goodwill acquired is not tax-deductible. The amount allocated to the core deposit intangible is being amortized over an estimated useful life of ten years based on the undiscounted cash flow.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Amount

Cash and due from banks	$3,854
Federal funds sold	4,200
Investment securities	47,684
Loans, net	254,047
Premises and equipment, net	2,318
Goodwill	47,313
Core deposit intangibles	9,810
Other assets	10,478
Deposits	(245,459)
Federal funds purchased and repurchase agreements	(6,905)
Advances from FHLB	(37,983)
Junior subordinated debentures	(3,962)
Other liabilities	(8,966)

Total consideration paid for People’s	$76,429

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities

The amounts at which investment securities are carried and their approximate fair values at December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)

Investment securities available-for-sale
U.S. agency securities	$54,156	$30	$505	$53,681
Mortgage-backed securities (“MBS”):
U.S. Agency MBS — residential	160,713	3,293	282	163,724
U.S. Agency MBS — collateralized mortgage obligation (“CMO”)	12,780	76	97	12,759
Private-label — CMO	19,410	152	3,371	16,191

Total MBS	192,903	3,521	3,750	192,674

State, county and municipal securities	31,235	450	223	31,462

Corporate obligations :
Corporate debt	4,138	—	138	4,000
Pooled trust preferred securities	8,255	—	5,052	3,203
Single issue trust preferred securities	5,000	—	4,023	977

Total corporate obligations	17,393	—	9,213	8,180
Equity securities	563	—	250	313

Total investment securities available-for-sale	$296,250	$4,001	$13,941	$286,310

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

The amounts at which investment securities are carried and their approximate fair values at December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)

Investment securities available-for-sale
U.S. agency securities	$3,713	$132	$2	$3,843
Mortgage-backed securities:
U.S. Agency MBS — residential	234,026	3,692	210	237,508
U.S. Agency MBS — CMO	16,000	189	3	16,186
Private-label — CMO	30,421	45	4,036	26,430

Total MBS	280,447	3,926	4,249	280,124

State, county and municipal securities	41,379	445	1,202	40,622

Corporate obligations :
Corporate debt	5,944	—	198	5,746
Pooled trust preferred securities	14,390	—	4,451	9,939
Single issue trust preferred securities	10,000	—	3,296	6,704

Total corporate obligations	30,334	—	7,945	22,389
Equity securities	563	—	399	164

Total investment securities available-for-sale	$356,436	$4,503	$13,797	$347,142

Investment securities with an amortized cost of $237,535,000 and $268,245,000 at December 31, 2009 and 2008, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

The amortized cost and estimated fair values of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$280	$281
Due after one year through five years	7,331	7,297
Due after five years through ten years	59,001	58,566
Due after ten years	36,735	27,492
Mortgage-backed securities	192,903	192,674

	$296,250	$286,310

Gross realized gains on sales of investment securities available for sale in 2009, 2008 and 2007 were $5,644,000, $1,509,000, and $308,000, respectively, and gross realized losses for the same periods were $-0-, $20,000, and $-0-, respectively. During the third quarter of 2009, management sold approximately 63 securities with combined amortized cost and market values of $151,970,000 and $157,620,000, respectively. Nearly all of the

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

sale proceeds were reinvested in 30 federal agency securities (direct and MBS) and classified in portfolio as available-for-sale.

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

The following tables present the age of gross unrealized losses and fair value by investment category for the periods shown:

	December 31, 2009
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses(1)	Fair Value	Losses(1)	Fair Value	Losses(1)
			(Dollars in thousands)

Temporarily Impaired
U.S. Agency securities	$48,409	$505	$—	$—	$48,409	$505
Mortgage-backed securities:
U.S. Agency MBS — residential	75,493	272	239	10	75,732	282
U.S. Agency MBS — CMO	6,036	97	—	—	6,036	97
Private-label — CMO	—	—	12,059	1,753	12,059	1,753

Total MBS	81,529	369	12,298	1,763	93,827	2,132

State, county and municipal securities	7,360	121	1,019	102	8,379	223

Corporate obligations:
Corporate debt	—	—	4,000	138	4,000	138
Single issue trust preferred securities	—	—	977	4,023	977	4,023

Total corporate obligations	—	—	4,977	4,161	4,977	4,161
Equity securities	—	—	314	250	314	250

Total temporarily impaired securities	137,298	995	18,608	6,276	155,906	7,271
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	—	3,037	1,618	3,037	1,618
Corporate obligations:
Pooled trust preferred securities	—	—	3,203	5,052	3,203	5,052

Total OTTI securities	—	—	6,240	6,670	6,240	6,670

Total temporarily and other-than-temporarily impaired	$137,298	$995	$24,848	$12,946	$162,146	$13,941

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

	December 31, 2008
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses(1)	Fair Value	Losses(1)	Fair Value	Losses(1)
	(Dollars in thousands)

Temporarily Impaired
U.S. agency securities	$—	$—	$249	$2	$249	$2
Mortgage-backed securities:
U.S. Agency MBS — residential	21,602	178	3,655	32	25,257	210
U.S. Agency MBS — CMO	—	—	700	3	700	3
Private-label — CMO	17,126	3,912	3,017	124	20,143	4,036

Total MBS	38,728	4,090	7,372	159	46,100	4,249

State, county and municipal securities	17,275	831	3,662	371	20,937	1,202

Corporate obligations:
Corporate debt	—	—	5,745	198	5,745	198
Pooled trust preferred securities	896	481	9,043	3,970	9,939	4,451
Single issue trust preferred securities	—	—	6,705	3,296	6,705	3,296

Total corporate obligations	896	481	21,493	7,464	22,389	7,945
Equity securities	164	399	—	—	164	399

Total temporarily impaired securities	$57,063	$5,801	$32,776	$7,996	$89,839	$13,797

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

The following is a summary of the total count by category of investment securities with gross unrealized losses:

	December 31, 2009
	Less Than	Greater Than
	12 Months	12 Months	Total

Temporarily Impaired
U.S. Agency securities	10	—	10
Mortgage-backed securities:
U.S. Agency MBS — residential	17	1	18
U.S. Agency MBS — CMO	1	—	1
Private-label — CMO	—	8	8

Total MBS	18	9	27

State, county and municipal securities	22	4	26

Corporate obligations:
Corporate debt	—	3	3
Single issue trust preferred securities	—	1	1

Total corporate obligations	—	4	4
Equity securities	—	3	3

Total temporarily impaired securities	50	20	70
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label — CMO	—	4	4
Corporate obligations:
Pooled trust preferred securities	—	5	5

Total OTTI securities	—	9	9

Total temporarily and other-than-temporarily impaired	50	29	79

Other-Than-Temporary Impairment.

Management evaluates securities for OTTI at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities and collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-40 guidance.

In determining OTTI according to FASB guidance, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

At December 31, 2009, the Corporation’s securities portfolio consisted of 228 securities, 79 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s private-label CMOs and trust preferred securities, as discussed below.

Mortgage-backed Securities

At December 31, 2009, approximately 92% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, GNMA and Freddie Mac, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 12 private-label CMOs with a market value of $16,191,000, which had net unrealized losses of approximately $3,219,000 at December 31, 2009. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities:

		Credit Support
		Coverage	Unrealized
Rating Moody/Fitch	Count	Ratios(1)	Loss

A 1/A A A	1	3.07	$(137)
Aaa/AAA	1	4.18	(5)
Aaa/NR	1	N/A	(1)
NR/AAA	1	6.29	(374)
NR/AA	1	2.84	(339)
NR/A+	1	3.08	(111)
Baa2/NR	1	N/A	(622)
B2/AAA	1	3.59	(162)
Caa1/NR(2)	1	1.43	(1,619)
Ca/NR(2)	1	0.00	—
NR/CCC(2)	2	0.26-0.53	151

Total	12		$(3,219)

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.

During the third and fourth quarters of 2008, the Corporation recognized a $1,894,000, pre-tax non-cash OTTI charge on three private-label CMOs which experienced significant rating downgrades in those respective quarters. These downgrades continued in 2009 and resulted in a total OTTI of $6,850,000 on the CMO’s, including a credit portion of $4,577,000. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. At December 31, 2009, the fair values of these four securities totaling $4,131,000 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 19 for additional disclosure). The following table provides additional information regarding these CMO valuations as of December 31, 2009 (Dollars in thousands):

		Discount					Life-to-Date
		Margin				Actual	Other-Than-Temporary-Impairment
	Price	Basis		Cumulative	Average	60+ Days	Credit Portion
Security	(%)	Points	Yield	Default	Security	Delinquent	2008	2009	Other	Total

CMO 1	19.90	1698	18.00%	58.60%	50.00%	15.31%	$(599)	$(1,231)	$(195)	$(2,025)
CMO 2	2.08	1777	18.00%	59.70%	60.00%	31.52%	(492)	(1,443)	(127)	(2,062)
CMO 3	22.15	1598	17.00%	47.65%	45.00%	26.13%	(803)	(1,558)	(332)	(2,693)
CMO 4	60.73	1362	17.00%	27.60%	45.00%	14.82%	—	(345)	(1,619)	(1,964)

							$(1,894)	$(4,577)	$(2,273)	$(8,744)

As of December 31, 2009, management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.

State, county and municipal securities

The unrealized losses in the municipal securities portfolio are primarily impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at December 31, 2009. We believe that all contractual cash flows will be received on this portfolio.

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

Trust Preferred Securities

The Corporation’s investment portfolio includes five pooled trust preferred securities (“CDO”) and two single issuances. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:

•	Detailed credit and structural evaluation for each piece of collateral in the CDO;

•	Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities);

•	Terms of the CDO structure, as laid out in the indenture;

•	The cash flow waterfall (for both interest and principal);

•	Overcollateralization and interest coverage tests;

•	Events of default/liquidation;

•	Mandatory auction call;

•	Optional redemption;

•	Hedge agreements; and

•	Discounted cash flow modeling.

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

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment Securities — (Continued)

The following tables provide various information and fair value model assumptions regarding our CDOs at December 31, 2009 (Dollars in thousands):

						Year-to-Date
						Other-Than-Temporary-Impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total

MM Caps Funding I Ltd	Pooled	MEZ	$1,895	$745	$(1,150)	$(245)	$(1,150)	$(1,395)
MM Community Funding Ltd	Pooled	B	2,110	881	(1,229)	(2,921)	(1,229)	(4,150)
Preferred Term Securities V	Pooled	MEZ	1,218	436	(782)	(165)	(782)	(947)
Tpref Funding III Ltd	Pooled	B-2	3,032	1,141	(1,891)	(962)	(1,891)	(2,853)
Trapeza 2007-13A LLC	Pooled	D	—	—	—	(1,876)	—	(1,876)
New South Capital Corp(1)	Single	Sole	—	—	—	(5,000)	—	(5,000)
Emigrant Capital Trust(2)	Single	Sole	5,000	977	(4,023)	—	—	—

			$13,255	$4,180	$(9,075)	$(11,169)	$(5,052)	$(16,221)

			Original Collateral —	Performing Collateral —
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination(3)

MM Caps Funding I Ltd	Ca	23	15%	23%	0%
MM Community Funding Ltd	Ca	8	21%	83%	0%
Preferred Term Securities V	CC	1	5%	54%	0%
Tpref Funding III Ltd	Ca	25	23%	24%	0%
Trapeza 2007-13A LLC	C	38	27%	27%	0%
New South Capital Corp(1)	NR	NA	NA	NA	NA
Emigrant Capital Trust(2)	CC	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)

MM Caps Funding I Ltd	$37.26	Swap + 1800	9.48% Fixed
MM Community Funding Ltd	17.61	LIBOR + 1300	LIBOR + 310
Preferred Term Securities V	31.67	LIBOR + 1300	LIBOR + 210
Tpref Funding III Ltd	28.53	LIBOR + 1200	LIBOR + 190
Trapeza 2007-13A LLC	—	NA	LIBOR + 120
Emigrant Capital Trust(2)	19.53	LIBOR + 2342	LIBOR + 200

(1)	Management received notification in April 2009 that interest payments on this issue will be deferred for up to 20 quarters. In addition, New South’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009. In December 2009, the banking subsidiary of New South Capital was closed by its regulator and placed in receivership.

(2)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 2342 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

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

As of December 31, 2009, management does not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.

The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income through December 31, 2009:

For the
Year Ended
December 31, 2009
(Dollars in thousands)

Balance at beginning of period	$—
Amounts related to credit losses for which an OTTI was not previously recognized	4,637
Reductions for securities sold during the period	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	4,232
Reductions for securities where there is an intent to sale or requirement to sale	—
Reductions for increases in cash flows expected to be collected	—

Balance at end of period	$8,869

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.

Stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”)

As of December 31, 2009, the Corporation has stock in FHLB Atlanta totaling $18,212,000 (its par value), which is presented separately on the face of our statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.

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

Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. Management noted that FHLB Atlanta reported operating income of $191,700,000 and $11,100,000 during the second and third quarters of 2009, respectively. In addition, during the second quarter of 2009, FHLB Atlanta reinstated its dividend, at a rate of 0.84% and 0.41%, for the second and third quarters of 2009, respectively, compared to a prior rate of 2.89% for the last dividend paid in the third quarter of 2008, prior to its dividend suspension. On the basis of a review of the financial condition, cash flow, liquidity and asset quality indicators of the FHLB Atlanta as of the end of its third quarter of 2009, as well as the decision of FHLB Atlanta to reinstate the dividend announced in the second and third quarters, management has concluded that no impairment exists on our investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that our investment will not be recoverable at par, our cost, and thus the investment is not impaired as of December 31, 2009.

4.	Loans

At December 31, 2009 and 2008, the composition of the loan portfolio was as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Commercial and industrial	$213,329	$207,372
Real estate — construction and land development	680,445	637,587
Real estate — mortgages
Single-family	691,364	655,216
Commercial	801,813	726,704
Other	28,885	31,187
Consumer	58,785	57,877
Other	969	972

Total loans	$2,475,590	$2,316,915

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Included in our impaired loans are nonperforming loans with specific impairment and loans considered troubled debt restructurings (“TDRs”). A restructuring of debt constitutes a TDR if for economic or legal reasons related to borrower’s financial difficulties we grant a concession to the borrower that we would not otherwise consider.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans — (Continued)

The following is a summary of information pertaining to impaired loans:

	December 31,
	2009	2008
	(Dollars in thousands)

Impaired loans with specific valuation allowance	$129,298	$32,299
Valuation allowance related to impaired loans	(14,527)	(5,106)
Impaired loans without specific valuation allowance	151,050	20,581

Impaired loans, net	$265,821	$47,774

Nonperforming loans were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Nonaccrual loans	$155,631	54,712
Accruing loans 90 days or more delinquent	3,920	8,033

The following is a summary of our TDRs, net of specific allowance:

	December 31,
	2009	2008
	(Dollars in thousands)

Restructured and performing under restructured terms	$110,277	$2,643
Restructured and not performing under restructured terms	5,527	—

Interest income on impaired loans is recognized as earned on an accrual basis except for impaired loans that have been placed on nonaccrual status. Interest income received on nonaccrual impaired loans is recognized as received on a cash basis:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Average investment in impaired loans for the period	$136,567	$37,385	$11,767
Interest recognized during the period for impaired loans	4,661	1,714	873
Interest recognized on a cash basis during the period for impaired loans	274	—	—

There are commitments to lend additional funds to the borrowers of impaired or non-accrual loans at December 31, 2009 of approximately $2,700,000.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Loan Losses

A summary of the allowance for loan losses for the years ended December 31, is as follows:

	2009	2008	2007
		(Dollars in thousands)

Balance at beginning of year	$28,850	$22,868	$18,892
Allowance of acquired banks	—	—	3,717
Provision for loan losses	28,550	13,112	4,541
Total charge-offs	(16,661)	(8,444)	(5,722)
Total recoveries	1,145	1,314	1,440

Balance at end of year	$41,884	$28,850	$22,868

6.	Premises and Equipment

Components of premises and equipment at December 31, are as follows:

	2009	2008
	(Dollars in thousands)

Land	$22,867	$21,575
Premises	85,891	83,986
Furniture and equipment	31,360	27,646

	140,118	133,207
Less accumulated depreciation and amortization	(37,926)	(31,253)

Net book value of premises and equipment in service	102,192	101,954
Construction in process (also includes land for branch expansion)	1,830	2,131

Total	$104,022	$104,085

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $7,249,000, $6,576,000 and $4,630,000, respectively.

During 2000, Community entered into sale/leaseback arrangements on its Hamilton, Alabama bank location. Due to the structure of this transaction, the lease qualified and has been accounted for under capitalized lease rules.

The following is an analysis of the leased property located in Hamilton, Alabama on which the Company maintains a capital lease:

	2009	2008
	(Dollars in thousands)

Buildings	$2,450	$2,450
Accumulated depreciation	(261)	(180)

Total	$2,189	$2,270

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Premises and Equipment — (Continued)

The following is a schedule by year of future minimum lease payments under the capital lease and all other operating leases, together with the present value of the net minimum lease payments as of December 31, 2009:

	Operating
Years Ending December 31,	Property	Equipment	Total	Capitalized
	(Dollars in thousands)

2010	$3,536	$235	$3,771	$275
2011	3,275	129	3,404	269
2012	2,724	69	2,793	263
2013	2,153	8	2,161	258
2014	1,952	—	1,952	252
2015 and thereafter	14,821	—	14,821	3,208

Total minimum lease payments	$28,461	$441	$28,902	4,525

Amount representing interest				(1,141)

Present value of net minimum lease payments				$3,384

Rental expense relating to operating leases amounted to approximately $3,835,000, $3,721,000 and $2,460,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On May 31, 2002, the purchaser of Community’s Marshall County branch offices acquired the land, building and land improvements located in Albertville, Alabama under a sales-type lease. The lease agreement called for 60 payments of $14,000 per month beginning June 1, 2002. The lease ended on May 31, 2007 and was subject to options which gave the right for the seller to require the purchaser to purchase the property and gave the right to the purchaser to require the seller to sell the property. The purchase option was exercised on May 31, 2007 and proceeds totaling $2,621,544 were received by the Bank.

Property Classified as Held-for-Sale

During the second quarter of 2008, management committed to a plan to sell real estate which consists of the former corporate headquarters and administrative office facilities of Community in Blountsville, Alabama. Management committed to the sale of the Community property in Blountsville because the size and location of the facility does not meet the Corporation’s current needs or future expansion plans. Management initially expected the property to sell within 12 months but has not been able to secure a buyer. Management believes the property is appropriately priced and expects a sale within the next year. The property’s current carrying value, included in other assets, is $1,965,000, which approximates its market value.

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

On June 27, 2008, the Bank entered into a lease with a limited liability company of which one of our directors is a member. The initial term of the lease is 10 years and commenced on September 1, 2009. The lease may be renewed, at the Bank’s option, for two additional terms of five years each. The amount of the monthly lease payments to be made by the Bank is $21,221 for the first year of the lease and increases annually until it reaches $27,688 per month in year 10.

7.	Deposits

The following schedule details interest expense on deposits:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest-bearing demand	$8,543	$14,705	$20,791
Savings	3,651	2,731	819
Time deposits $100,000 and over	15,975	19,356	21,122
Other time deposits	26,191	31,613	36,935

Total	$54,360	$68,405	$79,667

At December 31, 2009, the scheduled maturities of time deposits are as follows (Dollars in thousands):

2010	$1,144,280
2011	207,520
2012	27,721
2013	8,603
2014 and thereafter	35,598

Total	$1,423,722

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Advances from Federal Home Loan Bank (“FHLB”)

The following is a summary, by year of maturity, of advances from the FHLB as of December 31:

	2009		2008
	Weighted		Weighted
Year:	Average Rate	Balance	Average Rate	Balance
		(Dollars in thousands)

2009	—%	$—	1.03%	$142,984
2010	3.36	29,982	6.41	5,000
2011	2.66	50,000	2.69	75,000
2012	4.44	5,000	4.44	5,000
2013	3.46	35,000	3.46	35,000
2015	4.58	66,340	4.58	66,340
2020	4.28	32,000	4.28	32,000

Total	3.74%	$218,322	2.67%	$361,324

The above schedule is by contractual maturity. Call dates for the above are as follows: 2010, $215,340,000.

The advances are secured by a blanket lien on certain residential and commercial real estate loans and agency mortgage-backed securities, all with a carrying value of approximately $942,728,000 at December 31, 2009. The Corporation has available approximately $177,229,000 in unused advances under the blanket lien subject to the availability of qualifying collateral.

In February 2008, FHLB advances totaling $100,000,000 were refinanced to lower the current interest rate in response to current market conditions. This refinancing was accounted for as debt modification therefore no gain or loss was recognized on the transaction. The following table summarizes the terms of the refinanced advances by contractual maturity:

		Weighted
		Average
	Current	Rate
	Weighted	Before
Matures	Average Rate	Refinancing	Balance
	(Dollars in thousands)

2011	2.77%	4.60%	$25,000
2013	3.46	4.21	35,000
2015	4.05	4.57	40,000

Total	3.52%	4.45%	$100,000

The FHLB has issued for the benefit of the Corporation’s banking subsidiary two irrevocable letters of credit. The Bank has a $20,000,000 irrevocable letter of credit in favor of the Chief Financial Officer of the State of Florida to secure certain deposits of the State of Florida. The letter of credit expires January 4, 2011 upon 60 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. In addition, the Bank has a $50,000,000 irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires on September 15, 2010 and will automatically be extended, without amendments, for successive one-year periods from the expiration date, without ninety days’ prior notice of non-renewal.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Federal Funds Borrowed and Security Repurchase Agreements

Detail of Federal funds borrowed and security repurchase agreements follows:

	As of December 31,
	2009	2008
	(Dollars in thousands)

Balance at December 31:
Federal funds borrowed	$—	$—
Security repurchase agreements	841	3,563
Maximum outstanding at any month end:
Federal funds borrowed	—	3,135
Security repurchase agreements	4,026	7,817
Daily average amount outstanding:
Federal funds borrowed	17	1,145
Security repurchase agreements	1,935	6,367
Weighted daily average interest rate:
Federal funds borrowed	1.01%	2.93%
Security repurchase agreements	0.85	2.14
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	—%	—%
Security repurchase agreements	1.82	0.29

The carrying value of securities sold under repurchase agreements is $4,227,000 and $10,015,000 as of December 31, 2009 and 2008, respectively.

10.	Notes Payable

The following is a summary of notes payable for the periods shown:

	As of December 31,
	2009		2008
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Note payable to bank, borrowed under $7,000,000 line of credit, due September 3, 2010; interest is based on Wall Street prime plus 1.25 but not less than 4.5%, secured by 100% of the outstanding Superior Bank stock(1)	$7,000	4.50%	$—	—
Note payable to bank, borrowed under $10,000,000 line of credit, due September 3, 2009; interest is based on the lender’s base rate, secured by 100% of the outstanding Superior Bank stock	—	—	7,000	4.50%
Senior note guaranteed under the TLGP, due March 30, 2012, 2.625% fixed rate due semi-annually	40,000	2.625%	—	—
Less: Discount, FDIC guarantee premium and other issuance costs	(1,083)	—	—	—

Total notes payable	$45,917		$7,000

(1)	Borrowings under this line are subject to certain customary affirmative and negative covenants on capital levels, indebtedness, mergers and other related matters. As of December 31, 2009, the Corporation was in compliance with all covenants.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Notes Payable — (Continued)

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

The fair value of the Warrant of $2,553,000 was determined using the Black-Scholes option-pricing model and the value allocated on an incremental basis. The assumptions used in the model were; risk-free rate of 2.57%, volatility factor of 37.14%, and a dividend rate of 0.00%. The value of the Warrant is being amortized into interest expense over the term of the Agreement. The Warrant is exercisable at any time prior to the close of business on September 15, 2013. The Corporation agreed to register with the Securities and Exchange Commission (“SEC”) the stock that would be issued to the Purchaser upon the exercise of the Warrant. We also granted to the Purchaser an option to purchase up to $10,000,000 in additional subordinated notes and receive additional warrants in the future on similar terms and conditions with such changes as are necessary to reflect market conditions at that time. K. Earl Durden, the managing member of the Purchaser, is a director of the Corporation and the Bank.

Junior Subordinated Debentures

On July 19, 2007, the Corporation issued approximately $22,000,000 in aggregate principal amount of trust preferred securities and a like amount of related subordinated debentures through the Corporation’s wholly-owned, unconsolidated subsidiary trust, Superior Capital Trust I. The trust preferred securities and subordinated debentures bear interest at a floating rate of three-month LIBOR plus 1.33% that is payable quarterly. The trust preferred securities, which may be redeemed on or after September 15, 2012, will mature on September 15, 2037 (see Note 30).

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

In addition to the trust described in the immediately following paragraph, the Corporation has three more sponsored trusts, TBC Capital Statutory Trust II (“TBC Capital II”), Community (AL) Capital Trust I (“Community Capital I”) and Peoples Community Statutory Trust I (“Peoples Trust I”), of which 100% of the common equity is owned by the Corporation. All trusts were formed for the purpose of issuing Corporation-obligated mandatory redeemable trust preferred securities to third-party investors and investing the proceeds from the sale of such trust preferred securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the trust preferred securities issued by each trust are payable quarterly and semi-annually, at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The debentures held by the TBC Capital II, Community Capital I and Peoples Trust I trusts are first redeemable, in whole or in part, by the Corporation on September 7, 2010, March 8, 2010 and December 15, 2010, respectively.

Also, as described in Note 29, on December 11, 2009, the Corporation established the Superior Capital Trust II for the purpose of exchanging the shares of Series A preferred stock held by the United States Department of the Treasury (the ’Treasury Department”) for trust preferred securities issued by this trust. The Corporation issued approximately $69,100,000 in aggregate principal amount of Trust Preferred Securities. The proceeds from such issuance was used by the trusts to purchase junior subordinated deferrable interest debentures issued by the Corporation. The Trust Preferred Securities and subordinated debentures bear interest, payable quarterly, at a rate of 5% until February 15, 2014 when the rate increases to 9%. The Trust Preferred Securities are perpetual, having no stated maturity, but may be redeemed at any time by the Company on 30 days’ notice.

Refer to Note 29 to the consolidated financial statements for further information on the impact of the Exchange Offer on the trust preferred securities.

At December 31, 2009, the Corporation had five separate series of junior subordinated debentures outstanding with an aggregate principal amount of $121,700,000. Each series was issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits the Corporation, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of its capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; (ii) the Corporation is in default with respect to payment of any obligations under such guarantee; or (iii) the Corporation has deferred payment of interest on the junior subordinated debentures outstanding under that indenture. In that regard, the Corporation is entitled, at its option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

Events of default under the indentures generally consist of the Corporation’s failure to pay interest on the junior subordinated debt securities under certain circumstances, failure to pay any principal of or premium on such junior subordinated debt securities when due, the failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to the Corporation or Superior Bank.

As a result of these provisions, if the Corporation were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subordinated Debentures — (Continued)

risk factor were to occur, the Corporation would be prohibited from declaring or paying any dividends on its common stock, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of common stock in the event of the Corporation’s liquidation.

Consolidated debt obligations related to these subsidiary trusts and other subordinated debt are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Junior Subordinated Debentures
5.00% perpetual junior subordinated debentures owed to Superior Capital Trust II(3)(4)	$69,100	$—
10.6% junior subordinated debentures owed to TBC Capital Statutory Trust II due September 7, 2030	15,464	15,464
10.875% junior subordinated debentures owed to Community Capital Trust I due March 8, 2030	10,310	10,310
3-month LIBOR plus 1.33% junior subordinated debentures owed to Superior Capital Trust I due September 15, 2037(1)	22,681	22,681
6.41% junior subordinated debentures owed to Peoples Community Capital Trust I due December 15, 2035(2)	4,124	4,124
Add (subtract):
Purchase accounting adjustment	471	819
Discount related to 5.00% perpetual junior subordinated debentures owed to Superior Capital Trust II(4)	(45,598)	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	76,552	53,398
Other Subordinated Debt
9.5% subordinated debentures owed to Durden Enterprises, LLC due September 15, 2013	10,000	10,000
Add (subtract):
Discount related to 9.5% subordinated debentures owed to Durden Enterprises, LLC	(2,382)	(2,514)

Total other subordinated debt	7,618	7,486

Total subordinated debentures	$84,170	$60,884

(1)	Interest rate is equal to 1.58% at December 31, 2009. The Corporation has entered into interest rate swap agreements to an average effective fixed rate of 4.42%. (see Note 15)

(2)	Converts to quarterly floating rate of LIBOR plus 1.45% in December 2010.

(3)	Converts to 9.00% on February 15, 2014 (see Note 29).

(4)	Effective yield is equal to 20.22% (see Note 29).

12.	Stock Incentive Plans

The Corporation recognized compensation cost of $720,000 $910,000 and $473,000, in 2009, 2008, and 2007, respectively, for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

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

The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Risk-free interest rate	2.57%	3.65%	4.49%
Volatility factor	55.38%	35.19%	29.11%
Expected term (in years)	5.00	5.00	5.00
Dividend yield	0.00%	0.00%	0.00%

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

A summary of stock option activity as of December 31, 2009, 2008 and 2007, and changes during the years then ended is set forth below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
For the Year Ended December 31, 2009	Number	Price	Term	Value

Under option, beginning of period	848,922	$29.94
Granted	104,100	2.97
Exercised	—	—
Forfeited	(27,375)	(31.77)

Under option, end of period	925,647	$26.85	5.65	$39

Exercisable at end of period	625,903	$31.76	2.90	$—

Weighted-average fair value per option of options granted during the period	$1.47

For the Year Ended December 31, 2008
Under option, beginning of period	802,048	$33.08
Granted	114,875	9.45
Exercised	—	—
Forfeited	(68,001)	(32.35)

Under option, end of period	848,922	$29.94	6.19	$—

Exercisable at end of period	634,028	$31.72	3.94	$—

Weighted-average fair value per option of options granted during the period	$3.95

For the Year Ended December 31, 2007
Under option, beginning of period	760,649	$32.28
Granted	69,149	40.20
Exercised	(21,250)	25.48
Forfeited	(6,500)	41.40

Under option, end of period	802,048	$33.08	6.70	$—

Exercisable at end of period	691,649	$31.76	5.44	$—

Weighted-average fair value per option of options granted during the period	$13.80

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $-0-, $-0- and $287,000, respectively. As of December 31, 2009, there was $409,000 of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 30-months unless the shares vest earlier based on achievement of benchmark trading price levels. During the year ended December 31, 2009, 2008 and 2007, the Corporation recognized approximately $471,000, $623,000 and $473,000 in compensation expense related to options granted.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

In January 2008, members of the Corporation’s management received restricted common stock grants totaling 26,788 shares. These grants exclude certain senior executive management who received cash under the short-term management incentive plan in lieu of restricted stock. The grant date fair value of this restricted common stock is equal to $18.56 per share or $497,000 in the aggregate which will be recognized over a 24-month period as 50% of the stock vested on January 22, 2009 with the remaining 50% vesting on January 22, 2010. During the twelve month periods ended December 31, 2009 and 2008, the Corporation recognized approximately $249,000 and $286,000, respectively, in compensation expense related to restricted stock. The outstanding shares of restricted common stock are included in the diluted earnings per share calculation, using the treasury stock method, until the shares vest. Once vested, the shares become outstanding for basic earnings per share. If an executive’s employment terminates prior to a vesting date for any reason other than death, disability or a change in control, the unvested stock is forfeited pursuant to the terms of the restricted common stock agreement. Unvested restricted common stock becomes immediately vested upon death, disability or a change in control. Under the restricted common stock agreements, the restricted stock may not be sold or assigned in any manner during the vesting period, but the executive will have the rights of a shareholder with respect to the stock (i.e. the right to vote, receive dividends, etc), prior to vesting.

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

On January 29, 2003, the ESOP trustees finalized a $2,100,000 promissory note, which has been fully repaid as discussed above, to reimburse the Corporation for the funds used to leverage the ESOP. The unreleased shares and a guarantee of the Corporation secured the promissory note, which had been classified as notes payable on the Corporation’s statement of financial condition. As the debt was repaid, shares were released from collateral based on the proportion of debt service. Principal payments on the debt were $17,500 per month for 120 months. The interest rate adjusted to the Wall Street Journal prime rate. Interest expense incurred on the debt in 2007 totaled $82,000. Total contributions to the plan during 2007 totaled $1,326,000. Released shares were allocated to eligible employees at the end of the plan year based on the employee’s eligible compensation to total compensation. The Corporation recognized compensation expense during the period as the shares were earned and committed to be released. As shares were committed to be released and compensation expense was recognized, the shares became outstanding for basic and diluted earnings per share computations. The amount of compensation expense reported by the Corporation is equal to the average fair value of the shares earned and committed to be released during the period. Compensation expense that the Corporation recognized during the period ended December 31, 2007 was $371,000.

Community Bancshares ESOP

As a result of its merger with Community, the Corporation became a sponsor of an internally leveraged ESOP maintained by Community. This ESOP has an outstanding loan to the Corporation that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2009, the interest rate on the note was 3.25%. Principal and interest payments on the ESOP loan are due monthly through August, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Incentive Plans — (Continued)

whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Corporation makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under ASC 718-40, Employee Stock Ownership Plans, (“ASC 718-40”) employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s statement of condition, nor should interest cost or interest income be recognized on the employer loan. The Corporation has followed the provisions of ASC 718-40 accordingly. The ESOP was terminated effective December 31, 2009.

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

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay the debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. Compensation cost recognized during the period ended December 31, 2009, 2008 and 2007 was $16,000, $36,000 and $125,000, respectively. The ESOP shares as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Allocated shares	69,695	65,787
Estimated shares committed to be released	3,938	3,908
Unreleased shares	12,335	16,273

Total ESOP shares	85,968	85,968

Fair value of unreleased shares	$40,582	$51,585

13.	Profit-Sharing Plan and Other Agreements

The Corporation sponsors a profit-sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet certain age and length of service requirements. The Corporation matches contributions at its discretion. The Corporation’s contributions to the plan were $1,082,000, $1,062,000 and $886,000 in 2009, 2008 and 2007, respectively.

The Corporation has various nonqualified retirement agreements with certain current and former directors and former executive officers. Generally, the agreements provide a fixed retirement benefit that will be paid in installments ranging from 10 to 20 years. As of December 31, 2009 and 2008, substantially all of the benefits due under these plans were vested. The Corporation’s nonqualified retirement agreements had an aggregate unfunded projected benefit of approximately $5,267,000 (see settlement discussion below) as of December 31, 2009 and $5,316,000 at December 31, 2008. The accrued liability, included in other liabilities, associated with these benefits totaled $2,346,000 and $2,312,000 at December 31, 2009 and 2008, respectively, which represents the present value of the future benefits. Compensation expense related to these plans totaled $83,000, $175,000 and $334,000 for 2009, 2008 and 2007, respectfully.

During 2008, the Corporation recognized two separate gains from the extinguishment of approximately $5,800,000 in liabilities. The first gain related to a settlement of a retirement agreement with a previous executive officer under which the Corporation had a remaining unfunded obligation to pay approximately $6,200,000 in

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

14.	Income Taxes

The components of the consolidated income tax (benefit) expense are as follows:

	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$533	$73	$88
State	201	75	25

Total current expense	734	148	113
Deferred:
Federal	(12,062)	(4,243)	3,529
State	(1,677)	(493)	492

Deferred income tax (benefit) expense	(13,739)	(4,736)	4,021

Total income tax (benefit) expense	$(13,005)	$(4,588)	$4,134

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

Significant components of the Corporation’s deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Deferred income tax assets:
Rehabilitation tax credit	$5,981	$5,981
Allowance for loan losses	15,455	10,601
Nonaccrual interest	2,993	998
Deferred compensation	1,194	1,423
Net operating loss carryforwards	11,635	12,562
Alternative minimum tax credit carryover	1,418	1,243
Purchase accounting basis differences	542	1,234
Other-than-temporary impairment loss on securities	9,587	3,761
Unrealized loss on securities	3,678	3,439
Other	4,094	2,991

Total deferred income tax assets	56,577	44,233
Less: valuation allowance on net operating loss carryforwards	(1,207)	(1,207)
Deferred income tax liabilities:
Difference in book and tax basis of premises and equipment	4,418	4,389
Difference in book and tax basis on exchange of preferred stock
for trust preferred securities	16,521	—
Excess purchase price and intangibles	4,660	5,848
Other	233	466

Total deferred income tax liabilities	25,832	10,703

Net deferred income tax asset	$29,538	$32,323

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

The recognition of deferred tax assets (“DTA”) is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by the Corporation’s subsidiaries and the implementation of various tax planning strategies to maximize realization of the DTA. Although realization is not assured, management believes that the realization of the $29,538,000 net DTA is more likely than not. This net DTA is comprised of $56,577,000 of deferred tax assets, net of $25,832,000 in deferred tax liabilities and a $1,200,000 valuation allowance. The major components of the $56,577,000 deferred tax asset are $7,400,000 in general and AMT tax credit carryforwards, $11,635,000 in net operating loss carryforwards and $37,500,000 in deductions that have not yet been taken on a tax return. The

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

Corporation’s deferred tax liabilities of $25,832,000 are comprised primarily of differences between the book and tax bases of certain assets and liabilities of which $12,600,000 are expected to reverse during the carryforward period to offset a corresponding amount of deferred tax asset. In general, net of the existing deferred tax liabilities the Corporation will need to generate approximately $106,000,000 of taxable income during the respective carryforward periods in order to fully realize its DTAs.

As a result of book losses incurred in 2009 and 2008, the Corporation is in three-year-cumulative loss position at December 31, 2009 and there are no taxes paid in prior years that are available for the carryback period. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. The Corporation’s management has concluded that sufficient positive evidence exists to overcome this negative evidence. The positive evidence which management based its conclusions includes the following:

•	Management forecasts sufficient taxable income in the next five years, even under stressed economic scenarios, to realize the Corporation’s DTA in the carryforward periods allowed under the respective federal and state revenue codes (see discussion below).

•	Management has a history of extremely accurate forecasting of asset/liability growth and corresponding interest margin, as well as reasonably accurate forecasting of controllable income and expense.

•	The Corporation’s net interest margin remains strong and has steadily improved even in this weak economy.

•	The Corporation’s liquidity is strong due to a mature branch network which provides a reliable and low cost funding source to support the interest margin.

•	The Corporation has stable levels of core operating noninterest income and noninterest expenses.

•	The Corporation’s executive team is experienced in managing through difficult credit cycles.

•	A recent economic forecast indicates a strengthening real estate economy in Florida, where approximately 46% of the Corporation’s total loans and 71% of total classified loans are located.

•	The Corporation’s general tax credit and federal net operating loss carryforwards do not begin expiring until the years 2018 and 2023, respectively. The AMT credit carryforwards have no expiration. In addition, the Corporation has no history of operating or tax credit carryforwards expiring unused.

The only tax planning strategy management considered involves the decision to hold any available-for-sale debt security in an unrealized loss position until they mature at which time the Corporation’s full investment will be recovered. The amount of the Corporation’s DTA considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further decreases in market conditions, or the economy, which could produce additional credit losses within the loan and investment portfolios. In that regard, the forecasted taxable income has been based on several economic scenarios which have been stressed in varying degrees to reflect slower economic recovery than currently anticipated by management, which under the model results in additional credit losses and the corresponding impact net interest margin. Each scenario was assigned individually for each year a probability of occurring, with the final five-year forecast comprising the scenarios that exceeded a cumulative probability of 50% (the more likely than not threshold) in any year. Even though the Corporation’s forecasts project taxable income for an eight-year period, management did not rely on any forecast after the fifth year because years six through eight did not exceed the more likely than not threshold. Management evaluates quarterly the realizability of the net deferred tax assets and, if necessary adjust the valuation allowance accordingly.

In 2006, due to limitations on the use of state net operating losses acquired in the merger with Community, a valuation allowance of $1,207,000 was established against such deferred income tax assets in purchase accounting.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

The effective tax rate differs from the expected tax using the statutory rate. Reconciliation between the expected tax and the actual income tax (benefit) expense follows:

	2009	2008	2007
	(Dollars in thousands)

Expected tax (benefit) expense at statutory rate of income (loss) before taxes	$(11,184)	$(57,031)	$3,996
Add (deduct):
State income tax (benefit) expense, net of federal tax	(974)	(276)	341
Effect of interest income exempt from Federal income taxes	(633)	(665)	(468)
Increase in cash surrender value of life insurance	(747)	(654)	(644)
Effect of nondeductible goodwill impairment charge	—	53,656	—
Taxable exchange of cash surrender value of life insurance	—	—	256
Other items — net	533	382	653

Income tax (benefit) expense	$(13,005)	$(4,588)	$4,134

Federal statutory rate	34%	34%	34%

The Corporation’s unused net operating loss carryforwards and expiration dates are as follows:

Year of expiration:	Federal	Alabama
	(Dollars in thousands)

2011	$—	$12,233
2012	—	14,769
2013	—	22,016
2014	—	6,751
2015	—	3,453
2016	—	2,527
2017	—	8
2018 through 2022	—	1,040
2023	2,788	56
2024	13,043	—
2025	5,813	—
2026	5,788	—
2027	143	—

	$27,575	$62,853

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

The Corporation has available at December 31, 2009 unused rehabilitation tax credits that can be carried forward and utilized against future Federal income tax liability. Unused credits and expiration dates are as follows (in thousands):

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

Applicable income tax (benefit) expense of $(3,738,000), $(3,128,000), and $114,000 on investment securities (losses) gains for the years ended December 31, 2009, 2008, and 2007, respectively, is included in income taxes.

The Corporation recognized a ($98,000) tax benefit in 2007 related to the exercise of nonqualified stock options. This benefit was recognized as a credit to stockholders’ equity as additional surplus.

The Corporation adopted the revised provisions of ASC Topic 740-10, Recognition of Income Taxes, (“ASC 740-10”) on January 1, 2007. As a result of the adoption, the Corporation recognized a charge of approximately $555,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Corporation had unrecognized tax benefits of $459,000, all of which, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Corporation had accrued interest expense related to the unrecognized tax benefits of approximately $146,000. Accrued interest related to unrecognized tax benefits is recognized in income tax expense. Penalties, if incurred, will be recognized in income tax expense as well. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (Dollars in thousands):

	2009	2008

Balance at January 1	$336,000	$459,000
Additions based upon tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(123,000)
Settlements	(336,000)	—

Balance at December 31	$—	$336,000

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as to Alabama and Florida income taxes. The Corporation has concluded all U.S. federal and Florida income tax matters for years through 2005, including acquisitions.

All state income tax matters have been concluded for years through 2007. The Corporation had received notices of proposed adjustments relating to state taxes due for the years 2002, 2003, 2005, 2006 and 2007, which include proposed adjustments relating to income apportionment of a subsidiary. During the first quarter of 2009,

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes — (Continued)

management settled these matters for $800,000 which had been estimated and accrued through December 31, 2008; therefore there was no effect on our reported earnings for 2009 or 2008. The $123,000 reduction in 2008 of the unrecognized tax benefit above was the result of a three-year statue of limitations on the 2004 taxable year.

15.	Derivatives

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated statement of financial condition and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

The Corporation utilizes interest rate swaps, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Corporation’s objectives for utilizing these derivative instruments are described below:

Interest Rate Swaps

The Corporation has entered interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month LIBOR. At December 31, 2009 and December 31, 2008, the Corporation had $723,000 and $1,166,000, respectively, in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.

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

Fair Value Hedges

As of December 31, 2009 and December 31, 2008, the Corporation had $2,777,000 and $5,334,000, respectively, in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. At December 31, 2009 and December 31, 2008, the amount of CD swaps designated as hedging instruments had a recorded fair value of $228,000 and $799,000, respectively, and a weighted average life of 2.5 and 6.8 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.52% (LIBOR based).

Cash Flow Hedges

The Corporation has entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $22,000,000 to hedge the variability in cash flows on $22,000,000 of junior subordinated debentures. Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (1. 58% as of December 31, 2009) and pays a weighted average fixed rate of 4.42%. As of December 31, 2009 and December 31, 2008, these interest rate swap agreements are recorded as liabilities in the amount of $766,000 and $954,000, respectively.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Derivatives — (Continued)

Interest Rate Lock Commitments

In the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under FASB guidance and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $41,038,000 and $92,721,000 at December 31, 2009 and December 31, 2008, respectively. The fair value of the origination commitments was $(370,000) and $(117,000) at December 31, 2009 and December 31, 2008, respectively.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2009 and December 31, 2008 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs. The estimated fair values of these derivatives are included in the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table of Note 19 to the consolidated financial statements.

	December 31,
	2009		2008
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$228	$5,334	$799
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	22,000	(766)	22,000	(954)
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	723	59	1,166	164
Mortgage loan held for sale interest rate lock commitment	41,038	(370)	92,721	(117)
Commercial loan interest rate swap	3,766	323	3,861	462
Commercial loan interest rate swap	3,766	(323)	3,861	(462)

The weighted-average rates paid and received for interest rate swaps outstanding at December 31, 2009 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received

Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	0.52%	4.70%
Cash flow hedge interest rate swaps on subordinated debentures	4.42	1.58
Non-hedging interest rate swap on commercial loan	6.73	6.73

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

Amounts included in the consolidated statements of operations related to interest rate derivatives designated as hedges of fair value were as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest rate swap on brokered certificates of deposit:
Amount of gain (loss) included in interest expense on deposits	$109	$65	$(61)
Amount of (loss) gain included in other noninterest income	(506)	342	73

Amounts included in the consolidated statements of operations and in other comprehensive income (loss) for the period related to interest rate derivatives designated as hedges of cash flows were as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest rate swap on subordinated debenture:
Net (loss) gain included in interest expense on subordinated debt	$(474)	$(50)	$—
Amount of gain (loss) recognized in other comprehensive income	119	(601)	—

No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedge included in accumulated other comprehensive income totaled $483,000, $602,000, and $-0- at December 31, 2009, 2008 and 2007, respectively.

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

Gain (loss) included in noninterest income on the consolidated statements of operations related to non-hedging derivative instruments were as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	$(67)	$426	$742
Mortgage loan held for sale interest rate lock commitment	(253)	(239)	122
Interest rate floors	—	678	374
Commercial loan interest rate swap	—	34	—

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Derivatives — (Continued)

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

The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts totaled approximately $3,240,000 at December 31, 2009.

16.	Related Party Transactions

The Corporation has entered into transactions with its directors, executive officers, significant stockholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2009 and 2008 were $54,505,000 and $48,414,000, respectively. Activity during the year ended December 31, 2009 is summarized as follows (in thousands):

Balance at December 31, 2008	$48,414
Loans originated	—
Advances	27,114
Repayments	(16,697)
Other changes and reclassifications	(4,326)

Balance at December 31, 2009	$54,505

The other changes and reclassifications primarily relate to one loan that was transferred to an outside party.

At December 31, 2009 and 2008, the deposits of such related parties in the subsidiary bank amounted to approximately $31,500,000 and $22,100,000, respectively.

An insurance agency owned by one of the Corporation’s directors received commissions of approximately $187,000, $197,000, and $185,000 from the sale of insurance to the Corporation during 2009, 2008 and 2007, respectively. Also, several sale-leaseback transactions were completed with one of the directors of the Corporation during 2007 and 2008. The total amount of rent paid by Superior Bank during 2009 and 2008 pursuant to these leases was $691,244 and $300,680, respectively. These transactions are discussed further in Note 6.

The Corporation believes that all of the foregoing transactions were made on terms and conditions on an arm’s length basis.

17.	Commitments and Contingencies

The consolidated financial statements do not reflect the Corporation’s various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies — (Continued)

letters of credit. The following is a summary of the Corporation’s maximum exposure to credit loss for loan commitments and standby letters of credit:

	December 31,
	2009	2008
	(Dollars in thousands)

Commitments to extend credit	$266,550	$355,243
Standby letters of credit	21,845	35,636

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

During 2009, 2008 and 2007, the Corporation settled various litigation matters, none of which were significant. The Corporation is also a defendant or co-defendant in various lawsuits incidental to the banking business. Management, after consultation with legal counsel, believes that liabilities, if any, arising from such litigation and claims will not result in a material adverse effect on the consolidated financial statements of the Corporation.

18.	Regulatory Restrictions

A source of funds available to the Corporation is the payment of dividends by its subsidiary. Regulations limit the amount of dividends that may be paid without prior approval of the subsidiary’s regulatory agency. No amounts are available to be paid as dividends by the subsidiary at December 31, 2009.

During the fourth quarter of 2005 the Corporation became a unitary thrift holding company and, as such, is subject to regulation, examination and supervision by the OTS.

Simultaneously, the Corporation’s subsidiary bank’s charter was changed to a federal savings bank charter and is also subject to various regulatory requirements administered by the OTS. Prior to November 1, 2005 the Corporation’s banking subsidiary was regulated by the Alabama Banking Department and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and its subsidiaries financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors

Quantitative measures established by regulation to ensure capital adequacy require the Corporation’s subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted total assets (as defined), and of total capital (as defined) and Tier 1 capital to risk weighted assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Corporation’s subsidiary bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009 and 2008, the most recent notification from the subsidiary’s primary regulators categorized the subsidiary as “well capitalized” under the regulatory framework for prompt corrective action. The

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Regulatory Restrictions — (Continued)

table below represents the Corporation’s bank subsidiary’s regulatory and minimum regulatory capital requirements at December 31, 2009 and 2008:

					To Be Well
			For Capital Adequacy		Capitalized
	Actual		Purposes		Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2009
Tier 1 Core Capital (to Adjusted Total Assets)	$249,253	7.79%	$127,957	4.00%	$159,947	5.00%
Total Capital (to Risk Weighted Assets)	286,748	10.69	214,517	8.00	268,146	10.00
Tier 1 Capital (to Risk Weighted Assets)	249,253	9.30	NA	NA	160,888	6.00
Tangible Capital (to Adjusted Total Assets)	249,253	7.79	47,984	1.50	NA	NA
December 31, 2008
Tier 1 Core Capital (to Adjusted Total Assets)	$271,146	9.00%	$120,510	4.00%	$150,638	5.00%
Total Capital (to Risk Weighted Assets)	304,892	12.15	200,761	8.00	250,951	10.00
Tier 1 Capital (to Risk Weighted Assets)	271,146	10.80	N/A	NA	150,571	6.00
Tangible Capital (to Adjusted Total Assets)	271,146	9.00	45,191	1.50	NA	NA

19.	Fair Values of Financial Instruments

In accordance with FASB guidance, the Corporation measures fair value at the price that would be received by selling an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2009 and 2008 (Dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Available for sale securities	$286,310	$314	$272,667	$13,329
Derivative assets	610	—	610	—

Total recurring basis measured assets	$286,920	$314	$273,277	$13,329

Derivative liabilities	$1,459	$—	$1,459	$—

Total recurring basis measured liabilities	$1,459	$—	$1,459	$—

December 31, 2008
Available for sale securities	$347,142	$164	$328,481	$18,497
Derivative assets	1,427	—	1,427	—

Total recurring basis measured assets	$348,569	$164	$329,908	$18,497

Derivative liabilities	$1,534	$—	$1,534	$—

Total recurring basis measured liabilities	$1,534	$—	$1,534	$—

Valuation Techniques — Recurring Basis

Securities Available for Sale.  When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include primarily single issue and pooled trust preferred securities and certain private-label mortgage-backed securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings (see Note 3 — Trust Preferred Securities). At December 31, 2009, the fair values of six private-label mortgage-backed securities totaling $7,420,000 were measured using Level 3 inputs because the market has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (see Note 3 — Mortgage-backed Securities).

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

Changes in Level 3 fair value measurements

The tables below include a roll-forward of the condensed consolidated statement of financial condition amounts for the twelve months ended December 31, 2009 and 2008, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	Available for
	Sale Securities
	2009	2008
	(Dollars in thousands)

Balance at January 1	$18,497	$—
Transfer into level 3 category during the year	13,978	25,956
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(15,746)	(7,459)
Included in other comprehensive loss	(1,610)	—
Other changes due to principal payments	(1,790)	—

Balance at December 31	$13,329	$18,497

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at December 31	$(15,746)	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (Dollars in thousands):

		Quoted Prices
		in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Mortgage loans held for sale	$71,879	$—	$71,879	$—
Impaired loans, net of specific allowance	155,545	—	—	155,545
Other foreclosed real estate	41,618	—	—	41,618
Other real estate held for sale	3,349	—	—	3,349

Total nonrecurring basis measured assets	$272,391	$—	$71,879	$200,512

December 31, 2008
Mortgage loans held for sale	$22,040	$—	$22,040	$—
Impaired loans, net of specific allowance	47,774	—	—	47,774

Total nonrecurring basis measured assets	$69,814	$—	$22,040	$47,774

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Values of Financial Instruments — (Continued)

Valuation Techniques — Nonrecurring Basis

Mortgage Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Impaired Loans.  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are collateral dependent and their fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets including equipment. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other Foreclosed Real Estate.  Other real estate, acquired through partial or total satisfaction of loans, is carried at fair value, less estimated selling expenses. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. The value of other foreclosed real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other Real Estate Held for Sale.  Other real estate held for sale, which consists primarily of closed branch locations, is carried at the lower of cost or fair value, less estimated selling expenses. The fair value of other real estate held for sale is determined based on management’s appraisal of properties’ assessed values and general market conditions. Other real estate held for sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Net loans.  Fair values for variable-rate loans that re-price frequently and have no significant change in credit risk are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Advances from FHLB.  The fair values of the FHLB advances were based on pricing supplied by the FHLB.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$74,020	$74,020	$74,237	$74,237
Interest-bearing deposits in other banks	23,714	23,714	10,042	10,042
Federal funds sold	2,036	2,036	5,169	5,169
Securities available for sale	286,310	286,310	347,142	347,142
Tax lien certificates	19,292	19,292	23,786	23,786
Mortgage loans held for sale	71,879	71,879	22,040	22,040
Net loans	2,430,813	2,440,026	2,286,071	2,374,637
Stock in FHLB	18,212	18,212	21,410	21,410
Accrued interest receivable	50,142	50,142	14,794	14,794
Derivative assets	610	610	1,427	1,427
Financial liabilities:
Deposits	2,656,573	2,671,504	2,342,988	2,363,270
Advances from FHLB	218,322	233,028	361,324	382,547
Security repurchase agreements	841	841	3,563	3,563
Note payable	45,917	45,917	7,000	7,000
Subordinated debentures	84,170	51,609	60,884	46,839
Derivative liabilities	1,459	1,459	1,534	1,534

20.	Pension Plan

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

Benefits under the Pension Plan depend upon a participant’s years of credited service and his or her average monthly earnings for the highest five consecutive years out of the participant’s final 10 years of employment. The number of years of credited service and average monthly earnings for each participant were fixed as of December 31, 2003. Normal retirement age under the Pension Plan is age 65. A participant with 10 years of service is eligible to receive early retirement benefits beginning at age 55. The Corporation is required to make contributions to the Pension Plan in amounts sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act, as amended. The Corporation was not required to make a contribution during the year ended December 31, 2009 and does not anticipate that any significant contribution will be required during the year ending December 31, 2010.

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

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Corporation’s consolidated statements of financial condition and consolidated statements of operations:

Pension Plan:

	December 31,
	2009	2008
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation as of December 31, 2009 and 2008, respectively	$10,634	$10,070
Interest cost	601	602
Benefits paid (including expenses)	(631)	(602)
Actuarial (gain)/loss	413	564

Benefit obligation at end of year	$11,017	$10,634

Change in plan assets
Fair value of plan assets as of December 31, 2009 and 2008, respectively	$7,909	$10,537
Actual return on plan assets	1,439	(2,026)
Benefits paid (including expenses)	(631)	(602)

Fair value of plan assets at end of year	$8,717	$7,909

Funded status at end of year
Net amount recognized in statement of financial condition (after ASC 715)	$(2,300)	$(2,725)

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—	$—
Liabilities	(2,300)	(2,725)

Net amount recognized in statement of financial condition (after ASC 715)	$(2,300)	$(2,725)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive (loss) income:
Transition (obligation) cost	$—	$—
Prior service (cost) credit	—	—
Net (loss) gain	(1,691)	(2,327)

Accumulated other comprehensive (loss) income (AOCI)	(1,691)	(2,327)
Cumulative employer contributions in excess of net periodic benefit cost	(609)	(398)

Net amount recognized in statement of financial condition	$(2,300)	$(2,725)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$11,017	$10,634

Accumulated benefit obligation	$11,017	$10,634

Fair value of plan assets	$8,717	$7,909

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	5.84%	5.76%
Rate of compensation increase	NA	NA

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

	December 31,
	2009	2008
	(Dollars in thousands)

Expected Cash Flows
Expected return of assets to employer in next year	$—	$—

Expected employer contribution for next fiscal year	$—	$—

Expected benefit payments
Year ending December 31, 2010	$648
Year ending December 31, 2011	635
Year ending December 31, 2012	636
Year ending December 31, 2013	620
Year ending December 31, 2014	640
Next five years	3,498
Components of net periodic benefit cost
Interest cost	$601	$602
Expected return on plan assets	(531)	(716)
Amortization of net (gain) loss	141	—

Net periodic benefit cost	$211	$(114)

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.76%	6.11%
Expected long-term return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A

The long-term expected rate of return for determining net periodic Pension Plan cost for the periods ending December 31, 2009 and 2008 (7.00%) was chosen by the Corporation from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

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

Within the equity asset allocation, domestic large cap equities comprise the majority of this category with a target of 36%; international and small to mid cap equities comprise the remaining with target goals of 18% and 8%, respectively. The equity securities allocation does not include any of the Corporation’s securities in 2009 or 2008. This portfolio is measured against an index such as the S&P 500 Index or Russell 1000 Index.

For the fixed income allocation, a prudent total return consisting of both capital appreciation and interest income is the expectation. The assets invested in this portfolio should not be those which are necessary for immediate operation. Liquidity will be managed through the use of readily marketable securities and adherence to certain fixed income specifications outlined in the investment policy. This portfolio will be measured against the Lehman Intermediate Government/Credit Index.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

The Corporation’s Pension Plan weighted average asset allocations at December 31, 2009 and 2008:

	Percentage of
	Pension Plan
	Assets at
	December 31,		Long-term
	2009	2008	target	Range

Asset Category:
Cash and cash equivalents	3.4%	6.0%	3.0%	0-10%
Equity securities	56.2	50.5	62.0	40-65%
Debt securities	40.4	43.5	35.0	30-55%

Total	100.0%	100.0%	100.0%

The fair value of the Corporation’s pension plan assets at December 31, 2009, by asset category are as follows:

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Cash	$293	$293	$—	$—
Equity securities:
U.S. Companies	4,046	4,046	—	—
International Companies	852	852	—	—
U.S. Treasury securities	3,526	3,526	—	—

Total	$8,717	$8,717	$—	$—

The fair value of the Corporation’s pension plan assets at December 31, 2008, by asset category are as follows:

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Cash	$477	$477	$—	$—
Equity securities:
U.S. Companies	3,327	3,327	—	—
International Companies	665	665	—	—
U.S. Treasury securities	3,440	3,440	—	—

Total	$7,909	$7,909	$—	$—

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

Benefit Restoration Plan:

	December 31,
	2009	2008
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation as of December 31, 2009 and 2008, respectively	$610	$2,829
Interest cost	34	90
Benefits paid (including expenses)	(58)	(57)
Forfeiture of benefits	—	(2,224)
Actuarial (gain)/loss	18	(28)

Benefit obligation at end of year	$604	$610

Change in plan assets
Fair value of plan assets as of December 31, 2009 and 2008, respectively	$—	$—
Actual return on plan assets	—	—
Employer contribution	58	57
Benefits paid (including expenses)	(58)	(57)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year
Net amount recognized in statement of financial condition (ASC 715)	$604	$610

Amounts Recognized in the Statement of Financial Condition consist of:
Assets	$—	$—
Current liabilities	(57)	(56)
Noncurrent liabilities	(547)	(554)

Net amount recognized in statement of financial condition (after ASC 715)	$(604)	$(610)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive (loss) income:
Transition (obligation) cost	$—	$—
Prior service (cost) credit	—	—
Net (loss) gain	(22)	(4)

Accumulated other comprehensive (loss) income (AOCI)	(22)	(4)
Cumulative employer contributions in excess of net periodic benefit cost	(582)	(606)

Net amount recognized in statement of financial condition	$(604)	$(610)

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Pension Plan — (Continued)

	December 31,
	2009	2008
	(Dollars in thousands)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$604	$610

Accumulated benefit obligation	$604	$610

Fair value of plan assets	$—	$—

Weighted-average assumptions used to determine net periodic benefit obligations
Projected benefit obligation	5.84%	5.76%
Rate of compensation increase	NA	NA
Components of net periodic benefit cost
Interest cost	$34	$90

Net periodic benefit cost	$34	$90

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.76%	6.11%
Expected long-term return on plan assets	NA	NA
Rate of compensation increase	NA	NA
Expected Cash Flows
Expected return of assets to employer in next year	$—	$—

Expected employer contribution for next fiscal year	$57	$56

Expected benefit payments
Year ending December 31, 2010	$57
Year ending December 31, 2011	56
Year ending December 31, 2012	55
Year ending December 31, 2013	54
Year ending December 31, 2014	52
Next five years	235

21.	Other Noninterest Expense

Other noninterest expense consisted of the following:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Professional fees	$4,202	$2,637	$2,269
Directors fees	377	438	397
Insurance	2,555	2,381	1,907
Postage, stationery and supplies	3,002	2,964	2,252
Communications	3,054	2,941	2,007
Advertising	2,530	3,522	2,397
Other operating expense	7,755	7,022	7,618

Total	$23,475	$21,905	$18,847

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Concentrations of Credit Risk

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

23.	Net (Loss) Income Per Common Share

The following table sets forth the computation of basic net (loss) income per common share and diluted net (loss) income per common share:

	December 31,
	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Numerator:
Net (loss) income	$(19,889)	$(163,150)	$7,621
Less: preferred stock dividends and amortization	4,193	311	—
Add: gain on exchange of Series A preferred stock to
trust preferred securities (See Note 29)	23,097	—	—

For basic and diluted, net income (loss) applicable to common stockholders	$(985)	$(163,461)	$7,621

Denominator:
For basic, weighted average common shares outstanding	10,687	10,021	9,243
Effect of dilutive stock options	—	—	90

Average common shares outstanding, assuming dilution	10,687	10,021	9,333

Basic net income (loss) per common share	$(0.09)	$(16.31)	$0.82

Diluted net income (loss) per common share	$(0.09)	$(16.31)	$0.82

Basic net (loss) income per common share is calculated by dividing net income (loss), less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.

Diluted net (loss) income per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Common stock equivalents of 159,561 and 65,226 were not included in computing diluted net loss per share for the years ended December 31, 2009 and 2008, respectively, as they were considered anti-dilutive.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company

The condensed financial information (unaudited) for Superior Bancorp (Parent Company only) is presented as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Statements of financial condition
Assets:
Cash	$2,093	$1,414
Investment in subsidiaries	273,074	294,377
Premises and equipment — net	762	787
Other assets	3,947	18,115

	$279,876	$314,693

Liabilities:
Accrued expenses and other liabilities	$4,620	$3,057
Note payable	7,000	7,000
Subordinated debentures	76,552	53,397
Stockholders’ equity	191,704	251,239

	$279,876	$314,693

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Statements of operations
Income:
Dividends from subsidiaries	$6,000	$4,000	$7,000
Interest	127	156	156
Other income	145	3,160	404

	$6,272	$7,316	$7,560
Expense:
Directors’ fees	301	293	269
Salaries and benefits	827	1,147	1,384
Occupancy expense	180	265	362
Interest expense	4,270	4,231	4,569
Other	1,020	766	2,373

	6,598	6,702	8,957
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(326)	614	(1,397)
Income tax benefit	1,734	1,948	3,513

Income before equity in undistributed (loss) earnings of subsidiaries	1,408	2,562	2,116
Equity in undistributed (loss) earnings of subsidiaries	(21,297)	(165,712)	5,505

Net (loss) income	$(19,889)	$(163,150)	$7,621

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Parent Company — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Statements of cash flows
Operating activities
Net (loss) income	$(19,889)	$(163,150)	$7,621
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation expense	25	60	184
Equity in undistributed loss (earnings) of subsidiaries	21,297	165,712	(5,505)
Other decreases	(545)	(2,079)	(1,120)

Net cash provided by operating activities	888	543	1,180
Investing activities
Investment in subsidiary	—	(66,550)	—
Proceeds from sale of premises and equipment	—	316	339
Purchases of premises and equipment	—	(57)	—
Net cash paid in business combinations	—	—	(2,527)

Net cash used by investing activities	—	(66,291)	(2,188)
Financing activities
Proceeds from issuance of common stock	3,299	—	640
Proceeds from issuance of preferred stock	—	69,000	—
Proceeds from note payable	—	10,000	10,000
Principal payment on note payable	—	(12,500)	(6,045)
Proceeds from issuance of junior subordinated debentures	—	—	22,680
Principal payment on junior subordinated debentures	—	—	(16,495)
Purchase of treasury stock	—	—	(10,428)
Cash dividends paid	(3,508)	—	—

Net cash (used) provided by financing activities	(209)	66,500	352

Net increase (decrease) in cash	679	752	(656)
Cash at beginning of year	1,414	662	1,318

Cash at end of year	$2,093	$1,414	$662

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Selected Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for each quarter of 2009 and 2008 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

2009
Total interest income	$39,756	$40,629	$41,049	$40,648
Total interest expense	18,428	17,912	17,136	16,044
Net interest income	21,328	22,717	23,913	24,604
Provision for loan losses	3,452	5,982	5,169	13,947
Securities loss	(5,845)	(5,781)	2,121	(597)
Changes in fair value of derivatives	(199)	(67)	435	(995)
(Loss) income before income taxes	(6,422)	(10,233)	1,581	(17,820)
Net (loss) income	(3,574)	(5,694)	880	(11,501)
Net (loss) income applicable to common shareholders	(4,717)	(6,861)	(287)	10,880
Basic net (loss) income per common share	(0.47)	(0.68)	(0.03)	0.94
Diluted net (loss) income per common share	(0.47)	(0.68)	(0.03)	0.92
2008
Total interest income	$42,552	$42,032	$41,880	$41,424
Total interest expense	24,060	20,644	20,254	19,645
Net interest income	18,492	21,388	21,626	21,779
Provision for loan losses	1,872	5,967	2,305	2,968
Securities gain (loss)	402	1,068	(8,541)	(1,382)
Changes in fair value of derivatives	1,050	(418)	141	467
Goodwill impairment charge	—	—	—	160,306
Income (loss) before income taxes	957	1,151	(7,800)	(162,046)
Net loss	695	841	(6,508)	(158,178)
Net income (loss) applicable to common shareholders	695	841	(6,508)	(158,489)
Basic net income (loss) per common share	0.07	0.08	(0.65)	(15.80)
Diluted net income (loss) per common share	0.07	0.08	(0.65)	(15.80)

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

The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
	(Dollars in thousands)

2009
Net interest income	$37,554	$38,785	$76,339	$16,223	$92,562
Provision for loan losses	6,496	10,150	16,646	11,904	28,550
Noninterest income	8,662	2,101	10,763	2,816	13,579
Noninterest expense	35,480	25,637	61,117	49,368	110,485

Operating profit (loss)	$4,240	$5,099	$9,339	$(42,233)	(32,894)

Income tax benefit					(13,005)

Net loss					$(19,889)

Total assets	$1,060,530	$1,259,223	$2,319,753	$902,116	$3,221,869

2008
Net interest income	$33,114	$38,151	$71,265	$12,020	$83,285
Provision for loan losses	4,393	3,464	7,857	5,255	13,112
Noninterest income	7,589	1,934	9,523	7,244	16,767
Noninterest expense	30,654	21,730	52,384	41,988	94,372
Goodwill impairment charge(1)	63,815	96,491	160,306	—	160,306

Operating (loss) profit	$(58,159)	$(81,600)	$(139,759)	$(27,979)	(167,738)

Income tax benefit					(4,588)

Net loss					$(163,150)

Total assets	$1,062,230	$1,109,011	$2,171,241	$881,460	$3,052,701

2007
Net interest income	$36,844	$38,059	$74,903	$259	$75,162
Provision for loan losses	3,845	1,632	5,477	(936)	4,541
Noninterest income	7,021	1,723	8,744	10,613	19,357
Noninterest expense	24,924	14,702	39,626	38,597	78,223

Operating profit (loss)	$15,096	$23,448	$38,544	$(26,789)	11,755

Income tax expense					4,134

Net income					$7,621

Total assets	$1,029,652	$1,124,816	$2,154,468	$730,957	$2,885,425

(1) — See Note 1 “Intangible Assets” for additional information.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Stockholders’ Equity

Common Stock

On November 19, 2009, after approval by the Board of Directors and the Corporation’s stockholders, the Corporation amended the Corporation’s Restated Certificate of Incorporation to increase the number of authorized shares of the Corporation’s common stock from 20,000,000 to 200,000,000.

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

If the Corporation defers payments of interest on its outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, the Corporation will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, its common stock (See Note 11 for additional details).

1-for-4 Reverse Stock Split

On April 28, 2008, the Corporation completed a 1-for-4 reverse split of its common stock, reducing the number of authorized shares of common stock from 60,000,000 to 15,000,000 and the number of common shares outstanding from 40,211,230 to 10,052,808. This action brought the Corporation’s authorized common shares and common shares outstanding more nearly in line with peer community banks. All disclosures in this annual report regarding common stock and related per share information have been retroactively restated for all periods presented to reflect the reverse stock split. The 1-for-4 reverse stock split was effective in the market as of the opening of trading on April 28, 2008.

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

Issuance of Preferred Stock and Related Warrant

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation issued and sold, and the United States Department of the Treasury (the “Treasury Department”) purchased, (i) 69,000 shares (the “Preferred Stock”) of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 1,923,792 shares of the Corporation’s voting common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $5.38 per share, for an aggregate purchase price of $69,000,000 in

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Stockholders’ Equity — (Continued)

cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On December 11, 2009, Superior Bancorp and the Treasury Department entered into an exchange agreement pursuant to which the Preferred Stock held by the Treasury Department were exchanged for the trust preferred securities issued by Superior Capital Trust II.

Cumulative dividends on the Preferred Shares accrued on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but would be paid only if, as and when declared by the Corporation’s Board of Directors. The Preferred Stock had no maturity date and rank senior to the Common Stock (and pari passu with the Corporation’s other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions and amounts payable upon any liquidation, dissolution and winding up of the Corporation. Subject to the approval of the Office of Thrift Supervision, the Preferred Stock was redeemable at the option of the Corporation at 100% of their liquidation preference, provided that the Preferred Shares were redeemed prior to the first dividend payment date falling after the third anniversary of the Closing Date (December 5, 2011) only if (i) the Corporation had raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the letter agreement, dated December 5, 2008 between the Corporation and the Treasury Department (including the Securities Purchase Agreement — Standard Terms incorporated by reference therein) (the “Purchase Agreement”) and set forth below) in excess of $17,250,000 and (ii) the aggregate redemption price did not exceed the aggregate net proceeds from such Qualified Equity Offerings. Notwithstanding the foregoing provisions of the TARP agreements, the American Recovery and Reinvestment Act (“ARRA”) eliminated most of the restrictions on redemption of the Preferred Stock. Subject to consultation with the Office of Thrift Supervision, the Corporation could have redeemed the Preferred Stock without regard to any waiting period or whether the Corporation has participated in a Qualified Equity Offering.

The Treasury Department could not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 1,923,792 shares of Common Stock issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which the Corporation had received aggregate gross proceeds of not less than $69,000,000 from one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) and (ii) December 31, 2009. In the event the Corporation completed one or more Qualified Equity Offerings (as defined in the Purchase Agreement and set forth below) on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds of not less than $69,000,000, the number of the shares of Common Stock underlying the portion of the Warrant then held by the Treasury will be reduced by one-half of the shares of Common Stock originally covered by the Warrant. For the purposes of the foregoing, “Qualified Equity Offering” is defined as the sale and issuance for cash by the Corporation to persons other than the Corporation or any Corporation subsidiary after the Closing Date of shares of perpetual Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier I capital of the Corporation at the time of issuance under the applicable risk-based capital guidelines of the Corporation’s federal banking agency (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans which were publicly announced, on or prior to October 13, 2008).

As a result of the issuance of 1,491,618 additional shares in July 2009, the Treasury Department adjusted the warrant share position to 1,975,688 shares with a strike price of $5.239.

The fair value of the Warrant of $6,093,000 was determined using the Black-Scholes option-pricing model and the value allocated using the proportional method. The assumptions used in the model were; risk-free rate of 3.52%, volatility factor of 59.00% and a dividend yield of 0.00% . The value of the Warrant was being amortized against retained earnings as part of the preferred stock dividend until December 11, 2009, which was the exchange date (see below); it is currently being amortized as interest expense on subordinated debentures. The amortization of the warrant increased the effective yield on the preferred stock to 7.11%.

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Stockholders’ Equity — (Continued)

The Corporation accrued cash dividends on the Series A preferred stock during the years ended December 31, 2009 and 2008 amounting to $4,193,000 and $311,000, respectively.

Exchange of Preferred Stock

Refer to Note 29 to the consolidated financial statements for information on the exchange agreement dated December 11, 2009 related to these shares of preferred stock.

Exchange of non-pooled trust preferred securities for newly issued common stock

Refer to Note 30 to the consolidated financial statements for information on the exchange agreements dated January 10, 2010 and January 15, 2010 related to these trust preferred securities.

28.	Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)

2009
Unrealized loss on available for sale securities	$(10,748)	$3,977	$(6,771)
Reclassification adjustment for losses realized in net loss	10,102	(3,738)	6,364
Unrealized gain on derivatives	189	(71)	118
Defined benefit pension plan — net gain arising during the period	617	(228)	389

Net unrealized gain	$160	$(60)	$100

2008
Unrealized loss on available for sale securities	$(16,885)	$6,203	$(10,682)
Reclassification adjustment for losses realized in net loss	8,453	(3,128)	5,325
Unrealized loss on derivatives	(955)	354	(601)
Defined benefit pension plan — net loss arising during the period	(3,398)	1,257	(2,141)

Net unrealized loss	$(12,785)	$4,686	$(8,099)

2007
Unrealized gain on available for sale securities	$2,344	$(918)	$1,426
Reclassification adjustment for gains realized in net income	(308)	120	(188)
Defined benefit pension plan — net gain arising during the period	615	(227)	388

Net unrealized gain	$2,651	$(1,025)	$1,626

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	Exchange Offer

Exchange of preferred stock held by the Treasury Department for trust preferred securities

On December 11, 2009, the Corporation entered into an exchange agreement with the Treasury Department pursuant to which the Treasury Department agreed that it would exchange all 69,000 shares of the Corporation’s outstanding Preferred Stock, owned by the Treasury Department for 69,000 newly issued trust preferred securities, $1,000 liquidation amount per capital security, issued by Superior Capital Trust II, a wholly-owned, unconsolidated subsidiary of Superior Bancorp. The trust preferred securities were issued to the Treasury Department on December 11, 2009. In connection with this exchange, the trust used the Preferred Stock, together with the proceeds of the issuance and sale by the trust to the Corporation of $100,000 aggregate liquidation amount of its fixed rate common securities, to purchase $69,100,000 aggregate principal amount of the junior subordinated debentures issued by the Corporation.

The trust preferred securities issued to the Treasury Department have a distribution rate of 5% until, but excluding February 15, 2014 and 9% thereafter (which is the same as the dividend rate on the Preferred Stock). The common securities of the trust, in the amount of $100,000, are held by the Corporation. The sole asset and only source of funds to make payments on the trust preferred securities and the common securities of the trust is $69,100,000 of the Corporation’s Fixed Rate Perpetual Junior Subordinated Debentures, issued by the Corporation to the trust. The debentures are perpetual and may be redeemed by the Corporation at any time by the Corporation on 30 days’ notice.

Under the guarantee agreement dated as of December 11, 2009, the Corporation irrevocably and unconditionally agrees to pay in full to the Treasury Department of the trust preferred securities the guaranteed payments, as and when due. The Corporation’s obligation to make the guaranteed payment may be satisfied by direct payment of the required amounts to the Treasury Department of the trust preferred securities or by causing the issuer trust to pay such amounts to the Treasury Department. The obligations of the Corporation under the guarantee agreement constitute unsecured obligations and rank subordinate and junior in right of payment to all senior debt. The obligations of the Corporation under the guarantee agreement rank pari passu with the obligations of Corporation under any similar guarantee agreements issued by the Corporation on behalf of the holders of preferred or capital securities issued by any statutory trust, among others stated in the guarantee agreement. Under the guarantee agreement, the Corporation has guaranteed the payment of the liquidation amount of the trust preferred securities upon liquidation of the trust, but only to the extent that the trust has funds available to make such payments.

Under the exchange agreement, the Corporation’s agreement that, without the consent of the Treasury Department, it would not increase its dividend rate per share of common stock above that in effect as of October 13, 2008 or repurchase shares of its common stock until, in each case, the earlier of December 5, 2011 or such time as all of the new trust preferred securities have been redeemed or transferred by the Treasury Department, remains in effect.

Initially, in connection with the issuance of the Preferred Stock on December 5, 2008, the Treasury Department was issued a warrant to purchase 1,923,392 shares of the Corporation’s common stock at an exercise price of $5.38 per share. However, as a result of the issuance of 1,491,618 additional shares in July 2009, the Corporation adjusted the warrant share position to 1,975,688 shares with a strike price of $5.239.

The trust preferred securities issued to the Treasury Department continue to qualify as Tier 1 regulatory capital as of December 31, 2009. The trust preferred securities are subject to the 25% limitation on Tier 1 capital.

This transaction with the Treasury Department was accounted for as an extinguishment of previously issued Preferred Stock. The accounting impact of this transaction included (1) recognition of junior subordinated debentures and derecognition of the Preferred Stock; (2) recognition of a favorable impact to accumulated deficit resulting from the excess of (a) the carrying amount of the securities exchanged (the Preferred Stock) over (b) the

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	Exchange Offer — (Continued)

fair value of the consideration exchanged (the trust preferred securities); (3) the reversal of any unamortized discount outstanding on the Preferred Stock and (4) issuance costs.

At the date of the exchange agreement, the fair value of the trust preferred securities (junior subordinated debentures for purposes of the Corporation’s financial statements) was determined internally using a discounted cash flow model. The main considerations were (1) quarterly interest payment of 5% until, but excluding February 15, 2014 and 9%, thereafter; (2) assumed maturity date of 30 years; and (3) assumed discount rate of 19.63%. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparable issuers were trading as assets in the market and computing a implied credit spread. The discount rate used is the amount of the implied credit spread of 14.69% plus the 30-year swap rate of 4.94%.

The discount as well as the debt issuance costs will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures. The effective yield of the issue will be 20.22%.

This particular exchange resulted in a gain on retirement of preferred stock favorably impacting accumulated deficit by $23,097,000 (net of deferred taxes), which is also considered as part of earnings (losses) applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations. See Note 23 to the consolidated financial statements for a reconciliation of EPS. A summary of this transaction and the increases (decreases) in the related asset, liability and stockholders’ equity accounts is as follows (Dollars in thousands):

Assets
Other assets — investment in common stock of trust	$100
— deferred income taxes (see Note 14)	(16,544)

Total assets	$(16,444)

Liabilities
Subordinated debentures, net (see Note 11):
Issuance	$69,100
Discount	(44,714)

Total liabilities	24,386

Stockholders’ equity (see Note 27)
Preferred stock, par value $.001 per share	$—
Surplus — preferred ($69,000 less discount of $5,073)	(63,927)
Accumulated deficit (net of $16,544 deferred taxes)	23,097

Total stockholders’ equity	(40,830)

Total liabilities and stockholders’ equity	$(16,444)

30.	Subsequent Events

Exchange of non-pooled trust preferred securities for newly issued common stock

On January 15, 2010, the Corporation entered into an agreement with Cambridge Savings Bank (“Cambridge”) pursuant to which Cambridge will exchange $3,500,000 of trust preferred securities issued by the Corporation’s wholly owned unconsolidated subsidiary, Superior Capital Trust I, for shares of the Corporation’s common stock. The number of shares of common stock to be issued to Cambridge will equal 77% of the face value of the trust preferred securities divided by a weighted average of the sales prices of newly issued shares of the Corporation’s common stock sold between the date of the agreement and the closing of the exchange or, if lower, the

SUPERIOR BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Subsequent Events — (Continued)

weighted average of the sales prices of such stock within forty-eight hours prior to the closing of the exchange. The consummation of the transaction is conditioned upon selling at least $75 million of the Corporation’s common stock either for cash or in exchange for trust preferred securities or debt, obtaining consent of the Corporation’s stockholders if required by NASDAQ, and other customary closing conditions.

On January 20, 2010, the Corporation entered into an agreement with KBW, Inc. (“KBW”) pursuant to which KBW will exchange $4,000,000 of trust preferred securities issued by the Corporation’s wholly owned unconsolidated subsidiary, Superior Capital Trust I, for shares of the Corporation’s common stock. The number of shares of common stock to be issued to KBW will equal 50% of the face value of the trust preferred securities divided by the greater of the following prices of the Corporation’s common stock during the ten trading days prior to the closing of the exchange: (1) the average of the closing prices or (2) 90% of the volume weighted average price. The consummation of the transaction is conditioned upon obtaining consent of the Corporation’s stockholders if required by NASDAQ, and other customary closing conditions.

Neither the Corporation nor its affiliates have any material relationship with Cambridge other than in respect of the exchange agreement. Neither the Corporation nor its affiliates have any material relationship with KBW except that the Corporation has engaged an affiliate of KBW to assist it in formulating and implementing strategies to strengthen its capital position.

The Corporation expects to record a net after-tax gain of $1,800,000 upon exchange of the trust preferred securities. The ultimate effect of the transactions will be to increase stockholders’ equity by approximately $6,500,000, consisting of both the increase in equity upon recording gains on retirement of the securities, and the value of the newly issued shares. See Note 27 to the consolidated financial statements.

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

Based on their evaluation as of December 31, 2009, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our CEO and our PFO, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2009. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Superior Bancorp’s internal control over financial reporting as of December 31, 2009. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Superior Bancorp

We have audited Superior Bancorp’s (a Delaware corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Superior Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, Superior Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Superior Bancorp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2009, and our report dated March 11, 2010, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 11, 2010

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

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Nominees for Director,” “Executive Officers,” “Certain Information Concerning the Board of Directors and Its Committees,” “Stockholder Communications with the Board,” “Director Compensation,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation and Other Information,” “Ratification of Selection of Independent Public Accounting Firm” included in our definitive proxy statement to be filed no later than April 30, 2010, in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)-1	Restated Certificate of Incorporation of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated November 19, 2009, is hereby incorporated herein by reference.
(3)-2	Bylaws of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated October 22, 2009, is hereby incorporated herein by reference.
(3)-3	Certificate of Designations of Superior Bancorp Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated November 26, 2008, is hereby incorporated herein by reference.

(4)-1	Amended and Restated Declaration of Trust, dated as of September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, The Banc Corporation, as Sponsor, David R. Carter and James A. Taylor, Jr., as Administrators, filed as Exhibit(4)-1 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-2	Guarantee Agreement, dated as of September 7, 2000, by and between The Banc Corporation and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit(4)-2 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-3	Indenture, dated as of September 7, 2000, by and among The Banc Corporation as issuer and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, filed as Exhibit(4)-3 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-4	Placement Agreement, dated as of August 31, 2000, by and among The Banc Corporation, TBC Capital Statutory Trust II, Keefe Bruyette & Woods, Inc., and First Tennessee Capital Markets, filed as Exhibit(4)-4 to The Banc Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
(4)-5	Amended and Restated Declaration of Trust, dated as of July 16, 2001, by and among The Banc Corporation, The Bank of New York, David R. Carter, and James A. Taylor, Jr. filed as Exhibit(4)-5 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-6	Guarantee Agreement, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit(4)-6 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-7	Indenture, dated as of July 16, 2001, by The Banc Corporation and The Bank of New York filed as Exhibit #(4)-7 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-8	Placement Agreement, dated as of June 28, 2001, among TBC Capital Statutory Trust III, and The Banc Corporation and Sandler O’Neill & Partners, L.P. filed as Exhibit #(4)-8 to The Banc Corporation’s Registration Statement on Form S-4 (Registration No. 333-69734) is hereby incorporated herein by reference.
(4)-9	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 4.4 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-10	Amended and Restated Declaration of Trust, dated March 23, 2000, by and among The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I filed as Exhibit 10.1 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-11	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York filed as Exhibit 10.2 to Community Bancshares’ Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated herein by reference.
(4)-12	Stock Purchase Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-1 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-13	Registration Rights Agreement, dated January 24, 2005, between The Banc Corporation and the investors named therein, filed as Exhibit 4-2 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(4)-14	Indenture, dated as of December 15, 2005, by and between Peoples Community Bancshares, Inc. and Wilmington Trust Company, filed as Exhibit 4.14 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.

(4)-15	Placement Agreement, dated as of December 7, 2005, by and among Peoples Community Bancshares, Inc., Peoples Community Statutory Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc, filed as Exhibit 4.15 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.
(4)-16	Guarantee Agreement, dated as of December 15, 2005, by and between Peoples Community Bancshares, Inc. and Wilmington Trust Company, filed as Exhibit 4.16 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.
(4)-17	Amended and Restated Declaration of Trust, dated as of December 15, 2005, by and among Wilmington Trust Company, Peoples Community Bancshares, Inc., Neil D. McCurry, Jr. and Dorothy S. Barth, filed as Exhibit 4.17 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.
(4)-18	Declaration of Trust, dated July 10, 2007, by and among Superior Bancorp, Wilmington Trust Company, Mark A. Tarnakow, William H. Caughran and Rick D. Gardner filed as Exhibit 4.01 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-19	Indenture, dated as of July 19, 2007, between Superior Bancorp and Wilmington Trust Company filed as Exhibit 4.02 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-20	Guarantee Agreement, dated as of July 19, 2007, between Superior Bancorp and Wilmington Trust Company filed as Exhibit 4.03 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-21	Placement Agreement, dated July 18, 2007, by and among Superior Bancorp, FTN Capital Markets and Keefe, Bruyette & Woods, Inc. filed as Exhibit 4.04 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is hereby incorporated herein by reference.
(4)-22	Summary Description of Non-Employee Directors Stock Plan., filed as Exhibit 4 to Superior Bancorp’s Registration Statement on Form S-8, dated May 30, 2006 (Registration No. 333-134561), and is hereby incorporated herein by reference.
(4)-23	Amended and Restated Declaration of Trust and Trust Agreement, dated as of December 11, 2009, by and among Superior Bancorp, The Bank of New York Mellon Trust Company, N.A., BNY Mellon Trust of Delaware, James A. White, and William H. Caughran.
(4)-24	Indentures, dated as of December 11, 2009, by Superior Bancorp and The Bank of New York Mellon Trust Company, N.A.
(4)-25	First Supplemental Indenture, dated as of December 11, 2009, between Superior Bancorp and The Bank of New York Mellon Trust Company, N.A.
(4)-26	Guarantee Agreement, dated as of December 11, 2009, between Superior Bancorp and The Bank of New York Mellon Trust Company, N.A.
(10)-1*	Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, filed as Exhibit (10)-1 to The Banc Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is hereby incorporated herein by reference.
(10)-2*	Commerce Bank of Alabama Incentive Stock Compensation Plan, filed as Exhibit(4)-3 to The Banc Corporation’s Registration Statement on Form S-8, dated February 22, 1999 (Registration No. 333-72747), is hereby incorporated herein by reference.
(10)-3*	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Stanley Bailey, filed as Exhibit 10-5 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-4*	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and C. Marvin Scott, filed as Exhibit 10-6 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.
(10)-5*	Employment Agreement, dated January 24, 2005, by and between The Banc Corporation, The Bank and Rick D. Gardner, filed as Exhibit 10-7 to The Banc Corporation’s Current Report on Form 8-K dated January 24, 2005, is hereby incorporated herein by reference.

(10)-6*	Agreement between Superior Bank and William H. Caughran, dated August 31, 2006, filed as Exhibit 10.4 to Amendment No. 1 to Superior Bancorp’s Registration Statement on Form S-4 (Registration No. 333-136419) is hereby incorporated herein by reference.
(10)-7*	Management Incentive Compensation Plan, filed as Exhibit 10.1 to The Banc Corporation’s Current Report on Form 8-K, dated April 26, 2005, is hereby incorporated herein by reference.
(10)-8*	Change in Control Agreement, dated March 10, 2008, by and among Superior Bancorp, Superior Bank and William H. Caughran, filed as Exhibit 10.22 to Superior Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is hereby incorporated herein by reference.
(10)-9	Loan Agreement, dated as of September 4, 2008, between Superior Bancorp and Colonial Bank, filed as Exhibit 10.1 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-10	Revolving Credit Note, dated September 4, 2008, between Superior Bancorp and Colonial Bank,, filed as Exhibit 10.2 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-11	Stock Pledge Agreement, dated as of September 4, 2008, given by Superior Bancorp, filed as Exhibit 10.3 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-12	Agreement to Purchase Subordinated Notes, dated as of September 17, 2008, by and among Superior Bank, Superior Bancorp and Durden Enterprises, LLC, filed as Exhibit 10.4 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-13	Letter to Durden Enterprises, LLC, dated as of September 17, 2008, filed as Exhibit 10.5 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-14	9.5% Subordinated Note Due September 15, 2018 given by Superior Bank, filed as Exhibit 10.6 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-15	Warrant to Purchase Common Stock of Superior Bancorp dated as of September 17, 2008, filed as Exhibit 10.7 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-16*	Agreement, dated as of September 8, 2008, between Superior Bancorp and James A. White, filed as Exhibit 10.8 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-17*	Change in Control Agreement, dated as of September 8, 2008, by and among Superior Bancorp, Superior Bank and James A. White, filed as Exhibit 10.8 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated herein by reference.
(10)-18	Warrant, dated December 5, 2008, to purchase up to 1,923,792 shares of common stock of Superior Bancorp, filed as Exhibit 3 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-19	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-20	Form of Waiver, executed as of December 5, 2008, by each of the Senior Executive Officers of Superior Bancorp, filed as Exhibit 10.2 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-21	Form of Letter Agreement, executed as of December 5, 2008, by each of the Senior Executive Officers of Superior Bancorp, filed as Exhibit 10.3 to Superior Bancorp’s Current Report on Form 8-K dated December 5, 2008, is hereby incorporated herein by reference.
(10)-22*	Superior Bancorp 2008 Incentive Compensation Plan, filed as Exhibit 10.1 to Superior Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is hereby incorporated herein by reference.

(10)-23*	Amended and Restated Employment Agreement, dated December 29, 2008, between Superior Bancorp and C. Stanley Bailey, filed as Exhibit 10.23 to Superior Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
(10)-24*	Amended and Restated Employment Agreement, dated December 29, 2008, between Superior Bancorp and C. Marvin Scott, filed as Exhibit 10.24 to Superior Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
(10)-25*	Amended and Restated Employment Agreement, dated December 29, 2008, between Superior Bancorp and Rick D. Gardner, filed as Exhibit 10.25 to Superior Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
(10)-26*	Amendment to Third Amended and Restated 1998 Stock Incentive Plan of The Banc Corporation, filed as Exhibit 10.26 to Superior Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
(10)-27*	Agreement, dated as of January 1, 2006, between The Banc Corporation and James Mailon Kent, Jr., field as Exhibit 10.27 to Superior Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
(10)-28*	Amendment to Agreement, dated as of November 3, 2008, between Superior Bancorp and James Mailon Kent, Jr., filed as Exhibit 10.28 to Superior Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated herein by reference.
(10)-29	Exchange Agreement, dated as of December 11, 2009, by and among Superior Bancorp, Superior Capital Trust II and The United States Department of the Treasury.
(10)-30	Exchange Agreement and Plan of Reorganization, dated as of January 15, 2010, by and among Superior Bancorp, Superior Holdings, LLC, and Cambridge Savings bank.
(10)-31	Exchange Agreement and Plan of Reorganization, dated as of January 15, 2010, by and among Superior Bancorp, Superior Holdings, LLC, and KBW, Inc.
(21)	Subsidiaries of Superior Bancorp.
(23)	Consent of Grant Thornton, LLP.
(31)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).
(32)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
(99)	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 12 U.S.C. Section 5221

*	Compensatory plan or arrangement

(c)	Financial Statement Schedules.

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
C. Stanley Bailey
Chief Executive Officer

March 11, 2010

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Stanley Bailey and James A. White, and each of them, the true and lawful agents and his attorneys-in-fact with full power and authority in either of said agents and attorneys-in-fact, acting singly, to sign for the undersigned as Director or an officer of the Corporation, or as both, the Corporation’s 2009 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, Washington, D.C. under the Securities Exchange Act of 1934, and to sign any amendment or amendments to such Annual Report, including an Annual Report pursuant to 11-K to be filed as an amendment to the Form 10-K; hereby ratifying and confirming all acts taken by such agents and attorneys-in-fact as herein authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ C. Stanley Bailey C. Stanley Bailey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2010

/s/ James A. White James A. White	Chief Financial Officer (Principal Financial Officer)	March 11, 2010

/s/ James C. Gossett James C. Gossett	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2010

/s/ Roger Barker Roger Barker	Director	March 11, 2010

/s/ Thomas E. Dobbs, Jr. Thomas E. Dobbs, Jr.	Director	March 11, 2010

/s/ K. Earl Durden K. Earl Durden	Director	March 11, 2010

/s/ Rick D. Gardner Rick D. Gardner	Director and Vice Chairman	March 11, 2010

/s/ Thomas E. Jernigan, Jr. Thomas E. Jernigan, Jr.	Director	March 11, 2010

/s/ James Mailon Kent, Jr. James Mailon Kent, Jr.	Director	March 11, 2010

Signature	Title	Date

/s/ Mark A. Lee Mark A. Lee	Director	March 11, 2010

/s/ Peter L. Lowe Peter L. Lowe	Director	March 11, 2010

/s/ John C. Metz John C. Metz	Director	March 11, 2010

/s/ D. Dewey Mitchell D. Dewey Mitchell	Director	March 11, 2010

/s/ Robert R. Parrish, Jr. Robert R. Parrish, Jr.	Director	March 11, 2010

/s/ Charles W. Roberts, III Charles W. Roberts, III	Director	March 11, 2010

/s/ C. Marvin Scott C. Marvin Scott	Director and Vice Chairman	March 11, 2010

/s/ James C. White, Sr. James C. White, Sr.	Director	March 11, 2010