Form 10-Q
period 2010-03-31
SUPERIOR BANCORP
filed 2010-05-10
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2010

Common stock, $.001 par value	12,560,457

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$50,529	$74,020
Interest-bearing deposits in other banks	113,531	23,714
Federal funds sold	2,129	2,036

Total cash and cash equivalents	166,189	99,770
Investment securities available-for-sale	324,823	286,310
Tax lien certificates	15,832	19,292
Mortgage loans held-for-sale	54,367	71,879
Loans, net of unearned income	2,505,465	2,472,697
Allowance for loan losses	(43,190)	(41,884)

Net loans	2,462,275	2,430,813
Premises and equipment, net	102,485	104,022
Accrued interest receivable	15,181	15,581
Stock in FHLB	18,212	18,212
Cash surrender value of life insurance	50,616	50,142
Core deposit and other intangible assets	15,720	16,694
Other real estate	46,679	41,618
Other assets	71,978	67,536

Total assets	$3,344,357	$3,221,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$263,546	$257,744
Interest-bearing	2,489,832	2,398,829

Total deposits	2,753,378	2,656,573
Advances from FHLB	218,323	218,322
Security repurchase agreements	1,201	841
Notes payable	46,032	45,917
Subordinated debentures, net	84,413	84,170
Accrued expenses and other liabilities	53,857	24,342

Total liabilities	3,157,204	3,030,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series A, fixed rate cumulative perpetual preferred stock, -0- shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $.001 per share; shares authorized 200,000,000; shares issued 11,687,406 and 11,673,837, respectively; outstanding 11,687,406 and 11,667,794, respectively	12	12
Surplus — warrants	8,646	8,646
— common	322,189	322,043
Accumulated deficit	(136,630)	(130,889)
Accumulated other comprehensive loss	(6,829)	(7,825)
Unearned ESOP stock	(219)	(263)
Unearned restricted stock	(16)	(20)

Total stockholders’ equity	187,153	191,704

Total liabilities and stockholders’ equity	$3,344,357	$3,221,869

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$36,342	$34,952
Interest on taxable securities	2,911	4,009
Interest on tax-exempt securities	312	428
Interest on federal funds sold	1	5
Interest and dividends on other investments	372	362

Total interest income	39,938	39,756
Interest expense:
Interest on deposits	11,525	14,893
Interest on other borrowed funds	2,522	2,342
Interest on subordinated debentures	2,386	1,193

Total interest expense	16,433	18,428

Net interest income	23,505	21,328
Provision for loan losses	9,127	3,452

Net interest income after provision for loan losses	14,378	17,876
Noninterest income:
Service charges and fees on deposits	2,216	2,387
Mortgage banking income	2,010	1,691
Investment securities losses
Total other-than-temporary impairment losses (“OTTI”)	(200)	(10,504)
Portion of OTTI recognized in other comprehensive loss	2	4,659

Investment securities loss	(198)	(5,845)
Change in fair value of derivatives	210	(199)
Increase in cash surrender value of life insurance	568	515
Other income	1,406	1,216

Total noninterest income (loss)	6,212	(235)
Noninterest expenses:
Salaries and employee benefits	14,200	12,309
Occupancy, furniture and equipment	4,763	4,416
Amortization of core deposit intangibles	870	985
FDIC assessments	1,380	457
Foreclosure losses	2,577	569
Other expenses	6,019	5,327

Total noninterest expenses	29,809	24,063

Loss before income taxes	(9,219)	(6,422)
Income tax benefit	(3,479)	(2,848)

Net loss	(5,740)	(3,574)
Preferred stock dividends and amortization	—	1,143

Net loss applicable to common stockholders	$(5,740)	$(4,717)

Weighted average common shares outstanding	11,645	10,053
Weighted average common shares outstanding, assuming dilution	11,645	10,053
Basic net loss per common share	$(0.49)	$(0.47)
Diluted net loss per common share	$(0.49)	$(0.47)
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$20,226	$(14,082)

Investing activities
Proceeds from maturities of investment securities available-for-sale	29,989	15,335
Purchase of investment securities available-for-sale	(37,262)	(5,290)
Net increase in loans	(52,596)	(54,732)
Redemptions of tax lien certificates	4,236	7,401
Purchase of tax lien certificates	(776)	(2,419)
Purchase of premises and equipment	(234)	(3,365)
Proceeds from sale of premises and equipment	—	77
Proceeds from sale of foreclosed assets	5,720	1,993
Decrease in stock of FHLB	—	2,074

Net cash used in investing activities	(50,923)	(38,926)
Financing activities
Net increase in deposits	96,785	164,809
Decrease in FHLB advances	—	(119,890)
Proceeds from note payable	—	38,575
Net increase in other borrowed funds	331	—
Cash dividends paid	—	(672)

Net cash provided by financing activities	97,116	82,822

Net increase in cash and cash equivalents	66,419	29,814
Cash and cash equivalents at beginning of period	99,770	89,448

Cash and cash equivalents at end of period	$166,189	$119,262

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (the “Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2009. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The Condensed Consolidated Statement of Financial Condition as of December 31, 2009, presented herein has been derived from the financial statements audited by Grant Thornton LLP, independent registered public accountants, as indicated in their report, dated March 11, 2010, included in our Annual Report on Form 10-K. The Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
Reclassifications
Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or stockholders’ equity.
Note 2 — Recent Accounting Pronouncements
In June, 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860 - Accounting for Transfers of Financial Assets (“Topic 860”). Topic 860 is a revision to preceding guidance and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets (“ASU 2009 -16”). This update formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets and provides a revision for Topic 860 to require more information about transfers of financial assets. This statement and update became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this statement and update did not have a material impact on the Corporation’s consolidated financial statements.
In December 2009, FASB issued ASU No. 2009-17 — Consolidation – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities that were previously excluded from previous consolidation guidance. ASU 2009-17 became effective as of the beginning of the first annual reporting period that began after November 15, 2009. The adoption of the update did not have a significant impact on the Corporation’s ongoing financial position or results of operations.
In January 2010, FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, that require new disclosures for transfers in and out of Levels 1 and 2, and for activity in Level 3 fair value measurements. In addition, this Update provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Corporation adopted these disclosure requirements of ASU 2010-06 as of January 1, 2010. The adoption of this update did not have an impact to the Corporation’s financial position, results of operations or cash flows (See Note 11). The disclosures about purchases, sales, issuances and settlements in the roll forward activity of activity in the Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
Note 3 — Investment Securities
The amortized cost and estimated fair values of investment securities as of March 31, 2010 are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale
U.S. Agency securities	$37,105	$93	$318	$36,880
Mortgage-backed securities (“MBS”):
U.S. Agency pass-through	176,551	3,111	209	179,453
U.S. Agency collateralized mortgage obligation (“CMO”)	52,318	174	164	52,328
Private-label CMO	17,973	181	2,958	15,196

Total MBS	246,842	3,466	3,331	246,977
State, county and municipal securities	31,216	331	372	31,175
Corporate obligations:
Corporate debt	4,120	—	120	4,000
Pooled trust preferred securities	8,180	—	4,809	3,371
Single issue trust preferred securities	5,000	—	2,938	2,062

Total corporate obligations	17,300	—	7,867	9,433
Equity securities	563	—	205	358

Total investment securities available-for-sale	$333,026	$3,890	$12,093	$324,823

Investment securities with an amortized cost of $241.9 million as of March 31, 2010 were pledged to secure public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities as of March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$280	$280
Due after one year through five years	7,286	7,212
Due after five years through ten years	41,958	41,780
Due after ten years	36,660	28,574
Mortgage-backed securities	246,842	246,977

	$333,026	$324,823

There were no sales of available-for-sale securities during the three-month periods ended March 31, 2010 and 2009. In April 2010, the Corporation sold certain U.S Agency MBS with combined amortized cost and market values of $79.2 million and $80.7 million, respectively. The Corporation reinvested a portion of the proceeds into a like amount of U. S Agency MBS guaranteed by Government National Mortgage Association (“Ginnie Mae”). This repositioning is expected to reduce the duration of the portfolio and improve risk-based capital. In addition, the Corporation will realize a net gain of approximately $1.4 million. A portion of these securities had impairment losses of approximately $0.2 million, which management realized in the first quarter.

The following table summarizes the investment securities with unrealized losses as of March 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
	(Dollars in thousands)
Temporarily Impaired
U.S. Agency securities	$22,998	$318	$—	$—	$22,998	$318
Mortgage-backed securities:
U.S. Agency pass-through	13,955	201	239	8	14,194	209
U.S. Agency CMO	9,969	164	—	—	9,969	164
Private-label CMO	—	—	11,215	1,337	11,215	1,337

Total MBS	23,924	365	11,454	1,345	35,378	1,710
State, county and municipal securities	8,581	196	2,061	176	10,642	372
Corporate obligations:
Corporate debt	—	—	4,000	120	4,000	120
Single issue trust preferred securities	—	—	2,062	2,938	2,062	2,938

Total corporate obligations	—	—	6,062	3,058	6,062	3,058
Equity securities	—	—	358	205	358	205

Total temporarily impaired securities	55,503	879	19,935	4,784	75,438	5,663
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	—	3,017	1,621	3,017	1,621
Corporate obligations:
Pooled trust preferred securities	—	—	3,371	4,809	3,371	4,809

Total OTTI securities	—	—	6,388	6,430	6,388	6,430

Total temporarily and other-than-temporarily impaired	$55,503	$879	$26,323	$11,214	$81,826	$12,093

(1)	Unrealized losses are included in other comprehensive loss, net of unrealized gains and applicable income taxes.

     The following is a summary of the total count by category of investment securities with gross unrealized losses as of March 31, 2010:

	Less than	Greater Than
	12 Months	12 Months	Total
Temporarily Impaired
U.S. Agency securities	4	—	4
Mortgage-backed securities:
U.S. Agency pass-through	3	1	4
U.S. Agency CMO	1	—	1
Private-label CMO	—	7	7

Total MBS	4	8	12
State, county and municipal securities	24	7	31
Corporate obligations:
Corporate debt	—	3	3
Single issue trust preferred securities	—	1	1

Total corporate obligations	—	4	4
Equity securities	—	3	3

Total temporarily impaired securities	32	22	54
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	1	1
Corporate obligations:
Pooled trust preferred securities	—	4	4

Total OTTI securities	—	5	5

Total temporarily and other-than-temporarily impaired	32	27	59

Other-Than-Temporary Impairment (“OTTI”)
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
As of March 31, 2010, our securities portfolio consisted of 225 securities, 59 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label CMOs and trust preferred securities, as discussed below.
Mortgage-backed securities
As of March 31, 2010, approximately 94% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Ginnie Mae, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 10 private-label CMOs with a market value of $15.2 million, which had net unrealized losses of approximately $2.8 million as of March 31, 2010. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	(Loss) Gain
A1/NR	1	3.04	$(114)
Aaa/NR	1	3.76	(1)
NR/AAA	1	3.04	(154)
NR/AA	1	2.90	(313)
Baa2-/AA	1	N/A	(582)
B2-/NR	1	4.09	(116)
NR/BBB	1	2.62	(57)
Caa1-/CCC (2)	1	1.24	(1,621)
NR/C (2)	2	0.08 - 0.36	181

Total	10		$(2,777)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.

During the first quarter of 2010, the Corporation recognized an immaterial amount of OTTI on one of the private-label CMOs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. As of March 31, 2010, the fair values of the three private-label CMO securities with OTTI totaling $4.0 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 11 for additional disclosure). The following table provides additional information regarding these CMO valuations as of March 31, 2010 (Dollars in thousands):

		Discount						Year-to-Date
		Margin				Actual	OTTI
	Price	Basis		Cumulative	Average	60+ Days	Credit
Security	(%)	Points	Yield	Default	Security	Delinquent	Portion	Other	Total
CMO 1	18.45	1710	18%	58.33%	50%	9.30%	$ —	$ —	$ —
CMO 2	20.30	1608	17%	49.07%	45%	28.33%	—	—	—
CMO 4	60.34	1387	17%	27.16%	45%	15.82%	(21)	—	(21)

							$(21)	$ —	$(21)

During the first quarter of 2010, CMO 3, which had a nominal remaining amortized cost, was completely written off. The Corporation does not expect to recover any future cash flows.
As of March 31, 2010, management did not intend to sell these securities, nor was it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily impacted by changes in interest rates. This portfolio segment was not experiencing any credit problems as of March 31, 2010. We believe that all contractual cash flows will be received on this portfolio.
As of March 31, 2010, management did not intend to sell these securities, nor was it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.

Trust preferred securities
The Corporation’s investment portfolio includes four collateralized debt obligations (“CDO”) whose collateral are pooled trust preferred securities of various financial institutions. The Corporation also owns a single issuer’s trust preferred security. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
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
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO; specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume no recovery. For collateral that is deferring we assume a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit; a probability is assigned that the deferral will ultimately cure.
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

The following tables provide various information and fair value model assumptions regarding our CDOs as of March 31, 2010 (Dollars in thousands):

							Year-to-Date
						Other-than-temporary-impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd	Pooled	MEZ	$1,940	$902	$(1,038)	$—	$—	$—
MM Community Funding Ltd	Pooled	B	2,028	839	(1,189)	—	—	—
Preferred Term Securities V	Pooled	MEZ	1,209	403	(806)	(24)	—	(24)
Tpref Funding III Ltd	Pooled	B-2	3,027	1,227	(1,800)	—	—	—
Emigrant Capital Trust (1)	Single	Sole	5,000	2,062	(2,938)	—	—	—

			$13,204	$5,433	$(7,771)	$(24)	$—	$(24)

			Original Collateral -	Performing Collateral -
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination (2)
MM Caps Funding I Ltd	Ca	22	17%	18%	0%
MM Community Funding Ltd	Ca	8	21%	39%	0%
Preferred Term Securities V	Ba3	1	5%	44%	0%
Tpref Funding III Ltd	Ca	24	24%	28%	0%
Emigrant Capital Trust (1)	NR	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$43.04	Swap + 1700	9.48% Fixed
MM Community Funding Ltd	16.78	LIBOR + 1500	LIBOR + 310
Preferred Term Securities V	29.34	LIBOR + 1400	LIBOR + 210
Tpref Funding III Ltd	30.67	LIBOR + 1200	LIBOR + 190
Emigrant Capital Trust (1)	41.24	LIBOR + 1123	LIBOR + 200

(1)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 1123 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(2)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In April 2009, management received notification that interest payments related to New South Capital would be deferred for up to 20 quarters. In addition, New South Capital’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009. In December 2009, the banking subsidiary of New South Capital was closed by its regulator and placed into receivership.

In addition to the impact of interest rates, the estimated fair value of these CDOs have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.
As of March 31, 2010, management did not intend to sell these securities, nor is it more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered since the current financial condition of the Corporation, including liquidity and interest rate risk, will not require such action.
The following table provides a roll forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the period shown:

For the
Three Months Ended
March 31, 2010
(Dollars in thousands)
Balance at beginning of period	$8,869
Amounts related to credit losses for which an OTTI was not previously recognized	154
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	45
Reductions for securities where there is an intent to sell or requirement to sell	(154)
Reductions for increases in cash flows expected to be collected	(28)

Balance at end of period	$8,886

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”)
As of March 31, 2010, the Corporation had stock in FHLB Atlanta totaling $18.2 million (its par value), which is presented separately on the face of the statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
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
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. FHLB Atlanta reported net income of $283.5 million for 2009, a $29.7 million, or 11.7% increase from 2008. During the second quarter of 2009, FHLB Atlanta reinstated its dividend at a rate of 0.84%, 0.41% and 0.27%, for the second, third and fourth quarters of 2009, respectively, resulting in an annualized dividend rate of 0.38%. In addition, a decision was made by the Board of the FHLB Atlanta to retain a larger portion of earnings and significantly higher capital ratios than in previous years. On the basis of a review of the financial condition, cash flow, liquidity and asset quality indicators of the FHLB Atlanta as of the end of 2009, management has concluded that no impairment exists on the Corporation’s investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Corporation’s subsidiary, Superior Bank, through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that the Corporation’s investment will not be recoverable at par, the cost, and thus the investment was not impaired as of March 31, 2010.

Note 4 — Notes Payable
The following is a summary of notes payable as of March 31, 2010 (Dollars in thousands):

Note payable to bank, borrowed under $7,000,000 line of credit, due September 3, 2010; interest is based on Wall Street prime plus 1.25 but not less than 4.5%, secured by 100% of the outstanding Superior Bank stock	$7,000
Senior note guaranteed under the TLGP, due March 30, 2012, 2.625% fixed rate due semi-annually	40,000
Less: Discount, FDIC guarantee premium and other issuance costs	(968)

Total notes payable	$46,032

The Corporation has agreed to seek OTS approval before incurring any new debt or renewing any existing debt.
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
Interest Rate Swaps
The Corporation has entered into interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month London Interbank Offered Rate (“LIBOR”). As of March 31, 2010 and December 31, 2009, the Corporation had $0.7 million in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.
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

Fair Value Hedges
As of March 31, 2010 and December 31, 2009, the Corporation had $2.8 million in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. As of March 31, 2010 and December 31, 2009, the amount of CD swaps designated as hedging instruments had a recorded fair value of $0.3 million and $0.2 million, respectively, and a weighted average life of 2.4 years and 2.5 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.30% (LIBOR based).
Cash Flow Hedges
The Corporation has entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $22.0 million to hedge the variability in cash flows on $22.0 million of junior subordinated debentures. Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (1.59% as of March 31, 2010) and pays a weighted average fixed rate of 4.42%. As of March 31, 2010 and December 31, 2009, these interest rate swap agreements are recorded as liabilities in the amount of $0.9 million and $0.8 million, respectively.
Interest Rate Lock Commitments
In the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under FASB guidance and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $65.4 million and $41.0 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of the origination commitments was $(0.2) million and $(0.4) million as of March 31, 2010 and December 31, 2009, respectively.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding as of March 31, 2010 and December 31, 2009 are presented in the following table. The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other interest rate derivative contracts are estimated utilizing internal valuation models with observable market data inputs. The estimated fair values of these derivatives are included in the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table of Note 11 to the condensed consolidated financial statements.
..

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$260	$2,777	$228
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	22,000	(924)	22,000	(766)
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	723	68	723	59
Mortgage loan held for sale interest rate lock commitment	65,365	(177)	41,038	(370)
Commercial loan interest rate swap	3,740	347	3,766	323
Commercial loan interest rate swap	3,740	(347)	3,766	(323)

The weighted-average rates paid and received for interest rate swaps outstanding as of March 31, 2010 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received
Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	0.30%	4.70%
Cash flow hedge interest rate swaps on subordinated debentures	4.42	1.59
Non-hedging interest rate swap on commercial loan	6.73	6.73
Gains, Losses and Derivative Cash Flows
For fair value hedges, the changes in the fair value of both the derivative hedging instrument and the hedged item are included in noninterest income to the extent that such changes in fair value do not offset hedge ineffectiveness. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive loss, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in noninterest income. Net cash flows from the interest rate swap on subordinated debentures designated as a hedging instrument in an effective hedge of cash flows are included in interest expense on subordinated debentures. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other noninterest income.
Amounts included in the condensed consolidated statements of operations related to interest rate derivatives designated as hedges of fair value are as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest rate swap on brokered certificates of deposit:
Amount of gain included in interest expense on deposits	$30	$23
Amount of gain (loss) included in other noninterest income	1	(430)
Amounts included in the condensed consolidated statements of operations and in other comprehensive loss for the period related to interest rate derivatives designated as hedges of cash flows are as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest rate swap on subordinated debenture:
Net loss included in interest expense on subordinated debt	$(156)	$(55)
Amount of loss recognized in other comprehensive income	(99)	(29)
No ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the condensed consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedge included in accumulated other comprehensive income was $0.6 million as of March 31, 2010 and 2009.
Amounts included in the condensed consolidated statements of operations related to non-hedging interest rate swap on commercial loans were not significant during any of the reported periods. As stated above, the Corporation enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Corporation simultaneously enters into an offsetting derivative contract with a third party. The Corporation recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Corporation acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.

Gain (loss) included in noninterest income in the condensed consolidated statements of operations related to non-hedging derivative instruments are as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Non-hedging interest rate derivatives:
Brokered certificates of deposit interest rate swap	$16	$(45)
Mortgage loan held for sale interest rate lock commitment	193	276
Commercial loan interest rate swap	—	—
Counterparty Credit Risk
Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Corporation’s Asset/Liability Management Committee. The Corporation’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with any of the Corporation’s derivative contracts.
The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts was approximately $3.2 million as of March 31, 2010.

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
The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the Corporation’s Form 10K for the year ended December 31, 2009. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
	(Dollars in thousands)
Three Months Ended March 31, 2010
Net interest income	$10,148	$10,727	$20,875	$2,630	$23,505
Provision for loan losses	973	7,218	8,191	936	9,127
Noninterest income	1,964	452	2,416	3,796	6,212
Noninterest expense	8,741	6,956	15,697	14,112	29,809

Operating profit (loss)	$2,398	$(2,995)	$(597)	$(8,622)	(9,219)

Income tax benefit					(3,479)

Net loss					$(5,740)

Total assets	$1,056,322	$1,283,070	$2,339,392	$1,004,965	$3,344,357

Three Months Ended March 31, 2009
Net interest income	$8,060	$9,071	$17,131	$4,197	$21,328
Provision for loan losses	1,612	1,478	3,090	362	3,452
Noninterest income	2,071	515	2,586	(2,821)	(235)
Noninterest expense	8,312	5,736	14,048	10,015	24,063

Operating profit (loss)	$207	$2,372	$2,579	$(9,001)	$(6,422)

Income tax benefit					(2,848)

Net loss					$(3,574)

Total assets	$1,096,855	$1,147,653	$2,244,508	$884,961	$3,129,469

Note 7 —Net Loss per Common Share
The following table sets forth the computation of basic net loss per common share and diluted net loss per common share (Dollars in thousands, except per share amounts):

	For the
	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss	$(5,740)	$(3,574)
Less preferred stock dividends and amortization	—	1,143

For basic and diluted, net loss applicable to common stockholders	$(5,740)	$(4,717)

Denominator:
For basic, weighted average common shares outstanding	11,645	10,053
Effect of dilutive stock options	—	—

Average common shares outstanding, assuming dilution	11,645	10,053

Basic net loss per common share	$(0.49)	$(0.47)

Diluted net loss per common share	$(0.49)	$(0.47)

Basic net loss per common share is calculated by dividing net loss, less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net loss per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Common stock equivalents of 463,871 and 86,663 were not included in computing diluted net loss per share for the three-month periods ended March 31, 2010 and 2009, respectively, as they were considered anti-dilutive.
Note 8 — Comprehensive Loss
Total comprehensive loss was $4.7 million and $5.2 million for the three-month periods ended March 31, 2010 and 2009, respectively. Total comprehensive loss consists of net loss and other comprehensive loss. The components of other comprehensive loss for the three-month periods ending March 31, 2010 and 2009 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)
Three Months Ended March 31, 2010
Unrealized gain on available-for-sale securities	$1,540	$(570)	$970
Reclassification adjustment for losses realized in net loss	198	(73)	125
Unrealized loss on derivatives	(158)	59	(99)

Net unrealized gain	$1,580	$(584)	$996

Three Months Ended March 31, 2009
Unrealized loss on available-for-sale securities	$(8,394)	$3,105	$(5,289)
Reclassification adjustment for losses realized in net loss	5,845	(2,163)	3,682
Unrealized loss on derivatives	(29)	11	(18)

Net unrealized loss	$(2,578)	$953	$(1,625)

Note 9 — Income Taxes
The Corporation recognized an income tax benefit of $3.5 million for the first quarter of 2010 compared to $2.8 million for the first quarter of 2009. The difference between the effective tax rates in 2010 and 2009 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% was primarily due to certain tax-exempt income from investments and income reported from insurance policies.

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
The recognition of deferred tax assets (“DTA”) is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the DTA. Although realization is not assured, management believes that the realization of the net DTA is more likely than not. A complete discussion of management’s assessment of the realizability of the Corporation’s DTA is included in the 2009 Annual Report on Form 10-K under the heading “Critical Accounting Estimates,” of Management’s Discussion and Analysis and in Note 14 to the 2009 consolidated financial statements. There have been no significant changes to the Corporation’s DTA during the first quarter of 2010, or management’s assessment or conclusions regarding its realizability that need to be addressed in this Quarterly Report on Form 10-Q.
Note 10 — Stock Incentive Plan
In April 2010, the Corporation’s stockholders approved the Superior Bancorp 2010 Incentive Compensation Plan (the “2010 Plan”) which succeeded the 2008 Plan. The purpose of the 2010 Plan is to provide additional incentive for the Corporation’s directors and key employees to further the growth, development and financial success of the Corporation and its subsidiaries by personally benefiting through the ownership of the Corporation’s common stock, or other rights which recognize such growth, development and financial success. The Corporation’s Board also believes the 2010 Plan will enable it to obtain and retain the services of directors and employees who are considered essential to its long-range success by offering them an opportunity to own stock and other rights that reflect the Corporation’s financial success. The maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the 2010 Plan is 1,500,000 shares plus an annual addition of shares on January 1 of each year equal to two percent of the number of shares of the Corporation’s outstanding common stock at that time.
During the first quarter of 2005, the Corporation granted 422,734 options to the new management team. These options have exercise prices ranging from $32.68 to $38.52 per share and were granted outside of the stock incentive plan as part of the inducement package for new management. These shares are included in the tables below.
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the three-month periods ended March 31:

	2010	2009
Risk-free interest rate	2.57%	NA
Volatility factor	55.79	NA
Expected term (in years)	5.00	NA
Dividend yield	0.00	NA

A summary of stock option activity as of March 31, 2010 and changes during the three months ended is shown below (Dollars in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
For the Three Months Ended March 31, 2010	Number	Price	Term	Value
Under option, beginning of period	925,647	$26.85
Granted	5,000	3.44
Exercised	—	—
Forfeited	(10,744)	5.82

Under option, end of period	919,903	$26.97	5.64	$37

Exercisable at end of period	625,153	$31.76	2.92	$—

Weighted-average fair value per option of options granted during the period	$3.44

As of March 31, 2010, there was $0.3 million of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 30 months unless the shares vest earlier based on achievement of benchmark trading price levels. During the three months ended March 31, 2010 and 2009, the Corporation recognized approximately $0.1 million and $0.1 million, respectively, in compensation expense related to options granted.
Note 11 — Fair Value Measurements
In accordance with FASB guidance, the Corporation measures fair value at the price that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Corporation prioritizes the assumptions that market participants would use in pricing the asset or liability (“inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the Corporation’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset as of March 31, 2010:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010	(Dollars in thousands)
Investment securities available-for-sale
U.S. Agency securities	$36,880	$—	$36,880	$—
Mortgage-backed securities (“MBS”):
U.S. Agency MBS pass-through	179,453	—	179,453	—
U.S. Agency CMO	52,328	—	52,328	—
Private-label CMO	15,196	—	8,302	6,894

Total MBS	246,977	—	240,083	6,894
State, county and municipal securities	31,175	—	29,517	1,658
Corporate obligations:
Corporate debt	4,000	—	4,000	—
Pooled trust preferred securities	3,371	—	—	3,371
Single issue trust preferred securities	2,062	—	—	2,062

Total corporate obligations	9,433	—	4,000	5,433
Equity securities	358	358	—	—

Total investment securities available-for-sale	324,823	358	310,480	13,985
Derivative assets	675	—	675	—

Total recurring basis measured assets	$325,498	$358	$311,155	$13,985

Derivative liabilities	$1,448	$—	$1,448	$—

Total recurring basis measured liabilities	$1,448	$—	$1,448	$—

The table below presents the Corporation’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset as of December 31, 2009:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2009	(Dollars in thousands)
Investment securities available-for-sale
U.S. Agency securities	$53,681	$—	$53,681	$—
Mortgage-backed securities (“MBS”):
U.S. Agency pass-through	163,724	—	163,724	—
U.S. Agency CMO	12,759	—	12,759	—
Private-label CMO	16,191	—	8,771	7,420

Total MBS	192,674	—	185,254	7,420
State, county and municipal securities	31,462	—	29,733	1,729
Corporate obligations:
Corporate debt	4,000	—	4,000	—
Pooled trust preferred securities	3,203	—	—	3,203
Single issue trust preferred securities	977	—	—	977

Total corporate obligations	8,180	—	4,000	4,180
Equity securities	313	313	—	—

Total investment securities available-for-sale	286,310	313	272,668	13,329
Derivative assets	610	—	610	—

Total recurring basis measured assets	$286,920	$313	$273,278	$13,329

Derivative liabilities	$1,459	$—	$1,459	$—

Total recurring basis measured liabilities	$1,459	$—	$1,459	$—

Valuation Techniques — Recurring Basis
Securities Available-for-Sale
When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include a single issue trust preferred security and CDOs backed by pooled trust preferred securities and certain private-label mortgage-backed securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings (see Note 3 – Trust Preferred Securities). As of March 31, 2010, the fair values of five private-label mortgage-backed securities totaling $6.9 million were measured using Level 3 inputs because the market has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (see Note 3 – Mortgage-backed Securities).

Derivative financial instruments
Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by leading third-party financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.
Changes in Level 3 fair value measurements
The tables below include a roll-forward of the condensed consolidated statement of financial condition amounts for the periods indicated, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:
Level 3 Assets Measured at Fair Value on a Recurring Basis

	Available-for-Sale Securities
	March 31,
	2010	2009
	(Dollars in thousands)
Balance at January 1	$13,329	$18,497
Transfer into level 3 category during the year	—	—
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(45)	(5,845)
Included in other comprehensive loss	1,389	(4,175)
Other changes due to principal payments	(688)	(25)

Balance at March 31	$13,985	$8,452

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at March 31	$(45)	$(5,845)

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset for the periods indicated:

		Quoted Prices
		in
		Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
March 31, 2010
Mortgage loans held for sale	$54,367	$—	$54,367	$—
Impaired loans, net of specific allowance	143,653	—	—	143,653
Other foreclosed real estate	46,679	—	—	46,679
Other real estate held for sale	3,342	—	—	3,342

Total nonrecurring basis measured assets	$248,041	$—	$54,367	$193,674

December 31, 2009
Mortgage loans held for sale	$71,879	$—	$71,879	$—
Impaired loans, net of specific allowance	155,545	—	—	155,545
Other foreclosed real estate	41,618	—	—	41,618
Other real estate held for sale	3,349	—	—	3,349

Total nonrecurring basis measured assets	$272,391	$—	$71,879	$200,512

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held for Sale
Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.
Impaired Loans
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

Other Foreclosed Real Estate
Other real estate, acquired through partial or total satisfaction of loans, is carried at fair value less estimated selling expenses. At the date of acquisition, any difference between the fair value and book value of the asset is charged to the allowance for loan losses. The value of other foreclosed real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by the Corporation. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Other Real Estate Held for Sale
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
Tax lien certificates
The carrying amount of tax lien certificates approximates their fair value.
Net loans
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
Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances from the FHLB Atlanta to a schedule of aggregated expected monthly maturities on time deposits.
Advances from FHLB Atlanta
The fair values of the FHLB Atlanta advances were based on pricing supplied by the FHLB Atlanta.
Federal funds borrowed and security repurchase agreements
The carrying amount of federal funds borrowed and security repurchase agreements approximate their fair values.
Notes payable
The carrying amount of notes payable approximates their fair values.

Subordinated debentures
Rates currently available in the market for preferred offerings with similar terms and maturities are used to estimate fair value.
Limitations
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
The estimated fair values of the Corporation’s financial instruments for the periods indicated are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$50,529	$50,529	$74,020	$74,020
Interest-bearing deposits in other banks	113,531	113,531	23,714	23,714
Federal funds sold	2,129	2,129	2,036	2,036
Securities available for sale	324,823	324,823	286,310	286,310
Tax lien certificates	15,832	15,832	19,292	19,292
Mortgage loans held for sale	54,367	54,367	71,879	71,879
Net loans	2,462,275	2,462,166	2,430,813	2,440,026
Stock in FHLB	18,212	18,212	18,212	18,212
Accrued interest receivable	50,616	50,616	50,142	50,142
Derivative assets	675	675	610	610
Financial liabilities:
Deposits	2,753,378	2,768,140	2,656,573	2,671,504
Advances from FHLB	218,323	232,869	218,322	233,028
Security repurchase agreements	1,201	1,201	841	841
Note payable	46,032	47,191	45,917	45,917
Subordinated debentures	84,413	59,207	84,170	51,609
Derivative liabilities	1,448	1,448	1,459	1,459
Note 12 — Stockholders’ Equity
On January 15, 2010, the Corporation entered into an agreement with Cambridge Savings Bank (“Cambridge”) pursuant to which Cambridge will exchange $3.5 million of trust preferred securities issued by the Corporation’s wholly owned unconsolidated subsidiary, Superior Capital Trust I, for shares of the Corporation’s common stock. The number of shares of common stock to be issued to Cambridge will equal 77% of the face value of the trust preferred securities divided by a weighted average of the sales prices of newly issued shares of the Corporation’s common stock sold between the date of the agreement and the closing of the exchange or, if lower, the weighted average of the sales prices of such stock within forty-eight hours prior to the closing of the exchange. The consummation of the transaction is conditioned upon selling at least $75 million of the Corporation’s common stock either for cash or in exchange for trust preferred securities or debt, obtaining consent of the Corporation’s stockholders if required by NASDAQ, and other customary closing conditions.
On January 20, 2010, the Corporation entered into an agreement with KBW, Inc. (“KBW”) pursuant to which KBW will exchange $4.0 million of trust preferred securities issued by the Corporation’s wholly owned unconsolidated subsidiary, Superior Capital Trust I, for shares of the Corporation’s common stock. The number of shares of common stock to be issued to KBW will equal 50% of the face value of the trust preferred securities divided by the greater of the following prices of the Corporation’s common stock during the ten trading days prior to the closing of the exchange: (1) the average of the closing prices or (2) 90% of the volume weighted average price. The consummation of the transaction is conditioned upon obtaining consent of the Corporation’s stockholders if required by NASDAQ, and other customary closing conditions.

Neither the Corporation nor its affiliates have any material relationship with Cambridge other than in respect of the exchange agreement. Neither the Corporation nor its affiliates have any material relationship with KBW except that the Corporation has engaged an affiliate of KBW to assist it in formulating and implementing strategies to strengthen its capital position.
The Corporation expects to record a net after-tax gain of $1.8 million upon exchange of the trust preferred securities. The ultimate effect of the transactions will be to increase stockholders’ equity by approximately $6.5 million, consisting of both the increase in equity upon recording gains on retirement of the securities, and the value of the newly issued shares.
On May 6, 2010, the Corporation entered into an agreement to issue $10 million of its Series B Cumulative Convertible Preferred Stock (the “Preferred Stock”) for cash consideration equal to $10 million. There are no underwriting discounts or commissions in connection with the transaction. The Corporation anticipates issuing up to $25 million of Preferred Stock in the aggregate. The Preferred Stock is mandatorily convertible upon the earlier of December 15, 2010 or the completion of additional capital financing by the Corporation, but is not voluntarily convertible by the holder prior to such time. If the Preferred Stock converts in conjunction with the consummation of additional capital financing, the conversion rate will be the lower of $2.89 or 83% of the offering price of the additional financing. If the Preferred Stock converts on December 15, 2010, the conversion rate will be the lower of $2.89 or 83% of the 10-day volume-weighted trailing average of closing prices of the Corporation’s common stock.
The Corporation will issue to the purchasers of the Preferred Stock five-year warrants to purchase approximately 1.8 million shares in the aggregate of the Corporation’s common stock at an exercise price of $3.50 per share. The Corporation also anticipates issuing similar warrants to purchase up to an additional 2.5 million shares of common stock at an exercise price of $3.00 per share to the purchasers of subordinated debt of the Corporation’s subsidiary, Superior Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our March 31, 2010 condensed consolidated financial condition and results of operations for the three month periods ended March 31, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Developments
In January 2010, we announced agreements to exchange $7.5 million of our then-currently outstanding non-pooled trust preferred securities for newly issued common stock, which should result in the creation of $6.5 million additional common equity, and a projected gain of $0.15 per common share.
Also, on May 6, 2010, we entered into an agreement to issue $10 million of our Preferred Stock for cash consideration equal to $10 million. See Note 12 to the condensed consolidated financial statements.
Overview
Our principal subsidiary is Superior Bank, a federal savings bank. Superior Bank has principal offices in Birmingham, Alabama and Tampa, Florida, and operates 73 banking offices in Alabama (45) and Florida (28). Superior Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in northern Alabama, doing business as 1st Community Credit and Superior Financial Services. We had assets of approximately $3.344 billion, loans of approximately $2.505 billion, deposits of approximately $2.753 billion and stockholders’ equity of approximately $187.2 million as of March 31, 2010. Total assets increased 3.8% compared to $3.222 billion as of December 31, 2009. Loans increased 1.3% compared to $2.473 billion as of December 31, 2009. Total deposits increased 3.6% from $2.657 billion as of December 31, 2009. Our primary source of revenue is net interest income, which is determined by calculating the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by credit cost, including the provision for loan losses, losses and other costs on foreclosed properties (“foreclosure losses”) and other noninterest expenses, such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue, such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence.
Net interest income decreased to $23.5 million during the three months ended March 31, 2010 from $24.6 million for the three months ended December 31, 2009 and increased from the $21.3 million for the three months ended March 31, 2009. The net interest margin was 3.19% for the three months ended March 31, 2010 compared to 3.42% for the three months ended December 31, 2009 and 3.12% for the three months ended March 31, 2009. In prior periods, payments on our preferred stock were treated as dividends, but effective with the conversion of that preferred stock to trust preferred securities in December, 2009, payments on that security are treated as interest expense. This had an effect on the reported net interest margin for the quarter of 0.22%. The effect on net interest margin of loans being placed on non-accrual status approximated 0.05% for the three months ended March 31, 2010. Including both foregone interest and the reversal of interest accrued during the year on those loans, the effect on net interest margin was 0.39%. Additionally, the net interest margin was impacted by our decision to maintain higher levels of very short-term investments for liquidity purposes. These investments, which averaged $90.5 million for the quarter, had an average yield of 0.40%, which led to a decline in the yield on earning assets.

We incurred a net loss for the three months ended March 31, 2010 of $5.7 million compared to $3.6 million in the three months ended March 31, 2009. Included in the current quarters’ net loss was an increase in credit-related costs (i.e. provisions for loan loss, other real estate owned (“OREO”) expense, collection costs, etc.) of $7.7 million. However, this increase was partially offset by a $5.6 million decline in other-than-temporary impairments (“OTTI”) associated with investments in trust preferred securities issued by others and certain private-label mortgage-backed securities in our investment portfolio.
Our loans, net of unearned income, were $2.505 billion as of March 31, 2010, an increase of 1.3%, or $32.8 million, from $2.473 billion as of December 31, 2009. As of March 31, 2010, we had an increase in balances outstanding in certain categories of loans, primarily commercial construction lending, which increased $12.9 million to $391.9 million. The majority of this increase related to advances on existing loans for construction of income producing properties such as retail shopping centers, hospitality and student housing. Residential construction lending increased slightly by approximately $0.5 million to $301.9 million. Other categories of commercial real estate lending were up approximately $20.2 million, related principally to increases in income producing properties such as assisted living facilities and the reclassification of loans to the hospitality industry that were formerly under construction. In addition, 1-4 family residential mortgages grew approximately $12.6 million from December 31, 2009. Our stance on new credit will continue to remain cautious, with loan totals likely remaining flat to growing slowly. This is also consistent with our stance on capital preservation in the near term, as we seek to maintain the highest capital ratios possible in this uncertain environment.
Our non-performing loans increased to $178.0 million, or 7.10% of loans as of March 31, 2010, from $159.6 million, or 6.45% of loans as of December 31, 2009. The overall increase in nonperforming assets was primarily related to real estate construction and commercial real estate mortgage loan portfolios. Loans in the 30-89 days past due category increased to 1.88% of total loans as of March 31, 2010 from 1.84% of total loans as of December 31, 2009. Non-performing assets were 6.73% of total assets as of March 31, 2010 compared to 6.26% as of December 31, 2009.
Our annualized ratio of net charged-off loans to average loans increased to 1.27% for the three months ended March 31, 2010 compared to 1.03% for the three months ended December 31, 2009. Of the $7.8 million net charge-offs, for the three months ended March 31, 2010, Superior Bank’s net charge-offs were $7.3 million, or 0.29% of consolidated average loans, and our two consumer finance companies’ net charge-offs were $0.5 million, or 0.02% of consolidated average loans.
Our provision for loan losses was approximately $9.1 million for the three months ended March 31, 2010, increasing the allowance for loan losses to 1.72% of net loans, or $43.2 million, as of March 31, 2010, compared to 1.69% of net loans, or $41.9 million, as of December 31, 2009.
Our loan loss provision was well above those in previous years, with a provision of $9.1 million for the three months ended March 31, 2010, compared to $13.9 million for the fourth quarter of 2009 and $3.5 million for the first quarter of 2009, and an increase in the allowance for loan losses of $1.3 million to $43.2 million as of March 31, 2010. In addition, our losses and expenses on OREO were $2.6 million during the three months ended March 31, 2010, which was a significant increase from the $0.6 million recorded in the three months ended March 31, 2009, reflecting dispositions of several foreclosed properties.
Liquidity and Capital
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $66.4 million, or 66.6%, to $166.2 million as of March 31, 2010 from $99.8 million as of December 31, 2009. As of March 31, 2010, short-term liquid assets were 5.0% of total assets, compared to 3.1% as of December 31, 2009. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans and federal funds sold. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs.

Superior Bank continues to be well-capitalized under regulatory guidelines, with a total risk-based capital ratio of 10.11%, a Tier I core capital ratio of 7.18% and a Tier I risk-based capital ratio of 8.91% as of March 31, 2010. Superior Bank’s tangible common equity ratio was 7.61% as of March 31, 2010.
Our consolidated total risk based capital ratio was 10.63% and our tangible common equity ratio was 4.89% as of March 31, 2010. While we have always been “well-capitalized,” we believe that the uncertain economic environment in which we find ourselves warrants taking advantage of every opportunity to strengthen our capital base, including common equity offerings. Our goal is to build a capital base that is unassailable, and places us in the position of being able to be a leader in the recovery of the economy in both of our key markets – Florida and Alabama, and toward that end, we have several initiatives underway to increase capital.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements for other recent accounting pronouncements that are not expected to have a significant effect on our financial condition, results of operations or cash flows.
Results of Operations
We reported a net loss of $5.7 million for the three months ended March 31, 2010, primarily the result of increases in the provision for loan losses of $5.7 million, foreclosure losses of $2.0 million, and salaries and benefits of $1.9 million. These expense increases were offset by a decrease in OTTI of $5.6 million and an increase in net interest income of $2.2 million. Changes in other components of our operations are discussed in the various sections that follow. The following table presents key data for the periods indicated:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Net loss	$(5,740)	$(3,574)
Net loss applicable to common shareholders	(5,740)	(4,717)
Net loss per common share (diluted)	(0.49)	(0.47)
Net interest margin	3.19%	3.12%
Net interest spread	3.06	2.91
Return on average assets	(0.71)	(0.46)
Return on average stockholders’ equity	(12.14)	(5.64)
Common book value per share	$15.27	$17.18

The following table depicts, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended March 31,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$2,538,559	$36,342	5.81%	$2,392,145	$34,952	5.93%
Investment securities
Taxable	253,784	2,911	4.65	301,973	4,009	5.38
Tax-exempt (2)	30,267	473	6.34	40,280	649	6.53

Total investment securities	284,051	3,384	4.83	342,253	4,658	5.52
Federal funds sold	2,212	1	0.18	7,240	5	0.28
Other investments	128,139	372	1.18	57,751	362	2.54

Total interest-earning assets	2,952,961	40,099	5.51	2,799,389	39,977	5.79
Noninterest-earning assets:
Cash and due from banks	73,857			70,192
Premises and equipment	102,910			105,079
Accrued interest and other assets	184,704			153,517
Allowance for loan losses	(41,809)			(29,123)

Total assets	$3,272,623			$3,099,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$665,268	$2,054	1.25%	$641,529	$2,195	1.39%
Savings deposits	297,552	973	1.33	199,161	921	1.88
Time deposits	1,482,018	8,498	2.33	1,359,453	11,777	3.51
Other borrowings	268,973	2,522	3.80	333,376	2,342	2.85
Subordinated debentures (2)	84,255	2,830	13.62	60,852	1,193	7.95

Total interest-bearing liabilities	$2,798,066	16,877	2.45	$2,594,371	18,428	2.88
Noninterest-bearing liabilities:
Demand deposits	262,139			231,547
Accrued interest and other liabilities	20,722			21,547

Total liabilities	3,080,927			2,847,465
Stockholders’ equity	191,696			251,589

Total liabilities and stockholders’ equity	$3,272,623			$3,099,054

Net interest income/net interest spread		23,222	3.06%		21,549	2.91%

Net yield on earning assets			3.19%			3.12%

Taxable equivalent adjustment (2):
Investment securities		(161)			(221)
Interest expense on subordinated debentures		444			—

Net interest income		$23,505			$21,328

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income/expense and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
		First Quarter
	2010 vs. 2009
	Average	Income/	Yield/
	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$146,414	$1,390	(0.12)%
Investment securities
Taxable	(48,189)	(1,098)	(0.73)
Tax-exempt	(10,013)	(176)	(0.19)

Total investment securities	(58,202)	(1,274)	(0.69)
Federal funds sold	(5,028)	(4)	(0.10)
Other investments	70,388	10	(1.36)

Total interest-earning assets	$153,572	122	(0.28)

Interest-bearing liabilities:
Demand deposits	$23,739	$(141)	(0.14)%
Savings deposits	98,391	52	(0.55)
Time deposits	122,565	(3,279)	(1.18)
Other borrowings	(64,403)	180	0.95
Subordinated debentures	23,403	1,637	5.67

Total interest-bearing liabilities	$203,695	(1,551)	(0.43)

Net interest income/net interest spread		1,673	0.15%

Net yield on earning assets			0.07%

Taxable equivalent adjustment:
Investment securities		60
Interest expense on subordinated debentures		444

Net interest income		$2,177

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods indicated:

	Three Months Ended March 31,
	2010 vs. 2009 (1)
	Increase	Changes Due To
	(Decrease)	Rate	Volume
	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,390	$(718)	$2,108
Interest on securities:
Taxable	(1,098)	(505)	(593)
Tax-exempt	(176)	(18)	(158)
Interest on federal funds	(4)	(1)	(3)
Interest on other investments	10	(266)	276

Total interest income	122	(1,508)	1,630
Expense from interest-bearing liabilities:
Interest on demand deposits	(141)	(104)	(37)
Interest on savings deposits	52	(320)	372
Interest on time deposits	(3,279)	(4,258)	979
Interest on other borrowings	180	687	(507)
Interest on subordinated debentures	1,637	1,064	573

Total interest expense	(1,551)	(2,931)	1,380

Net interest income	$1,673	$1,423	$250

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income (loss)
Noninterest income increased $6.4 million to $6.2 million for the first quarter of 2010 from a noninterest loss of $0.2 million in the first quarter of 2009. The increase was primarily due to a reduction in OTTI of $5.6 million and an increase in income related to the change in the fair value of derivatives. See “Financial Condition – Investment Securities” for additional discussion. The components of noninterest income for the periods indicated consisted of the following:

	Three Months Ended March 31,
	2010	2009	%Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,216	$2,387	(7.16)%
Mortgage banking income	2,010	1,691	18.86
Investment securities losses	(198)	(5,845)	(96.61)
Change in fair value of derivatives	210	(199)	NCM
Increase in cash surrender value of life insurance	568	515	10.29
Other noninterest income	1,406	1,216	15.63

Total	$6,212	$(235)	NCM %

NCM — not considered meaningful.

Noninterest expenses
Noninterest expenses increased $5.7 million, or 23.9%, to $29.8 million for the first quarter of 2010 from $24.1 million for the first quarter of 2009. This increase was primarily due to increased foreclosure losses, salaries and employee benefits and FDIC assessments. Our foreclosure losses relate to various costs incurred to acquire, maintain and dispose of other real estate acquired through foreclosure. These costs are directly related to the volume of foreclosures, which have increased due to the negative credit cycle. These costs could increase in future periods, depending on the duration of the credit cycle, and have a material impact on our operating expenses. The increase in salaries and employee benefits was primarily related to the expansion of our mortgage operations. Noninterest expenses included the following for the periods indicated:

	Three Months Ended March 31,
	2010	2009	%Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$14,200	$12,309	15.36%
Occupancy, furniture and equipment expense	4,763	4,416	7.86
Amortization of core deposit intangibles	870	985	(11.68)
FDIC assessments	1,380	457	NCM
Foreclosure losses	2,577	569	NCM
Professional fees	1,380	765	80.39
Insurance expense	739	1,067	(30.74)
Postage, stationery and supplies	720	727	(0.96)
Communications expense	655	802	(18.33)
Advertising expense	672	551	21.96
Other operating expense	1,853	1,415	30.95

Total	$29,809	$24,063	23.88%

NCM — not considered meaningful.
Income tax
We recognized an income tax benefit of $3.5 million for the first quarter of 2010 compared to $2.8 million for the first quarter of 2009. The difference between the effective tax rates in 2010 and 2009 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% is primarily due to certain tax-exempt income from investments and income reported from insurance policies.
Our deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.
The recognition of our deferred tax assets (“DTA”) is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the DTA. Although realization is not assured, we believe that the realization of our net DTA is more likely than not. A complete discussion of management’s assessment of the realizability of our DTA is included in our 2009 Annual Report on Form 10-K under the heading “Critical Accounting Estimates”, of Management’s Discussion and Analysis and in Note 14 to the 2009 consolidated financial statements. There have been no significant changes to our DTA during the first quarter of 2010, or management’s assessment or conclusions regarding its realizability that need to be addressed in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Loan Charge-offs
The provision for loan losses was $9.1 million for the first quarter of 2010 compared to $3.5 million for the first quarter of 2009 and $13.9 million in the fourth quarter of 2009. During the first quarter of 2010, we had net charged-off loans totaling $7.8 million compared to net charged-off loans of $2.4 million and $6.4 million in the first and fourth quarters of 2009, respectively. The annualized ratio of net charged-off loans to average loans was 1.27% for the three-month period ended March 31, 2010, compared to 0.42% for the three-month period ended March 31, 2009 and 0.65% for the year ended December 31, 2009. The allowance for loan losses was $43.2 million, or 1.72% of loans, net of unearned income, as of March 31, 2010, compared to $29.9 million, or 1.27%, and $41.9 million, or 1.69%, as of March 31, 2009 and December 31, 2009, respectively.
The following table shows the quarterly provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio for the periods indicated:

	For The Three Months Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Beginning allowance for loan losses	$41,884	$28,850	$34,336
Provision for loan losses	9,127	3,452	13,947
Total charge-offs	8,087	2,809	6,793
Total recoveries	(266)	(378)	(394)

Net charge-offs	7,821	2,431	6,399

Ending allowance for loan losses	$43,190	$29,871	$41,884

Total loans, net of unearned income	$2,505,465	$2,359,299	$2,472,697

Allowance for loan losses to total loans, net of unearned income	1.72%	1.27%	1.69%

See “Financial Condition — Allowance for Loan Losses” for additional discussion
Results of Segment Operations
We have two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. Please see Note 6 — Segment Reporting in the accompanying notes to consolidated financial statements included elsewhere in this report for additional disclosure regarding our segment reporting. Operating profit (loss) by segment is presented below for the periods indicated:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Alabama region	$2,398	$207
Florida region	(2,995)	2,372
Administrative and other	(8,622)	(9,001)
Income tax benefit	(3,479)	(2,848)

Consolidated net loss	$(5,740)	$(3,574)

Alabama Region
Operating income was $2.4 million for the first quarter of 2010 compared to $0.2 million for the first quarter of 2009, primarily due to an increase in net interest income.
Net interest income for the three-month periods ending March 31, 2010 increased $2.1 million, or 25.9%, compared to the three-month period ending March 31, 2009. The increase was the result of a decrease in the average cost of interest-bearing liabilities and a slight increase in the yield on earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three-month period ending March 31, 2010 decreased $0.6 million, or 39.6%, compared to the three-month period ending March 31, 2009. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three-month period ending March 31, 2010 decreased $0.1 million, or 5.2%, compared to the three-month period ending March 31, 2009, primarily to a decline in service charges. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three-month period ending March 31, 2010 increased $0.4 million, or 5.2%, compared to the three-month period ending March 31, 2009. This was primarily the result of an increase in the costs of foreclosed assets and was partially offset by a decline in salaries. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.
Florida Region
The Florida segment experienced an operating loss of $3.0 million for the three-month period ending March 31, 2010 compared to operating income of $2.4 million for the three-month period ending March 31, 2009. The decrease in profits was primarily the result of an increase in the provision for loan losses and an increase in noninterest expense.
Net interest income for the three-month period ending March 31, 2010 increased $1.7 million, or 18.3%, compared to the three-month period ending March 31, 2009. The increase in margin was primarily related to a decrease in the average cost of interest-bearing liabilities and an increase in the volume of interest-earning assets. See the analysis of net interest income included in the section captioned “Net Interest Income” included elsewhere in this discussion.
The provision for loan losses for the three-month period ending March 31, 2010 increased $5.7 million compared to the three-month period ending March 31, 2009. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” included elsewhere in this discussion.
Noninterest income for the three-month period ending March 31, 2010 decreased approximately $0.1 million, or 12.2%, compared to the three-month period ending March 31, 2009, primarily due to a decline in service charges. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three-month period ending March 31, 2010 increased $1.2 million, or 21.3%, compared to the three-month period ending March 31, 2009, primarily as a result of an increase in the costs of foreclosed assets and salaries. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.
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
As of March 31, 2010 and December 31, 2009, we had $207.7 million, or 36.2%, and $213.8 million, or 49.0%, respectively, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 11 to the consolidated financial statements, available-for-sale securities with a carrying value of $14.0 million and $13.3 million, as of March 31, 2010 and December 31, 2009, respectively, were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities and collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities and a single issuer’s trust preferred security. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008, and that six private-label mortgage-backed securities be transferred during the second and third quarters of 2009.
Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings (See “Financial Condition — Investment Securities” below for additional discussion). As of March 31, 2010 the fair values of five private-label mortgage-backed securities totaling $6.9 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See “Financial Condition – Investment Securities – Mortgage-backed securities”). The remaining Level 3 assets totaling $193.7 million include loans which have been impaired, foreclosed other real estate and other real estate held for sale, which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is based primarily on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. See Note 11 to the condensed consolidated financial statements for additional disclosures regarding fair value measurements.
Financial Condition
Total assets were $3.334 billion as of March 31, 2010, an increase of $122.5 million, or 3.8%, from $3.222 billion as of December 31, 2009. Average total assets for the first quarter of 2010 were $3.273 billion, which were funded by average total liabilities of $3.081 billion and average total stockholders’ equity of $191.7 million.
Short-term liquid assets
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $66.4 million, or 66.6%, to $166.2 million as of March 31, 2010 from $99.8 million as of December 31, 2009. As of March 31, 2010, short-term liquid assets were 5.0% of total assets, compared to 3.1% as of December 31, 2009. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” for additional discussion.
Investment Securities
Total investment securities increased $38.5 million, or 13.5%, to $324.8 million as of March 31, 2010, from $286.3 million as of December 31, 2009. Average investment securities were $284.1 million and $342.3 million for the three-month periods ended March 31, 2010 and 2009, respectively. Investment securities were 10.7% of interest-earning assets as of March 31, 2010 compared to 10.0% as of December 31, 2009. The investment portfolio produced an average taxable equivalent yield of 4.83% and 5.52% for the three-month periods ended March 31, 2010 and 2009, respectively.
There were no sales of available-for-sale securities during the three-month periods ended March 31, 2010 and 2009. In April 2010, we sold certain U.S Agency MBS with combined amortized cost and market values of $79.2 million and $80.7 million, respectively. We reinvested a portion of the proceeds into a like amount of U. S Agency MBS guaranteed by the Government National Mortgage Association (“Ginnie Mae”). This repositioning is expected to reduce the duration of the portfolio and improve risk-based capital. In addition, we will realize a net gain of approximately $1.4 million. A portion of these securities had impairment losses of approximately $0.2 million, which we realized in the first quarter.

Investment Portfolio
The following table presents the carrying value of securities we held as of the periods indicated:

	Available-for-Sale
	March 31,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. agency securities	$36,880	$53,681	(31.3)%
Mortgage-backed securities (MBS):
U.S. Agency pass-through	179,453	163,724	9.6
U.S. Agency collateralized mortgage obligation (“CMO”)	52,328	12,759	310.1
Private-label CMO	15,196	16,191	(6.1)

Total MBS	246,977	192,674	28.2
State, county and municipal securities	31,175	31,462	(0.9)
Corporate obligations:
Corporate debt	4,000	4,000	—
Pooled trust preferred securities	3,371	3,203	5.2
Single issue trust preferred securities	2,062	977	111.1

Total corporate obligations	9,433	8,180	15.3

Equity securities	358	313	14.4

Total investment securities available-for-sale	$324,823	$286,310	13.5%

The following table summarizes the investment securities with unrealized losses as of March 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
			(Dollars in thousands)
Temporarily Impaired
U.S. Agency securities	$22,998	$318	$—	$—	$22,998	$318
Mortgage-backed securities:
U.S. Agency pass-through	13,955	201	239	8	14,194	209
U.S. Agency CMO	9,969	164	—	—	9,969	164
Private-label CMO	—	—	11,215	1,337	11,215	1,337

Total MBS	23,924	365	11,454	1,345	35,378	1,710
State, county and municipal securities	8,581	196	2,061	176	10,642	372
Corporate obligations:
Corporate debt	—	—	4,000	120	4,000	120
Single issue trust preferred securities	—	—	2,062	2,938	2,062	2,938

Total corporate obligations	—	—	6,062	3,058	6,062	3,058
Equity securities	—	—	358	205	358	205

Total temporarily impaired securities	55,503	879	19,935	4,784	75,438	5,663
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	—	3,017	1,621	3,017	1,621
Corporate obligations:
Pooled trust preferred securities	—	—	3,371	4,809	3,371	4,809

Total OTTI securities	—	—	6,388	6,430	6,388	6,430

Total temporarily and other-than-temporarily impaired	$55,503	$879	$26,323	$11,214	$81,826	$12,093

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.
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
As of March 31, 2010, our securities portfolio consisted of 225 securities, 59 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label CMOs and trust preferred securities, as discussed below.
Mortgage-backed securities
As of March 31, 2010, approximately 94% of the dollar volume of mortgage-backed securities we held was issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Ginnie Mae, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our mortgage-backed securities portfolio also includes 10 private-label CMOs with a market value of $15.2 million, which had net unrealized losses of approximately $2.8 million as of March 31, 2010. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	Loss
A1/NR	1	3.04	$(114)
Aaa/NR	1	3.76	(1)
NR/AAA	1	3.04	(154)
NR/AA	1	2.90	(313)
Baa2-/AA	1	N/A	(582)
B2-/NR	1	4.09	(116)
NR/BBB	1	2.62	(57)
Caa1-/CCC (2)	1	1.24	(1,621)
NR/C (2)	2	0.08 - 0.36	181

Total	10		$(2,777)

(1)	The Credit Support Coverage Ratio, which is the ratio that determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.

During the first quarter of 2010, we recognized an immaterial amount of OTTI on one of the private-label CMOs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. As of March 31, 2010, the fair values of the three private-label CMO securities with OTTI totaling $4.0 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (See Note 11 for additional disclosure). The following table provides additional information regarding these CMO valuations as of March 31, 2010 (Dollars in thousands):

		Discount					Year-to-Date
		Margin				Actual	OTTI
	Price	Basis		Cumulative	Average	60+ Days	Credit
Security	(%)	Points	Yield	Default	Security	Delinquent	Portion	Other	Total
CMO 1	18.45	1710	18%	58.33%	50%	9.30%	$—	$—	$—
CMO 2	20.30	1608	17%	49.07%	45%	28.33%	—	—	—
CMO 4	60.34	1387	17%	27.16%	45%	15.82%	(21)	—	(21)

							$(21)	$—	$(21)

During the first quarter of 2010, CMO 3, which had a nominal remaining amortized cost, was completely written off. We do not expect to recover any future cash flows.
As of March 31, 2010, management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems as of March 31, 2010. We believe that all contractual cash flows will be received on this portfolio.
As of March 31, 2010, management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
Trust preferred securities
Our investment portfolio includes four CDOs whose collateral are pooled trust preferred securities of various financial institutions. We also own a single issuer’s trust preferred security. The determination of fair value of the CDO’s was determined with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
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

On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO; specifically, an estimate of the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors, like asset quality and leverage, a recovery assumption is formulated for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume no recovery. For collateral that is deferring we assume a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis, and, in some instances, based on an analysis of the credit, a probability is assigned that the deferral will ultimately cure.
The base-case collateral-specific assumptions are aggregated into cumulative weighted-average default, recovery and prepayment probabilities. In light of generally weakening collateral credit performance and a challenging U.S. credit and real estate environment, our assumptions generally imply a larger amount of collateral defaults during the next three years than that which has been experienced historically, gradually leveling off thereafter.
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

The following tables provide various information and fair value model assumptions regarding our CDOs as of March 31, 2010 (Dollars in thousands):

						Year-to-Date
						Other-than-temporary-impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd	Pooled	MEZ	$1,940	$902	$(1,038)	$—	$—	$—
MM Community Funding Ltd	Pooled	B	2,028	839	(1,189)	—	—	—
Preferred Term Securities V	Pooled	MEZ	1,209	403	(806)	(24)	—	(24)
Tpref Funding III Ltd	Pooled	B-2	3,027	1,227	(1,800)	—	—	—
Emigrant Capital Trust (1)	Single	Sole	5,000	2,062	(2,938)	—	—	—

			$13,204	$5,433	$(7,771)	$(24)	$—	$(24)

			Original Collateral -	Performing Collateral -
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination (2)
MM Caps Funding I Ltd	Ca	22	17%	18%	0%
MM Community Funding Ltd	Ca	8	21%	39%	0%
Preferred Term Securities V	Ba3	1	5%	44%	0%
Tpref Funding III Ltd	Ca	24	24%	28%	0%
Emigrant Capital Trust (1)	NR	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$43.04	Swap + 1700	9.48% Fixed
MM Community Funding Ltd	16.78	LIBOR + 1500	LIBOR + 310
Preferred Term Securities V	29.34	LIBOR + 1400	LIBOR + 210
Tpref Funding III Ltd	30.67	LIBOR + 1200	LIBOR + 190
Emigrant Capital Trust (1)	41.24	LIBOR + 1123	LIBOR + 200

(1)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 1123 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(2)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In April 2009, management received notification that interest payments related to New South Capital would be deferred for up to 20 quarters. In addition, New South Capital’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the security during the first quarter of 2009. In December 2009, the banking subsidiary of New South Capital was closed by its regulator and placed into receivership.

In addition to the impact of interest rates, the estimated fair value of these CDOs have been and will continue to be depressed, as a result of unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, both of which have severely reduced the demand for these securities and rendered their trading market inactive.
As of March 31, 2010, management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.
The following table provides a rollforward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the period indicated:

For the
Three Months Ended
March 31, 2010
(Dollars in thousands)
Balance at beginning of period	$8,869
Amounts related to credit losses for which an OTTI was not previously recognized	154
Reductions for securities sold during the period	—
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	45
Reductions for securities where there is an intent to sale or requirement to sale	(154)
Reductions for increases in cash flows expected to be collected	(28)

Balance at end of period	$8,886

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”)
As of March 31, 2010, we had stock in FHLB Atlanta in the amount of $18.2 million (its par value), which is presented separately on the face of our statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, we account for this investment as a long-term asset and carry it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
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
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. FHLB Atlanta reported net income of $283.5 million for 2009, a $29.7 million, or 11.7% increase from 2008. During the second quarter of 2009, FHLB Atlanta reinstated its dividend at a rate of 0.84%, 0.41% and 0.27%, for the second, third and fourth quarters of 2009, respectively, resulting in an annualized dividend rate of 0.38%. In addition, a decision was made by the Board of the FHLB Atlanta to retain a larger portion of earnings and significantly higher capital ratios than in previous years. On the basis of a review of the financial condition, cash flow, liquidity and asset quality indicators of the FHLB Atlanta as of the end of 2009, management has concluded that no impairment exists on our investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of Superior Bank through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that our investment will not be recoverable at par, the cost, and thus the investment was not impaired as of March 31, 2010.
Loans
Composition of Loan Portfolio, Yield Changes and Diversification
Our loans, net of unearned income, were $2.505 billion as of March 31, 2010, an increase of 1.3%, or $32.8 million, from $2.473 billion as of December 31, 2009. Mortgage loans held for sale were $54.4 million as of March 31, 2010, a decrease of 24.4%, or $17.5 million from $71.9 million as of December 31, 2009. Average loans, including mortgage loans held for sale, for the three months ended March 31, 2010, were $2.539 billion compared to $2.463 billion for the year ended December 31, 2009. Loans, net of unearned income, comprised 82.6% of interest-earning assets as of March 31, 2010, compared to 85.4% as of December 31, 2009. Mortgage loans held for sale comprised 1.8% of interest-earning assets as of March 31, 2010, compared to 2.5% as of December 31, 2009. The average yield of the loan portfolio was 5.81% and 5.84% for the three months ended March 31, 2010 and December 31, 2009, respectively. The decrease in the average yield was primarily the result of a generally lower level of market rates.
The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category

	March 31, 2010		December 31, 2009
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)		(Dollars in thousands)
Commercial and industrial	$203,488	8.11%	$213,329	8.62%
Real estate — construction and land development	693,851	27.66	680,445	27.48
Real estate — mortgages
Single-family	703,968	28.06	691,364	27.93
Commercial	823,260	32.82	801,813	32.39
Other	27,655	1.10	28,885	1.17
Consumer	55,476	2.21	58,785	2.37
Other	873	0.04	969	0.04

Total loans	2,508,571	100.00%	2,475,590	100.00%

Unearned income	(3,106)		(2,893)
Allowance for loan losses	(43,190)		(41,884)

Net loans	$2,462,275		$2,430,813

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the periods indicated:

	March 31,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,505,465	$2,472,697	1.3%
Alabama segment	992,702	996,545	(0.4)
Florida segment	1,232,388	1,213,202	1.6
Other	280,375	262,950	6.6
A further analysis of the components of our real estate construction and land development and real estate mortgage loans for the periods indicated is as follows:

	Residential	Commercial
	Development	Development	Total
	(Dollars in thousands)
Real estate — construction and land development

As of March 31, 2010
Alabama segment	$164,316	$101,325	$265,641
Florida segment	129,730	273,524	403,254
Other	7,856	17,100	24,956

Total	$301,902	$391,949	$693,851

As of December 31, 2009
Alabama segment	$163,978	$102,339	$266,317
Florida segment	129,590	265,767	395,357
Other	7,856	10,915	18,771

Total	$301,424	$379,021	$680,445

	Single-
	family	Commercial
	(Dollars in thousands)
Real estate — mortgages

As of March 31, 2010
Alabama segment	$470,601	$307,154
Florida segment	194,456	485,039
Other	38,911	31,067

Total	$703,968	$823,260

As of December 31, 2009
Alabama segment	$461,365	$296,520
Florida segment	189,245	475,218
Other	40,754	30,075

Total	$691,364	$801,813

Allowance for Loan Losses
Overview
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

ASC 450-20
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
ASC 310-35
Pursuant to ASC 310-35, impaired loans are loans (See “Impaired Loans” section below) that are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:
Summary of Loan Loss Experience

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$41,884	$28,850	$28,850
Charge-offs:
Commercial and industrial	55	56	1,390
Real estate — construction and land development	5,592	924	4,870
Real estate — mortgage
Single-family	1,052	547	5,372
Commercial	542	340	1,094
Other	—	179	210
Consumer	704	695	3,346
Other	142	68	379

Total charge-offs	8,087	2,809	16,661
Recoveries:
Commercial and industrial	32	67	161
Real estate — construction and land development	16	20	68
Real estate — mortgage
Single-family	55	11	71
Commercial	24	3	277
Other	47	198	251
Consumer	70	42	186
Other	22	37	131

Total recoveries	266	378	1,145

Net charge-offs	7,821	2,431	15,516
Provision for loan losses	9,127	3,452	28,550

Allowance for loan losses at end of period	$43,190	$29,871	$41,884

Loans at end of period, net of unearned	$2,505,465	$2,359,299	$2,472,697
Average loans, net of unearned income	2,492,209	2,342,025	2,401,805
Ratio of ending allowance to ending loans	1.72%	1.27%	1.69%
Ratio of net charge-offs to average loans(1)	1.27	0.42	0.65
Net charge-offs as a percentage of:
Provision for loan losses	85.70	70.43	54.35
Allowance for loan losses(1)	73.44	33.01	37.04
Allowance for loan losses as a percentage of nonperforming loans	24.27	40.24	26.25

(1)	Annualized.

The allowance as a percentage of loans, net of unearned income, as of March 31, 2010 was 1.72%, compared to 1.69% as of December 31, 2009. Net charge-offs increased $1.4 million, from $6.4 million during the fourth quarter of 2009 to $7.8 million for the three months ended March 31, 2010. Net charge-offs of commercial loans decreased by $0.9 million for the three months ended March 31, 2010. Net charge-offs of real estate loans increased $2.4 million, from $4.6 million in the fourth quarter of 2009 to $7.0 million for the three months ended March 31, 2010. Net charge-offs of consumer loans decreased $0.3 million, to $0.6 million for the three months ended March 31, 2010 from $0.9 million in the fourth quarter of 2009. Net charge-offs as a percentage of the allowance for loan losses were 73.44% for the three months ended March 31, 2010, up from 60.63% for the fourth quarter of 2009 and 33.01% for three months ended March 31, 2009.
Net charge-offs related to construction and land development real estate loans increased $3.6 million in the three months ended March 31, 2010, from $2.0 million in the fourth quarter of 2009 to $5.6 million. Commercial real estate construction and land development net charge-offs accounted for $4.1 million, or 74.1%, of the total losses from this portfolio, with $1.5 million, or 25.9%, coming from residential construction and land development. Of the commercial purpose loan losses, all were located in Florida.
Our consumer loan charge-offs decreased during the three months ended March 31, 2010 when compared to the fourth quarter of 2009, primarily due to reduced losses in our consumer finance companies, which accounted for approximately $0.5 million, or 80.3%, of the total net consumer loan charge-offs. Going forward, we expect these losses to continue to be a substantial portion of the overall consumer loan losses; however, we believe the increased risk associated with these loans is offset by their higher yield.
The allowance for loan losses as a percentage of nonperforming loans, excluding troubled debt restructurings (“TDR’s”), decreased to 24.27% as of March 31, 2010 from 26.25% as of December 31, 2009. Approximately $17.8 million of the allowance for loan losses was specifically allocated to nonperforming loans as of March 31, 2010. As of March 31, 2010, nonperforming loans were $178.0 million, of which $173.7 million, or 97.6%, were loans secured by real estate compared to $159.6 million, or 97.9%, as of December 31, 2009. See “Nonperforming Assets”. Despite the overall decline in the allowance for loan losses as a percentage of nonperforming loans, management believes the overall allowance for loan losses to be adequate.

Allocation of the Allowance for Loan Losses
The allowance for loan losses calculation is segregated into various segments that include specific allocations for loans, portfolio segments and general allocations for portfolio risk.
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
Allocation of the Allowance for Loan Losses

	March 31, 2010		December 31, 2009
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial and industrial	$2,473	8.1%	$2,356	8.6%
Real estate — construction and land development	22,224	27.7	17,971	27.5
Real estate — mortgages
Single-family	11,988	28.1	12,342	27.9
Commercial	4,585	32.8	7,019	32.4
Other	133	1.1	371	1.2
Consumer	1,787	2.2	1,825	2.4

Total	$43,190	100.0%	$41,884	100.0%

During the three months ended March 31, 2010, we increased the allowance for loan losses related to construction and land development real estate loans by $4.2 million, from $18.0 million as of December 31, 2009 to $22.2 million as of March 31, 2010, because of continued weakness and increasing levels of risk due to general economic conditions in the construction and land development real estate markets throughout our franchise.
Our allocation of the allowance for loan losses related to single-family mortgage loans decreased slightly to $12.0 million as of March 31, 2010 from $12.3 million as of December 31, 2009. This allocation reflects the continued risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio.

Nonperforming Assets
Nonperforming assets increased $23.5 million, or 11.6%, to $225.0 million as of March 31, 2010 from $201.5 million as of December 31, 2009. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 8.82% as of March 31, 2010 from 8.01% as of December 31, 2009. The overall increase in nonperforming assets was primarily related to real estate construction and commercial mortgage loan portfolios. Sixteen loans in excess of $0.5 million accounted for $18.5 million, or 79.0% of the total net increase in nonperforming assets. Approximately 74.5% of the net increase in nonperforming real estate construction consisted of eight real estate construction credits over $1.0 million totaling $11.9 million. All of these large credits are located in Florida. The commercial real estate increase was primarily the result of two Florida commercial real estate credits in the hospitality and warehouse categories that totaled $4.3 million. Management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. As of March 31, 2010, of our total nonperforming credits, only 28 were in excess of $1.0 million in principal balance, which gives evidence of the granularity of this portfolio and explains our approach of liquidating it on a loan-by-loan basis rather than in large bulk sales. The following table shows our nonperforming assets for the periods indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Nonaccrual	$167,490	$155,631
Accruing loans 90 days or more delinquent	10,477	3,920

Total nonperforming loans	177,967	159,551
Other real estate owned assets	46,679	41,618
Repossessed assets	375	380

Total nonperforming assets	$225,021	$201,549

Restructured and performing under restructured terms, net of specific allowance	$133,707	$110,777

Nonperforming loans as a percentage of loans	7.10%	6.45%

Nonperforming assets as a percentage of loans plus nonperforming assets	8.82%	8.01%

Nonperforming assets as a percentage of total assets	6.73%	6.26%

The following is a summary of nonperforming loans by category for the periods indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Commercial and industrial	$2,981	$1,797
Real estate — construction and land development
Residential	34,459	23,818
Commercial	54,542	49,240
Real estate — mortgages
Single-family	50,836	52,323
Commercial	33,530	30,343
Other	336	436
Consumer	629	734
Other	654	860

Total nonperforming loans	$177,967	$159,551

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
As of March 31, 2010, single-family residential mortgages accounted for $50.8 million, or 28.6%, of total nonperforming loans, down $1.5 million from $52.3 million as of December 31, 2009. Foreclosure activity during the three months ended March 31, 2010 resulted in $12.3 million of new foreclosures, with residential construction properties accounting for $4.6 million, or 37.5%, of the new foreclosures, commercial construction represented $2.2 million, or 18.1%; single family residential properties accounting for $4.2 million, or 33.7%, commercial real estate (“CRE”) properties accounted for another $1.3 million, or 10.7%. Approximately 66.4% of foreclosures originated in Florida and the remaining 33.6% originated in Alabama. Our OREO acquired through foreclosure was $46.7 million as of March 31, 2010 an increase of $5.1 million from $41.6 million as of December 31, 2009.
The following is a summary of other real estate owned by category for the periods indicated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Acreage	$2,177	$2,251
Commercial buildings	8,012	5,226
Residential condominiums	1,568	2,730
Residential single-family homes	19,384	15,696
Residential lots	14,736	14,613
Other	802	1,102

Other real estate owned	$46,679	$41,618

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
Impaired Loans
As of March 31, 2010, our recorded investment in impaired loans, under ASC 310-35 was $290.0 million, an increase of $9.7 million from $280.3 million as of December 31, 2009. Approximately $196.5 million was located in the Florida Region and $93.5 million was located in the Alabama Region. Approximately $21.2 million of the allowance for loan losses was specifically allocated to these loans, providing 7.30% coverage. Additionally, $288.0 million, or 99.3%, of the $290.0 million in impaired loans was secured by real estate.
The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category for the periods indicated:

	March 31, 2010		December 31, 2009
	Oustanding	Specific	Oustanding	Specific
	Balance	Allowance	Balance	Allowance
		(Dollars in thousands)
Commercial and industrial	$2,085	$1,243	$3,032	$1,053
Real estate — construction and land development
Residential	41,424	4,188	31,912	3,044
Commercial	70,166	7,765	82,356	3,675
Real estate — mortgages
Single-family	56,890	5,771	53,229	5,005
Commercial	119,267	2,161	109,222	1,686
Other	219	59	500	62
Consumer	—	—	97	2

Total	$290,051	$21,187	$280,348	$14,527

At the time a loan is identified as impaired, it is evaluated and valued at the lower of cost or fair value. For collateral dependent loans, of which $143.7 million is included above and primarily secured by real estate, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by management, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.
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
All impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

The following is a summary of our TDRs as of March 31, 2010:

	Restructured
	Performing		Not-Performing
	in accordance		in accordance
	with restructured terms		with restructured terms
	Oustanding	Specific	Oustanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Alabama:
Commercial and industrial	$—	$—	$—	$—
Real estate — construction and land development	2,728	1	252	—
Real estate — mortgages
Single-family	12,803	350	1,748	238
Commercial	22,769	360	152	—
Consumer	—	—	—	—

Total	$38,300	$711	$2,152	$238

Florida
Commercial and industrial	$908	$865	$303	$7
Real estate — construction and land development	27,528	566	—	—
Real estate — mortgages
Single-family	5,880	912	3,211	410
Commercial	64,667	522	—	—
Consumer	—	—	—	—

Total	$98,983	$2,865	$3,514	$417

Total
Commercial and industrial	$908	$865	$303	$7
Real estate — construction and land development	30,256	567	252	—
Real estate — mortgages
Single-family	18,683	1,262	4,959	648
Commercial	87,436	882	152	—
Consumer	—	—	—	—

Total	$137,283	$3,576	$5,666	$655

Potential Problem Loans
In addition to nonperforming loans, management has identified $51.8 million in potential problem loans as of March 31, 2010. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as nonperforming in future periods. Three categories accounted for 93.3% of total potential problem loans. Real estate construction loans account for 59.7% of the total and single family residential loans and commercial real estate loans accounted for 24.7% and 8.9%, respectively. Geographically, 72.1% of the loans were located in Florida, with the remainder located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor the cash flow and collateral characteristics of each credit. Included in potential problem loans is a single relationship in the Florida region, totaling approximately $21.6 million, which is primarily secured by land and the assignment of cash flows from certain income producing properties. Management expects to reach a resolution on this credit prior to the end of the second quarter.

High Loan-to-Value (“LTV”)
The following table includes our high LTV loans secured by single family properties, without private mortgage insurance (“PMI”) or other government guarantee as of March 31, 2010:

			Past Due and Nonaccrual
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to		to		to		to		to
	Total	Total		Total		Total		Total		Total
	Outstanding	Single-	30 -	Single-	90 days	Single-	Non-	Single-		Single-
	Balance	family	89 days	family	or more	family	accrual	family	Total	family
	(Dollars in thousands)
90% up to 100% LTV	$32,734	4.7%	$516	0.1%	$—	—	$1,982	0.3%	$2,498	0.4%
100% and greater LTV	5,894	0.9	293	0.0	124	0.0	651	0.1	1,068	0.1

Total	$38,628	5.6	$809	0.1	$124	0.0	$2,633	0.4	$3,566	0.5

Deposits
Noninterest-bearing deposits were $263.5 million as of March 31, 2010, an increase of 2.3%, or $5.8 million, from $257.7 million as of December 31, 2009. Noninterest-bearing deposits were 9.6% of total deposits as of March 31, 2009 compared to 9.7% as of December 31, 2009.
Interest-bearing deposits were $2.490 billion as of March 31, 2010, an increase of 3.8%, or $91.0 million, from $2.399 billion as of December 31, 2009. Interest-bearing deposits averaged $2.445 billion for the three months ended March 31, 2010 compared to $2.200 billion for the three months ended March 31, 2009. The average rate paid on all interest-bearing deposits during the three months ended March 31, 2010 and 2009, was 1.91% and 2.75%, respectively.
As shown below, there were significant increases in our demand and savings deposits within our reportable segments that represent core deposits received through our branch network. Growth in our core deposit base has largely been concentrated in 22 de novo branches opened between 2006 and 2010, which have grown to $479.6 million as of March 31, 2010. Of this growth, $46.8 million occurred in the first three months of 2010. This expansion of our core funding has significantly improved our liquidity and has enabled us to grow earning assets while reducing reliance on borrowings and other non-core sources.
The following table sets forth the composition of our total deposit accounts as of the periods indicated:

	March 31,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Noninterest-bearing demand	$263,546	$257,744	2.3%
Alabama segment	136,615	137,160	(0.4)
Florida segment	118,299	103,621	14.2
Other	8,632	16,963	(49.1)
Interest-bearing demand	669,152	690,677	(3.1)
Alabama segment	382,242	385,246	(0.8)
Florida segment	243,171	233,740	4.0
Other	43,739	71,691	(39.0)
Savings	321,921	284,430	13.2
Alabama segment	166,675	151,263	10.2
Florida segment	153,253	131,185	16.8
Other	1,993	1,982	0.6
Time deposits	1,498,759	1,423,722	5.3
Alabama segment	709,287	663,510	6.9
Florida segment	596,549	555,262	7.4
Other	192,923	204,950	(5.9)

Total deposits	$2,753,378	$2,656,573	3.6%

Alabama segment	$1,394,819	$1,337,179	4.3%

Florida segment	$1,111,272	$1,023,808	8.5%

Other	$247,287	$295,586	(16.3)%

Borrowings
During the three months ended March 31, 2010, average borrowed funds decreased $2.5 million, or 0.9%, to $269.0 million, from $271.5 million for the three months ended December 31, 2009. The average rate paid on borrowed funds during the three months ended March 31, 2010 and 2009 was 3.80%, and 3.71%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.
As of March 31, 2010, advances from the FHLB were $218.3 million comparable to December 31, 2009. FHLB Atlanta advances had a weighted average interest rate of approximately 3.74% as of March 31, 2010. The advances are secured by FHLB Atlanta stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans, all with a carrying value of approximately $934.2 million as of March 31, 2010. We had approximately $147.1 million available in unused advances under the blanket lien subject to the availability of qualifying collateral.

Accrued Expenses and Other Liabilities
Our Accrued Expenses and other liabilities increased $29.6 million to $53.9 million as of March 31, 2010 from $24.3 million as of December 31, 2009. This increase was primarily related to commitments to purchase certain investment securities totaling approximately $30 million which settled in April 2010.
Stockholders’ Equity
Overview
Our stockholders’ equity was $187.2 million as of March 31, 2010 compared to $191.7 million as of December 31, 2009. This decrease was primarily due to the net loss for the period, partially offset by the components of other comprehensive income (loss) as shown below.
On May 6, 2010, we entered into an agreement to issue $10 million of our Series B Cumulative Convertible Preferred Stock (the “Preferred Stock”) for cash consideration equal to $10 million. See Recent Developments for additional disclosure.
Other Comprehensive Income
The components of other comprehensive (loss) income for the periods indicated are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)
Three Months Ended March 31, 2010
Unrealized gain on available-for-sale securities	$1,540	$(570)	$970
Reclassification adjustment for losses realized in net loss	198	(73)	125
Unrealized loss on derivatives	(158)	59	(99)

Net unrealized gain	$1,580	$(584)	$996

Three Months Ended March 31, 2009
Unrealized loss on available-for-sale securities	$(8,394)	$3,105	$(5,289)
Reclassification adjustment for losses realized in net loss	5,845	(2,163)	3,682
Unrealized loss on derivatives	(29)	11	(18)

Net unrealized loss	$(2,578)	$953	$(1,625)

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.

Regulatory Capital
The table below represents Superior Bank’s regulatory and minimum regulatory capital requirements for the period indicated:

					To Be Well
			For		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Superior Bank
March 31, 2010
Tier 1 Core Capital (to Adjusted Total Assets)	$237,763	7.18%	$132,459	4.00%	$165,574	5.00%
Total Capital (to Risk Weighted Assets)	269,766	10.11	213,384	8.00	266,730	10.00
Tier 1 Capital (to Risk Weighted Assets)	237,763	8.91	NA	NA	160,038	6.00
Tangible Capital (to Adjusted Total Assets)	237,763	7.18	49,672	1.50	NA	NA
Liquidity
Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions, the Federal Reserve Discount Window and brokered deposits, and may borrow from the FHLB Atlanta under a blanket floating lien on certain commercial loans and residential real estate loans.
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
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $20.2 million and used $14.1 million for the three months ended March 31, 2010 and 2009, respectively, primarily due to changes in mortgage loans held-for-sale.
Investing activities resulted in a $50.9 million and $38.9 million net use of funds for the three months ended March 31, 2010 and 2009, respectively, primarily due to an increase in loans and purchases of investment securities, partially offset by principal paydowns in the investment securities portfolio.
Financing activities provided $97.1 million and $82.8 million in funds for the three months ended March 31, 2010 and 2009, respectively, primarily as a result of an increase in customer deposits. In addition, in the first quarter of 2009, funds were also provided by proceeds from senior unsecured debt and were partially offset by the maturity of FHLB Atlanta advances.
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). Such forward looking statements should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) increases in FDIC deposit insurance premiums and assessments; (4) inflation, interest rate, market and monetary fluctuations; (5) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (6) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (7) the willingness of users to substitute competitors’ products and services for our products and services; (8) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (9) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (10) our focus on lending to small to mid-size community-based businesses, which may increase our credit risk; (11) our ability to resolve any legal proceeding on acceptable terms and its effect on our financial condition or results of operations; (12) technological changes; (13) changes in consumer spending and savings habits; (14) the effect of natural or environmental disasters, such as, among other things, hurricanes and oil spills, in our geographic markets; (15) regulatory, legal or judicial proceedings; (16) the continuing instability in the domestic and international capital markets; (17) the effects of new and proposed laws relating to financial institutions and credit transactions; (18) the effects of policy initiatives that have been and may continue to be introduced by the Presidential administration or Congress and related regulatory actions; and (19) our success in any new capital financing activities we may undertake.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information shown under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk-Interest Rate Sensitivity” included in our Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated herein by reference.
Market risk is the risk of loss arising from adverse changes in the fair values of financial instruments due to changes in interest rates, exchange rates, commodity prices, equity prices or credit quality.
Interest Rate Sensitivity
Our primary market risk component is interest rate risk (“IRR”). We define interest rate risk as an adverse change in our net interest income (“NII”) or economic value of equity (“EVE”) due to changing interest rates. IRR results because changing interest rates affect the values of and the cash flows generated by our assets, liabilities, and off-balance sheet items in different ways.
Sensitivity Measurement
Financial simulation models are the primary tools we use to measure interest rate risk exposures. By examining a range of hypothetical deterministic interest rate scenarios, these models provide management with information regarding the potential impact on NII and EVE caused by changes in interest rates.
The models are built to simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet, and for NII simulations, the cash flows generated by the new business we anticipate over a 12-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business and new business. Additionally, loan and investment prepayment, administered rate account elasticity and other option risks are considered as well as the uncertainty surrounding future customer behavior.

Interest Rate Exposures
Superior Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 1.1%, or approximately $1.1 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. The following is a comparison of these measurements for the periods indicated:

Change (in Basis Points)	Increase in Net Interest Income
in Interest Rates	March 31, 2010		December 31, 2009
(12-Month Projection)	Amount	Percent	Amount	Percent
(Dollars in thousands)
+ 200 BP (1)	$1,139	1.1%	$2,200	2.3%
- 200 BP (2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy.

(2)	Not considered meaningful in the current rate environment.
EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings sensitivity to changes in interest rates over a longer time horizon. A higher EVE results in a greater earnings capacity. Superior Bank’s EVE model projects that EVE will increase 2.4% and 2.0% assuming an instantaneous and parallel increase in interest rates of 100 and 200 basis points, respectively. Assuming an instantaneous and parallel decrease of 100 basis points, EVE is projected to decrease 1.5% (although such a decline is unlikely given the present low level of interest rates). The EVE shifts produced by these scenarios are within the limits of our asset and liability management policy. The following table sets forth Superior Bank’s EVE limits as of March 31, 2010:

		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$300,342	$7,154	2.4%
+ 100 BP	299,116	5,922	2.0
0 BP	293,184	—	—
- 100 BP	297,447	4,251	1.5
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
Based on their evaluation as of March 31, 2010, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors and summarized our Enterprise Risk Management process in our Annual Report on Form 10-K for the year ended December 31, 2009, which should be taken into consideration when reviewing the information contained in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. OTHER INFORMATION
ITEM 5. EXHIBITS
(a) Exhibit:
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: May 10, 2010	By:	/s/ James A. White
James A. White
Chief Financial Officer (Principal Financial Officer)