Form 10-Q
period 2010-06-30
SUPERIOR BANCORP
filed 2010-08-16
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common stock, $.001 par value	12,560,457

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$54,648	$74,020
Interest-bearing deposits in other banks	245,182	23,714
Federal funds sold	1,328	2,036

Total cash and cash equivalents	301,158	99,770
Investment securities available-for-sale	269,943	286,310
Tax lien certificates	18,820	19,292
Mortgage loans held-for-sale	54,823	71,879
Loans, net of unearned income	2,482,560	2,472,697
Allowance for loan losses	(79,425)	(41,884)

Net loans	2,403,135	2,430,813
Premises and equipment, net	102,765	104,022
Accrued interest receivable	15,168	15,581
Stock in FHLB	18,212	18,212
Cash surrender value of life insurance	50,792	50,142
Core deposit and other intangible assets	14,746	16,694
Other real estate	45,184	41,618
Other assets	63,589	67,536

Total assets	$3,358,335	$3,221,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$275,712	$257,744
Interest-bearing	2,562,809	2,398,829

Total deposits	2,838,521	2,656,573
Advances from FHLB	216,324	218,322
Security repurchase agreements	762	841
Notes payable	45,150	45,917
Subordinated debentures, net	81,196	84,170
Accrued expenses and other liabilities	27,068	24,342

Total liabilities	3,209,021	3,030,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series B, cumulative convertible preferred stock, 111 and -0- shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Series C, cumulative convertible preferred stock, 3 and -0- shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $.001 per share; shares authorized 200,000,000; shares issued 12,560,457 and 11,673,837, respectively; outstanding 12,560,457 and 11,667,794, respectively	13	12
Surplus — preferred	10,888	—
— warrants	9,827	8,646
— common	325,159	322,043
Accumulated deficit	(191,250)	(130,889)
Accumulated other comprehensive loss	(5,136)	(7,825)
Unearned ESOP stock	(174)	(263)
Unearned restricted stock	(13)	(20)

Total stockholders’ equity	149,314	191,704

Total liabilities and stockholders’ equity	$3,358,335	$3,221,869

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$36,212	$35,959	$72,554	$70,911
Interest on taxable securities	2,625	3,778	5,536	7,787
Interest on tax-exempt securities	314	434	626	863
Interest on federal funds sold	2	2	3	7
Interest and dividends on other investments	393	456	765	818

Total interest income	39,546	40,629	79,484	80,386
Interest expense:
Interest on deposits	11,452	14,109	22,977	29,002
Interest on other borrowed funds	2,542	2,597	5,064	4,938
Interest on subordinated debentures	2,399	1,206	4,785	2,400

Total interest expense	16,393	17,912	32,826	36,340

Net interest income	23,153	22,717	46,658	44,046
Provision for loan losses	50,363	5,982	59,490	9,434

Net interest (loss) income after provision for loan losses	(27,210)	16,735	(12,832)	34,612
Noninterest income:
Service charges and fees on deposits	2,335	2,524	4,551	4,911
Mortgage banking income	2,667	2,271	4,677	3,961
Investment securities gains (losses)
Gain on sale of securities	1,858	—	1,858	—
Total other-than-temporary impairment losses (“OTTI”)	(683)	(6,685)	(883)	(17,189)
Portion of OTTI recognized in other comprehensive loss	181	904	183	5,563

Investment securities gains (losses)	1,356	(5,781)	1,158	(11,626)
Change in fair value of derivatives	(239)	(67)	(29)	(266)
Increase in cash surrender value of life insurance	558	540	1,126	1,055
Gain on exchange of subordinated debt for common stock	507	—	507	—
Other income	1,344	1,340	2,750	2,557

Total noninterest income	8,528	827	14,740	592
Noninterest expenses:
Salaries and employee benefits	13,840	12,304	28,040	24,613
Occupancy, furniture and equipment	4,850	4,503	9,613	8,919
Amortization of core deposit intangibles	869	985	1,739	1,971
FDIC assessments	1,853	1,932	3,233	2,389
Foreclosure losses	3,358	1,748	5,935	2,317
Other expenses	6,763	6,323	12,782	11,650

Total noninterest expenses	31,533	27,795	61,342	51,859

Loss before income taxes	(50,215)	(10,233)	(59,434)	(16,655)
Income tax expense (benefit)	3,507	(4,539)	28	(7,387)

Net loss	(53,722)	(5,694)	(59,462)	(9,268)
Preferred stock dividends and amortization	(899)	(1,167)	(899)	(2,310)

Net loss applicable to common stockholders	$(54,621)	$(6,861)	$(60,361)	$(11,578)

Weighted average common shares outstanding	12,305	10,071	11,977	10,062
Weighted average common shares outstanding, assuming dilution	12,305	10,071	11,977	10,062
Basic net loss per common share	$(4.44)	$(0.68)	$(5.04)	$(1.15)
Diluted net loss per common share	$(4.44)	$(0.68)	$(5.04)	$(1.15)
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

							Accumulated
							Other	Unearned	Unearned	Total
	Preferred	Common	Surplus			Accumulated	Comprehensive	ESOP	Restricted	Stockholders’
	Stock	Stock	Preferred	Warrants	Common	Deficit	(Loss) Gain	Stock	Stock	Equity
Balance at December 31, 2009	$—	$12	$—	$8,646	$322,043	$(130,889)	$(7,825)	$(263)	$(20)	$191,704
Comprehensive loss:
Net loss	—	—	—	—	—	(59,462)	—	—	—	(59,462)
Other comprehensive gain, net of tax expense of $1.6 million unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	2,780	—	—	2,780
Change in accumulated loss on cash flow hedging instrument, net of tax benefit of $56	—	—	—	—	—	—	(91)	—	—	(91)

Comprehensive loss										(56,773)
Cumulative preferred stock dividend, net of amortization	—	—	718	—	—	(899)	—	—	—	(181)
Exchange of trust preferred debt for 849,156 shares of common stock		1	—	—	2,883	—	—	—	—	2,884
Compensation expense related to stock options	—	—	—	—	162	—	—	—	—	162
Issuance of 111 shares Series B preferred stock and 792,859 warrants	—	—	9,887	1,164	—	—	—	—	—	11,051
Issuance of 3 shares Series C preferred stock and 21,429 warrants	—		283	17		—	—	—		300
Amortization of unearned restricted stock	—	—	—	—	—	—	—	—	7	7
Issuance of 43,507 shares related to board compensation	—	—	—	—	155	—	—	—	—	155
Release of 1,969 shares by ESOP	—	—	—	—	(84)	—	—	89	—	5

Balance at June 30, 2010	$—	$13	$10,888	$9,827	$325,159	$(191,250)	$(5,136)	$(174)	$(13)	$149,314

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$30,260	$(71,019)

Investing activities
Proceeds from sales of investment securities available-for-sale	89,130	—
Proceeds from maturities of investment securities available-for-sale	49,458	40,602
Purchase of investment securities available-for-sale	(117,055)	(11,683)
Net increase in loans	(52,856)	(110,932)
Redemptions of tax lien certificates	9,171	18,582
Purchase of tax lien certificates	(8,699)	(20,329)
Purchase of premises and equipment	(2,313)	(5,295)
Proceeds from sale of premises and equipment	—	338
Proceeds from sale of foreclosed assets	13,962	5,673
Decrease in stock of FHLB	—	3,198

Net cash used in investing activities	(19,202)	(79,846)
Financing activities
Net increase in deposits	181,873	261,784
Decrease in FHLB advances	(1,998)	(134,493)
Proceeds from note payable	—	38,575
Principal payment on note payable	(1,000)	—
Net decrease in other borrowed funds	(138)	—
Proceeds from exchange of subordinated debt for common stock	193	—
Proceeds from issuance of preferred stock	11,400	—
Cash dividends paid	—	(1,534)

Net cash provided by financing activities	190,330	164,332

Net increase in cash and cash equivalents	201,388	13,467
Cash and cash equivalents at beginning of period	99,770	89,448

Cash and cash equivalents at end of period	$301,158	$102,915

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in Superior Bancorp’s (the “Corporation’s”) Annual Report on Form 10-K for the year ended December 31, 2009. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
Note 2 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860 - Accounting for Transfers of Financial Assets (“Topic 860”). Topic 860 is a revision to preceding guidance and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.
In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets (“ASU 2009 -16”). ASU 2009-16 formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets and provides a revision for Topic 860 to require more information about transfers of financial assets. Topic 860 and ASU 2009-16 became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this statement and update did not have a material impact on the Corporation’s consolidated financial statements.
In December 2009, FASB issued ASU No. 2009-17 — Consolidation – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities that were previously excluded from previous consolidation guidance. ASU 2009-17 became effective as of the beginning of the first annual reporting period that began after November 15, 2009. The adoption of ASU 2009-17 did not have a significant impact on the Corporation’s ongoing financial position or results of operations.
In January 2010, FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures, that require new disclosures for transfers in and out of Levels 1 and 2, and for activity in Level 3 fair value measurements. In addition, ASU 2010-06 provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Corporation adopted these disclosure requirements of ASU 2010-06 as of January 1, 2010. The adoption of ASU 2010-06 did not have an impact to the Corporation’s financial position, results of operations or cash flows (see Note 11). The disclosures about purchases, sales, issuances and settlements in the roll-forward activity of activity in the Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In June 2010, FASB issued ASU No. 2010-20 – Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 was issued to create greater transparency and help financial users assess an entity’s credit risk exposure and its allowance for credit losses. ASU 2010-20 requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, an entity will be required to disclose credit quality indicators, past due information and modifications of its financing receivables. The new disclosure requirements will become effective for periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will not have an impact on the Corporation’s ongoing financial position or results of operations.
Note 3 — Investment Securities
The amortized cost and estimated fair values of investment securities as of June 30, 2010 are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
Investment securities available-for-sale
U.S. Agency securities	$18,277	$342	$—	$18,619
Mortgage-backed securities (“MBS”):
U.S. Agency pass-through	109,180	3,249	7	112,422
U.S. Agency collateralized mortgage obligation (“CMO”)	82,941	1,513	—	84,454
Private-label CMO	17,076	296	2,716	14,656

Total MBS	209,197	5,058	2,723	211,532
State, county and municipal securities	30,493	430	262	30,661
Corporate obligations:
Corporate debt	4,101	—	101	4,000
Pooled trust preferred securities	8,288	—	5,025	3,263
Single issue trust preferred securities	5,000	—	3,245	1,755

Total corporate obligations	17,389	—	8,371	9,018
Equity securities	113	—	—	113

Total investment securities available-for-sale	$275,469	$5,830	$11,356	$269,943

Investment securities with an amortized cost of $264.9 million as of June 30, 2010 were pledged to secure public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities as of June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$285	$287
Due after one year through five years	6,970	6,909
Due after five years through ten years	23,130	23,562
Due after ten years	35,887	27,652
Mortgage-backed securities	209,197	211,533

	$275,469	$269,943

During the three months ended June 30, 2010, the Corporation sold certain U.S. Agency securities and U.S Agency MBS with combined amortized cost and market values of $87.4 million and $89.1 million, respectively. The Corporation reinvested a portion of the proceeds into a like amount of U. S Agency MBS guaranteed by the Government National Mortgage Association (“Ginnie Mae”). This repositioning reduced the duration of the portfolio and improved risk-based capital. The Corporation realized a net gain of approximately $1.7 million. A portion of these securities had impairment losses of approximately $0.2 million, which the Corporation realized in the three months ended March 31, 2010.

The following table summarizes the investment securities with unrealized losses as of June 30, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
			(Dollars in thousands)
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency pass-through	$23	$—	$240	$7	$263	$7
Private-label CMO	—	—	6,338	1,096	6,338	1,096

Total MBS	23	—	6,578	1,103	6,601	1,103
State, county and municipal securities	5,585	116	1,602	146	7,187	262
Corporate obligations:
Corporate debt	—	—	4,000	101	4,000	101
Single issue trust preferred securities	—	—	1,755	3,245	1,755	3,245

Total corporate obligations	—	—	5,755	3,346	5,755	3,346

Total temporarily impaired securities	5,608	116	13,935	4,595	19,543	4,711
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	—	3,021	1,620	3,021	1,620
Corporate obligations:
Pooled trust preferred securities	—	—	3,263	5,025	3,263	5,025

Total OTTI securities	—	—	6,284	6,645	6,284	6,645

Total temporarily and other-than-temporarily impaired	$5,608	$116	$20,219	$11,240	$25,827	$11,356
\

(1)	Unrealized losses are included in other comprehensive loss, net of unrealized gains and applicable income taxes.

The following is a summary of the total count by category of investment securities with gross unrealized losses as of June 30, 2010:

	Less than	Greater Than
	12 Months	12 Months	Total
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency pass-through	1	1	2
Private-label CMO	—	5	5

Total MBS	1	6	7
State, county and municipal securities	15	6	21
Corporate obligations:
Corporate debt	—	3	3
Single issue trust preferred securities	—	1	1

Total corporate obligations	—	4	4

Total temporarily impaired securities	16	16	32
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	1	1
Corporate obligations:
Pooled trust preferred securities	—	4	4

Total OTTI securities	—	5	5

Total temporarily and other-than-temporarily impaired	16	21	37

Other-Than-Temporary Impairment (“OTTI”)
Management evaluates securities for OTTI at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label MBS, asset-backed securities and collateralized debt obligations that had credit ratings of below AA at the time of purchase are evaluated using the model outlined in ASC 325-40 guidance.
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
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell, or more likely than not will be required to sell, the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings at an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2010, our securities portfolio consisted of 204 securities, 37 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label CMOs and trust preferred securities, as discussed below.

Mortgage-backed securities
As of June 30, 2010, approximately 93% of the dollar volume of mortgage-backed securities we held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Ginnie Mae, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our MBS portfolio also includes 10 private-label CMOs with a market value of $14.7 million, which had net unrealized losses of approximately $2.4 million as of June 30, 2010. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	(Loss) Gain
A1/NR	1	3.06	$(152)
Aaa/NR	1	4.25	—
NR/AAA	1	3.05	110
NR/AA	1	3.12	(240)
B2/AA	1	N/A	(548)
B2/NR	1	4.02	(92)
NR/BBB	1	2.39	(64)
Caa2/CCC (2)	1	0.91	(1,620)
NR/C (2)	2	0.00-0.30	186

Total	10		$(2,420)

(1)	The Credit Support Coverage Ratio is the ratio that determines the multiple of credit support, and it is based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI (see discussion below).
During the first quarter of 2010, the Corporation recognized an immaterial amount of OTTI on one of the private-label CMOs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. As of June 30, 2010, the fair values of the three private-label CMO securities with OTTI totaling $3.9 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for securities with maturities and risk characteristics similar to the securities being measured (See Note 12 for additional disclosure). The following table provides additional information regarding these CMO valuations as of June 30, 2010 (Dollars in thousands):

		Discount					Year-to-Date
		Margin				Actual	OTTI
	Price	Basis		Cumulative	Average	60+ Days	Credit
Security	(%)	Points	Yield	Default	Security	Delinquent	Portion	Other	Total
CMO 1	19.13	1684	18%	51.87%	50%	7.52%	$—	$—	$—
CMO 2	19.27	1586	17%	48.73%	45%	27.89%	—	—	—
CMO 4	60.41	1472	17%	29.03%	45%	16.48%	(21)	(2)	(23)

							$(21)	$(2)	$(23)

During the first quarter of 2010, CMO 3, which had a nominal remaining amortized cost, was completely written off. The Corporation does not expect to recover any future cash flows from CMO 3.
As of June 30, 2010, management did not intend to sell these securities, nor did management believe that it is more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered.

State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily a reflection of changes in interest rates. This portfolio segment was not experiencing any credit problems as of June 30, 2010. We believe that all contractual cash flows will be received on this portfolio.
As of June 30, 2010, management did not intend to sell these securities, nor was it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, is not expected to require such action.
Trust preferred securities
The Corporation’s investment portfolio includes four collateralized debt obligations (“CDOs”), the collateral of which is pooled trust preferred securities of various financial institutions. The Corporation also owns a single issuer’s trust preferred security. The Corporation determined the fair value of the CDOs with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
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
On the basis of the evaluation of collateral credit and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO; specifically, the Corporation estimates the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, the Corporation formulates a recovery assumption for each piece of collateral in the event of a default. For collateral that has already defaulted, the Corporation assumes no recovery. For collateral that is deferring, the Corporation assumes a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit, the Corporation assigns a probability that the deferral will ultimately cure.
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
The discount rates used to determine fair value are intended to reflect the uncertainty inherent in the projection of each CDO’s cash flows. Therefore, spreads were chosen that are comparable to spreads observed currently in the market for similarly rated instruments, and those spreads are intended to reflect general market discounts currently applied to structured credit products. The discount rates used to determine the credit portion of the OTTI are equal to the current yield on the issuances as prescribed under ASC 325-40.

The following tables provide various information and fair value model assumptions regarding our CDOs as of June 30, 2010 (Dollars in thousands):

						Year-to-Date
						Other-than-temporary-impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd	Pooled	MEZ	$2,083	$984	$(1,099)	$—	$—	$—
MM Community Funding Ltd	Pooled	B	2,026	720	(1,306)	(20)	(117)	(137)
Preferred Term Securities V	Pooled	MEZ	1,189	434	(755)	(24)	—	(24)
Tpref Funding III Ltd	Pooled	B-2	2,990	1,125	(1,865)	(32)	(64)	(96)
Emigrant Capital Trust (1)	Single	Sole	5,000	1,755	(3,245)	—	—	—

			$13,288	$5,018	$(8,270)	$(76)	$(181)	$(257)

			Original Collateral -	Performing Collateral -
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination (2)
MM Caps Funding I Ltd	Ca	21	21%	19%	0%
MM Community Funding Ltd	Ca	8	21%	43%	0%
Preferred Term Securities V	Ba3	2	4%	26%	0%
Tpref Funding III Ltd	Ca	22	28%	25%	0%
Emigrant Capital Trust (1)	NR	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$44.85	Swap + 1700	9.48% Fixed
MM Community Funding Ltd	14.40	LIBOR + 1500	LIBOR + 310
Preferred Term Securities V	31.52	LIBOR + 1400	LIBOR + 210
Tpref Funding III Ltd	28.14	LIBOR + 1200	LIBOR + 190
Emigrant Capital Trust (1)	35.10	LIBOR + 1312	LIBOR + 200

(1)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 1312 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(2)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In April 2009, management received notification that interest payments related to New South Capital would be deferred for up to 20 quarters. In addition, New South Capital’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue would ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the $5.0 million New South Capital Trust Preferred security during the first quarter of 2009. In December 2009, the banking subsidiary of New South Capital was closed by its regulator and placed into receivership.
In addition to the impact of interest rates, the estimated fair values of these CDOs have been and continue to be depressed due to the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.
As of June 30, 2010, management did not intend to sell these securities, nor did management believe it is more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered.

The following table provides a roll-forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the period shown:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$8,886	$8,869
Amounts related to credit losses for which an OTTI was not previously recognized	450	604
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	51	97
Reductions for securities where there is an intent to sell or requirement to sell	—	(154)
Reductions for increases in cash flows expected to be collected	(13)	(42)

Balance at end of period	$9,374	$9,374

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”)
As of June 30, 2010, the Corporation has stock in FHLB Atlanta totaling $18.2 million (its par value), which is presented separately on the face of the statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
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
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. FHLB Atlanta reported net income of $48 million for the first quarter of 2010, an increase of approximately $50 million from a net loss of approximately $2 million for the first quarter of 2009. On May 11, 2010, FHLB Atlanta announced the approval of an annualized dividend rate for the first quarter of 2010 of 0.26% compared to no dividends in the first quarter of 2009. During the second quarter of 2009, FHLB Atlanta reinstated its dividend at rates of 0.84%, 0.41% and 0.27%, for the second, third and fourth quarters of 2009, respectively, resulting in an annualized dividend rate of 0.38%. The Board of FHLB Atlanta made a decision to retain a larger portion of earnings and significantly higher capital ratios than in previous years. On the basis of a review of the financial condition, cash flow, liquidity and asset quality indicators of FHLB Atlanta as of the end of the first quarter of 2010, management has concluded that no impairment exists on the Corporation’s investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of the Corporation’s subsidiary, Superior Bank, through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that the Corporation’s investment will not be recoverable at par, the cost, and thus the investment was not impaired as of June 30, 2010.

Note 4 — Allowance For Loan Losses
The following tables show the provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio for the periods indicated:

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Beginning allowance for loan losses	$43,190	$29,870	$41,884	$28,850
Provision for loan losses	50,363	5,982	59,490	9,434
Total charge-offs	14,633	2,513	22,720	5,322
Total recoveries	(505)	(165)	(771)	(542)

Net charge-offs	14,128	2,348	21,949	4,780

Ending allowance for loan losses	$79,425	$33,504	$79,425	$33,504

Total loans, net of unearned income	$2,482,560	$2,398,471

Allowance for loan losses to total loans, net of unearned income	3.20%	1.40%

During the second quarter of 2010, the Corporation experienced (1) a migration of performing classified loans into non-performing status, (2) an increase in troubled debt restructurings (“TDRs”) resulting from workout activity, and (3) an increase in collateral impairments relative to other external factors such as short sales and deteriorated values in comparable properties. These factors created the need for increased loan loss provision during the second quarter of 2010. In addition, management increased the general allowance for loan losses to account for the estimated increase in losses related to the recent oil spill in the Gulf of Mexico. The historical loss ratio used to estimate the allowance for loan losses also increased significantly during the second quarter of 2010. This ratio is based on a four-quarter rolling average and has been affected by the level of charge-offs during 2010.
Note 5 — Notes Payable
The following is a summary of notes payable as of June 30, 2010 (Dollars in thousands):

Note payable to bank, borrowed under $7.0 million line of credit, due September 3, 2010; interest is based on Wall Street prime plus 1.25 but not less than 4.5%, secured by 100% of the outstanding Superior Bank stock	$6,000
Senior note guaranteed under the TLGP, due March 30, 2012, 2.625% fixed rate due semi-annually	40,000
Less: Discount, FDIC guarantee premium and other issuance costs	(850)

Total notes payable	$45,150

On June 30, 2010, the Corporation entered into an amended agreement related to the $7.0 million line of credit, which required that the Corporation make a contemporaneous principal payment of $1.0 million and two additional principal payments of not less than $33,000 on July 15, 2010 and August 15, 2010. The Corporation made two principal payments, each in the amount of $33,000, on July 15, 2010 and August 12, 2010.
The Corporation has agreed to seek OTS approval before incurring any new debt or renewing any existing debt.
Note 6 — Derivative Financial Instruments
The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying condensed consolidated statement of financial condition and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows.
The Corporation utilizes interest rate swaps, forward commitments, caps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Corporation’s objectives for utilizing these derivative instruments are described below:
Interest Rate Swaps
The Corporation has entered into interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month London Interbank Offered Rate (“LIBOR”). As of June 30, 2010 and December 31, 2009, the Corporation had $0.7 million in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.
The Corporation has entered into certain interest rate swaps on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Corporation enters into an interest rate swap with a loan customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Corporation’s customer to effectively convert a variable rate loan to a fixed rate. Because the Corporation acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other, for the most part, and do not significantly impact the Corporation’s results of operations.

Fair Value Hedges
As of June 30, 2010 and December 31, 2009, the Corporation had $2.8 million in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. As of June 30, 2010 and December 31, 2009, the amount of CD swaps designated as hedging instruments had a recorded fair value of $0.3 million and $0.2 million, respectively, and a weighted average life of 2.2 years and 2.5 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.46% (LIBOR-based).
Cash Flow Hedges
The Corporation has entered into interest rate swap agreements designated and qualified as a hedge with notional amounts of $18.5 million to hedge the variability in cash flows on $18.5 million of junior subordinated debentures. During the second quarter, the Corporation settled $3.5 million of notional amount of interest rate swap agreements related to certain subordinated debt that was exchanged for common stock and incurred a loss of $0.1 million (see Note 13 for additional disclosure). Under the terms of the interest rate swaps, which mature September 15, 2012, the Corporation receives a floating rate based on 3-month LIBOR plus 1.33% (1.87% as of June 30, 2010) and pays a weighted average fixed rate of 4.42%. As of June 30, 2010 and December 31, 2009, these interest rate swap agreements are recorded as liabilities in the amount of $0.9 million and $0.8 million, respectively.
Interest Rate Lock Commitments
In the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under FASB guidance and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $50.2 million and $41.0 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of the origination commitments was $0.6 million and $(0.4) million as of June 30, 2010 and December 31, 2009, respectively.
Forward Sales Commitments
To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to customers, the Corporation enters into forward sales commitments of MBS. During the period from commitment date to closing date, the Corporation is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Corporation agrees to deliver certain MBS, are established. These commitments are non-hedging derivatives in accordance with FASB guidance and recorded at fair value. The aggregate amount of forward commitments was $72.3 million as of June 30, 2010. The fair value of the commitments was $(1.3) million as of June 30, 2010.
Forward Purchase Commitments
If the Corporation determines that the amount of its forward sales commitments exceeds the amount necessary to mitigate the interest rate risk in the rate lock commitments, it will enter into forward purchase commitments to purchase MBS on an agreed-upon date and price similar to the terms of forward sales commitments. These commitments are non-hedging derivatives in accordance with FASB guidance and recorded at fair value. The aggregate amount of forward loan purchase commitments was $39.3 million as of June 30, 2010. The fair value of the commitments was $0.2 million as of June 30, 2010.
The Corporation obtains dealer quotations to value its interest rate derivative contracts designated as hedges of cash flows, while the fair values of other derivative contracts are estimated utilizing internal valuation models with observable market data inputs. The estimated fair values of the Corporation’s derivatives are included in the Assets and Liabilities Recorded at Fair Value on a Recurring Basis table of Note 12 to the condensed consolidated financial statements.

The following table includes the notional amounts and estimated fair values of the Corporation’s derivative contracts outstanding as of the periods presented:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$325	$2,777	$228
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	18,500	(900)	22,000	(766)
Non-hedging derivatives:
Brokered certificates of deposit interest rate swap	723	85	723	59
Mortgage loan held for sale interest rate lock commitment	50,194	630	41,038	(370)
Mortgage loan forward sales commitments	72,329	(1,261)	—	—
Mortgage loan forward purchase commitments	39,306	209	—	—
Commercial loan interest rate swap with loan customer	3,716	388	3,766	323
Commercial loan interest rate swap with financial institution	3,716	(388)	3,766	(323)
The weighted-average rates paid and received for interest rate swaps outstanding as of June 30, 2010 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received
Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	0.46%	4.70%
Cash flow hedge interest rate swaps on subordinated debentures	4.42	1.87
Non-hedging interest rate swap on commercial loan	6.73	6.73
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

Amounts included in the condensed consolidated statements of operations related to interest rate derivatives designated as hedges of fair value are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Interest rate swap on brokered certificates of deposit:
Amount of gain included in interest expense on deposits	$29	$26	$59	$49
Amount of gain (loss) included in other noninterest income	—	(51)	1	(481)
Amounts included in the condensed consolidated statements of operations and in other comprehensive loss for the period related to interest rate derivatives designated as hedges of cash flows are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Interest rate swap on subordinated debenture:
Net loss included in interest expense on subordinated debt	$(159)	$(104)	$(315)	$(159)
Amount of (loss) gain recognized in other comprehensive income	(92)	223	(191)	205
An immaterial amount of ineffectiveness related to interest rate derivatives designated as hedges of cash flows was recognized in the condensed consolidated statements of operations during the reported periods. The accumulated net after-tax loss related to effective cash flow hedge included in accumulated other comprehensive income was $0.6 million as of June 30, 2010 and 2009.
Amounts included in the condensed consolidated statements of operations related to non-hedging interest rate swaps on commercial loans were not significant during any of the reported periods. As stated above, the Corporation enters into non-hedge-related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Corporation simultaneously enters into an offsetting derivative contract with a third party. The Corporation recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Corporation acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Corporation’s results of operations.
Gain (loss) included in noninterest income in the condensed consolidated statements of operations related to non-hedging derivative instruments are as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Non-hedging derivatives:
Brokered certificates of deposit interest rate swap	$25	$(27)	$41	$(72)
Mortgage loan held for sale interest rate lock commitment	807	12	1,000	288
Mortgage loan forward sales commitments	(1,261)	—	(1,261)	—
Mortgage loan forward purchase commitments	209	—	209	—

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
The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts was approximately $3.2 million as of June 30, 2010.

Note 7 — Segment Reporting
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
The Corporation evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. Net interest income is used as the basis for performance evaluation rather than its components, total interest income and total interest expense. The accounting policies used by each reportable segment are the same as those discussed in Note 1 to the consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
		(Dollars in thousands)
Three Months Ended June 30, 2010
Net interest income	$9,942	$10,943	$20,885	$2,268	$23,153
Provision for loan losses(1)	1,889	11,751	13,640	36,723	50,363
Noninterest income	2,009	438	2,447	6,081	8,528
Noninterest expense	9,578	6,450	16,028	15,505	31,533

Operating profit (loss)	$484	$(6,820)	$(6,336)	$(43,879)	(50,215)

Income tax expense					3,507

Net loss					$(53,722)

Total assets	$1,057,887	$1,267,926	$2,325,813	$1,032,522	$3,358,335

Three Months Ended June 30, 2009
Net interest income	$8,931	$9,396	$18,327	$4,390	$22,717
Provision for loan losses(1)	1,424	1,486	2,910	3,072	5,982
Noninterest income	2,206	514	2,720	(1,893)	827
Noninterest expense	9,113	5,832	14,945	12,850	27,795

Operating profit (loss)	$600	$2,592	$3,192	$(13,425)	$(10,233)

Income tax benefit					(4,539)

Net loss					$(5,694)

Total assets	$1,073,850	$1,171,252	$2,245,102	$964,319	$3,209,421

Six Months Ended June 30, 2010
Net interest income	$20,090	$21,670	$41,760	$4,898	$46,658
Provision for loan losses(1)	2,862	18,969	21,831	37,659	59,490
Noninterest income	3,972	890	4,862	9,878	14,740
Noninterest expense	18,318	13,406	31,724	29,618	61,342

Operating profit (loss)	$2,882	$(9,815)	$(6,933)	$(52,501)	$(59,434)

Income tax expense					28

Net loss					$(59,462)

Six Months Ended June 30, 2009
Net interest income	$16,991	$18,467	$35,458	$8,588	$44,046
Provision for loan losses(1)	3,036	2,964	6,000	3,434	9,434
Noninterest income	4,277	1,029	5,306	(4,714)	592
Noninterest expense	17,425	11,568	28,993	22,866	51,859

Operating profit (loss)	$807	$4,964	$5,771	$(22,426)	$(16,655)

Income tax benefit					(7,387)

Net loss					$(9,268)

(1)	Provision for loan losses for Alabama and Florida segments primarily represents charge-offs during the periods presented. Any provision in excess of charge-offs initially flows though Administrative and Other.

Note 8 —Net Loss per Common Share
The following table sets forth the computation of basic net loss per common share and diluted net loss per common share (Dollars in thousands, except per share amounts):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(53,722)	$(5,694)	$(59,462)	$(9,268)
Less preferred stock dividends and amortization	(899)	(1,167)	(899)	(2,310)

For basic and diluted, net loss applicable to common stockholders	$(54,621)	$(6,861)	$(60,361)	$(11,578)

Denominator:
For basic, weighted average common shares outstanding	12,305	10,071	11,977	10,062
Effect of dilutive stock options	—	—	—	—

Average common shares outstanding, assuming dilution	12,305	10,071	11,977	10,062

Basic net loss per common share	$(4.44)	$(0.68)	$(5.04)	$(1.15)

Diluted net loss per common share	$(4.44)	$(0.68)	$(5.04)	$(1.15)

Basic net loss per common share is calculated by dividing net loss, less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net loss per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Common stock equivalents of 415,329 and 439,600 and 67,422 and 77,027 were not included in computing diluted net loss per share for the three and six months ended June 30, 2010 and 2009, respectively, as they were considered anti-dilutive.

Note 9 — Comprehensive Loss
Total comprehensive loss was $52.0 million and $56.8 million for the three and six months ended June 30, 2010, respectively, and $4.1 million and $9.3 million for the three and six months ended June 30, 2009, respectively. Total comprehensive loss consists of net loss and other comprehensive loss. The components of other comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)
Three Months Ended June 30, 2010
Unrealized gain on available-for-sale securities	$4,031	$(1,491)	$2,540
Reclassification adjustment for gains realized in net loss	(1,356)	502	(854)
Unrealized gain on derivatives	24	(9)	15
Reclassification adjustment for gains realized in net loss	(13)	5	(8)

Net unrealized gain	$2,686	$(993)	$1,693

Three Months Ended June 30, 2009
Unrealized loss on available-for-sale securities	$(3,660)	$1,354	$(2,306)
Reclassification adjustment for losses realized in net loss	5,781	(2,139)	3,642
Unrealized gain on derivatives	354	(131)	223

Net unrealized gain	$2,475	$(916)	$1,559

Six Months Ended June 30, 2010
Unrealized gain on available-for-sale securities	$5,571	$(2,061)	$3,510
Reclassification adjustment for gains realized in net loss	(1,158)	428	(730)
Unrealized loss on derivatives	(134)	51	(83)
Reclassification adjustment for gains realized in net loss	(13)	5	(8)

Net unrealized gain	$4,266	$(1,577)	$2,689

Six Months Ended June 30, 2009
Unrealized loss on available-for-sale securities	$(12,054)	$4,459	$(7,595)
Reclassification adjustment for losses realized in net loss	11,626	(4,302)	7,324
Unrealized gain on derivatives	325	(120)	205

Net unrealized loss	$(103)	$37	$(66)

Note 10 — Income Taxes
The Corporation recognized income tax expense of $3.5 million and $0.0 million for the three and six months ended June 30, 2010, respectively, compared to an income tax benefit of $4.5 million and $7.4 million for the three and six months ended June 30, 2009, respectively. The difference between the effective tax rates in 2010 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% was primarily due to the recognition of an additional $22.0 million valuation allowance against the Corporation’s deferred tax assets (“DTAs”). The Corporation’s total valuation allowance was $23.2 million at June 30, 2010. The difference between the effective and statutory tax rates in 2009 was primarily due to certain tax-exempt income from investments and income reported from insurance policies.
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.
The recognition of DTAs is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by the Corporation’s subsidiaries, and the implementation of various tax planning strategies to maximize realization of the DTA. A complete discussion of management’s assessment of the realizability of the Corporation’s DTAs is included in the 2009 Annual Report on Form 10-K under the heading “Critical Accounting Estimates” in Management’s Discussion and Analysis and in Note 14 to the 2009 consolidated financial statements.
Management evaluates the realizability of DTAs quarterly and, if necessary, adjusts the valuation allowance accordingly. Based on the net loss incurred in the second quarter, management has revised its assessment of the realizablity of the DTAs as of June 30, 2010 and recorded a $23.2 million valuation allowance. As previously disclosed in the 2009 Annual Report on Form 10-K, forecasted taxable income is based on several economic scenarios which have been stressed in varying degrees to reflect slower economic recovery than currently anticipated by management. Under the model, this results in additional credit losses with a corresponding impact on the net interest assigned an individual probability of occurring each year, with the final forecast comprising the scenarios that exceed a cumulative probability of 50% (the “more likely than not” threshold) in any year. Based on the current period loss, management revised these assigned probabilities, which reduced the amount of projected taxable income exceeding the more likely than not threshold. This required management to increase the valuation allowance. Additionally, management may further increase the valuation allowance in the near term if estimates of future taxable income are reduced due to further deteriorations in market conditions or the economy, which could produce additional credit losses within the loan and investment portfolios.
Note 11 — Stock Incentive Plan
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
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the six months ended June 30:

	2010	2009
Risk-free interest rate	2.57%	3.59%
Volatility factor	55.79	35.59
Expected term (in years)	5.00	5.00
Dividend yield	0.00	0.00

A summary of stock option activity as of June 30, 2010 and changes during the six months ended is shown below (Dollars in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
For the Six Months Ended June 30, 2010	Number	Price	Term	Value
Under option, beginning of period	925,647	$26.85
Granted	5,000	3.44
Exercised	—	—
Forfeited	(25,119)	14.62

Under option, end of period	905,528	$27.06	5.21	$—

Exercisable at end of period	613,028	$31.91	2.63	$—

Weighted-average fair value per option of options granted during the period	$3.44

As of June 30, 2010, there was $0.3 million of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 30 months unless the shares vest earlier based on achievement of benchmark trading price levels. During the three and six months ended June 30, 2010, the Corporation recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to options granted. During the three and six months ended June 30, 2009, the Corporation recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to options granted.
Note 12 — Fair Value Measurements
In accordance with FASB guidance, the Corporation measures fair value at the price that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Corporation prioritizes the assumptions that market participants would use in pricing the asset or liability (“inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs for which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the Corporation’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset as of June 30, 2010:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
June 30, 2010
Investment securities available-for-sale
U.S. Agency securities	$18,619	$—	$18,619	$—
Mortgage-backed securities:
U.S. Agency MBS pass-through	112,422	—	112,422	—
U.S. Agency CMO	84,454	—	84,454	—
Private-label CMO	14,656	—	8,052	6,604

Total MBS	211,532	—	204,928	6,604
State, county and municipal securities	30,661	—	29,061	1,600
Corporate obligations:
Corporate debt	4,000	—	4,000	—
Pooled trust preferred securities	3,263	—	—	3,263
Single issue trust preferred securities	1,755	—	—	1,755

Total corporate obligations	9,018	—	4,000	5,018
Equity securities	113	113	—	—

Total investment securities available-for-sale	269,943	113	256,608	13,222
Derivative assets	1,637	—	1,637	—

Total recurring basis measured assets	$271,580	$113	$258,245	$13,222

Derivative liabilities	$2,549	$—	$2,549	$—

Total recurring basis measured liabilities	$2,549	$—	$2,549	$—

The table below presents the Corporation’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset as of December 31, 2009:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
December 31, 2009
Investment securities available-for-sale
U.S. Agency securities	$53,681	$—	$53,681	$—
Mortgage-backed securities:
U.S. Agency pass-through	163,724	—	163,724	—
U.S. Agency CMO	12,759	—	12,759	—
Private-label CMO	16,191	—	8,771	7,420

Total MBS	192,674	—	185,254	7,420
State, county and municipal securities	31,462	—	29,733	1,729
Corporate obligations:
Corporate debt	4,000	—	4,000	—
Pooled trust preferred securities	3,203	—	—	3,203
Single issue trust preferred securities	977	—	—	977

Total corporate obligations	8,180	—	4,000	4,180
Equity securities	313	313	—	—

Total investment securities available-for-sale	286,310	313	272,668	13,329
Derivative assets	610	—	610	—

Total recurring basis measured assets	$286,920	$313	$273,278	$13,329

Derivative liabilities	$1,459	$—	$1,459	$—

Total recurring basis measured liabilities	$1,459	$—	$1,459	$—

Valuation Techniques — Recurring Basis
Securities Available-for-Sale
When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include a single issue trust preferred security and CDOs backed by pooled trust preferred securities and certain private-label mortgage-backed securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings (see Note 3 — Trust Preferred Securities). As of June 30, 2010, the fair values of five private-label mortgage-backed securities totaling $6.6 million were measured using Level 3 inputs because the market has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (see Note 3 — Mortgage-backed Securities).

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
Level 3 Assets Measured at Fair Value on a Recurring Basis

	Available-for-Sale Securities
	June 30,
	2010	2009
	(Dollars in thousands)
Balance at January 1	$13,329	$18,497
Transfer into level 3 category during the year	—	6,181
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(97)	(11,626)
Included in other comprehensive loss	929	(3,038)
Other changes due to principal payments	(939)	(309)

Balance at June 30	$13,222	$9,705

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at June 30	$(97)	$(11,626)

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset for the periods indicated:

		Quoted Prices
		in
		Active Markets
		for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
June 30, 2010
Mortgage loans held-for-sale	$54,823	$—	$54,823	$—
Impaired loans, net of specific allowance	204,957	—	—	204,957
Other foreclosed real estate	45,184	—	—	45,184
Other real estate held-for-sale	3,342	—	—	3,342

Total nonrecurring basis measured assets	$308,306	$—	$54,823	$253,483

December 31, 2009
Mortgage loans held-for-sale	$71,879	$—	$71,879	$—
Impaired loans, net of specific allowance	155,545	—	—	155,545
Other foreclosed real estate	41,618	—	—	41,618
Other real estate held-for-sale	3,349	—	—	3,349

Total nonrecurring basis measured assets	$272,391	$—	$71,879	$200,512

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held- for- Sale
Mortgage loans held-for-sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.
Impaired Loans
Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are collateral-dependent, and their fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral typically includes real estate and/or business assets including equipment. The value of real estate collateral is determined based on such appraisals. The value of business equipment is also determined based on such appraisals, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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
Other Real Estate Held-for-Sale
Other real estate held-for-sale, which consists primarily of closed branch locations, is carried at the lower of cost or fair value, less estimated selling expenses. The fair value of other real estate held-for-sale is determined based on management’s appraisal of properties’ assessed values and general market conditions. Other real estate held-for-sale is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
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
Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amounts payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances from the FHLB Atlanta to a schedule of aggregated expected monthly maturities on time deposits.
Advances from FHLB Atlanta
The fair values of FHLB Atlanta advances are based on pricing supplied by FHLB Atlanta.
Federal Funds Borrowed and Security Repurchase Agreements
The carrying amount of federal funds borrowed and security repurchase agreements approximate their fair values.
Notes Payable
The carrying amount of variable rate notes payable approximates their fair values. The fair value for fixed-rate notes payable is estimated using a discounted cash flow calculation that applies an interest rate based on a credit spread above the current Treasury yield.

Subordinated debentures
Rates currently available in the market for preferred offerings with similar terms and maturities are used to estimate fair value.
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information, which is continuously changing. Because no quoted market prices exist for a significant portion of the Corporation’s financial instruments, fair values for such instruments are based on management’s assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.
The estimated fair values of the Corporation’s financial instruments for the periods indicated are as follows:

	June 30, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$54,648	$54,648	$74,020	$74,020
Interest-bearing deposits in other banks	245,182	245,182	23,714	23,714
Federal funds sold	1,328	1,328	2,036	2,036
Securities available for sale	269,943	269,943	286,310	286,310
Tax lien certificates	18,820	18,820	19,292	19,292
Mortgage loans held for sale	54,823	54,823	71,879	71,879
Net loans	2,403,135	2,418,129	2,430,813	2,440,026
Stock in FHLB	18,212	18,212	18,212	18,212
Accrued interest receivable	50,792	50,792	50,142	50,142
Derivative assets	1,637	1,637	610	610
Financial liabilities:
Deposits	2,838,521	2,856,411	2,656,573	2,671,504
Advances from FHLB	216,324	233,574	218,322	233,028
Security repurchase agreements	762	762	841	841
Note payable	45,150	46,765	45,917	45,917
Subordinated debentures	81,196	58,956	84,170	51,609
Derivative liabilities	2,549	2,549	1,459	1,459
Note 13 — Stockholders’ Equity
During the second quarter of 2010, Cambridge Savings Bank (“Cambridge”) exchanged $3.5 million of trust preferred securities issued by the Corporation’s wholly-owned unconsolidated subsidiary, Superior Capital Trust I, for 849,156 shares of the Corporation’s common stock, pursuant to an agreement dated January 15, 2010. The number of shares of common stock issued to Cambridge was based on 77% of the face value of the trust preferred securities divided by a weighted average of the sales prices of newly issued shares of the Corporation’s common stock sold between the date of the agreement and the closing of the exchange ($2.4 million at $3.19 per share and $1.1 million at $3.15 per share). The Corporation recorded a net after-tax gain of $0.5 million upon exchange of the trust preferred securities. The exchange increased stockholders’ equity by approximately $3.2 million, consisting of both the increase in equity upon recording a $0.5 million gain on exchange of the securities and the value of the newly issued shares.
On January 20, 2010, the Corporation entered into an agreement with KBW, Inc. (“KBW”) pursuant to which KBW will exchange $4.0 million of trust preferred securities issued by the Corporation’s wholly-owned unconsolidated subsidiary, Superior Capital Trust I, for shares of the Corporation’s common stock. The number of shares of common stock to be issued to KBW will equal 50% of the face value of the trust preferred securities divided by the greater of the following prices of the Corporation’s common stock during the ten trading days prior to the closing of the exchange: (1) the average of the closing prices or (2) 90% of the volume-weighted average price. The consummation of the transaction is conditioned upon obtaining consent of the Corporation’s stockholders if required by NASDAQ, and other customary closing conditions. Consummation of the transaction remains pending.
Neither the Corporation nor its affiliates have any material relationship with Cambridge other than in respect of the exchange agreement. Neither the Corporation nor its affiliates have any material relationship with KBW, except that the Corporation has engaged an affiliate of KBW to assist it in formulating and implementing strategies to strengthen its capital position.
In the second quarter, the Corporation issued Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) with a liquidation value of $11.1 million for cash consideration of $11.1 million. At the same time, the Corporation issued to the purchasers five-year warrants to purchase 792,859 shares of the Corporation’s common stock at an exercise price of $3.50 per share. The fair value of the warrants was determined to be $1.2 million using the Black-Scholes option-pricing model and the value allocated using the proportional method. The assumptions used in the model were: risk-free rate of 2.38%, volatility factor of 65.90% and a dividend yield of 0.00%. The Series B Preferred Stock had a beneficial conversion feature of $2.5 million as of the date of issuance. The value of the warrants and the beneficial conversion feature is being amortized against retained earnings as part of the preferred stock dividend until December 15, 2010. The Series B Preferred Stock is mandatorily convertible upon the earlier of December 15, 2010 or the completion of additional capital financing by the Corporation, but is not voluntarily convertible by the holder prior to such time. If the Series B Preferred Stock converts in conjunction with the consummation of additional capital financing, the conversion rate will be the lower of $2.89 or 83% of the offering price of the additional financing. If the Series B Preferred Stock converts on December 15, 2010, the conversion rate will be the lower of $2.89 or 83% of the 10-day volume-weighted trailing average of closing prices of the Corporation’s common stock.
In addition, during the second quarter, the Corporation issued Series C Cumulative Convertible Preferred Stock with a liquidation value of $0.3 million for cash consideration in the same amount along with five-year warrants to purchase 21,429 shares of its common stock at an exercise price of $3.50. The fair value of the warrants, which were nominal, was determined using the Black-Scholes option-pricing model and the value allocated using the proportional method. The assumptions used in the model were: risk-free rate of 2.38%, volatility factor of 65.90% and a dividend yield of 0.00%. The value of the warrants is being amortized against retained earnings as part of the preferred stock dividend until December 15, 2010. The Series C Preferred Stock is mandatorily convertible upon the earlier of December 15, 2010 or the completion of additional capital financing by the Corporation, but is not voluntarily convertible by the holder prior to such time. The conversion rate of the Series C Preferred Stock is the market price (the “Market Price”) of the Corporation’s common stock on the trading day immediately preceding the date of issuance of the Series C Preferred Stock. However, if stockholder approval is obtained prior to conversion, the conversion rate of the Series C Preferred Stock will be the lower of (a) the Market Price and (b) 83% of the offering price of additional capital financings by the Corporation or, if no such financing occurs, the 10-day volume-weighted trailing average of closing prices of the Corporation’s common stock prior to December 15, 2010.
There were no underwriting discounts or commissions in connection with the sale of Series B Preferred Stock or Series C Preferred Stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our June 30, 2010 condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.
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

Overview
Our principal subsidiary is Superior Bank, a federal savings bank. Superior Bank has principal offices in Birmingham, Alabama and Tampa, Florida, and operates 73 banking offices in Alabama (45) and Florida (28). Superior Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in northern Alabama, doing business as 1st Community Credit and Superior Financial Services. We had assets of approximately $3.358 billion, loans of approximately $2.483 billion, deposits of approximately $2.839 billion and stockholders’ equity of approximately $149.3 million as of June 30, 2010. Total assets increased 4.2% compared to $3.222 billion as of December 31, 2009. Loans increased 0.4% compared to $2.473 billion as of December 31, 2009. Total deposits increased 6.9% from $2.657 billion as of December 31, 2009.
We incurred a net loss for the three months ended June 30, 2010 of $53.7 million compared to a net loss of $5.7 million in the three months ended June 30, 2009. Included in the net loss for the three months ended June 30, 2010 was an increase in credit-related costs (i.e. provisions for loan loss, other real estate owned (“OREO”) expense, collection costs, etc.) of $46.0 million. This increase was partially offset by a $5.3 million decline in other-than-temporary impairments (“OTTI”) associated with securities in our investment portfolio. We also recorded a $22.0 million deferred tax valuation allowance, which eliminated any tax benefit on our loss for the three months ended June 30, 2010.
During the quarter, we experienced (1) a migration of performing classified loans into non-performing status, (2) an increase in troubled debt restructurings (“TDRs”) resulting from workout activity, and (3) an increase in collateral impairments relative to other external factors such as short sales and deteriorated values in comparable properties. These factors created the need for increased loan loss provision during the second quarter of 2010. In addition, management increased the general allowance for loan losses to account for its estimate of losses related to the recent oil spill in the Gulf of Mexico (“the spill”). The historical loss ratio used to estimate the allowance for loan losses also increased significantly during the second quarter of 2010. The ratio is based on a four-quarter rolling average and has been affected by the level of charge-offs during 2010. See Part II, Item 1A. “Risk Factors—Risks Relating to our Business” elsewhere in this report.
Our non-performing loans increased to $231.4 million, or 9.32% of loans as of June 30, 2010, from $178.0 million, or 7.10% of loans as of March 31, 2010. The overall increase in nonperforming loans was primarily related to real estate construction and commercial real estate mortgage loan portfolios. Loans in the 30-89 days past due category decreased to 1.78% of total loans as of June 30, 2010 from 1.88% of total loans as of March 31, 2010. Non-performing assets were 8.25% of total assets as of June 30, 2010 compared to 6.73% as of March 31, 2010.
Our annualized ratio of net charged-off loans to average loans increased to 2.26% for the three months ended June 30, 2010 compared to 1.27% for the three months ended March 31, 2010 and 1.03% for the three months ended December 31, 2009. Of the $14.1 million net charge-offs, for the three months ended June 30, 2010, Superior Bank’s net charge-offs were $13.5 million, or 2.17% of consolidated average loans on an annualized basis, and our two consumer finance companies’ net charge-offs were $0.6 million, or 0.09% of consolidated average loans on an annualized basis.
Our loan loss provision significantly increased over the provision reflected in previous periods, with a provision of $50.4 million for the three months ended June 30, 2010, compared to $9.1 million for the three months ended March 31, 2010 and $6.0 million for the three months ended June 30, 2009. As of June 30, 2010, the allowance for loan losses increased by $36.2 million to $79.4 million, or 3.20% of net loans, compared to $43.2 million, or 1.72% of net loans, as of March 31, 2010. In addition, our losses and expenses on OREO were $3.4 million during the three months ended June 30, 2010 and $2.6 million for the three months ended March 31, 2010, an increase from the $1.7 million during the three months ended June 30, 2009, reflecting dispositions of several foreclosed properties. At 3.20% of net loans, the allowance for loan losses is equal to approximately 2.4x net loan losses for the last 12 months.
Our loans, net of unearned income, were $2.483 billion as of June 30, 2010, a decrease of 0.9%, or $22.9 million, from $2.505 billion as of March 31, 2010. As of June 30, 2010, we had a decrease in balances outstanding in certain categories of loans, primarily in residential construction lending, which decreased $13.0  million to $288.9 million compared to $301.9 million as of March 31, 2010. This was primarily related to existing construction loans paying off as completed homes have sold during the spring and summer selling season. Commercial construction also decreased slightly by $0.4 million to $391.5 million compared to March 31, 2010, as projects have been completed. Other categories of commercial real estate lending were up approximately $3.5 million, principally related to increases in healthcare-related properties. In addition, single-family residential mortgages decreased approximately $2.7 million from March 31, 2010. Our stance on new credit will continue to remain cautious, with loan totals likely remaining flat to declining slowly. We also are subject to certain lending restrictions imposed by the Office of Thrift Supervision (“OTS”). See Part II, Item 1A. “Risk Factors—Risks Relating to Our Business” elsewhere in this report. This is also consistent with our stance on capital preservation in the near term, as we seek to maintain high capital ratios in this uncertain environment.
Our primary source of revenue is net interest income, which is determined by calculating the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by credit cost, including the provision for loan losses, losses and other costs on foreclosed properties (“foreclosure losses”), and other noninterest expenses, such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue, such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence. See Part II, Item 1A. “Risk Factors—Risks Relating to Our Business” elsewhere in this report.
Net interest income decreased to $23.2 million during the three months ended June 30, 2010 from $23.5 million for the three months ended March 31, 2010, and increased from the $22.7 million for the three months ended June 30, 2009. The net interest margin was 3.02% for the three months ended June 30, 2010 compared to 3.19% for the three months ended March 31, 2010 and 3.22% for the three months ended June 30, 2009. In prior periods, payments on our $69.0 million principal amount of preferred stock issued to the Treasury under the CPP were treated as dividends, but effective with the conversion of that preferred stock to trust preferred securities in December 2009, payments on those trust preferred securities were treated as interest expense. This had an effect on the reported net interest margin for the three and six months ended June 30, 2010 of 0.22% for both periods. The effect on net interest margin of loans being placed on non-accrual status approximated 0.19% and 0.13% for the three and six months ended June 30, 2010, respectively. Including both foregone interest and the reversal of interest accrued during the year on those loans, the effect on net interest margin was 0.57% and 0.49%, respectively. Additionally, the net interest margin reflected our decision to maintain higher levels of very short-term investments for liquidity purposes. These investments, which averaged $145.0 million and $117.9 million for the three and six months ended June 30, 2010, respectively, had an average yield of 0.36% and 0.38%, respectively, which led to a decline in the yield on earning assets.
Liquidity and Capital
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $201.4 million to $301.2 million as of June 30, 2010 from $99.8 million as of December 31, 2009. As of June 30, 2010, short-term liquid assets were 9.0% of total assets, compared to 3.1% as of December 31, 2009. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans and federal funds sold. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs. See Part II, Item 1A. “Risk Factors—Risks Relating to Our Business” elsewhere in this report.
Superior Bank is “adequately capitalized” under regulatory guidelines, with a total risk-based capital ratio of 8.85%, a Tier I core capital ratio of 5.64% and a Tier I risk-based capital ratio of 7.22% as of June 30, 2010. Superior Bank’s tangible common equity ratio was 6.34% as of June 30, 2010. Our consolidated total risk-based capital ratio was 9.46% and our tangible common equity ratio was 3.41% as of June 30, 2010. We are currently exploring and pursuing a variety of initiatives aimed at increasing our capital and returning to “well capitalized” status.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements elsewhere in this report for other recent accounting pronouncements that are not expected to have a significant effect on our financial condition, results of operations or cash flows.

Results of Operations
For the three months ended June 30, 2010, we reported a net loss of $53.7 million, primarily as a result of increases in the provision for loan losses of $44.4 million, foreclosure losses of $1.6 million, and salaries and benefits of $1.5 million. These expense increases were partially offset by a decrease in losses on portfolio securities of $7.1 million compared to the same period in 2009.
For the six months ended June 30, 2010, we reported a net loss of $59.5 million, primarily as a result of increases in the provision for loan losses of $50.1 million, foreclosure losses of $3.6 million, and salaries and benefits of $3.4 million. These expense increases were partially offset by a decrease in security losses of $12.8 million compared to the same period in 2009.
Changes in other components of our operations are discussed in the various sections that follow. The following table presents key data for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Net loss	$(53,722)	$(5,694)	$(59,462)	$(9,268)
Net loss applicable to common shareholders	(54,621)	(6,861)	(60,361)	(11,578)
Net loss per common share (diluted)	(4.44)	(0.68)	(5.04)	(1.15)
Net interest margin	3.02%	3.22%	3.10%	3.17%
Net interest spread	2.89	3.04	2.97	2.97
Return on average assets	(6.42)	(0.72)	(3.62)	(0.60)
Return on average stockholders’ equity	(113.06)	(9.28)	(62.73)	(7.51)
Common book value per share	$10.24	$16.66	$10.24	$16.66

The following tables depict, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$2,565,992	$36,212	5.66%	$2,459,020	$35,959	5.87%
Investment securities
Taxable	258,851	2,625	4.07	280,655	3,778	5.40
Tax-exempt (2)	29,781	476	6.41	41,510	658	6.36

Total investment securities	288,632	3,101	4.31	322,165	4,436	5.52
Federal funds sold	2,690	2	0.30	3,498	2	0.23
Other investments	181,794	393	0.87	71,650	456	2.55

Total interest-earning assets	3,039,108	39,708	5.24	2,856,333	40,853	5.74
Noninterest-earning assets:
Cash and due from banks	69,357			81,951
Premises and equipment	102,204			105,519
Accrued interest and other assets	187,145			160,060
Allowance for loan losses	(43,709)			(29,889)

Total assets	$3,354,105			$3,173,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$657,265	$2,060	1.26%	$672,869	$2,172	1.29%
Savings deposits	344,485	1,117	1.30	235,946	904	1.54
Time deposits	1,520,740	8,275	2.18	1,402,255	11,033	3.16
Other borrowings	267,839	2,542	3.81	292,474	2,597	3.56
Subordinated debentures (2)	84,487	2,843	13.50	60,795	1,206	7.96

Total interest-bearing liabilities	2,874,816	16,837	2.35	2,664,339	17,912	2.70
Noninterest-bearing liabilities:
Demand deposits	269,095			245,819
Accrued interest and other liabilities	19,600			17,663

Total liabilities	3,163,511			2,927,821
Stockholders’ equity	190,594			246,153

Total liabilities and stockholders’ equity	$3,354,105			$3,173,974

Net interest income/net interest spread		22,871	2.89%		22,941	3.04%

Net yield on earning assets			3.02%			3.22%

Taxable equivalent adjustment (2):
Investment securities		(162)			(224)
Interest expense on subordinated debentures		444			—

Net interest income		$23,153			$22,717

	Six Months Ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$2,552,351	$72,554	5.73%	$2,425,767	$70,911	5.89%
Investment securities
Taxable	256,332	5,536	4.36	291,255	7,787	5.39
Tax-exempt (2)	30,023	948	6.37	40,898	1,307	6.44

Total investment securities	286,355	6,484	4.57	332,153	9,094	5.52
Federal funds sold	2,452	3	0.25	5,359	7	0.26
Other investments	155,115	765	0.99	64,739	818	2.55

Total interest-earning assets	2,996,273	79,806	5.37	2,828,018	80,830	5.76
Noninterest-earning assets:
Cash and due from banks	71,594			76,104
Premises and equipment	102,555			105,300
Accrued interest and other assets	185,932			156,807
Allowance for loan losses	(42,764)			(29,508)

Total assets	$3,313,590			$3,136,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$661,245	$4,114	1.25%	$657,286	$4,366	1.34%
Savings deposits	321,148	2,090	1.31	217,655	1,825	1.69
Time deposits	1,501,486	16,773	2.25	1,380,972	22,811	3.33
Other borrowings	268,403	5,064	3.80	312,812	4,938	3.18
Subordinated debentures (2)	84,372	5,674	13.56	60,823	2,400	7.96

Total interest-bearing liabilities	$2,836,654	33,715	2.40	$2,629,548	36,340	2.79
Noninterest-bearing liabilities:
Demand deposits	265,636			238,722
Accrued interest and other liabilities	20,158			19,594

Total liabilities	3,122,448			2,887,864
Stockholders’ equity	191,142			248,857

Total liabilities and stockholders’ equity	$3,313,590			$3,136,721

Net interest income/net interest spread		46,091	2.97%		44,490	2.97%

Net yield on earning assets			3.10%			3.17%

Taxable equivalent adjustment: (2)
Investment securities		(322)			(444)
Interest expense on subordinated debentures		889			—

Net interest income		$46,658			$44,046

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income/expense and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs. 2009			2010 vs. 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$106,972	$253	(0.21)%	$126,584	$1,643	(0.16)%
Investment securities
Taxable	(21,804)	(1,153)	(1.33)	(34,923)	(2,251)	(1.03)
Tax-exempt	(11,729)	(182)	0.05	(10,875)	(359)	(0.07)

Total investment securities	(33,533)	(1,335)	(1.21)	(45,798)	(2,610)	(0.95)
Federal funds sold	(808)	—	0.07	(2,907)	(4)	(0.01)
Other investments	110,144	(63)	(1.68)	90,376	(53)	(1.56)

Total interest-earning assets	$182,775	(1,145)	(0.50)	$168,255	(1,024)	(0.39)

Interest-bearing liabilities:
Demand deposits	$(15,604)	$(112)	(0.03)%	$3,959	$(252)	(0.09)%
Savings deposits	108,539	213	(0.24)	103,493	265	(0.38)
Time deposits	118,485	(2,758)	(0.98)	120,514	(6,038)	(1.08)
Other borrowings	(24,635)	(55)	0.25	(44,409)	126	0.62
Subordinated debentures	23,692	1,637	5.54	23,549	3,274	5.60

Total interest-bearing liabilities	$210,477	(1,075)	(0.35)	$207,106	(2,625)	(0.39)

Net interest income/net interest spread		(70)	(0.15)%		1,601	—%

Net yield on earning assets			(0.20)%			(0.07)%

Taxable equivalent adjustment:
Investment securities		62			122
Interest expense on subordinated debentures		444			889

Net interest income		$436			$2,612

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs. 2009 (1)			2010 vs. 2009 (1)
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$253	$(1,299)	$1,552	$1,643	$(1,969)	$3,612
Interest on securities:
Taxable	(1,153)	(877)	(276)	(2,251)	(1,383)	(868)
Tax-exempt	(182)	5	(187)	(359)	(14)	(345)
Interest on federal funds	—	1	(1)	(4)	—	(4)
Interest on other investments	(63)	(439)	376	(53)	(713)	660

Total interest income	(1,145)	(2,609)	1,464	(1,024)	(4,079)	3,055
Expense from interest-bearing liabilities:
Interest on demand deposits	(112)	(56)	(56)	(252)	(280)	28
Interest on savings deposits	213	(157)	370	265	(472)	737
Interest on time deposits	(2,758)	(3,635)	877	(6,038)	(7,894)	1,856
Interest on other borrowings	(55)	174	(229)	126	883	(757)
Interest on subordinated debentures	1,637	1,049	588	3,274	2,112	1,162

Total interest expense	(1,075)	(2,625)	1,550	(2,625)	(5,651)	3,026

Net interest income	$(70)	$16	$(86)	$1,601	$1,572	$29

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income
Noninterest income increased $7.7 million and $14.1 million to $8.5 million and $14.7 million for the three and six months ended June 30, 2010, respectively, compared to $0.8 million and $0.6 million for the three and six months ended June 30, 2009, respectively. The increases were primarily due to reductions in OTTI, increases in mortgage banking income and a gain on the exchange of trust preferred securities for shares of our common stock. See “Financial Condition – Investment Securities” for additional discussion. The components of noninterest income for the periods indicated consisted of the following:

	Three Months Ended June 30,
	2010	2009	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,335	$2,524	(7.49)%
Mortgage banking income	2,667	2,271	17.44
Investment securities gains (losses)	1,356	(5,781)	NCM
Change in fair value of derivatives	(239)	(67)	NCM
Increase in cash surrender value of life insurance	558	540	3.33
Gain on exchange of subordinated debt for common stock	507	—	NCM
Other noninterest income	1,344	1,340	0.30

Total	$8,528	$827	NCM	%

	Six Months Ended June 30,
	2010	2009	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$4,551	$4,911	(7.33)%
Mortgage banking income	4,677	3,961	18.08
Investment securities gains (losses)	1,158	(11,626)	NCM
Change in fair value of derivatives	(29)	(266)	NCM
Increase in cash surrender value of life insurance	1,126	1,055	6.73
Gain on exchange of subordinated debt for common stock	507	—	NCM
Other noninterest income	2,750	2,557	7.55

Total	$14,740	$592	NCM	%

NCM — not considered meaningful.

Noninterest expenses
Noninterest expenses increased $3.7 million, or 13.5%, and $9.5 million, or 18.3%, to $31.5 million and $61.3 million for the three and six months ended June 30, 2010, respectively, from $27.8 million and $51.9 million for the three and six months ended June 30, 2009, respectively. These increases were primarily due to increased foreclosure losses, salaries and employee benefits and professional fees. Our foreclosure losses relate to various costs incurred to acquire, maintain and dispose of other real estate acquired through foreclosure. These costs are directly related to the volume of foreclosures, which have increased due to the negative credit cycle. These costs could increase in future periods, depending on the duration of the credit cycle, and have a material impact on our operating expenses. The increase in salaries and employee benefits was primarily related to the expansion of our mortgage operations. Noninterest expenses included the following for the periods indicated:

	Three Months Ended June 30,
			%
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$13,840	$12,304	12.48%
Occupancy, furniture and equipment expense	4,850	4,503	7.71
Amortization of core deposit intangibles	869	985	(11.78)
FDIC assessments	1,853	1,932	(4.09)
Foreclosure losses	3,358	1,748	92.11
Professional fees	1,438	1,027	40.02
Insurance expense	789	612	28.92
Postage, stationery and supplies	743	760	(2.24)
Communications expense	780	760	2.63
Advertising expense	625	787	(20.58)
Other operating expense	2,388	2,377	0.46

Total	$31,533	$27,795	13.45%

	Six Months Ended June 30,
			%
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$28,040	$24,613	13.92%
Occupancy, furniture and equipment expense	9,613	8,919	7.78
Amortization of core deposit intangibles	1,739	1,971	(11.77)
FDIC assessment	3,233	2,389	35.33
Foreclosure losses	5,935	2,317	156.15
Professional fees	2,818	1,792	57.25
Insurance expense	1,527	1,221	25.06
Postage, stationery and supplies	1,464	1,487	(1.55)
Communications expense	1,435	1,563	(8.19)
Advertising expense	1,296	1,337	(3.07)
Other operating expense	4,242	4,250	(0.19)

Total	$61,342	$51,859	18.29%

Income tax
We recognized income tax expense of $3.5 million and $0.0 million for the three and six months ended June 30, 2010, respectively, compared to an income tax benefit of $4.5 million and $7.4 million for the three and six months ended June 30, 2009, respectively. The difference between the effective tax rates in 2010 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% was primarily due to the recognition of an additional $22.0 million valuation allowance against our deferred tax assets (“DTAs”). Our total valuation allowance was $23.2 million at June 30, 2010. The difference between the effective and statutory tax rates in 2009 was primarily due to certain tax-exempt income from investments and income reported from insurance policies.
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities. See Part II, Item 1A. “Risk Factors—Risks Relating to Our Business” elsewhere in this report.
The recognition of DTAs is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries, and the implementation of various tax planning strategies to maximize realization of the DTAs. A complete discussion of management’s assessment of the realizability of our DTAs is included in our 2009 Annual Report on Form 10-K under the heading “Critical Accounting Estimates” in Management’s Discussion and Analysis and in Note 14 to the 2009 consolidated financial statements.
Management evaluates the realizability of DTAs quarterly and, if necessary, adjusts the valuation allowance accordingly. Based on the net loss incurred in the second quarter, management has revised its assessment of the realizablity of the DTAs as of June 30, 2010 and recorded a $23.2 million valuation allowance. As previously disclosed in our 2009 Annual Report on Form 10-K, forecasted taxable income is based on several economic scenarios which have been stressed in varying degrees to reflect slower economic recovery than currently anticipated by management. Under the model, this results in additional credit losses with a corresponding impact on the net interest margin. Each scenario is assigned an individual probability of this occurring each year, with the final forecast comprising the scenarios that exceed cumulative probability of 50% (the “more likely than not” threshold) in any year. Based on the second quarter loss, management revised these assigned probabilities, which reduced the amount of projected taxable income exceeding the more likely than not threshold. This required management to increase the valuation allowance. Additionally, management may further increase the valuation allowance in the near term if estimates of future taxable income are reduced due to further deteriorations in market conditions or the economy, which could produce additional credit losses within the loan and investment portfolios.
Provision for Loan Losses and Loan Charge-offs
The provision for loan losses was $50.4 million for the three months ended June 30, 2010, compared to $9.1 million for the three months ended March 31, 2010 and $6.0 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we had net charged-off loans totaling $14.1 million, compared to net charged-off loans of $7.8 million and $2.3 million for the three months ended March 31, 2010 and June 30, 2009, respectively. The annualized ratio of net charged-off loans to average loans was 2.26% for the three months ended June 30, 2010, compared to 1.27% and 0.39% for the three months ended March 31, 2010 and June 30, 2009, respectively. The allowance for loan losses was $79.4 million, or 3.20% of loans, net of unearned income, as of June 30, 2010, compared to $43.2 million, or 1.72%, and $33.5 million, or 1.40%, as of March 31, 2010 and June 30, 2009, respectively.

The following tables show the provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio for the periods indicated:

	For The Three Months Ended
	June 30,	March 31,	June 30,	December 31,
	2010	2010	2009	2009
	(Dollars in thousands)
Beginning allowance for loan losses	$43,190	$41,884	$29,870	$34,336
Provision for loan losses	50,363	9,127	5,982	13,947
Total charge-offs	14,633	8,087	2,513	6,793
Total recoveries	(505)	(266)	(165)	(394)

Net charge-offs	14,128	7,821	2,348	6,399

Ending allowance for loan losses	$79,425	$43,190	$33,504	$41,884

Total loans, net of unearned income	$2,482,560	$2,505,465	$2,398,471	$2,472,697

Allowance for loan losses to total loans, net of unearned income	3.20%	1.72%	1.40%	1.69%

	For The Six Months Ended		Year Ended
	June 30,	June 30,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Beginning allowance for loan losses	$41,884	$28,850	$28,850
Provision for loan losses	59,490	9,434	28,550
Total charge-offs	22,720	5,322	16,661
Total recoveries	(771)	(542)	(1,145)

Net charge-offs	21,949	4,780	15,516

Ending allowance for loan losses	$79,425	$33,504	$41,884

See “Financial Condition — Allowance for Loan Losses” for additional discussion
Results of Segment Operations
We have two reportable segments, the Alabama Region and the Florida Region. The Alabama Region consists of operations located throughout Alabama. The Florida Region consists of operations located primarily in the Tampa Bay area and panhandle region of Florida. Please see Note 7 — Segment Reporting in the accompanying notes to consolidated financial statements included elsewhere in this report for additional disclosure regarding our segment reporting. Operating profit (loss) by segment is presented below for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Alabama region	$484	$600	$2,882	$807
Florida region	(6,820)	2,592	(9,815)	4,964
Administrative and other	(43,879)	(13,425)	(52,501)	(22,426)
Income tax expense (benefit)	3,507	(4,539)	28	(7,387)

Consolidated net loss	$(53,722)	$(5,694)	$(59,462)	$(9,268)

Alabama Region
Operating income was $0.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively, compared to $0.6 million and $0.8 million for the three and six months ended June 30, 2009, respectively, primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses.
Net interest income for the three and six months ended June 30, 2010 increased $1.0 million and $3.1 million, or 11.3% and 18.2%, respectively, compared to the same periods in the prior year. The increase was the result of a decrease in the average cost of interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2010 increased $0.5 million and decreased $0.2 million, or 32.6% and 5.7%, respectively, compared to the same periods in the prior year. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three and six months ended June 30, 2010 decreased $0.2 million and $0.3 million, or 8.9% and 7.1%, respectively, compared to the same periods in the prior year, primarily due to a decline in service charges. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three and six months ended June 30, 2010 increased $0.5 million and $0.9 million, or 5.1%, for both periods, compared to the same periods in the prior year. This was primarily the result of an increase in the costs of foreclosed assets and was partially offset by a decline in salaries. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.
Florida Region
The Florida segment experienced an operating loss of $6.8 million and $9.8 million for the three and six months ended June 30, 2010, respectively, compared to operating income of $2.6 million and $5.0 million for the same periods in the prior year. The decrease in profits was primarily the result of an increase in the provision for loan losses.
Net interest income for the three and six months ended June 30, 2010 increased $1.5 million and $3.2 million, or 16.5% and 17.3%, respectively, compared to the same periods in the prior year. The increase was the result of a decrease in the average cost of interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three and six months ended June 30, 2010 increased $10.3 million and $16.0 million, respectively, compared to the same periods in the prior year. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three and six months ended June 30, 2010 decreased $0.1 million and $0.1 million, or 14.8% and 13.5%, respectively, compared to the same periods in the prior year, primarily due to a decline in service charges. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three and six months ended June 30, 2010 increased $0.6 million and $1.8 million, or 10.6% and 15.9%, respectively, compared to the same periods in the prior year, primarily as a result of an increase in the costs of foreclosed assets and professional fees. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.

Fair Value Measurements
We measure fair value at the price we would receive by selling an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs for which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect management’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
As of June 30, 2010 and December 31, 2009, we had $266.7 million, or 46.0%, and $213.8 million, or 49.0%, respectively, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 12 to the consolidated financial statements, available-for-sale securities with a carrying value of $13.2 million and $13.3 million, as of June 30, 2010 and December 31, 2009, respectively, were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities and a single issuer’s trust preferred security. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008, and that six private-label MBS be transferred during the second and third quarters of 2009.
Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings (See “Financial Condition — Investment Securities” below for additional discussion). As of June 30, 2010, the fair values of five private-label MBS totaling $6.6 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for securities with maturities and risk characteristics similar to the securities being measured (See “Financial Condition – Investment Securities – Mortgage-backed securities”). The remaining Level 3 assets, totaling $253.5 million, include loans which have been impaired, foreclosed other real estate and other real estate held for sale, which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is based primarily on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. See Note 12 to the condensed consolidated financial statements for additional disclosures regarding fair value measurements.
Financial Condition
Total assets were $3.358 billion as of June 30, 2010, an increase of $136.5 million, or 4.2%, from $3.222 billion as of December 31, 2009. Average total assets for the three months ended June 30, 2010 were $3.354 billion, and were funded by average total liabilities of $3.164 billion and average total stockholders’ equity of $190.6 million.
Short-term liquid assets
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $201.4 million to $301.2 million as of June 30, 2010 from $99.8 million as of December 31, 2009. As of June 30, 2010, short-term liquid assets were 9.0% of total assets, compared to 3.1% as of December 31, 2009. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. See “Liquidity” for additional discussion.

Investment Securities
Total investment securities decreased $16.4 million, or 5.7%, to $269.9 million as of June 30, 2010, from $286.3 million as of December 31, 2009. Average investment securities were $288.6 million and $286.4 million for the three and six months ended June 30, 2010, respectively, compared to $322.2 million and $332.2 million for the same periods in the prior year. Investment securities were 8.7% of interest-earning assets as of June 30, 2010 compared to 10.0% as of December 31, 2009. The investment portfolio produced an average taxable equivalent yield of 4.31% and 4.57% for the three and six months ended June 30, 2010, respectively, compared to 5.52% for both the three and six months ended June 30, 2009, respectively.
During the second quarter, we sold certain U.S. Agency securities and U.S Agency MBS with combined amortized cost and market values of $87.4 million and $89.1 million, respectively. We reinvested a portion of the proceeds into a like amount of U. S Agency MBS guaranteed by the Government National Mortgage Association (“Ginnie Mae”). This repositioning is expected to reduce the duration of the portfolio and improve risk-based capital. We realized a net gain of approximately $1.7 million. A portion of these securities had impairment losses of approximately $0.2 million, which we realized in the first quarter.
Investment Portfolio
The following table presents the carrying value of securities we held as of the periods indicated:

	Available-for-Sale
	June 30,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. agency securities	$18,619	$53,681	(65.3)%
Mortgage-backed securities:
U.S. Agency pass-through	112,422	163,724	(31.3)
U.S. Agency collateralized mortgage obligation (“CMO”)	84,454	12,759	NCM
Private-label CMO	14,656	16,191	(9.5)

Total MBS	211,532	192,674	9.8
State, county and municipal securities	30,661	31,462	(2.5)
Corporate obligations:
Corporate debt	4,000	4,000	—
Pooled trust preferred securities	3,263	3,203	1.9
Single issue trust preferred securities	1,755	977	79.6

Total corporate obligations	9,018	8,180	10.2

Equity securities	113	313	(63.9)

Total investment securities available-for-sale	$269,943	$286,310	(5.7)%

The following table summarizes the investment securities with unrealized losses as of June 30, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
	(Dollars in thousands)
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency pass-through	$23	$—	$240	$7	$263	$7
Private-label CMO	—	—	6,338	1,096	6,338	1,096

Total MBS	23	—	6,578	1,103	6,601	1,103
State, county and municipal securities	5,585	116	1,602	146	7,187	262
Corporate obligations:
Corporate debt	—	—	4,000	101	4,000	101
Single issue trust preferred securities	—	—	1,755	3,245	1,755	3,245

Total corporate obligations	—	—	5,755	3,346	5,755	3,346

Total temporarily impaired securities	5,608	116	13,935	4,595	19,543	4,711
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	—	3,021	1,620	3,021	1,620
Corporate obligations:
Pooled trust preferred securities	—	—	3,263	5,025	3,263	5,025

Total OTTI securities	—	—	6,284	6,645	6,284	6,645

Total temporarily and other-than-temporarily impaired	$5,608	$116	$20,219	$11,240	$25,827	$11,356

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.
Other-Than-Temporary-Impairment
Management evaluates securities for OTTI at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities and collateralized debt obligations that had credit ratings of below AA at the time of purchase are evaluated using the model outlined in ASC 325-40 guidance.
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
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell, or more likely than not will be required to sell, the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings at an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2010, our securities portfolio consisted of 204 securities, 37 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label CMOs and trust preferred securities, as discussed below.
Mortgage-backed securities
As of June 30, 2010, approximately 93% of the dollar volume of MBS we held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Ginnie Mae, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our MBS portfolio also includes 10 private-label CMOs with a market value of $14.7 million, which had net unrealized losses of approximately $2.4 million as of June 30, 2010. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	(Loss) Gain
A1/NR	1	3.06	$(152)
Aaa/NR	1	4.25	—
NR/AAA	1	3.05	110
NR/AA	1	3.12	(240)
B2/AA	1	N/A	(548)
B2/NR	1	4.02	(92)
NR/BBB	1	2.39	(64)
Caa2/CCC (2)	1	0.91	(1,620)
NR/C (2)	2	0.00-0.30	186

Total	10		$(2,420)

(1)	The Credit Support Coverage Ratio determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.
During the first quarter of 2010, we recognized an immaterial amount of OTTI on one of the private-label CMOs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. As of June 30, 2010, the fair values of the three private-label CMO securities with OTTI totaling $3.9 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for securities with maturities and risk characteristics similar to the securities being measured (See Note 12 for additional disclosure). The following table provides additional information regarding these CMO valuations as of June 30, 2010 (Dollars in thousands):

		Discount					Year-to-Date
		Margin				Actual	OTTI
	Price	Basis		Cumulative	Average	60+ Days	Credit
Security	(%)	Points	Yield	Default	Security	Delinquent	Portion	Other	Total
CMO 1	19.13	1684	18%	51.87%	50%	7.52%	$—	$—	$—
CMO 2	19.27	1586	17%	48.73%	45%	27.89%	—	—	—
CMO 4	60.41	1472	17%	29.03%	45%	16.48%	(21)	(2)	(23)

							$(21)	$(2)	$(23)

During the first quarter of 2010, CMO 3, which had a nominal remaining amortized cost, was completely written off. We do not expect to recover any future cash flows for CMO 3.
As of June 30, 2010, management did not intend to sell these securities, nor did management believe that it is more likely than not that the we will be required to sell the securities before the entire amortized cost basis is recovered.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily a reflection of changes in interest rates. This portfolio segment is not experiencing any credit problems as of June 30, 2010. We believe that all contractual cash flows will be received on this portfolio.
As of June 30, 2010, management does not intend to sell these securities, nor did management believe that it is more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered.
Trust preferred securities
Our investment portfolio includes four CDOs, the collateral of which is pooled trust preferred securities of various financial institutions. We also own a single issuer’s trust preferred security. We determined the fair value of the CDOs with the assistance of an external valuation firm. The valuation was accomplished by evaluating all relevant credit and structural aspects of the CDOs, determining appropriate performance assumptions and performing a discounted cash flow analysis. The valuation was structured as follows:
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
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO; specifically, we estimate the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors, like asset quality and leverage, we formulate a recovery assumption for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume no recovery. For collateral that is deferring, we assume a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis, and, in some instances, based on an analysis of the credit, and assign a probability that the deferral will ultimately cure.
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
The discount rates used to determine fair value are intended to reflect the uncertainty inherent in the projection of each CDO’s cash flows. Therefore, spreads were chosen that are comparable to spreads observed currently in the market for similarly rated instruments, and such spreads are intended to reflect general market discounts currently applied to structured credit products. The discount rates used to determine the credit portion of the OTTI are equal to the current yield on the issuances as prescribed under ASC 325-40.

The following tables provide various information and fair value model assumptions regarding our CDOs as of June 30, 2010 (Dollars in thousands):

						Year-to-Date
						Other-than-temporary-impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd	Pooled	MEZ	$2,083	$984	$(1,099)	$—	$—	$—
MM Community Funding Ltd	Pooled	B	2,026	720	(1,306)	(20)	(117)	(137)
Preferred Term Securities V	Pooled	MEZ	1,189	434	(755)	(24)	—	(24)
Tpref Funding III Ltd	Pooled	B-2	2,990	1,125	(1,865)	(32)	(64)	(96)
Emigrant Capital Trust (1)	Single	Sole	5,000	1,755	(3,245)	—	—	—

			$13,288	$5,018	$(8,270)	$(76)	$(181)	$(257)

			Original Collateral -	Performing Collateral -
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination (2)
MM Caps Funding I Ltd	Ca	21	21%	19%	0%
MM Community Funding Ltd	Ca	8	21%	43%	0%
Preferred Term Securities V	Ba3	2	4%	26%	0%
Tpref Funding III Ltd	Ca	22	28%	25%	0%
Emigrant Capital Trust (1)	NR	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$44.85	Swap + 1700	9.48% Fixed
MM Community Funding Ltd	14.40	LIBOR + 1500	LIBOR + 310
Preferred Term Securities V	31.52	LIBOR + 1400	LIBOR + 210
Tpref Funding III Ltd	28.14	LIBOR + 1200	LIBOR + 190
Emigrant Capital Trust (1)	35.10	LIBOR + 1312	LIBOR + 200

(1)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 1312 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuers peer group.

(2)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
In April 2009, management received notification that interest payments related to New South Capital would be deferred for up to 20 quarters. In addition, New South Capital’s external auditor issued a going concern opinion on May 2, 2009. Management determined that there was not sufficient positive evidence that this issue will ever pay principal or interest. Therefore, OTTI was recognized on the full amount of the $5.0 million New South Capital Trust preferred security during the first quarter of 2009. In December 2009, the banking subsidiary of New South Capital was closed by its regulator and placed into receivership.
In addition to the impact of interest rates, the estimated fair value of these CDOs have been and will continue to be depressed, as a result of the unusual credit conditions that the financial industry has faced since the middle of 2008 and a weakening economy, both of which have severely reduced the demand for these securities and rendered their trading market inactive.
As of June 30, 2010, management does not intend to sell these securities, nor did management believe it is more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered.
The following table provides a roll-forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the period indicated:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$8,886	$8,869
Amounts related to credit losses for which an OTTI was not previously recognized	450	604
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	51	97
Reductions for securities where there is an intent to sell or requirement to sell	—	(154)
Reductions for increases in cash flows expected to be collected	(13)	(42)

Balance at end of period	$9,374	$9,374

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”)
As of June 30, 2010, we had stock in FHLB Atlanta in the amount of $18.2 million (its par value), which is presented separately on the face of our statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, we account for this investment as a long-term asset and carry it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
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
Management has reviewed publicly available information regarding the financial condition of FHLB Atlanta and concluded that no impairment existed based on its assessment of the ultimate recoverability of the par value of the investment. FHLB Atlanta reported net income of $48 million for the first quarter of 2010, an increase of approximately $50 million from a net loss of approximately $2 million for the first quarter of 2009. On May 11, 2010, FHLB Atlanta announced the approval of an annualized dividend rate for the first quarter of 2010 of 0.26% compared to no dividends in the first quarter of 2009. During the second quarter of 2009, FHLB Atlanta reinstated its dividend at rates of 0.84%, 0.41% and 0.27%, for the second, third and fourth quarters of 2009, respectively, resulting in an annualized dividend rate of 0.38%. The Board of FHLB Atlanta made a decision to retain a larger portion of earnings and significantly higher capital ratios than in previous years. On the basis of a review of the financial condition, cash flow, liquidity and asset quality indicators of FHLB Atlanta as of the end of the first quarter of 2010, management has concluded that no impairment exists on our investment in the stock of FHLB Atlanta. This is a long-term investment that serves a business purpose of enabling us to enhance the liquidity of our subsidiary, Superior Bank, through access to the lending facilities of FHLB Atlanta. For the foregoing reasons, management believes that FHLB Atlanta’s current position does not indicate that our investment will not be recoverable at par, the cost, and thus the investment was not impaired as of June 30, 2010.
Loans
Composition of Loan Portfolio, Yield Changes and Diversification
Our loans, net of unearned income, were $2.483 billion as of June 30, 2010, an increase of $9.9 million from $2.473 billion as of December 31, 2009. Mortgage loans held for sale were $54.8 million as of June 30, 2010, a decrease of 23.7%, or $17.1 million, from $71.9 million as of December 31, 2009. Average loans, including mortgage loans held for sale, for the three months ended June 30, 2010 were $2.566 billion, compared to $2.463 billion for the year ended December 31, 2009. Loans, net of unearned income, comprised 80.3% of interest-earning assets as of June 30, 2010, compared to 85.4% as of December 31, 2009. Mortgage loans held for sale comprised 1.8% of interest-earning assets as of June 30, 2010, compared to 2.5% as of December 31, 2009. The average yield of the loan portfolio was 5.66%, 5.81% and 5.84% for the three months ended June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The decrease in the average yield was primarily the result of a generally lower level of market rates and the effect of increasing nonaccrual loans.
The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category

	June 30, 2010		December 31, 2009
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial and industrial	$186,954	7.52%	$213,329	8.62%
Real estate — construction and land development	680,364	27.37	680,445	27.48
Real estate — mortgages
Single-family	701,220	28.21	691,364	27.93
Commercial	829,081	33.35	801,813	32.39
Other	31,201	1.26	28,885	1.17
Consumer	56,139	2.26	58,785	2.37
Other	844	0.03	969	0.04

Total loans	2,485,803	100.00%	2,475,590	100.00%

Unearned income	(3,243)		(2,893)
Allowance for loan losses	(79,425)		(41,884)

Net loans	$2,403,135		$2,430,813

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the periods indicated:

	June 30,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,482,560	$2,472,697	0.4%
Alabama segment	991,418	996,545	(0.5)
Florida segment	1,219,000	1,213,202	0.5
Other	272,142	262,950	3.5
A further analysis of the components of our real estate construction and land development and real estate mortgage loans for the periods indicated is as follows:

	Residential	Commercial
	Development	Development	Total
	(Dollars in thousands)
Real estate — construction and land development

As of June 30, 2010
Alabama segment	$158,204	$87,429	$245,633
Florida segment	121,115	281,317	402,432
Other	9,532	22,767	32,299

Total	$288,851	$391,513	$680,364

As of December 31, 2009
Alabama segment	$163,978	$102,339	$266,317
Florida segment	129,590	265,767	395,357
Other	7,856	10,915	18,771

Total	$301,424	$379,021	$680,445

	Single-
	family	Commercial
	(Dollars in thousands)
Real estate — mortgages

As of June 30, 2010
Alabama segment	$419,831	$314,347
Florida segment	226,759	470,047
Other	54,630	44,687

Total	$701,220	$829,081

As of December 31, 2009
Alabama segment	$461,365	$296,520
Florida segment	189,245	475,218
Other	40,754	30,075

Total	$691,364	$801,813

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

ASC 450-20
Under ASC 450-20, estimated losses on all loans that have not been identified with specific impairment under ASC 310-35 are calculated based on the historical loss ratios applied to our standard loan categories using a rolling average adjusted for certain qualitative risk factors, as shown below. In addition to these standard loan categories, management may identify other areas of risk based on its analysis of such qualitative risk factors and estimate additional losses as it deems necessary. The qualitative risk factors that management uses in its estimate include, but are not limited to, the following:
•	trends in volume;
•	effects of changes in credit concentrations;
•	levels of and trends in delinquencies, classified loans and non-performing assets;
•	levels of and trends in charge-offs and recoveries;
•	changes in lending policies and underwriting guidelines;
•	national and local economic trends and condition; and
•	mergers and acquisitions.
ASC 310-35
Pursuant to ASC 310-35, impaired loans are loans that are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement (see “Impaired Loans” below). Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:
Summary of Loan Loss Experience

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$43,190	$29,870	$41,884	$28,850	$28,850
Charge-offs:
Commercial and industrial	2,880	141	2,935	197	1,390
Real estate — construction and land development	7,503	131	13,095	1,055	4,870
Real estate — mortgage
Single-family	2,751	821	3,803	1,368	5,372
Commercial	712	508	1,254	848	1,094
Other	—	7	—	186	210
Consumer	736	707	1,440	1,402	3,346
Other	51	198	193	266	379

Total charge-offs	14,633	2,513	22,720	5,322	16,661
Recoveries:
Commercial and industrial	27	41	59	108	161
Real estate — construction and land development	4	6	20	26	68
Real estate — mortgage
Single-family	36	21	91	32	71
Commercial	311	2	335	5	277
Other	14	19	61	217	251
Consumer	64	41	134	83	186
Other	49	35	71	71	131

Total recoveries	505	165	771	542	1,145

Net charge-offs	14,128	2,348	21,949	4,780	15,516
Provision for loan losses	50,363	5,982	59,490	9,434	28,550

Allowance for loan losses at end of period	$79,425	$33,504	$79,425	$33,504	$41,884

Loans at end of period, net of unearned income	$2,482,560	$2,398,471	$2,482,560	$2,398,471	$2,472,697
Average loans, net of unearned income	2,512,856	2,387,078	2,502,589	2,364,676	2,401,805
Ratio of ending allowance to ending loans	3.20%	1.40%	3.20%	1.40%	1.69%
Ratio of net charge-offs to average loans (1)	2.26	0.39	1.77	0.41	0.65
Net charge-offs as a percentage of:
Provision for loan losses	28.05	39.26	36.90	50.66	54.35
Allowance for loan losses (1)	71.34	28.11	55.73	28.77	37.04
Allowance for loan losses as a percentage of nonperforming loans	34.32	28.46	34.32	28.46	26.25

(1)	Annualized.

The allowance as a percentage of loans, net of unearned income, as of June 30, 2010 was 3.20%, compared to 1.72% and 1.69% as of March 31, 2010 and December 31, 2009, respectively.
The allowance for loan losses as a percentage of nonperforming loans, excluding TDRs, increased to 34.32% as of June 30, 2010 from 24.27% as of March 31, 2010 and 26.25% as of December 31, 2009. Approximately $38.2 million of the allowance for loan losses was specifically allocated to nonperforming loans as of June 30, 2010. As of June 30, 2010, nonperforming loans were $231.4 million, of which $227.3 million, or 98.2%, were loans secured by real estate compared to $173.7 million, or 97.6%, as of March 31, 2010. See “Nonperforming Assets”.
Three Months Ended June 30, 2010 compared to Three Months Ended March 31, 2010
Net charge-offs increased $6.3 million, to $14.1 million for the three months ended June 30, 2010 from $7.8 million during the three months ended March 31, 2010. Of the $14.1 million, $8.4 million was related to a single relationship totaling approximately $21.3 million. The remaining $12.9 million of this relationship was classified as nonperforming during the second quarter. Net charge-offs of real estate loans increased $3.6 million to $10.6 million. Net charge-offs of commercial loans increased by $2.8 million to $2.8 million. Net charge-offs of consumer loans decreased by $0.1 million to $0.7 million. Net charge-offs as a percentage of the allowance for loan losses were 71.34% for the three months ended June 30, 2010, down slightly from 73.44% for the three months ended March 31, 2010 and up from 28.11% for three months ended June 30, 2009.
Net charge-offs related to construction and land development real estate loans increased $1.9 million, to $7.5 million during the three months ended June 30, 2010, from $5.6 million for the three months ended March 31, 2010. Residential construction and land development net charge-offs accounted for $6.9 million, or 92.4%, of the total losses from this portfolio, with $0.6 million, or 7.6%, coming from commercial real estate construction and land development. Of the commercial purpose loan losses, all were located in Florida.
Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009
Net charge-offs increased $17.2 million, to $21.9 million for the six months ended June 30, 2010 from $4.8 million during the six months ended June 30, 2009. Net charge-offs of real estate loans increased $14.5 million to $17.6 million. Net charge-offs of commercial loans increased by $2.8 million to $2.9 million. Net charge-offs of consumer loans decreased $0.1 million to $1.4 million. Net charge-offs as a percentage of the allowance for loan losses were 55.73% for the six months ended June 30, 2010, up from 28.77% for the six months ended June 30, 2009.
Net charge-offs related to construction and land development real estate loans increased $12.1 million, to $13.1 million, during the six months ended June 30, 2010, from $1.0 million for the six months ended June 30, 2009. Residential construction and land development net charge-offs accounted for $11.1 million, or 84.9%, of the total losses from this portfolio, with $2.0 million, or 15.1%, coming from commercial real estate residential construction and land development. Of the commercial loan losses, $1.9 million, or 96.9%, were located in Florida.
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

Allocation of the Allowance for Loan Losses

	June 30, 2010		December 31, 2009
		Percent		Percent
		of Loans		of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial and industrial	$5,975	7.5%	$2,356	8.6%
Real estate — construction and land development	43,392	27.4	17,971	27.5
Real estate — mortgages
Single-family	16,860	28.2	12,342	27.9
Commercial	11,142	33.3	7,019	32.4
Other	209	1.3	371	1.2
Consumer	1,847	2.3	1,825	2.4

Total	$79,425	100.0%	$41,884	100.0%

During the second quarter of 2010, we experienced (1) a migration of performing classified loans into non-performing status, (2) an increase in TDRs resulting from workout activity, and (3) an increase in collateral impairments relative to other external factors such as short sales and deteriorated values in comparable properties. These factors created the need for increased loan provision during the second quarter of 2010. In addition, management identified approximately $549 million in loans to customers that could be directly or indirectly impacted by the spill with the majority of these customers being located along or near the Alabama and northwest Florida coast. Within this group, $149 million, or 27%, can be categorized as beachfront properties, which could be more directly impacted by this spill. Four major loan categories were identified as being most susceptible to the impact of the spill: real estate construction, single-family mortgage loans, commercial real estate mortgage (“CRE”) loans, and commercial and industrial (“C & I”) loans. Given the added exposure in these categories related to the spill, coupled with the current recessionary impact already in place, management has allocated approximately $7.8 million in reserves to real estate construction, single family mortgage, commercial real estate mortgage, and C & I loans, which represents an increase of approximately $3.0 million from $4.8 million, the balance at March 31, 2010. Management believes that these additional reserves will be adequate to cover any losses directly associated with the spill. The areas anticipated to be most affected by the long-term impact, if any, resulting from the spill will primarily be along the Louisiana and Mississippi coasts, with Alabama and Florida being impacted to a lesser degree. All of Superior Bank’s beachfront exposure is in Alabama and Florida, with the majority in Florida where the impact is anticipated to be the least. It is also worthwhile to note that a significant portion of the identified beachfront properties are hospitality-related. While tourism traffic is down, both due to economic factors as well the public’s concern over the spill, the decrease in tourism traffic has been somewhat offset by the influx of workers engaged in cleanup and recovery efforts. In light of these factors, management believes that the increased level of allowance for loan losses is adequate. In addition, the historical loss ratio used to estimate the allowance for loan losses increased significantly during the second quarter of 2010. This ratio is based on a four-quarter rolling average and has been affected by the level of charge-offs during 2010.
During the six months ended June 30, 2010, we increased the allowance for loan losses related to construction and land development real estate loans by $25.4 million, from $18.0 million as of December 31, 2009 to $43.4 million as of June 30, 2010, because of continued weakness and increasing levels of risk due to general economic conditions in the construction and land development real estate markets throughout our franchise.
Our allocation of the allowance for loan losses related to single-family mortgage loans increased to $16.9 million as of June 30, 2010 from $12.3 million as of December 31, 2009. This allocation reflects the continued risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio. As of June 30, 2010, only 5.3% of our loans secured by single family properties had a loan-to-value (“LTV”) that was 90% or greater and were without private mortgage insurance (“PMI”) or other government guarantee.
Before the end of the third quarter, management expects to receive updated appraisals on approximately $112.1 million in collateral securing various real estate loans. Any changes in these appraisals may have a significant impact on the level of the specific reserve allocations in the third quarter. As of June 30, 2010, management believes it has estimated adequate general reserves to absorb any additional specific reserves that may be required by the updated appraisals.

Nonperforming Assets
Nonperforming assets increased $51.9 million, or 23.1%, to $276.9 million as of June 30, 2010 from $225.0 million as of March 31, 2010. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 10.95% as of June 30, 2010 from 8.82% as of March 31, 2010. The overall increase in nonperforming assets was primarily related to our real estate construction loan and commercial mortgage loan portfolios. The majority of the net increase in nonperforming real estate construction related to 13 real estate construction credits over $1.0 million totaling $38.9 million. Seven of these large credits, totaling $21.9 million, were located in Florida with the remainder in Alabama. The commercial real estate increase was the result of four commercial real estate credits, totaling $7.9 million, primarily in the hospitality category. Three of these credits, totaling $6.1 million, were located in Florida. In all cases, management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. The following table shows our nonperforming assets for the periods indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Nonaccrual	$215,891	$155,631
Accruing loans 90 days or more delinquent	15,547	3,920

Total nonperforming loans	231,438	159,551
Other real estate owned assets	45,184	41,618
Repossessed assets	322	380

Total nonperforming assets	$276,944	$201,549

Restructured and performing under restructured terms, net of specific allowance	$147,588	$110,777

Nonperforming loans as a percentage of loans	9.32%	6.45%

Nonperforming assets as a percentage of loans plus nonperforming assets	10.95%	8.01%

Nonperforming assets as a percentage of total assets	8.25%	6.26%

The following is a summary of nonperforming loans by category for the periods indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commercial and industrial	$3,030	$1,797
Real estate — construction and land development
Residential	81,464	23,818
Commercial	52,385	49,240
Real estate — mortgages
Single-family	54,007	52,323
Commercial	39,091	30,343
Other	336	436
Consumer	834	734
Other	291	860

Total nonperforming loans	$231,438	$159,551

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
As of June 30, 2010, single-family residential mortgages accounted for $54.0 million, or 23.3%, of total nonperforming loans, up $3.2 million from $50.8 million as of March 31, 2010. Foreclosure activity during the three months ended June 30, 2010 resulted in $11.0 million of new foreclosures, with residential construction properties accounting for $6.2 million, or 56.1%; single family residential properties accounting for $3.5 million, or 32.4%; and CRE properties accounting for another $1.3 million, or 11.5%. Approximately 75% of foreclosures originated in Alabama and the remaining 25% originated in Florida. Our OREO acquired through foreclosure was $45.2 million as of June 30, 2010 a decrease of $1.5 million from $46.7 million as of March 31, 2010, which resulted from increased OREO sales activity.
The following is a summary of OREO by category for the periods indicated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Acreage	$4,844	$2,251
Commercial buildings	6,177	5,226
Residential condominiums	1,952	2,730
Residential single-family homes	16,753	15,696
Residential lots	12,022	14,613
Other	3,436	1,102

Other real estate owned	$45,184	$41,618

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
Impaired Loans
As of June 30, 2010, our recorded investment in impaired loans, under ASC 310-35 was $399.7 million, an increase of $109.7 million from $290.0 million as of March 31, 2010. Approximately $272.1 million was located in the Florida Region, $114.4 million was located in the Alabama Region, and $13.2 million was located in other areas. Approximately $47.2 million of the allowance for loan losses was specifically allocated to these loans, providing 11.8% coverage. Additionally, $396.3 million, or 99.1%, of the $399.7 million in impaired loans was secured by real estate.
The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category for the periods indicated:

	June 30, 2010		December 31, 2009
	Oustanding	Specific	Oustanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$3,443	$1,825	$3,032	$1,053
Real estate — construction and land development
Residential	114,141	18,155	31,912	3,044
Commercial	80,335	10,409	82,356	3,675
Real estate — mortgages
Single-family	67,492	8,839	53,229	5,005
Commercial	132,211	7,824	109,222	1,686
Other	2,123	147	500	62
Consumer	—	—	97	2

Total	$399,745	$47,199	$280,348	$14,527

At the time a loan is identified as impaired, it is evaluated and valued at the lower of cost or fair value. For collateral dependent loans, of which $205.0 million is included above and primarily secured by real estate, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by management, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.
Our other impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. Impairment measured under this method is comprised primarily of loans considered TDRs where the terms of these loans have been restructured based on the expected future cash flows. Included in our impaired loans are nonperforming loans with specific impairment and loans considered TDRs. A restructuring of debt constitutes a TDR if for economic or legal reasons related to borrower’s financial difficulties we grant a concession to the borrower that we would not otherwise consider.
All impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

The following is a summary of our TDRs as of June 30, 2010:

	Restructured
	Performing		Not-Performing
	in accordance		in accordance
	with restructured terms		with restructured terms
	Oustanding	Specific	Oustanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Alabama:
Commercial and industrial	$—	$—	$—	$—
Real estate — construction and land development	4,155	274	—	—
Real estate — mortgages
Single-family	11,435	441	2,210	622
Commercial	22,846	382	—	—
Consumer	—	—	—	—

Total	$38,436	$1,097	$2,210	$622

Florida
Commercial and industrial	$909	$857	$304	$7
Real estate — construction and land development	37,895	734	1,291	8
Real estate — mortgages
Single-family	9,691	800	4,581	1,065
Commercial	69,653	5,508	3,310	—
Consumer	—	—	—	—

Total	$118,148	$7,899	$9,486	$1,080

Total
Commercial and industrial	$909	$857	$304	$7
Real estate — construction and land development	42,050	1,008	1,291	8
Real estate — mortgages
Single-family	21,126	1,241	6,791	1,687
Commercial	92,499	5,890	3,310	—
Consumer	—	—	—	—

Total	$156,584	$8,996	$11,696	$1,702

Potential Problem Loans
In addition to nonperforming loans, management has identified $40.2 million in potential problem loans as of June 30, 2010. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms. Potential problem loans may become nonperforming loans in future periods. Three categories accounted for 94.0% of total potential problem loans. Real estate construction loans account for 41.0% of the total, and single family residential loans and commercial real estate loans accounted for 36.2% and 16.8%, respectively. Geographically, 51.2% of the loans were located in Florida, with the remainder located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor the cash flow and collateral characteristics of each credit. Included in potential problem loans are four relationships exceeding $1.0 million that total $16.6 million. The remaining $23.6 million all represent relationships of less than $1.0 million.

Deposits
Noninterest-bearing deposits were $275.7 million as of June 30, 2010, an increase of 7.0%, or $18.0 million, from $257.7 million as of December 31, 2009. Noninterest-bearing deposits were 9.7% of total deposits as of June 30, 2010 and December 31, 2009.
Interest-bearing deposits were $2.563 billion as of June 30, 2010, an increase of 6.8%, or $164.0 million, from $2.399 billion as of December 31, 2009. Interest-bearing deposits averaged $2.484 billion for the six months ended June 30, 2010 compared to $2.256 billion for the six months ended June 30, 2009. The average rate paid on all interest-bearing deposits during the six months ended June 30, 2010 and 2009, was 0.93% and 1.29%, respectively.
As shown below, there were significant increases in our demand and savings deposits within our reportable segments that represent core deposits received through our branch network. Growth in our core deposit base has largely been concentrated in 22 de novo branches opened between 2006 and 2010, which have grown to $539.7 million as of June 30, 2010. Of this growth, $106.9 million occurred in the six months ended June 30, 2010. This expansion of our core funding has significantly improved our liquidity and has enabled us to grow earning assets while reducing reliance on borrowings and other non-core sources.
The following table sets forth the composition of our total deposit accounts as of the periods indicated:

	June 30,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Noninterest-bearing demand	$275,712	$257,744	7.0%
Alabama segment	146,612	137,160	6.9
Florida segment	123,377	103,621	19.1
Other	5,723	16,963	(66.3)
Interest-bearing demand	650,402	690,677	(5.8)
Alabama segment	393,635	385,246	2.2
Florida segment	246,222	233,740	5.3
Other	10,545	71,691	(85.3)
Savings	365,249	284,430	28.4
Alabama segment	181,469	151,263	20.0
Florida segment	181,618	131,185	38.4
Other	2,162	1,982	9.1
Time deposits	1,547,158	1,423,722	8.7
Alabama segment	725,442	663,510	9.3
Florida segment	625,914	555,262	12.7
Other	195,802	204,950	(4.5)

Total deposits	$2,838,521	$2,656,573	6.8%

Alabama segment	$1,447,158	$1,337,179	8.2%

Florida segment	$1,177,131	$1,023,808	15.0%

Other	$214,232	$295,586	(27.5)%

Borrowings
During the six months ended June 30, 2010, average borrowed funds decreased $25.6 million, or 8.7%, to $268.4 million, from $294.0 million for the year ended December 31, 2009. The average rate paid on borrowed funds during the six months ended June 30, 2010 and 2009 was 3.80%, and 3.18%, respectively. Because of a relatively high loan-to-deposit ratio, the existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.
As of June 30, 2010, advances from the FHLB decreased $2.0 million to $216.3 million from $218.3 million as of December 31, 2009. FHLB Atlanta advances had a weighted average interest rate of approximately 3.71% as of June 30, 2010. The advances are secured by FHLB Atlanta stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans, all with a carrying value of approximately $940.0 million as of June 30, 2010. We had approximately $139.8 million available in unused advances under the blanket lien subject to the availability of qualifying collateral.

Stockholders’ Equity
Overview
Our stockholders’ equity was $149.3 million as of June 30, 2010 compared to $191.7 million as of December 31, 2009. The decrease was primarily due to the net loss for the period, partially offset by the preferred stock issuances and the exchange of trust preferred debt for common stock discussed below.
During the second quarter, we issued $11.1 million in liquidation value of our Series B Cumulative Convertible Preferred Stock (“Preferred Stock”) for an equal amount of cash. In addition, we issued $0.3 million in liquidation value of our Series C Preferred Stock for an equal amount of cash. We also consummated our agreement with Cambridge Savings Bank and exchanged $3.5 million of our outstanding non-pooled trust preferred securities for 849,156 newly issued shares of our common stock, which resulted in an increase to our common equity of $2.9 million and a gain on exchange of debt in the amount of $0.5 million, net of tax. Please refer to the Condensed Consolidated Statement of Changes in Stockholders’ Equity and Note 13 – Stockholders’ Equity to the Condensed Consolidated Financial Statements for additional information.
Other Comprehensive Income
The components of other comprehensive (loss) income for the periods indicated are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)
Three Months Ended June 30, 2010
Unrealized gain on available-for-sale securities	$4,031	$(1,491)	$2,540
Reclassification adjustment for gains realized in net loss	(1,356)	502	(854)
Unrealized gain on derivatives	24	(9)	15
Reclassification adjustment for gains realized in net loss	(13)	5	(8)

Net unrealized gain	$2,686	$(993)	$1,693

Three Months Ended June 30, 2009
Unrealized loss on available-for-sale securities	$(3,660)	$1,354	$(2,306)
Reclassification adjustment for losses realized in net loss	5,781	(2,139)	3,642
Unrealized gain on derivatives	354	(131)	223

Net unrealized gain	$2,475	$(916)	$1,559

Six Months Ended June 30, 2010
Unrealized gain on available-for-sale securities	$5,571	$(2,061)	$3,510
Reclassification adjustment for gains realized in net loss	(1,158)	428	(730)
Unrealized loss on derivatives	(134)	51	(83)
Reclassification adjustment for gains realized in net loss	(13)	5	(8)

Net unrealized gain	$4,266	$(1,577)	$2,689

Six Months Ended June 30, 2009
Unrealized loss on available-for-sale securities	$(12,054)	$4,459	$(7,595)
Reclassification adjustment for losses realized in net loss	11,626	(4,302)	7,324
Unrealized gain on derivatives	325	(120)	205

Net unrealized loss	$(103)	$37	$(66)

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.

Regulatory Capital
The table below represents Superior Bank’s regulatory and minimum regulatory capital requirements for the period indicated:

					To Be Well
			For		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Superior Bank
June 30, 2010
Tier 1 Core Capital (to Adjusted Total Assets)	$187,183	5.64%	$132,727	4.00%	$165,909	5.00%
Total Capital (to Risk Weighted Assets)	229,408	8.85	207,397	8.00	259,247	10.00
Tier 1 Capital (to Risk Weighted Assets)	187,183	7.22	NA	NA	155,548	6.00
Tangible Capital (to Adjusted Total Assets)	187,183	5.64	49,773	1.50	NA	NA
Liquidity
Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these sources of liquidity, we have access to purchased funds from several regional financial institutions, the Federal Reserve Discount Window, and may borrow from the FHLB Atlanta under a blanket floating lien on certain commercial loans and residential real estate loans.
Also, we have established certain repurchase agreements with a large financial institution. While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs. See Part II, Item 1A. “Risk Factors—Risks Relating to Our Business”.
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $30.3 million and used $71.0 million for the six months ended June 30, 2010 and 2009, respectively, primarily due to changes in mortgage loans held-for-sale.
Investing activities resulted in a net use of funds of $19.2 million and $79.8 million for the six months ended June 30, 2010 and 2009, respectively, primarily due to purchases of investment securities and an increase in loans, partially offset by maturities and principal pay- downs in the investment securities portfolio. In addition, during the six months ended June 30, 2010, funds were provided from the sale of investment securities.
Financing activities provided $190.3 million and $164.3 million in funds for the six months ended June 30, 2010 and 2009, respectively, primarily as a result of an increase in customer deposits. In addition, during the six months ended June 30, 2010 funds were provided by the issuance of preferred stock. During the six months ended June 30, 2009, additional increases in funds were provided by proceeds from senior unsecured debt and were partially offset by the maturity of FHLB Atlanta advances.
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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). Such forward-looking statements should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (2) changes in local economic conditions in the markets in which we operate; (3) the continued weakening in the real estate values in the markets in which we operate; (4) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (5) increases in FDIC deposit insurance premiums and assessments; (6) inflation or deflation and interest rate, market and monetary fluctuations; (7) the adequacy of our allowance for loan losses to cover actual losses and impact of credit risk exposures; (8) greater loan losses than historic levels and increased allowance for loan losses; (9) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (10) the willingness of users to substitute competitors’ products and services for our products and services; (11) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (12) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (13) our ability to comply with any requirements imposed on us and Superior Bank by our regulators; (14) restrictions or limitations on our access to funds from Superior Bank; (15) changes in accounting policies, principles and guidelines applicable to us; (16) our focus on lending to small to mid-size community-based businesses, which may increase our credit risk; (17) our ability to resolve any regulatory, legal or judicial proceeding on acceptable terms and its effect on our financial condition or results of operations; (18) technological changes; (19) changes in consumer spending and savings habits; (20) the effect of natural or environmental disasters, such as, among other things, hurricanes and oil spills, in our geographic markets; (21) the continuing instability in the domestic and international capital markets; (22) the effects on our operations of policy initiatives or laws that have been and may continue to be introduced by the Presidential administration or Congress and related regulatory actions, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder; (23) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; (24) our ability to raise additional capital to fund growth plans or to meet regulatory requirements; and (25) other factors and information contained in reports and other filings we make with the SEC.
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
The models are built to simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet, and for NII simulations, the cash flows generated by the new business we anticipate over a 12-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business and new business. Additionally, loan and investment prepayment, administered rate account elastisities and other option risks are considered as well as the uncertainty surrounding future customer behavior.

Interest Rate Exposures
Superior Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 3.1%, or approximately $3.0 million, assuming an instantaneous and parallel increase in interest rates of 200 basis points. The following is a comparison of these measurements for the periods indicated:

Change (in Basis Points)	Increase in Net Interest Income
in Interest Rates	June 30, 2010		December 31, 2009
(12-Month Projection)	Amount	Percent	Amount	Percent
(Dollars in thousands)
+ 200 BP (1)	$2,973	3.1%	$2,200	2.3%
- 200 BP (2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy.

(2)	Not considered meaningful in the current rate environment.
EVE is defined as the net present value of the balance sheet’s cash flows or the residual value of future cash flows. While EVE does not represent actual market liquidation or replacement value, it is a useful tool for estimating our balance sheet earnings sensitivity to changes in interest rates over a longer time horizon. A higher EVE results in a greater earnings capacity. Superior Bank’s EVE model projects that EVE will increase 7.50% and 12.6% assuming an instantaneous and parallel increase in interest rates of 100 and 200 basis points, respectively. Assuming an instantaneous and parallel decrease of 100 basis points, EVE is projected to decrease 2.4% (although such a decline is unlikely given the present low level of interest rates). The EVE shifts produced by these scenarios are within the limits of our asset and liability management policy. The following table sets forth Superior Bank’s EVE limits as of June 30, 2010:

		Change
Change (in Basis Points) in Interest Rates	EVE	Amount	Percent
	(Dollars in thousands)
+ 200 BP	$295,608	$33,125	12.6%
+ 100 BP	282,172	19,686	7.5
0 BP	262,479	—	—
- 100 BP	256,080	(6,404)	(2.4)
Both the net interest income and EVE simulations include assumptions regarding balances, asset prepayment speeds and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.
ITEM 4. CONTROLS AND PROCEDURES
CEO and CFO Certification
Appearing as exhibits to this report are Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). The Certifications are required to be made by Rule 13a-14 under the Securities Exchange Act of 1934, as amended. This Item contains the information about the evaluation that is referred to in the Certifications, and the Certifications should be read in conjunction with the information set forth below in this Item 4 for a more complete understanding of the Certifications.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that material information required to be disclosed in our Exchange Act reports is made known to the officers who certify our financial reports and to other members of our senior management and our Board of Directors.
Based on their evaluation as of June 30, 2010, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
Risks Relating To Our Business
The current economic environment poses significant challenges for us and our industry and could adversely affect our financial condition and results of operations. We are operating in a challenging and uncertain economic environment, both nationally and in our local markets. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. Declines in the housing market beginning in 2008 and continuing into 2010, including falling home prices and increasing delinquencies, foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including us. Continued concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their clients and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer credit quality issues, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Many financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has had, and may continue to have, an adverse effect on our business, financial condition and results of operations. For example, a deepening national economic recession or further deterioration in local economic conditions in our market areas could cause losses that exceed our allowance for loan losses. We cannot predict when economic conditions are likely to improve. We may also face additional risks in connection with the current economic environment, including the following:
•	Economic conditions that negatively affect housing prices and the job market have caused, and may continue to cause, the credit quality of our loan portfolios to deteriorate, and that deterioration in credit quality has had, and could continue to have, a negative effect on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	Market conditions can change rapidly in the current economic environment, and, if they do, the processes we use to estimate our allowance for loan losses and reserves may no longer be reliable.

•	The value of our securities portfolio may decline.

•	Our industry faces increased regulation, and compliance with such regulatory changes has increased our costs and the complexity of our compliance processes and may continue to do so.

•	Natural and environmental disasters, such as hurricanes or oil spills, have adversely affected and may continue to adversely affect the local economies in which we operate, with the potential for further deterioration in credit quality in those markets as well as a general reduction in business activity.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our business, financial condition and results of operations.
Our allowance for loan losses may not be adequate to cover actual losses. If our allowance for loan losses is not sufficient to cover our actual loan losses, our earnings could decrease. The determination of the adequacy of our allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio, which is reviewed regularly. Management maintains an allowance for loan losses based upon, among other things:
•	trends in volume;

•	effects of changes in credit concentrations;

•	levels of and trends in delinquencies, classified loans and non-performing assets;

•	levels of and trends in charge-offs and recoveries;

•	changes in lending policies and underwriting guidelines;

•	national and local economic trends and conditions; and

•	mergers and acquisitions.
Based on those factors, management makes various assumptions and judgments about the ultimate collectability of our loan portfolios. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our allowance or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates or an increase in our allowance for loan losses, separately or in combination, may have a material adverse effect on our capital position and our overall financial performance and may increase our cost of funds. The amount of future loan losses may be affected by changes in economic, operating and other conditions, which may be beyond our control, and these losses may exceed current estimates. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot guarantee that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.
Further deterioration of local economic conditions where we operate could have a continuing negative effect on us. Our success depends significantly on the general economic conditions of the geographic markets we serve in Alabama and Florida. The local economic conditions in these areas significantly affect our commercial, real estate and construction loan activity, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face increased capital and liquidity constraints or other business challenges. A continuing deterioration in economic conditions could result in the following consequences, among others, any of which could have a material adverse effect on our business:
•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans we make, especially loans secured by real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.
Liquidity needs could adversely affect our results of operations and financial condition. Superior Bank’s primary sources of funds are customer deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. Scheduled loan repayments are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural or environmental disasters and international instability. Deposit levels and early loan payments may be affected by a number of factors, including changes in prevailing interest rates, general economic conditions and competition. In addition, we have access to other sources of liquidity, including purchased funds from several regional financial institutions, the Federal Reserve Discount Window, and may borrow from the Federal Home Loan Bank (“FHLB”). While we believe that these sources are currently adequate, there can be no assurance these sources will be sufficient to meet future liquidity demands, particularly if regulatory restrictions should limit their availability. If our access to these sources of liquidity is diminished or only available on unfavorable terms, our overall liquidity likely would be adversely affected.
Changes in monetary policy and interest rates could adversely affect our profitability. Our results of operations are affected by decisions of monetary authorities, particularly the Federal Reserve. Our profitability depends to a significant extent on our net interest income. Net interest income is the difference between income we receive from interest-earning assets and interest we pay to fund those assets. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could affect not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but also our ability to originate loans and obtain deposits and the average duration of our mortgage-backed securities portfolio.
Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect some of our noninterest income sources. For example, if mortgage interest rates increase, the demand for residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage loan fee income. Declines in security values could further reduce our investment income.
In light of changing conditions in the national economy and in the financial markets, particularly the uncertain economic environment, the continuing threat of terrorist acts and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, which may negatively affect our deposit levels, our loan demand and our business and earnings. Furthermore, the actions of the United States and other governments in response to ongoing economic crises may result in currency fluctuations, exchange controls, market disruption and other adverse effects.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition. Non-performing assets adversely affect our net earnings in various ways. We expect to continue to have a provision for loan losses relating to non-performing loans that is higher than our historical experience. We generally do not record interest income on non-performing loans or other real estate owned, thereby reducing our earnings, while our loan administration costs are higher for non-performing loans. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels our regulators believe are appropriate. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management, which may reduce the time available for the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets.
The failures of other financial institutions could adversely affect us. Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, failures of other financial institutions, and in particular, the failure of community banks, could damage our reputation and credibility. Any such losses or damage to our reputation could materially and adversely affect our financial condition and results of operations. Further, we could experience increases in deposits and assets as a result of other financial institution difficulties or failure, which could increase the capital we need to support growth.
An interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could have a material adverse effect on us. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could result in failures or disruptions in our client relationship management, general ledger, deposit, loan and other systems, resulting in a material adverse effect on our business, financial condition and results of operations.
We incurred a net loss in our last fiscal year and for the first six months of the current fiscal year and losses may continue in the future. We incurred a net loss of $19.9 million for our fiscal year ended December 31, 2009, and have incurred a net loss of $59.5 million for the six months ended June 30, 2010. The loss for the fiscal year ended December 31, 2009 was primarily due to the increases in the provision for loan losses, foreclosure losses and other-than-temporary impairment (“OTTI”) of investment securities we hold, as well as an increase in our FDIC assessment. The loss for the six months ended June 30, 2010 was primarily due to an increase of $50 million in the provision for loan losses, foreclosure losses, and salaries and benefits increases. These losses may continue in the future, and no assurance can be given as to when we may return to profitability or the level of any profitability.
A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business. As of June 30, 2010, approximately 90.3% of our loans were secured by real estate mortgages. The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the life of the loan. A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the continuing downturn in the real estate market. Thus, we may not be able to realize the full value of underlying collateral securing some of our loans, particularly those secured by real estate. If we are not able to realize the full value of underlying collateral in the event of a loan default, there could be an adverse effect our business, financial condition, and results of operations and the price of our securities. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, or environmental disasters such as oil spills, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.
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
Events in our geographic markets could adversely affect us. Our business is concentrated in six geographic regions in Alabama and Florida. Any adverse changes in market or economic conditions in Alabama and Florida may increase the risk that our customers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in local market conditions and general economic conditions. Any period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in general or in our markets in Alabama and Florida, in particular, could adversely affect our results of operations and financial condition.
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
In addition, natural or environmental disasters, such as hurricanes, tornados and oil spills, in our markets could adversely affect our business. The occurrence of such natural disasters in our markets could result in a decline in the value or destruction of mortgaged properties and in an increase in the risk of delinquencies, foreclosures or losses on these loans and may impact our customers’ ability to repay loans.
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
We are subject to extensive regulation. Our operations are subject to regulation and examination by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). We are also subject to applicable regulations of the FHLB. Regulation by these entities is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. We may incur substantial costs in complying with such regulations, and our failure to comply with them may expose us to substantial penalties or regulatory enforcement action, which may include requirements or limitations of varying degrees of severity, including, among other things, restrictions on our ability to develop any new business, as well as restrictions on our existing business, and requirements that we raise additional capital and/or dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material adverse effect on our business, financial condition or results of operations and the value of our common stock.
In June 2010, the OTS imposed certain restrictions and requirements on us and Superior Bank, including, among others: (1) Superior Bank may not pay any dividends to us without the prior approval of the OTS and is subject to certain lending restrictions, brokered deposit restrictions and certain liquidity planning and reporting requirements; (2) we must notify the OTS of any proposed addition to our Board, the employment of any senior executive officer or changes in responsibilities of any senior executive officer; (3)we may not make any golden parachute payment, except as permitted by law; (4) we may not renew, extend or revise any compensation or benefits of any director or officer without prior OTS approval; and (5) we may not enter into any third party contracts outside the normal course of business without prior written approval of the OTS. Additional restrictions and/or requirements may be imposed in the future by the OTS.
In addition, we are subject to numerous consumer protection laws and other laws relating to the operation of financial institutions. Our failure to comply with such laws could expose us to liability, which could have a material adverse effect on our results of operations.
Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act will eliminate the OTS, our current federal regulator, one year from the enactment of the law (unless extended). As a result, the Comptroller of the Currency, the primary federal regulator for national banks, will become the primary federal regulator of Superior Bank and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all thrift holding companies that were formerly regulated by the OTS, including us.
In addition, the Dodd-Frank Act will eliminate the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but our currently outstanding trust preferred securities will be grandfathered.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and golden parachute payments. In addition, the Dodd-Frank Act authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials and directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.
The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau will have examination and enforcement authority over all banks with more than $10 billion in assets. Savings institutions with less than $10 billion in assets will continue to be examined for compliance with consumer laws by their primary bank regulator.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations clearly will result in some additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.
We may require additional capital to fund our growth plans and to meet regulatory requirements. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our business strategy includes the expansion of our business through the development of new locations and through the acquisition of other financial institutions and, to the extent permitted by applicable law, complementary businesses as appropriate opportunities arise. In order to finance such growth and to maintain required regulatory capital levels, we may require additional capital in the future. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on favorable economic terms, or other terms acceptable to us. If we cannot raise additional capital when needed, our ability to maintain or expand our operations, our ability to operate without additional regulatory or other restrictions, and our operating results, could be materially adversely affected.
We are dependent upon the services of our management team. Our operations and strategy are directed by our senior management team, most of whom have joined Superior Bancorp since January 2005. Any loss of the services of members of our management team could have a material adverse effect on our results of operations and our ability to implement our business strategy.
Additional regulatory requirements especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Temporary Liquidity Guarantee Program (“TLGP”) and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material and adverse effect on our business, financial condition, and results of operations.
The imposition of certain restrictions on our executive compensation as a result of our decision to participate in the CPP may have material adverse effects on our business and results of operations. As a result of our election to participate in the CPP, we have adopted the Treasury Department’s standards for executive compensation and corporate governance for the period during which the Treasury Department holds any of our equity issued under the CPP. These standards generally apply to our Chief Executive Officer, our Chief Financial Officer and the three next most highly compensated executive officers, referred to collectively as the senior executive officers, and, in the case of some standards, to other of our employees as well. The standards include: (i) ensuring that incentive compensation plans and arrangements do not encourage unnecessary and excessive risks that threaten the value of us and Superior Bank, (ii) prohibiting a bonus payment to any of the five most highly compensated employees unless paid in the form of long-term restricted stock, (iii) requiring a “clawback” of any bonus or incentive compensation paid to a senior executive officer or any of the 20 next most highly compensation employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate, (iv) prohibiting golden parachute payments to a senior executive officer or any of the five next most highly compensated employees, (v) prohibiting reimbursement or “gross-up” of taxes paid with respect to compensation for any of our senior executive officers or the 20 next most highly compensated employees, and (vi) agreeing not to deduct, for tax purposes, compensation paid to an employee in excess of $500,000. These restrictions may place us at a competitive disadvantage in attracting and retaining management.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition. Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline to historical lows in the designated reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years. The FDIC has substantially increased its premium assessments, and may raise the premiums even higher in the future. We expect to pay significantly higher FDIC premiums in the future. Additional special assessments may be imposed by the FDIC for future periods. Participants in the TLGP for noninterest-bearing transaction deposit accounts pay additional annual assessments to the FDIC. The FDIC required all insured institutions to prepay insurance premiums through 2012 in order to recapitalize the Deposit Insurance Fund. In the case of Superior Bank, this prepayment aggregated $15.9 million in the fourth quarter of 2009. Future increases in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Superior Bank. Management cannot predict what insurance assessment rates will be in the future.

Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially affect our reported financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes may be hard to predict and can materially affect how we record and report our financial condition and results of operations.
The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2009, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially affect our financial disclosures. For example, material estimates that are particularly susceptible to significant change underlie the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.
Future losses could result in the recording of a valuation allowance against our deferred tax assets (“DTA”) and impair our ability to recover our deferred tax assets. We currently recognize DTA aggregating $58.2 million, net a valuation allowance of $23.2 million. The recognition of DTA is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the DTA. As a result of book losses incurred in 2009 and 2008, we are in a three-year-cumulative loss position at December 31, 2009, and there are no taxes paid in prior years that are available for the carryback period. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. Our management has concluded that sufficient positive evidence exists to overcome this negative evidence. See Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The amount of our DTA considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further decreases in market conditions or the economy, which could produce additional credit losses within our loan and investment portfolios. We evaluate quarterly the realizability of our net DTA and, if necessary, adjust our valuation allowance accordingly.
Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. If an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Internal Revenue Code. Our ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986 (the “Code”). An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by five percent stockholders increases by more than fifty percentage points over a rolling three-year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built-in losses in excess of the cap are effectively unable to be used to reduce future taxable income. In some circumstances, issuances or sales of our stock (including any common stock or other equity issuances or debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382.
If an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses would be impaired which could result in a significant increase in our future tax liability and could negatively affect our financial condition and operations. Additionally, this would require us to increase our DTA valuation allowance, as discussed above.

Our financial condition and outlook may be adversely affected by damage to our reputation. Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, or inappropriate disclosure or inadequate protection of customer information, as well as from actions taken by government regulators and community organizations in response to that conduct. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Additionally, reputational damage could result in a loss of deposits, thereby reducing liquidity and reducing our ability to leverage our capital into earnings.
We will realize additional future losses if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets. We may dispose of non-performing assets. We may also sell assets in the future that are not currently identified as non-performing assets. We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets. Furthermore, if market conditions continue to decline, the magnitude of losses we may realize upon the disposition of assets may increase, which could materially adversely affect our business, financial condition and results of operations.
If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our preferred and common stock. At June 30, 2010, we had outstanding $118.2 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. We have unconditionally guaranteed these trust preferred securities. There are currently five separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.
Events of default under the indentures generally consist of our failure to pay interest on the junior debentures securities under certain circumstances, our failure to pay any principal of or premium on such junior debentures securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or Superior Bank.
As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our preferred and common stock, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of our preferred and common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.
Risks Related To an Investment in Our Common Stock
Our stock price may be volatile due to limited trading volume and general market conditions. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, typically less than 90,000 shares per day and sometimes significantly less. Trades involving a relatively small number of shares may have a substantial effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
In addition, market fluctuations, industry factors, general economic conditions and political events, including economic slowdowns or recessions, interest rate changes or market trends, also could cause our stock price to decrease regardless of our results of operations. Stock prices of thrift holding companies, such as ours, have been negatively affected by the current condition of the financial markets.

Our common stock is equity and is subordinate to our existing and future indebtedness and preferred stock. Shares of common stock are equity interests in us and are not indebtedness. As such, shares of common stock will rank junior to all of our indebtedness, debentures and preferred stock and to other non-equity claims against us and our assets available to satisfy claims against us, including in any liquidation or similar proceeding. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, debentures and the holders of our trust preferred securities. As of June 30, 2010, we had $118.2 million of subordinated debentures issued in connection with trust preferred securities, including $69,100,000 issued in connection with the trust preferred securities held by the U.S. Treasury. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. Upon any liquidation, lenders and holders of our debt securities and preferred stock would receive distributions of our available assets prior to holders of our common stock.
Our ability to pay dividends and to repurchase shares of common stock is limited. We do not currently pay dividends on our common stock. Our board of directors has agreed to obtain the written consent of the OTS prior to the declaring or paying of any dividends. This restriction will remain in effect until such time as the OTS modifies, terminates, or otherwise suspends the restriction. In addition, our ability to declare or pay dividends on our common stock is restricted as described below.
Our ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. Our primary source of income is the payment of dividends from Superior Bank to us. Superior Bank, in turn, is likewise subject to regulatory requirements that currently restrict its ability to pay such dividends to us and by the need to maintain sufficient capital for its operations and obligations. In the event Superior Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. We are obligated, subject to regulatory limitations, to make periodic distributions on our trust preferred securities, subordinated debentures and preferred stock, which reduces the income that might otherwise be available to pay dividends on our common stock. Thus, there can be no assurance that we will pay dividends to our common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance that such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.
At June 30, 2010, we had $118.2 million in liquidation value amount of outstanding subordinated debentures (and the related trust preferred securities). An inability of Superior Bank to pay cash dividends to us could affect our future ability to make interest payments on our subordinated debentures (and the related trust preferred securities). We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. If we were to default in payments due with respect to the subordinated debentures or otherwise defer payments under the terms of the subordinated debentures, we would be prohibited from declaring or paying dividends on our common stock.
The exercise of our warrants would dilute existing stockholders’ ownership interest. In connection with the sale of certain preferred securities and subordinated notes, we granted warrants to purchase shares of our common stock, including a warrant to initially purchase 1,923,792 shares of common stock at an initial exercise price of $5.38 to the Treasury Department (the “Treasury Warrant”), a warrant to initially purchase 1,000,000 shares of common stock at an initial exercise price of $7.53 to the purchaser of subordinated notes (the “Debt Warrant”), warrants to initially purchase 792,859 shares of common stock at an initial exercise price of $3.50 to the purchasers of our Series B Preferred Stock and warrants to initially purchase 21,429 shares of common stock at $3.50 to the purchasers of our Series C Preferred Stock. These warrants are subject to adjustment under certain circumstances. If any warrant holder exercises its warrant that would result in dilution to the ownership interest of our existing stockholders and dilute the earnings per share of our common stock.
We may issue additional shares of common stock or equity derivative securities that will dilute the percentage ownership interest of existing stockholders and may dilute the book value per share of our common stock. Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of our stockholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital in the future as we develop our business and expand our operations. In addition, we may use our common stock to acquire other financial institution and related businesses subject to applicable regulatory requirements. Any issuance of additional shares of common stock or equity derivative securities will dilute the percentage ownership interest of our existing stockholders and may dilute the book value per share of our common stock. In addition, new investors may also have rights, preferences and privileges that are senior to our common stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter, Cambridge Savings Bank (“Cambridge”) exchanged $3.5 million of trust preferred securities issued by our wholly owned unconsolidated subsidiary, Superior Capital Trust I, for 849,156 shares of our common stock, $0.001 par value per share.

The terms of the exchange were previously reported in a Current Report on Form 8-K filed on January 22, 2010. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933. The common stock which is being issued is being exchanged with existing security holders exclusively, and no commission or other remuneration is being paid or given directly or indirectly for soliciting such exchange.
Between June 22, 2010 and June 30, 2010, we sold $11.1 million in liquidation amount of our Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) and $0.3 million in liquidation amount of our Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) for total cash consideration of $1.4 million. There were no underwriting discounts or commissions in connection with the transactions. The terms of the Series B Preferred Stock were disclosed in a Current Report on Form 8-K filed on May 6, 2010. The Series C Preferred Stock is mandatorily convertible upon the earlier of December 15, 2010 or the completion of additional capital financing by the Company, but is not voluntarily convertible by the holder prior to such time. The initial conversion rate of the Series C Preferred Stock is the market price on the trading day immediately preceding the issuance of the stock (the “Market Price”), as determined in accordance with NASDAQ listing rules. If approval of our stockholders is obtained prior to conversion, the conversion rate will be the lower of (a) the Market Price or (b) 83% of the offering price of the additional financing or, if no additional financing occurs, the 10-day volume-weighted trailing average of closing prices of our common stock prior to December 15, 2010. We issued to the purchasers of our convertible preferred stock issued in June 2010 five-year warrants to purchase approximately 100,002 shares in the aggregate of our common stock at an exercise price of $3.50 per share. The issuance and sale of the convertible preferred stock and warrants is exempt from registration under the Securities Act of 1933 (the “Act”) in reliance on the exemptions from the registration requirement of the Act for transactions not involving any public offering pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated pursuant to the Act. The issuance and sale of the preferred stock and warrants qualifies for these exemptions because the offering was made to a limited number of sophisticated investors who were “accredited investors” within the meaning of Regulation D.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibit:
3	Certificate of Designation of Preferences and Rights of Series C Cumulative Convertible Preferred Stock

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: August 16, 2010	By:	/s/ James A. White
James A. White
Chief Financial Officer (Principal Financial Officer)