Form 10-Q
period 2010-09-30
SUPERIOR BANCORP
filed 2010-11-15
CIK 1065298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10 , 2010

Common stock, $.001 par value	12,560,457

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$66,937	$74,020
Interest-bearing deposits in other banks	195,212	23,714
Federal funds sold	1,946	2,036

Total cash and cash equivalents	264,095	99,770
Investment securities available-for-sale	261,002	286,310
Tax lien certificates	19,849	19,292
Mortgage loans held-for-sale	63,884	71,879
Loans, net of unearned income	2,415,862	2,472,697
Allowance for loan losses	(151,362)	(41,884)

Net loans	2,264,500	2,430,813
Premises and equipment, net	102,097	104,022
Accrued interest receivable	13,693	15,581
Stock in FHLB	16,907	18,212
Cash surrender value of life insurance	51,277	50,142
Core deposit and other intangible assets	13,772	16,694
Other real estate	58,766	41,618
Other assets	36,659	67,536

Total assets	$3,166,501	$3,221,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$276,473	$257,744
Interest-bearing	2,500,357	2,398,829

Total deposits	2,776,830	2,656,573
Advances from FHLB	216,325	218,322
Security repurchase agreements	726	841
Notes payable	45,201	45,917
Subordinated debentures, net	81,518	84,170
Accrued expenses and other liabilities	30,497	24,342

Total liabilities	3,151,097	3,030,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; shares authorized 5,000,000:
Series B, cumulative convertible preferred stock, 111, -0- and -0- shares issued and outstanding as of September 30, 2010 and 2009 and December 31, 2009, respectively	—	—
Series C, cumulative convertible preferred stock, 3, -0- and -0- shares issued and outstanding as of September 30, 2010 and 2009 and December 31, 2009, respectively	—	—
Common stock, par value $.001 per share; shares authorized 200,000,000, 20,000,000 and 200,000,000 at September 30, 2010 and 2009 and December 31, 2009, respectively; shares issued 12,560,457, 11,624,279 and 11,673,837, respectively; outstanding 12,560,457, 11,624,279 and 11,667,794, respectively	13	12
Surplus — preferred	12,428	—
— warrants	9,827	8,646
— common	325,158	322,043
Accumulated deficit	(329,030)	(130,889)
Accumulated other comprehensive loss	(2,853)	(7,825)
Unearned ESOP stock	(129)	(263)
Unearned restricted stock	(10)	(20)

Total stockholders’ equity	15,404	191,704

Total liabilities and stockholders’ equity	$3,166,501	$3,221,869

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$34,108	$36,783	$106,662	$107,693
Interest on taxable securities	2,299	3,362	7,835	11,148
Interest on tax-exempt securities	302	432	928	1,295
Interest on federal funds sold	1	1	4	8
Interest and dividends on other investments	542	471	1,307	1,289

Total interest income	37,252	41,049	116,736	121,433
Interest expense:
Interest on deposits	10,843	13,315	33,821	42,317
Interest on other borrowed funds	2,505	2,619	7,568	7,558
Interest on subordinated debentures	2,384	1,202	7,169	3,602

Total interest expense	15,732	17,136	48,558	53,477

Net interest income	21,520	23,913	68,178	67,956
Provision for loan losses	102,106	5,169	161,596	14,602

Net interest (loss) income after provision for loan losses	(80,586)	18,744	(93,418)	53,354
Noninterest income:
Service charges and fees on deposits	2,268	2,595	6,819	7,506
Mortgage banking income	6,198	1,506	10,875	5,468
Investment securities gains (losses)
Gain on sale of securities	3	5,644	1,861	5,644
Total other-than-temporary impairment losses (“OTTI”)	(174)	(3,478)	(1,057)	(20,669)
Portion of OTTI recognized in other comprehensive loss	(135)	(45)	48	5,519

Investment securities gains (losses)	(306)	2,121	852	(9,506)
Change in fair value of derivatives	(1,481)	435	(1,510)	170
Increase in cash surrender value of life insurance	576	568	1,702	1,623
Gain on exchange of subordinated debt for common stock	—	—	507	—
Other income	552	1,254	3,302	3,811

Total noninterest income	7,807	8,479	22,547	9,072
Noninterest expenses:
Salaries and employee benefits	14,062	12,234	42,102	36,976
Occupancy, furniture and equipment	5,012	4,478	14,625	13,397
Amortization of core deposit intangibles	870	985	2,609	2,956
FDIC assessments	2,613	921	5,846	3,310
Foreclosure losses	6,187	1,337	12,122	3,656
Other expenses	7,398	5,687	20,180	17,207

Total noninterest expenses	36,142	25,642	97,484	77,502

Loss before income taxes	(108,921)	1,581	(168,355)	(15,076)
Income tax expense (benefit)	26,972	701	27,000	(6,686)

Net loss	(135,893)	880	(195,355)	(8,390)
Preferred stock dividends and amortization	(1,887)	(1,167)	(2,786)	(3,477)

Net loss applicable to common stockholders	$(137,780)	$(287)	$(198,141)	$(11,867)

Weighted average common shares outstanding	12,531	10,984	12,164	10,373
Weighted average common shares outstanding, assuming dilution	12,531	10,984	12,164	10,373
Basic net loss per common share	$(11.00)	$(0.03)	$(16.29)	$(1.14)
Diluted net loss per common share	$(11.00)	$(0.03)	$(16.29)	$(1.14)
See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

							Accumulated
							Other	Unearned	Unearned	Total
	Preferred	Common	Surplus			Accumulated	Comprehensive	ESOP	Restricted	Stockholders’
	Stock	Stock	Preferred	Warrants	Common	Deficit	(Loss) Gain	Stock	Stock	Equity
Balance at December 31, 2009	$—	$12	$—	$8,646	$322,043	$(130,889)	$(7,825)	$(263)	$(20)	$191,704
Comprehensive loss:
Net loss	—	—	—	—	—	(195,355)	—	—	—	(195,355)
Other comprehensive gain, net of tax expense of $2.6 million unrealized gain on securities available for sale, arising during the period, net of reclassification adjustment	—	—	—	—	—	—	4,489	—	—	4,489
Change in accumulated loss on cash flow hedging instrument, net of tax of $0.3 million	—	—	—	—	—	—	483	—	—	483

Comprehensive loss										(190,383)
Cumulative preferred stock dividend, net of amortization	—	—	2,258	—	—	(2,786)	—	—	—	(528)
Exchange of trust preferred debt for 849,156 shares of common stock		1	—	—	2,883	—	—	—	—	2,884
Compensation expense related to stock options	—	—	—	—	204	—	—	—	—	204
Issuance of 111 shares Series B preferred stock and 792,859 warrants	—	—	9,887	1,164	—	—	—	—	—	11,051
Issuance of 3 shares Series C preferred stock and 21,429 warrants	—		283	17		—	—	—		300
Amortization of unearned restricted stock	—	—	—	—	—	—	—	—	10	10
Issuance of 43,507 shares related to board compensation	—	—	—	—	155	—	—	—	—	155
Release of 2,954 shares by ESOP	—	—	—	—	(127)	—	—	134	—	7

Balance at September 30, 2010	$—	$13	$12,428	$9,827	$325,158	$(329,030)	$(2,853)	$(129)	$(10)	$15,404

See Notes to Condensed Consolidated Financial Statements.

SUPERIOR BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$26,141	$(23,537)

Investing activities
Proceeds from sales of investment securities available-for-sale	89,130	157,614
Proceeds from maturities of investment securities available-for-sale	60,577	57,334
Purchase of investment securities available-for-sale	(117,055)	(162,586)
Net increase in loans	(38,946)	(164,713)
Redemptions of tax lien certificates	14,318	29,909
Purchase of tax lien certificates	(14,875)	(30,823)
Purchase of premises and equipment	(3,403)	(6,616)
Proceeds from sale of premises and equipment	—	376
Proceeds from sale of foreclosed assets	18,661	11,149
Decrease in stock of FHLB	1,305	3,199

Net cash provided by (used in) investing activities	9,712	(105,157)
Financing activities
Net increase in deposits	120,147	277,130
Decrease in FHLB advances	(1,997)	(145,033)
Proceeds from note payable	—	38,575
Principal payment on note payable	(1,067)	—
Net decrease in other borrowed funds	(204)	—
Proceeds from exchange of subordinated debt for common stock	193	—
Proceeds from issuance of common stock	—	3,299
Proceeds from issuance of preferred stock	11,400	—
Cash dividends paid	—	(2,395)

Net cash provided by financing activities	128,472	171,576

Net increase in cash and cash equivalents	164,325	42,882
Cash and cash equivalents at beginning of period	99,770	89,448

Cash and cash equivalents at end of period	$264,095	$132,330

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for Superior Bancorp (the “Corporation”) have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For a summary of significant accounting policies that have been consistently followed, see Note 1 to the Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. It is management’s opinion that all adjustments, consisting of only normal and recurring items necessary for a fair presentation, have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
See “Note 14 – Subsequent Event” regarding the recent issuance by the Office of Thrift Supervision (the “OTS”) of an Order to Cease and Desist to the Corporation and its wholly-owned subsidiary, Superior Bank.
The Condensed Consolidated Statement of Financial Condition as of December 31, 2009, presented herein has been derived from the financial statements audited by Grant Thornton LLP, independent registered public accountants, as indicated in their report, dated March 11, 2010, included in the Corporation’s Annual Report on Form 10-K. The Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets (“ASU 2009 -16”). ASU 2009-16 formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets and provides a revision for Topic 860 to require more information about transfers of financial assets. Topic 860 and ASU 2009-16 became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of Topic 860 and ASU 2009-16 did not have a material impact on the Corporation’s consolidated financial statements.
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
In January 2010, FASB issued ASU No. 2010-06 — Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, Fair Value Measurements and Disclosures, that require new disclosures for transfers in and out of Levels 1 and 2, and for activity in Level 3 fair value measurements. In addition, ASU 2010-06 provides amendments that clarify existing disclosures relating to the level of disaggregation and inputs and valuation techniques. Fair value measurement disclosures should be provided for each class of assets and liabilities, and disclosures should be made about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements that fall in either Level 2 or Level 3. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Corporation adopted the disclosure requirements of ASU 2010-06 as of January 1, 2010. The adoption of ASU 2010-06 did not have an impact to the Corporation’s financial position, results of operations or cash flows (See Note 12). The disclosures about purchases, sales, issuances and settlements in the roll-forward activity of activity in the Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
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
Note 3 — Investment Securities
The amortized cost and estimated fair values of investment securities as of September 30, 2010 are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Investment securities available-for-sale
U.S. Agency securities	$18,255	$341	$—	$18,596
Mortgage-backed securities (“MBS”):
U.S. Agency pass-through	102,425	3,280	7	105,698
U.S. Agency collateralized mortgage obligation (“CMO”)	81,183	2,596	—	83,779
Private-label CMO	15,264	239	2,234	13,269

Total MBS	198,872	6,115	2,241	202,746
State, county and municipal securities	29,415	960	208	30,167
Corporate obligations:
Corporate debt	4,082	—	82	4,000
Pooled trust preferred securities	8,080	—	4,501	3,579
Single issue trust preferred securities	5,000	—	3,225	1,775

Total corporate obligations	17,162	—	7,808	9,354
Equity securities	113	26	—	139

Total investment securities available-for-sale	$263,817	$7,442	$10,257	$261,002

Investment securities with an amortized cost of $253.8 million as of September 30, 2010 were pledged to secure public funds and for other purposes as required or permitted by law.
The amortized cost and estimated fair values of investment securities as of September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$285	$286
Due after one year through five years	7,403	7,401
Due after five years through ten years	23,202	23,735
Due after ten years	34,055	26,834
Mortgage-backed securities	198,872	202,746

	$263,817	$261,002

During the second quarter, the Corporation sold certain U.S. Agency securities and U.S Agency MBS with combined amortized cost and market values of $87.4 million and $89.1 million, respectively. The Corporation reinvested a portion of the proceeds into a like amount of U. S Agency MBS guaranteed by the Government National Mortgage Association (“Ginnie Mae”). This repositioning reduced the duration of the portfolio and improved risk-based capital. The Corporation realized a net gain of approximately $1.7 million. A portion of these securities had impairment losses of approximately $0.2 million, which the Corporation realized in the three months ended March 31, 2010.
The following table summarizes the investment securities with unrealized losses as of September 30, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
	(Dollars in thousands)
Temporarily Impaired
MBS
U.S. Agency pass-through	$74	$—	$239	$7	$313	$7
U.S. Agency CMO	38	—	—	—	38	—
Private-label CMO	—	—	5,903	850	5,903	850

Total MBS	112	—	6,142	857	6,254	857
State, county and municipal securities	1,585	79	970	129	2,555	208
Corporate obligations:
Corporate debt	—	—	4,000	82	4,000	82
Single issue trust preferred securities	—	—	1,775	3,225	1,775	3,225

Total corporate obligations	—	—	5,775	3,307	5,775	3,307

Total temporarily impaired securities	1,697	79	12,887	4,293	14,584	4,372
Other-than-temporarily Impaired
MBS
Private-label CMO	—	—	3,094	1,384	3,094	1,384
Corporate obligations
Pooled trust preferred securities	—	—	3,579	4,501	3,579	4,501

Total OTTI securities	—	—	6,673	5,885	6,673	5,885

Total temporarily and other-than-temporarily impaired	$1,697	$79	$19,560	$10,178	$21,257	$10,257

(1)	Unrealized losses are included in other comprehensive loss, net of unrealized gains and applicable income taxes.

The following is a summary of the total count by category of investment securities with gross unrealized losses as of September 30, 2010:

	Less than	Greater Than
	12 Months	12 Months	Total
Temporarily Impaired
Mortgage-backed securities:
U.S. Agency residential	2	1	3
U.S. Agency CMO	1	—	1
Private-label CMO	—	5	5

Total MBS	3	6	9
State, county and municipal securities	6	3	9
Corporate obligations:
Corporate debt	—	3	3
Single issue trust preferred securities	—	1	1

Total corporate obligations	—	4	4

Total temporarily impaired securities	9	13	22
Other-than-temporarily Impaired
Mortgage-backed securities:
Private-label CMO	—	1	1
Corporate obligations:
Pooled trust preferred securities	—	4	4

Total OTTI securities	—	5	5

Total temporarily and other-than-temporarily impaired	9	18	27

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
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell, or more likely than not will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings at an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of September 30, 2010, the Corporation’s securities portfolio consisted of 198 securities, 27 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s private-label CMOs and trust preferred securities, as discussed below.

Mortgage-backed securities
As of September 30, 2010, approximately 93% of the dollar volume of MBS the Corporation held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Ginnie Mae, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. The Corporation’s MBS portfolio also includes 10 private-label CMOs with a market value of $13.3 million, which had net unrealized losses of approximately $2.0 million as of September 30, 2010. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (dollars in thousands):

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	(Loss) Gain
A1/NR	1	2.61	$(162)
Aaa/NR	1	4.73	—
NR/AAA	1	3.08	111
NR/AA	1	3.26	(143)
B2/AA	1	N/A	(452)
B2/NR	1	3.99	(56)
NR/BBB	1	2.17	(37)
Caa2/CCC (2)	1	0.75	(1,384)
NR/C (2)	2	0.00-0.25	128

Total	10		$(1,995)

(1)	The Credit Support Coverage Ratio determines the multiple of credit support, and it is based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI (see discussion below).
During the first and third quarters of 2010, the Corporation recognized an immaterial amount of OTTI on two of the private-label CMOs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. As of September 30, 2010, the fair values of the three private-label CMO securities with OTTI totaled $3.7 million and were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for securities with maturities and risk characteristics similar to the securities being measured (see Note 12). The following table provides additional information regarding these CMO valuations as of September 30, 2010 (dollars in thousands):

		Discount					Year-to-Date
		Margin				Actual	OTTI
	Price	Basis		Cumulative	Average	60+ Days	Credit
Security	(%)	Points	Yield	Default	Security	Delinquent	Portion	Other	Total
CMO 1	10.76	1756	18%	55.09%	50%	16.27%	$(54)	$(85)	$(139)
CMO 2	17.57	1629	17%	49.04%	45%	27.72%	—	—	—
CMO 4	63.01	1440	16%	29.38%	45%	16.67%	(97)	74	(23)

							$(151)	$(11)	$(162)

During the first quarter of 2010, CMO 3, which had a nominal remaining amortized cost, was completely written off. The Corporation does not expect to recover any future cash flows from CMO 3.
As of September 30, 2010, management did not intend to sell these securities, nor did management believe that it is more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered.

State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily a reflection of changes in interest rates. This portfolio segment was not experiencing any credit problems as of September 30, 2010. The Corporation believes that all contractual cash flows will be received on this portfolio.
As of September 30, 2010, management did not intend to sell these securities, nor was it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since the Corporation’s current financial condition, including liquidity and interest rate risk, is not expected to require such action.
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
On the basis of the evaluation of collateral credit and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO; specifically, the Corporation estimates the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors like asset quality and leverage, the Corporation formulates a recovery assumption for each piece of collateral in the event of a default. For collateral that has already defaulted, the Corporation assumes no recovery. For collateral that is deferring, the Corporation assumes a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis and in some instances, based on an analysis of the credit, assigned a probability that the deferral will ultimately cure.
The base-case collateral-specific assumptions are aggregated into cumulative weighted-average default, recovery and prepayment probabilities. In light of generally weakening collateral credit performance and a challenging U.S. credit and real estate environment, the Corporation’s assumptions generally imply a larger amount of collateral defaults during the next three years than that which has been experienced historically and a gradual leveling off of defaults thereafter.
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

The following tables provide various information and fair value model assumptions regarding the Corporation’s CDOs as of September 30, 2010 (dollars in thousands):

						Year-to-Date
						Other-than-temporary-impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd	Pooled	MEZ	$2,135	$896	$(1,239)	$—	$—	$—
MM Community Funding Ltd	Pooled	B	1,957	789	(1,168)	(20)	(117)	(137)
Preferred Term Securities V	Pooled	MEZ	1,145	808	(337)	(61)	37	(24)
Tpref Funding III Ltd	Pooled	B-2	2,843	1,086	(1,757)	(174)	43	(131)
Emigrant Capital Trust (1)	Single	Sole	5,000	1,775	(3,225)	—	—	—

			$13,080	$5,354	$(7,726)	$(255)	$(37)	$(292)

			Original Collateral -	Performing Collateral -
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination (2)
MM Caps Funding I Ltd	C	21	21%	18%	0%
MM Community Funding Ltd	C	7	25%	29%	0%
Preferred Term Securities V	CCC	2	5%	36%	0%
Tpref Funding III Ltd	C	22	28%	20%	0%
Emigrant Capital Trust (1)	NR	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$44.79	Swap + 1800	9.48% Fixed
MM Community Funding Ltd	15.77	LIBOR + 1500	LIBOR + 310
Preferred Term Securities V	58.85	LIBOR + 1600	LIBOR + 210
Tpref Funding III Ltd	27.16	LIBOR + 1200	LIBOR + 190
Emigrant Capital Trust (1)	35.50	LIBOR + 1162	LIBOR + 200

(1)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 1162 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuer’s peer group.

(2)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
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
As of September 30, 2010, management did not intend to sell these securities, nor did management believe it is more likely than not that the Corporation will be required to sell the securities before the entire amortized cost basis is recovered.

The following table provides a roll-forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the period shown:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$8,924	$8,869
Amounts related to credit losses for which an OTTI was not previously recognized	—	154
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	309	405
Reductions for securities where there is an intent to sell or requirement to sell	—	(154)
Reductions for securities that are in total default	(1,434)	(1,434)
Reductions for increases in cash flows expected to be collected	(447)	(488)

Balance at end of period	$7,352	$7,352

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Stock in the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”)
As of September 30, 2010, the Corporation has stock in FHLB Atlanta totaling $16.9 million (its par value), which is presented separately on the face of the statement of financial condition. There is no ready market for the stock and no quoted market values, as only member institutions are eligible to be shareholders and all transactions are, by charter, to take place at par with FHLB Atlanta as the only purchaser. Therefore, the Corporation accounts for this investment as a long-term asset and carries it at cost. Management reviews this stock quarterly for impairment and conducts its analysis in accordance with ASC 942-325-35-3.
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
Note 4 – Allowance for Loan Losses
The following tables show the provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from the Corporation’s ongoing assessment of the loan portfolio for the periods indicated:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning allowance for loan losses	$79,425	$33,504	$41,884	$28,850
Provision for loan losses	102,106	5,169	161,596	14,602
Total charge-offs	30,422	4,546	52,837	9,868
Total recoveries	(253)	(209)	(719)	(752)

Net charge-offs	30,169	4,337	52,118	9,116

Ending allowance for loan losses	$151,362	$34,336	$151,362	$34,336

Total loans, net of unearned income	$2,415,862	$2,434,534

Allowance for loan losses to total loans, net of unearned income	6.27%	1.41%

The overall level of allowance for loan losses increased significantly over the course of 2010 with the largest increase occurring during the third quarter of 2010. Specific allowance levels and historical loss ratios were the drivers of this increase with the level of specific allocation required relative to impaired loans being the most significant. In comparison to the second quarter of 2010, historical loss ratios continued to increase as the Corporation continued to realize losses in all major loan categories with the majority of loss experience in construction loans secured by undeveloped or partially-developed land.
Note 5 — Debt
On September 3, 2010, the Corporation entered into a second modification and limited waiver agreement (the “Agreement”) related to the $5.9 million outstanding on its line of credit with a regional bank. The Agreement extends the maturity date to November 3, 2010 and provides a limited waiver of certain rights and covenants under the original loan agreement.
In addition, the Corporation has deferred regularly scheduled interest payments on all issues of its junior subordinated debentures relating to its five different issues of trust preferred securities aggregating approximately $118 million in principal amount currently outstanding. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The terms of the junior subordinated debentures and the related documents governing the respective issues of trust preferred securities contemplate the possibility of such deferrals and allow the Corporation to defer payments without default or penalty. The deferrals are for up to five years.
So long as interest is deferred on the junior subordinated debentures and corresponding distributions are deferred on the trust preferred securities, interest will continue to accrue on the junior subordinated notes, and that deferred interest will also accrue interest. The Corporation may terminate the deferrals and resume payments at any time. Upon the termination or expiration of the deferrals, all accrued and unpaid interest will be due and payable on the junior subordinated notes, and a corresponding amount of distributions will be payable on the trust preferred securities.
The Corporation must seek OTS approval before incurring any new debt or renewing any existing debt (See Note 14).
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
Interest Rate Swaps
The Corporation has entered into interest rate swaps (“CD swaps”) to convert the fixed rate paid on brokered certificates of deposit (“CDs”) to a variable rate based upon three-month London Interbank Offered Rate (“LIBOR”). As of September 30, 2010 and December 31, 2009, the Corporation had $0.7 million in notional amount of CD swaps which had not been designated as hedges. These CD swaps had not been designated as hedges because they represent the portion of the interest rate swaps that are over-hedged due to principal reductions on the brokered CDs.
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

Fair Value Hedges
As of September 30, 2010 and December 31, 2009, the Corporation had $2.8 million in notional amount of CD swaps designated and qualified as fair value hedges. These CD swaps were designated as hedging instruments to hedge the risk of changes in the fair value of the underlying brokered CD due to changes in interest rates. As of September 30, 2010 and December 31, 2009, the amount of CD swaps designated as hedging instruments had a recorded fair value of $0.4 million and $0.2 million, respectively, and a weighted average life of 2.1 years and 2.5 years, respectively. The weighted average fixed rate (receiving rate) was 4.70% and the weighted average variable rate (paying rate) was 0.40% (LIBOR-based).
Cash Flow Hedges
During the second quarter, the Corporation settled $3.5 million of notional amount of interest rate swap agreements related to certain subordinated debt that was exchanged for common stock and incurred a loss of $0.1 million (see Note 13 for additional disclosure). During the third quarter, the Corporation settled the remaining $18.5 million of notional amount of interest rate swap agreements related to certain subordinated debt and incurred a loss of $1.0 million.
Interest Rate Lock Commitments
In the ordinary course of business, the Corporation enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under FASB guidance and are required to be recorded at fair value. The aggregate amount of these mortgage loan origination commitments was $90.3 million and $41.0 million as of September 30, 2010 and December 31, 2009, respectively. The fair value of the origination commitments was $0.8 million and $(0.4) million as of September 30, 2010 and December 31, 2009, respectively.
Forward Sales Commitments
To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to customers, the Corporation enters into forward sales commitments of MBS. During the period from commitment date to closing date, the Corporation is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments, under which the Corporation agrees to deliver certain MBS, are established. These commitments are non-hedging derivatives in accordance with FASB guidance and recorded at fair value. The aggregate amount of forward commitments was $147.6 million as of September 30, 2010. The fair value of the commitments was $0.3 million as of September 30, 2010.
Forward Purchase Commitments
If the Corporation determines that the amount of its forward sales commitments exceeds the amount necessary to mitigate the interest rate risk in the rate lock commitments, it will enter into forward purchase commitments to purchase MBS on an agreed-upon date and price similar to the terms of forward sales commitments. These commitments are non-hedging derivatives in accordance with FASB guidance and recorded at fair value. The aggregate amount of forward purchase commitments was $45.3 million as of September 30, 2010. The fair value of the commitments was $(0.1) million as of September 30, 2010.
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

The following table includes the notional amounts and estimated fair values of the Corporation’s derivative contracts outstanding as of the periods presented:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Interest rate derivatives designated as hedges of fair value:
Interest rate swap on brokered certificates of deposit	$2,777	$374	$2,777	$228
Interest rate derivatives designated as hedges of cash flows:
Interest rate swaps on subordinated debenture	—	—	22,000	(766)
Non-hedging derivatives:
Brokered certificates of deposit interest rate swap	723	97	723	59
Mortgage loan held for sale interest rate lock commitment	93,891	825	41,038	(370)
Mortgage loan forward sales commitments	147,598	305	—	—
Mortgage loan forward purchase commitments	45,321	(115)	—	—
Commercial loan interest rate swap with loan customer	3,690	407	3,766	323
Commercial loan interest rate swap with financial institution	3,690	(407)	3,766	(323)
The weighted-average rates paid and received for interest rate swaps outstanding as of September 30, 2010 were as follows:

	Weighted-Average
	Interest	Interest
	Rate	Rate
	Paid	Received
Interest rate swaps:
Fair value hedge on brokered certificates of deposit interest rate swap	0.43%	4.70%
Non-hedging interest rate swap on commercial loan	6.73	6.73
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
Amounts included in the condensed consolidated statements of operations related to interest rate derivatives designated as hedges of fair value are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate swap on brokered certificates of deposit:
Amount of gain included in interest expense on deposits	$30	$29	$89	$79
Amount of loss included in other noninterest income	(5)	(12)	(5)	(492)

Amounts included in the condensed consolidated statements of operations and in other comprehensive loss for the period related to interest rate derivatives designated as hedges of cash flows are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate swap on subordinated debenture:
Net loss included in interest expense on subordinated debt	$(105)	$(142)	$(420)	$(301)
Amount of gain (loss) recognized in other comprehensive income	575	(138)	384	66
Amount of loss recognized in other income	(975)	—	(1,129)	—
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
Gain (loss) included in noninterest income in the condensed consolidated statements of operations related to non-hedging derivative instruments are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Non-hedging derivatives:
Brokered certificates of deposit interest rate swap	$21	$19	$62	$(53)
Mortgage loan held for sale interest rate lock commitment	195	428	1,195	715
Mortgage loan forward sales commitments	956	—	(305)	—
Mortgage loan forward purchase commitments	324	—	(115)	—
Net settlement of forward purchase and sale commitments	(2,323)	—	(2,323)	—
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
The aggregate cash collateral posted with the counterparties as collateral by the Corporation related to derivative contracts was approximately $3.2 million as of September 30, 2010.

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

			Total		Superior
	Alabama	Florida	Alabama and	Administrative	Bancorp
	Region	Region	Florida	and Other	Combined
	(Dollars in thousands)
Three Months Ended September 30, 2010
Net interest income	$10,278	$9,071	$19,349	$2,171	$21,520
Provision for loan losses (1)	5,158	36,396	41,554	60,552	102,106
Noninterest income	2,042	427	2,469	5,338	7,807
Noninterest expense	9,674	9,258	18,932	17,210	36,142

Operating loss	$(2,512)	$(36,156)	$(38,668)	$(70,253)	(108,921)

Income tax benefit					26,972

Net loss					$(135,893)

Total assets	$1,040,934	$1,222,415	$2,263,349	$930,152	$3,193,501

Three Months Ended September 30, 2009
Net interest income	$9,870	$9,828	$19,698	$4,215	$23,913
Provision for loan losses (1)	1,398	3,536	4,934	235	5,169
Noninterest income	2,241	483	2,724	5,755	8,479
Noninterest expense	8,737	5,911	14,648	10,994	25,642

Operating profit (loss)	$1,976	$864	$2,840	$(1,259)	$1,581

Income tax expense					701

Net income					$880

Total assets	$1,067,866	$1,222,358	$2,290,224	$936,346	$3,226,570

Nine Months Ended September 30, 2010
Net interest income	$30,368	$30,741	$61,109	$7,069	$68,178
Provision for loan losses (1)	8,020	55,365	63,385	98,211	161,596
Noninterest income	6,015	1,317	7,332	15,215	22,547
Noninterest expense	27,992	22,664	50,656	46,828	97,484

Operating profit (loss)	$371	$(45,971)	$(45,600)	$(122,755)	$(168,355)

Income tax expense					27,000

Net loss					$(195,355)

Nine Months Ended September 30, 2009
Net interest income	$26,861	$28,294	$55,155	$12,801	$67,956
Provision for loan losses (1)	4,434	6,499	10,933	3,669	14,602
Noninterest income	6,518	1,512	8,030	1,042	9,072
Noninterest expense	26,162	17,479	43,641	33,861	77,502

Operating profit (loss)	$2,783	$5,828	$8,611	$(23,687)	$(15,076)

Income tax benefit					(6,686)

Net loss					$(8,390)

(1)	Provision for loan losses for Alabama and Florida segments primarily represents charge-offs during the periods presented. Any provision in excess of charge-offs initially flows through Administrative and Other.

Note 8 —Net Loss per Common Share
The following table sets forth the computation of basic net loss per common share and diluted net loss per common share (dollars in thousands, except per share amounts):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(135,893)	$880	$(195,355)	$(8,390)
Less preferred stock dividends and amortization	(1,887)	(1,167)	(2,786)	(3,477)

For basic and diluted, net loss applicable to common stockholders	$(137,780)	$(287)	$(198,141)	$(11,867)

Denominator:
For basic, weighted average common shares outstanding	12,531	10,984	12,164	10,373
Effect of dilutive stock options	—	—	—	—

Average common shares outstanding, assuming dilution	12,531	10,984	12,164	10,373

Basic net loss per common share	$(11.00)	$(0.03)	$(16.29)	$(1.14)

Diluted net loss per common share	$(11.00)	$(0.03)	$(16.29)	$(1.14)

Basic net loss per common share is calculated by dividing net loss, less dividend requirements on outstanding preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net loss per common share takes into consideration the pro forma dilution assuming certain warrants, unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. Common stock equivalents of 20,290 and 299,830 and 303,549 and 152,535 were not included in computing diluted net loss per share for the three and nine months ended September 30, 2010 and 2009, respectively, as they were considered anti-dilutive.

Note 9 — Comprehensive Loss
Total comprehensive income (loss) was $(133.6) million and $(190.4) million for the three and nine months ended September 30, 2010, respectively, and $1.4 million and $(8.0) million for the three and nine months ended September 30, 2009, respectively. Total comprehensive income (loss) consists of net loss and other comprehensive income (loss). The components of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)
Three Months Ended September 30, 2010
Unrealized gain on available-for-sale securities	$2,406	$(890)	$1,516
Reclassification adjustment for losses realized in net loss	306	(113)	193
Unrealized loss on derivatives	(75)	28	(47)
Reclassification adjustment for losses realized in net loss	975	(361)	614

Net unrealized gain	$3,612	$(1,336)	$2,276

Three Months Ended September 30, 2009
Unrealized gain on available-for-sale securities	$3,119	$(1,154)	$1,965
Reclassification adjustment for gains realized in net loss	(2,121)	785	(1,336)
Unrealized loss on derivatives	(219)	81	(138)

Net unrealized gain	$779	$(288)	$491

Nine Months Ended September 30, 2010
Unrealized gain on available-for-sale securities	$7,977	$(2,951)	$5,026
Reclassification adjustment for gains realized in net loss	(852)	315	(537)
Unrealized loss on derivatives	(363)	135	(228)
Reclassification adjustment for losses realized in net loss	1,129	(418)	711

Net unrealized gain	$7,891	$(2,919)	$4,972

Nine Months Ended September 30, 2009
Unrealized loss on available-for-sale securities	$(8,936)	$3,306	$(5,630)
Reclassification adjustment for losses realized in net loss	9,506	(3,517)	5,989
Unrealized gain on derivatives	106	(39)	67

Net unrealized gain	$676	$(250)	$426

Note 10 — Income Taxes
The Corporation recognized income tax expense of $27.0 million for the three and nine months ended September 30, 2010, respectively, compared to an income tax expense (benefit) of $0.7 million and $(6.7) million for the three and nine months ended September 30, 2009, respectively. The difference between the effective tax rates in 2010 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% was primarily due to the recognition of an additional $66.9 million and $88.9 million valuation allowance against the Corporation’s deferred tax assets (“DTAs”) during the three and nine months ended September 30,2010, respectively. The Corporation’s total valuation allowance was $90.1 million at September 30, 2010, which has reduced the net DTA to $0.0. The difference between the effective and statutory tax rates in 2009 was primarily due to certain tax-exempt income from investments and income reported from insurance policies.
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

The recognition of DTAs is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by the Corporation’s subsidiaries, and the implementation of various tax planning strategies to maximize realization of the DTA. A complete discussion of management’s assessment of the realizability of the Corporation’s DTAs is included in the 2009 Annual Report on Form 10-K under the heading “Critical Accounting Estimates,” in Management’s Discussion and Analysis and in Note 14 to the 2009 consolidated financial statements.
Management evaluates the realizability of DTAs quarterly and, if necessary, adjusts the valuation allowance accordingly. Based on the net loss incurred in the second and third quarters, management has revised its assessment of the realizablity of the DTAs as of September 30, 2010 and recorded a $90.1 million valuation allowance. As a result, beginning in the third quarter of 2010, the Corporation no longer considers future taxable income in determining the realizability of its DTA. The Corporation’s estimate of the realization of its DTA is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies. Additionally, management may further increase the valuation allowance in the near term if estimates of future taxable income are reduced due to further deteriorations in market conditions or the economy, which could produce additional credit losses within the loan and investment portfolios.
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
The fair value of each option award is estimated on the date of grant based upon the Black-Scholes pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term. Expected volatility has been estimated based on historical data. The expected term has been estimated based on the five-year vesting date and change of control provisions. The Corporation used the following weighted-average assumptions for the nine months ended September 30:

	2010	2009
Risk-free interest rate	2.57%	2.57%
Volatility factor	55.79	55.38
Expected term (in years)	5.00	5.00
Dividend yield	0.00	0.00

A summary of stock option activity as of September 30, 2010 and changes during the nine months ended is shown below (dollars in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
For the Nine Months Ended September 30, 2010	Number	Price	Term	Value
Under option, beginning of period	925,647	$26.85
Granted	5,000	3.44
Exercised	—	—
Forfeited	(25,119)	14.62
Under option, end of period	905,528	$27.06	4.96	$—

Exercisable at end of period	613,028	$31.91	2.63	$—

Weighted-average fair value per option of options granted during the period	$3.44

As of September 30, 2010, there was $0.2 million of total unrecognized compensation expense related to the unvested awards. This expense will be recognized over approximately the next 30 months unless the shares vest earlier based on achievement of benchmark trading price levels. During the three and nine months ended September 30, 2010, the Corporation recognized approximately $0.1 million and $0.2 million, respectively, in compensation expense related to options granted. During the three and nine months ended September 30, 2009, the Corporation recognized approximately $0.1 million and $0.4 million, respectively, in compensation expense related to options granted.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The table below presents the Corporation’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset as of September 30, 2010:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2010
Investment securities available-for-sale
U.S. Agency securities	$18,596	$—	$18,596	$—
MBS
U.S. Agency MBS pass-through	105,698	—	105,698	—
U.S. Agency CMO	83,779	—	83,779	—
Private-label CMO	13,269	—	7,129	6,140

Total MBS	202,746	—	196,606	6,140
State, county and municipal securities	30,167	—	28,645	1,522
Corporate obligations
Corporate debt	4,000	—	4,000	—
Pooled trust preferred securities	3,579	—	—	3,579
Single issue trust preferred securities	1,775	—	—	1,775

Total corporate obligations	9,354	—	4,000	5,354
Equity securities	139	139	—	—

Total investment securities available-for-sale	261,002	139	247,847	13,016
Derivative assets	1,876	—	1,876	—

Total recurring basis measured assets	$262,878	$139	$249,723	$13,016

Derivative liabilities	$1,000	$—	$1,000	$—

Total recurring basis measured liabilities	$1,000	$—	$1,000	$—

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
MBS
U.S. Agency pass-through	163,724	—	163,724	—
U.S. Agency CMO	12,759	—	12,759	—
Private-label CMO	16,191	—	8,771	7,420

Total MBS	192,674	—	185,254	7,420
State, county and municipal securities	31,462	—	29,733	1,729
Corporate obligations
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

Valuation Techniques — Recurring Basis
Securities Available-for-Sale
When quoted prices are available in an active market, securities are classified as Level 1. These securities include investments in Fannie Mae and Freddie Mac preferred stock. For securities reported at fair value utilizing Level 2 inputs, the Corporation obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs. In certain cases where there is limited activity, securities are classified as Level 3 within the valuation hierarchy. These securities include a single issue trust preferred security and CDOs backed by pooled trust preferred securities and certain private-label mortgage-backed securities. The fair value of the trust preferred securities is calculated using an income approach based on various spreads to LIBOR determined after a review of applicable financial data and credit ratings (see Note 3 — Trust Preferred Securities). As of September 30, 2010, the fair values of five private-label mortgage-backed securities totaling $6.1 million were measured using Level 3 inputs because the market has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were previously measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for such securities with maturities and risk characteristics similar to the securities being measured (see Note 3 — Mortgage-backed Securities).

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
Level 3 Assets Measured at Fair Value on a Recurring Basis

	Available-for-Sale Securities
	September 30,
	2010	2009
	(Dollars in thousands)
Balance at January 1	$13,329	$18,497
Transfer into level 3 category during the year	—	13,978
Total gains (losses) (realized and unrealized)
Included in earnings — investment security loss	(405)	(15,150)
Included in other comprehensive loss	1,783	(1,554)
Other changes due to principal payments	(1,691)	(1,192)

Balance at September 30	$13,016	$14,579

Total amount of loss for the period year-to-date included in earnings attributable to the change in unrealized gains (losses) related to assets held at September 30	$(405)	$(15,150)

Assets Recorded at Fair Value on a Nonrecurring Basis
The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset for the periods indicated:

		Quoted Prices
		in
		Active Markets
		for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
September 30, 2010
Mortgage loans held-for-sale	$63,884	$—	$63,884	$—
Impaired loans, net of specific allowance	192,850	—	—	192,850
Other foreclosed real estate	58,766	—	—	58,766
Other real estate held-for-sale	3,258	—	—	3,258

Total nonrecurring basis measured assets	$318,758	$—	$63,884	$254,874

December 31, 2009
Mortgage loans held-for-sale	$71,879	$—	$71,879	$—
Impaired loans, net of specific allowance	155,545	—	—	155,545
Other foreclosed real estate	41,618	—	—	41,618
Other real estate held-for-sale	3,349	—	—	3,349

Total nonrecurring basis measured assets	$272,391	$—	$71,879	$200,512

Valuation Techniques — Nonrecurring Basis
Mortgage Loans Held-for-Sale
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

Other Real Estate Held- for- Sale
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
Notes Payable
The carrying amount of variable notes payable approximates their fair values. The fair value for fixed-rate notes payable is estimated using a discounted cash flow calculation that applies an interest rate based on a credit spread above the current Treasury yield.
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

The estimated fair values of the Corporation’s financial instruments for the periods indicated are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$66,937	$66,937	$74,020	$74,020
Interest-bearing deposits in other banks	195,212	195,212	23,714	23,714
Federal funds sold	1,946	1,946	2,036	2,036
Securities available for sale	261,002	261,002	286,310	286,310
Tax lien certificates	19,849	19,849	19,292	19,292
Mortgage loans held for sale	63,884	63,884	71,879	71,879
Net loans	2,264,500	2,297,632	2,430,813	2,440,026
Stock in FHLB	16,907	16,907	18,212	18,212
Accrued interest receivable	51,277	51,277	50,142	50,142
Derivative assets	1,876	1,876	610	610
Financial liabilities:
Deposits	2,776,830	2,799,858	2,656,573	2,671,504
Advances from FHLB	216,325	235,785	218,322	233,028
Security repurchase agreements	726	726	841	841
Note payable	45,201	46,898	45,917	45,917
Subordinated debentures	81,518	59,801	84,170	51,609
Derivative liabilities	1,000	1,000	1,459	1,459
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
Note 14 — Subsequent Event
On November 4, 2010, the Corporation issued a press release announcing its entry, together with its wholly-owned subsidiary, Superior Bank (the “Bank”) into certain agreements with the Office of Thrift Supervision (“OTS”). On November 2, 2010 (the “Effective Date”), the Corporation and the Bank each entered into a Stipulation and Consent with the OTS, the Corporation’s and the Bank’s primary federal regulator, whereby each of the Corporation and the Bank consented to the issuance of an Order to Cease and Desist issued by the OTS, without admitting or denying that any grounds exist for the issuance of the Cease and Desist Orders.
The summaries that follow do not purport to be complete and are qualified by reference to the exhibits included in a Form 8-K filed by the Corporation with the SEC on November 4, 2010, which are incorporated herein and which set forth complete copies of the Stipulations and Orders.
The Bank Order provides, among other things, that:
•	The Bank shall cease and desist from any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting unsafe or unsound banking practices that resulted in certain occurrences specified in the Bank Order.

•	No later than March 31, 2011, the Bank shall achieve, and maintain thereafter, a Tier 1 (Core) Capital Ratio of at least 10.0% and a Total Risk-Based Capital Ratio of at least 14.0% after funding an adequate allowance for loan losses.

•	Within 60 days of the Effective Date, the Bank shall adopt and submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels, specifying target dates to reach those capital levels. If the Bank fails to achieve the required capital levels in the prescribed time frame or otherwise fails to meet its capital plan, then within 15 days the Bank shall prepare a contingency plan, which shall detail actions to be taken specified in the Bank Order.

•	Effective immediately, the Bank (i) will not originate or purchase or commit to originate or purchase, any new construction, multifamily, non-residential, land or commercial mortgage loans (“Covered Loans”), nor may the Bank renew or modify an existing Covered Loans without meeting specified conditions; (ii) will not without the prior written approval of the OTS increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter; and (iii) will limit its acceptance or extension of brokered deposits.

•	Within 60 days of the Effective Date, the Bank shall (i) submit to the OTS a business plan through 2012 for achieving profitability and a business plan to reduce the Bank’s level of problem assets, (ii) revise its policies, procedures and methodology relating to the timely establishment and maintenance of an adequate allowance for loan losses; (iii) revise its written internal asset review and classification program to address all corrective action set forth in the 2010 OTS Examination, which, among other things, will provide for the appointment of a qualified, experienced and independent third party to conduct annual reviews of the Bank’s loan portfolio and assessments of the Bank’s internal asset review process; (iv) revise its program for controlling risks associated with concentrations of credit; and (v) revise its Enterprise Risk Management Plan, and within 90 days of the Effective Date, the Bank shall submit to the OTS an assessment of the Bank’s board and management prepared by an independent third party.

•	The Bank is to implement a liquidity funding plan that is to include the designation of specific actions that will be taken to reduce the Bank’s dependency on volatile funding sources and a detailed cash flow analysis.

•	Effective immediately, the Bank shall (i) not make any “golden parachute payments” or prohibited indemnification payment unless the Bank has complied with 12. C.F.R. Part 359 and 12 C.F.R Section 545.121; (ii) comply with the OTS prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H; (iii) not enter into, extend or revise any contractual arrangement relating to compensation or benefits with any senior executive officer or director; and (iv) not enter into any arrangement or contract with a third party service provider that is significant or outside the Bank’s normal course of business without obtaining written non-objection from the OTS.
The Bank Order will remain in effect until terminated, modified or suspended by the OTS.
The Corporation Order provides, among other things, that:
The Corporation shall cease and desist from any action for or toward causing, bringing about, participating in counseling, or aiding and abetting unsafe or unsound banking practices that resulted in certain occurrences specified in the Corporation Order.
•	Within 60 days of the Effective Date, the Corporation shall submit to the OTS (i) a plan to maintain and enhance the Corporation’s capital and the Bank’s capital and ensure that the Bank complies with the requirement imposed on it in the Bank Order; and (ii) a business plan through calendar year 2012 for achieving profitability.

•	The Corporation shall (i) not accept from the Bank or declare or pay any dividends or capital distributions; (ii) not incur or increase any debt without the prior written non-objection of the OTS; (iii) not make any “golden parachute payment” or any prohibited indemnification payment unless the Corporation complies with 12 C.F.R. Part 359; (iv) comply with the OTS’s prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H; (v) not enter into, renew or extend any contractual arrangements related to compensation or benefits with any director or senior executive officer of the Corporation without first providing prior written notice to the OTS; and (vi) not enter into any arrangement or contract with a third party service provider that is significant or outside the normal course of business without obtaining written non-objection from the OTS.
The Corporation Order will remain in effect until terminated, modified or suspended by the OTS.
Failure by the Corporation and the Bank to comply with the provisions of their respective Orders, could result in further enforcement actions by the OTS which could ultimately lead to our common stock losing all its value. While the Corporation and the Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that the Corporation or the Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of the Corporation or the Bank.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
The following is a discussion and analysis of our September 30, 2010, condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles applicable to financial institutions.

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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond our control). Such forward-looking statements should, therefore, be considered in light of various important factors set forth from time to time in our reports and registration statements filed with the SEC. The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements: (1) our ability to raise additional capital to meet regulatory requirements set forth in the Orders to Cease and Desist or fund future growth; (2) the adequacy of our allowance for loan losses to cover actual losses and impact of credit risk exposures; (3) greater loan losses than historic levels and increased allowance for loan losses; (4) our ability to comply with any requirements imposed on us and Superior Bank by the Orders to Cease and Desist issued to each of us by the OTS or additional restrictions imposed by our regulators; (5) restrictions or limitations on our access to funds from Superior Bank; (6) our ability to resolve any regulatory, legal or judicial proceeding on acceptable terms and its effect on our financial condition or results of operations; (7) the effect of natural or environmental disasters, such as, among other things, hurricanes and oil spills, in our geographic markets; (8) the strength of the United States economy in general and the strength of the regional and local economies in which we conduct operations; (9) changes in local economic conditions in the markets in which we operate; (10) the continued weakening in the real estate values in the markets in which we operate; (11) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (12) increases in FDIC deposit insurance premiums and assessments; (13) inflation or deflation and interest rate, market and monetary fluctuations; (14) our timely development of new products and services in a changing environment, including the features, pricing and quality compared to the products and services of our competitors; (15) the willingness of users to substitute competitors’ products and services for our products and services; (16) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory requirements or developments; (17) the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; (18) changes in accounting policies, principles and guidelines applicable to us; (19) our focus on lending to small to mid-size community-based businesses, which may increase our credit risk; (20) technological changes; (21) changes in consumer spending and savings habits; (22) the continuing instability in the domestic and international capital markets; (23) the effects on our operations of policy initiatives or laws that have been and may continue to be introduced by the Presidential administration or Congress and related regulatory actions, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder; (24) our ability to successfully integrate the assets, liabilities, customers, systems and management we acquire or merge into our operations; and (25) other factors and information contained in reports and other filings we make with the SEC.
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
Overview
Our principal subsidiary is Superior Bank, a federal savings bank. Superior Bank has principal offices in Birmingham, Alabama and Tampa, Florida, and operates 73 banking offices in Alabama (45) and Florida (28). Superior Bank’s consumer finance subsidiaries operate an additional 24 consumer finance offices in northern Alabama, doing business as 1st Community Credit and Superior Financial Services. We had assets of approximately $3.166 billion, loans of approximately $2.416 billion, deposits of approximately $2.777 billion and stockholders’ equity of approximately $15.4 million as of September 30, 2010. Total assets decreased 1.72% compared to $3.222 billion as of December 31, 2009. Loans decreased 2.3% compared to $2.473 billion as of December 31, 2009. Total deposits increased 4.5% from $2.657 billion as of December 31, 2009.
We incurred a net loss for the three months ended September 30, 2010 of $135.9 million compared to net income of $0.9 million in the three months ended September 30, 2009. Included in the net loss for the three months ended September 30, 2010, was an increase in credit-related costs (i.e. provisions for loan loss, other real estate owned (“OREO”) expense, collection costs, etc.) of $108.3 million. We also recorded a $66.9 million deferred tax valuation allowance during the period which eliminated any tax benefit on our loss for the three months ended September 30, 2010.
The large provisions for loan losses and OREO charges in this and the preceding quarter are, in part, the result of appraisal updates that have produced valuations that were substantially less than those previously obtained. The decline in values is attributable to a number of factors, certainly including continued decreases in comparable valuations on which these appraisals are based under standard appraisal protocols. Additionally, as discussed in greater detail below, the Gulf Oil Spill had a significant impact on expectations for recovery of real estate values in the Gulf region, where many of our properties are located. As the result of this process, the provision for loan loss in the third quarter of 2010 was $102.1 million, bringing the total allowance for loan loss to $151.4 million at quarter end. Of this amount, approximately $103.1 million is allocated to specific credits under ASC 310-35. (See “Impaired Loans” section for more detail). In comparison to the second quarter of 2010, historical loss ratios continued to increase as the bank realized losses in all major loan categories with the majority of loss experience in construction loans secured by undeveloped or partially-developed land. (See “Risk Factors — Risks Relating to Our Business” elsewhere in this report.)
Our non-performing loans increased to $277.5 million, or 11.48% of loans as of September 30, 2010, from $231.4 million, or 9.32% of loans as of June 30, 2010. The overall increase in nonperforming loans was primarily related to our real estate construction loan portfolios. Loans in the 30-89 days past due category decreased to 1.47% of total loans as of September 30, 2010 from 1.78% of total loans as of June 30, 2010. Non-performing assets were 10.63% of total assets as of September 30, 2010 compared to 8.25% as of June 30, 2010.
Our annualized ratio of net charged-off loans to average loans increased to 4.85% for the three months ended September 30, 2010 compared to 2.26% for the three months ended June 30, 2010 and 1.03% for the three months ended December 31, 2009. Of the $30.2 million net charge-offs for the three months ended September 30, 2010, Superior Bank’s net charge-offs were $29.6 million, or 4.75% of consolidated average loans on an annualized basis, and our two consumer finance companies’ net charge-offs were $0.6 million, or 0.10% of consolidated average loans on an annualized basis.
Our loan loss provision significantly increased over the provision reflected in previous periods, with a provision of $102.1 million for the three months ended September 30, 2010, compared to $50.4 million for the three months ended June 30, 2010 and $5.2 million for the three months ended September 30, 2009. As of September 30, 2010, the allowance for loan losses increased by $72.0 million to $151.4 million, or 6.27% of net loans, compared to $79.4 million, or 3.20% of net loans, as of June 30, 2010. In addition, our losses and expenses on OREO were $6.2 million during the three months ended September 30, 2010 and $3.4 million for the three months ended June 30, 2010, an increase from the $2.8 million during the three months ended September 30, 2009, reflecting dispositions of several foreclosed properties for less than their carrying values.
Our loans, net of unearned income, were $2.416 billion as of September 30, 2010, a decrease of 2.7%, or $67.0 million, from $2.483 billion as of June 30, 2010. As of September 30, 2010, we had a decrease in balances outstanding in certain categories of loans, primarily in construction lending, which decreased $47.6 million to $632.8 million compared to $680.4 million as of June 30, 2010.

Our primary source of revenue is net interest income, which is determined by calculating the difference between income earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our results of operations are also affected by credit costs, including the provision for loan losses, losses and other costs on foreclosed properties (“foreclosure losses”), and by other noninterest expenses, such as salaries and benefits, occupancy expenses and provision for income taxes. The effects of these noninterest expenses are partially offset by noninterest sources of revenue, such as service charges and fees on deposit accounts and mortgage banking income. Our volume of business is influenced by competition in our markets and overall economic conditions including such factors as market interest rates, business spending and consumer confidence. (See “Risk Factors — Risks Relating to Our Business” elsewhere in this report.)
Net interest income decreased to $21.5 million during the three months ended September 30, 2010 from $23.2 million for the three months ended June 30, 2010, and decreased from $23.9 million for the three months ended September 30, 2009. The net interest margin was 2.77% for the three months ended September 30, 2010 compared to 3.02% for the three months ended June 30, 2010 and 3.36% for the three months ended September 30, 2009. The effect on net interest margin of loans being placed on non-accrual status has been significant. Additionally, the net interest margin reflected our decision to maintain higher levels of very short-term investments for liquidity purposes. These investments, which averaged $220 million and $152 million for the three and nine months ended September 30, 2010, respectively, had an average yield of 0.36% and 0.37%, respectively, which led to a decline in the yield on earning assets.
Certain Factors Contributing to Our Recent Results and Our Response to Those Factors
The Economic Downturn. The financial crisis of 2008 and the economic downturn that followed have led to our recent losses as well as those at many other financial institutions. Those events have eroded capital at financial institutions and left markets uncertain as to the industry’s prospects in late 2010 and beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy, a decline in the value of collateral supporting loans, and the decreased ability of retail and commercial borrowers to meet repayment schedules. The competition for deposits has increased significantly due to liquidity concerns at many of those same institutions. The downturn and resulting capital erosion have been especially pronounced in the Southeast, which has experienced especially sharp declines in real estate value and has been uniquely affected by the substantial oil leak resulting from the explosion of the Deepwater Horizon drilling rig in April 2010 (the “Gulf Oil Spill”) and its aftermath.
Efforts to Deleverage and Add Capital. In response to the financial crisis, as previously reported, we have taken affirmative steps to repair capital erosion and address the pressures of our holding Company’s indebtedness and the OTS scrutiny of declining capital at Superior Bank. During the third quarter of 2009, we sold approximately 1.5 million shares of our common stock to approximately 20 accredited investors raising approximately $3.3 million. In November 2009, our shareholders approved an increase in authorized shares from 20 million to 200 million to facilitate potential offerings, at the recommendation of management. In December 2009, we issued approximately $69 million in aggregate principal amount of trust preferred securities and a like amount of related junior subordinated debentures through a wholly-owned unconsolidated subsidiary trust to the U.S. Treasury Department. The trust preferred securities were issued in exchange for 69,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount of $1,000 per share, which the Treasury Department had purchased in December 2008 under the Troubled Assets Relief Program’s Capital Purchase Program (“TARP”). In January 2010, we entered into agreements with each of Cambridge Savings Bank and KBW, Inc. pursuant to which we would exchange common stock for an aggregate of $7.5 million in trust preferred securities. In May 2010, we completed the exchange of $3.5 million in trust preferred securities held by Cambridge Savings Bank. We have not completed the exchange with KBW, Inc. In May and June of 2010, we issued $11.1 million of Series B Cumulative Preferred Stock for cash consideration equal to $11.1 million and $300,000 of Series C Cumulative Convertible Preferred Stock for cash consideration of $300,000. This preferred stock is mandatorily convertible upon the earlier of December 15, 2010 or our completion of additional capital financing but is not voluntarily convertible by the holder prior to such time subject to NASDAQ requirements.
Concurrently, with the capital raising efforts described above, in October 2009, we retained Keefe Bruyette & Woods, Inc. (“KBW”), a leading advisor in the financial services sector, to explore strategic alternatives including potential avenues to effectuate a broad recapitalization. We, together with KBW, explored a variety of internal options, including conversion of preferred stock to trust preferred securities, conversion of trust preferred securities to common stock, investment portfolio trading to lower risk ratings on investment securities, securitization of residential mortgage loans, wholesale loan sales, transfer of assets to a newly created entity and a public equity offering. In addition, KBW, with our support, also has explored external investment alternatives. KBW contacted 39 institutions, including various investment funds and several funds holding shelf charters, exploring various capital-raising and restructuring alternatives. Many of those institutions attended meetings with our management and performed due diligence reviews. In the summer of 2010, several private equity firms and “shelf charter” funds conducted extensive due diligence on proposals related to a new equity investment, but none were completed due to the constraints of our existing capital structure. We continue, with KBW’s assistance, to explore various restructuring alternatives that would enable us to satisfy the OTS’ current directives discussed below. (See “Recent Developments” below in this Item 2.)

Events Specific to the Third Quarter of 2010. In the third quarter of 2010 our results worsened as the Gulf Oil Spill proved to have a far more adverse economic effect on the Gulf region than had been anticipated, and we became subject to increasing regulatory scrutiny as a result of the U.S. government’s and banking regulatory agencies responses to the crisis. Because the Gulf Oil Spill stalled much of the fishing, tourism and drilling in the region, it has resulted in dramatically decreased real estate appraisals in the region and these declines in real estate values and general economic activity have adversely affected Superior Bank’s loan portfolio. Of the $549 million in loans identified as being directly or indirectly impacted by the oil spill, specific reserves of $56.0 million have been allocated as of September 30, 2010, up from $26.2 million as of June 30, 2010. The extent to which the region will continue to experience depressed real estate values cannot be predicted with any certainty. Additionally, we are submitting a claim to the Gulf Coast Claims Facility and have received an assigned claim number. The amount, if any, of a recovery from the Fund is speculative at this time.
Finally, partially as the result of the regulatory restrictions and the need to have Superior Bancorp conserve capital to address the consequences of the Gulf Oil Spill, we have enacted liquidity constraints for our holding company and have deferred payments on our financings and indebtedness. In August 2010, we deferred regularly scheduled interest payments on all issues of our junior subordinated debentures relating to our five different issues of trust preferred securities aggregating $118.2 million in principal amount, as we are permitted to do under the terms of the debentures and related trust preferred securities (subject to various limitations and exceptions) for a period of up to five years. The terms provide that so long as interest is deferred, interest will continue to accrue. Furthermore, the terms of the debentures and related trust preferred securities provide that upon the expiration or termination of deferrals, all accrued and unpaid interest will be due and payable on the debentures, and a corresponding amount of distributions will be payable on the related trust preferred securities. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the debentures. We estimate that the deferral of interest on our debentures preserves approximately $7 million per year in cash flow comprising interest on the debentures and dividends on the related trust preferred securities.
Need for Additional Capital. We have been unable to refinance or repay our existing credit facility with BB&T which matured on November 3, 2010, after extensions. The existing credit facility is secured by all of our stock in Superior Bank. We have not had regulatory approval or sufficient cash to satisfy our obligations under the existing credit facility, we lack unencumbered collateral with which to acquire adequate secured financing, and we are prohibited from making payments on securities that rank equally with or junior to the debentures. In addition, any debt we incur, or material agreements we enter into, must be first approved by the OTS. Thus, we are in default under the existing credit facility and lack the ability to repay or refinance that indebtedness, either of which would require regulatory approvals, that would require, among other things, that the OTS be satisfied with the sufficiency of capital available to Superior Bank and with the capital available to us to support the Bank. Absent substantial new capital for us and Superior Bank, these are likely to result in adverse regulatory action and which may take various forms. We are continuing to consider and explore various restructuring alternatives that would enable us to satisfy the OTS’ current directives discussed below under “Recent Developments” in this Item 2.

Recent Developments
On November 2, 2010 (the “Effective Date”), we and Superior Bank each entered into a Stipulation and Consent with the OTS, whereby we and the Bank each consented to the issuance of an Order to Cease and Desist issued by the OTS, without admitting or denying that that any grounds existed for issuance of the Orders to Cease and Desist.
The summaries that follow do not purport to be complete and are qualified by reference to the full text of the Stipulations and the Orders to Cease and Desist that are included as Exhibits to our Form 8-K filed with the SEC on November 4, 2010.
The Order to Cease and Desist issued to Superior Bank provides, among other things, that:
•	Superior Bank shall cease and desist from any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting unsafe or unsound banking practices, which resulted in certain occurrences that are specified in the Superior Bank Order.

•	No later than March 31, 2011, Superior Bank shall achieve, and maintain thereafter, a Tier 1 (Core) Capital Ratio of at least 10.0% and a Total Risk-Based Capital Ratio of at least 14.0% after funding an adequate allowance for loan losses.

•	Within 60 days of the Effective Date, Superior Bank shall adopt and submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels specifying target dates to reach certain capital levels. If Superior Bank fails to achieve the required capital levels in the prescribed time frame or otherwise fails to meet its capital plan, then within 15 days Superior Bank shall prepare a contingency plan, which shall detail further actions to be taken to achieve (i) merger with, or acquisition by another federally insured depository institution, or (ii) voluntary dissolution.

•	Beginning on the Effective Date, Superior Bank (i) will not originate or purchase or commit to originate or purchase, any new construction, multifamily, non-residential, land or commercial mortgage loans (“Covered Loans”), nor may Superior Bank renew or modify an existing Covered Loans without meeting specified conditions; and (ii) will not, without the prior written approval of the OTS, increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter.

•	Within 60 days of the Effective Date, Superior Bank (i) shall submit to the OTS a business plan through 2012 for achieving profitability and a business plan to reduce Superior Bank’s level of problem assets, (ii) shall revise its policies, procedures and methodology relating to the timely establishment and maintenance of an adequate allowance for loan losses; (iii) shall revise its written internal asset review and classification program to address all corrective action set forth in the OTS’s 2010 Examination, which, among other things, will provide for the appointment of a qualified, experienced and independent third party to conduct annual reviews of Superior Bank’s loan portfolio and assessments of the Bank’s internal asset review process; (iv) shall revise its program for controlling risks associated with concentrations of credit; (v) shall revise its Enterprise Risk Management Plan; and (vi) within 90 days of the Effective Date, Superior Bank shall submit to the OTS an assessment of Superior Bank’s board and management prepared by an independent third party.

•	Superior Bank is to implement a liquidity funding plan that is to include the designation of specific actions that will be taken to reduce Superior Bank’s dependency on volatile funding sources and a detailed cash flow analysis.

•	Beginning on the Effective Date, Superior Bank (i) shall not make any “golden parachute payments” or prohibited indemnification payment unless Superior Bank has complied with 12. C.F.R. Part 359 and 12 C.F.R Section 545.121; (ii) shall comply with the OTS prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H; (iii) shall not enter into, extend or revise any contractual arrangement relating to compensation or benefits with any senior executive officer or director; and (iv) shall not enter into any arrangement or contract with a third party service provider that is significant or outside Superior Bank’s normal course of business without obtaining written non-objection from the OTS.
The Superior Bank Order to Cease and Desist will remain in effect until terminated, modified or suspended by the OTS.

The Superior Bancorp Order to Cease and Desist issued to us by the OTS provides, among other things, that:
We shall cease and desist from any action for or toward causing, bringing about, participating in counseling, or aiding and abetting unsafe or unsound banking practices, which resulted in certain occurrences that are specified in the Order.
•	Within 60 days of the Effective Date, we shall submit to the OTS (i) a plan to maintain and enhance our capital and Superior Bank’s capital and ensure that Superior Bank complies with the requirements imposed on it in the Superior Bank Order to Cease and Desist summarized above; and (ii) a business plan through calendar year 2012 for achieving profitability.

•	We (i) shall not accept from Superior Bank or declare or pay any dividends or capital distributions; (ii) shall not incur or increase any debt without the prior written non-objection of the OTS; (iii) shall not make any “golden parachute payment” or any prohibited indemnification payment unless the Company complies with 12 C.F.R. Part 359; (iv) shall comply with the OTS’s prior notification requirements for changes in directors and senior executive officers set forth in 12 C.F.R. Part 563, Subpart H; (v) shall not enter into, renew or extend any contractual arrangements related to compensation or benefits with any of our directors or senior executive officers without first providing prior written notice to the OTS; and (vi) not enter into any arrangement or contract with a third party service provider that is significant or outside the normal course of business without obtaining written non-objection from the OTS.
The Order to Cease and Desist issued to us will remain in effect until terminated, modified or suspended by the OTS.
Failure by Superior Bank or us to comply with the provisions of the Cease and Desist Order issued to each of us by the OTS, could result in further enforcement actions by the OTS, which could ultimately lead to our common stock losing all its value. While we and Superior Bank intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that we or Superior Bank will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial conditions of Superior Bank or us.
Customer deposits and performing, non-classified loans are unaffected by the Stipulations or the Orders to Cease and Desist. Deposits remain fully covered by FDIC insurance to at least $250,000 per depositor. In addition, non-interest bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage.
Liquidity and Capital
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $164.3 million to $264.1 million as of September 30, 2010 from $99.8 million as of December 31, 2009. As of September 30, 2010, short-term liquid assets were 8.3% of total assets, compared to 3.1% as of December 31, 2009. Management continually monitors our liquidity position and will increase or decrease short-term liquid assets as necessary. Our principal sources of funds are deposits, principal and interest payments on loans and federal funds sold. Management believes it has established sufficient sources of funds to meet its anticipated liquidity needs. (See “Risk Factors — Risks Relating to Our Business” elsewhere in this report.)
Superior Bank is operating at capital levels that are well below those established by regulation to be considered “adequately capitalized”, with a total risk-based capital ratio of 5.04%, a Tier I core capital ratio of 2.63% and a Tier I risk-based capital ratio of 3.38% as of September 30, 2010. (See “Recent Developments” above in this Item 2 for a discussion of a recent requirement imposed by the OTS that the Tier 1 core capital ratio be raised to 10%, and that the Tier 1 risk-based capital ratio be raised to 14%, both by March 31, 2011.) We are currently pursuing a variety of initiatives aimed at increasing our capital and returning to “well capitalized” status. (See “Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” above in this Item 2 for a discussion of those initiatives.)
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements elsewhere in this Report for other recent accounting pronouncements that are not expected to have a significant effect on our financial condition, results of operations or cash flows.
Results of Operations
For the three months ended September 30, 2010, we reported a net loss of $135.9 million, primarily as a result of increases in the provision for loan losses of $96.9 million, foreclosure losses of $4.9 million, salaries and benefits of $1.8 million
For the nine months ended September 30, 2010, we reported a net loss of $195.4 million, primarily as a result of increases in the provision for loan losses of $147.0 million, foreclosure losses of $8.5 million, and salaries and benefits of $5.1 million.
Changes in other components of our operations are discussed in the various sections that follow. The following table presents key data for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Net (loss) income	$(135,893)	$880	$(195,355)	$(8,390)
Net loss applicable to common shareholders	(137,780)	(287)	(198,141)	(11,867)
Net loss per common share (diluted)	(11.00)	(0.03)	(16.29)	(1.14)
Net interest margin	2.77%	3.36%	2.99%	3.23%
Net interest spread	2.65	3.17	2.86	3.04
Return on average assets	(16.25)	0.11	(7.88)	(0.36)
Return on average stockholders’ equity	(379.45)	1.44	(149.31)	(4.54)
Common book value per share	$(.55)	$14.82	$(.55)	$14.82

The following tables depict, on a taxable equivalent basis for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	Three Months Ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$2,519,036	$34,108	5.37%	$2,487,262	$36,783	5.87%
Investment securities
Taxable	236,996	2,299	3.85	256,194	3,362	5.21
Tax-exempt (2)	29,341	458	6.19	41,384	655	6.28

Total investment securities	266,337	2,757	4.11	297,578	4,017	5.36
Federal funds sold	1,579	1	0.25	1,849	1	0.21
Other investments	256,520	542	0.84	66,766	471	2.80

Total interest-earning assets	3,043,472	37,408	4.88	2,853,455	41,272	5.74
Noninterest-earning assets:
Cash and due from banks	66,015			61,211
Premises and equipment	102,534			105,327
Accrued interest and other assets	188,257			171,092
Allowance for loan losses	(81,635)			(33,780)

Total assets	$3,318,643			$3,157,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$600,576	$1,538	1.02%	$649,622	$2,129	1.30%
Savings deposits	360,376	896	0.99	257,163	872	1.35
Time deposits	1,565,726	8,409	2.13	1,400,972	10,312	2.92
Other borrowings	265,775	2,505	3.74	279,528	2,619	3.72
Subordinated debentures (2)	81,296	2,828	13.80	60,743	1,204	7.86

Total interest-bearing liabilities	2,873,749	16,176	2.23	2,648,028	17,136	2.57
Noninterest-bearing liabilities:
Demand deposits	277,453			251,696
Accrued interest and other liabilities	25,367			14,391

Total liabilities	3,176,569			2,914,115
Stockholders’ equity	142,074			243,190

Total liabilities and stockholders’ equity	$3,318,643			$3,157,305

Net interest income/net interest spread		21,232	2.65%		24,136	3.17%

Net yield on earning assets			2.77%			3.36%

Taxable equivalent adjustment (2):
Investment securities		(156)			(223)
Interest expense on subordinated debentures		444			—

Net interest income		$21,520			$23,913

	Nine Months Ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$2,541,124	$106,662	5.61%	$2,446,491	$107,693	5.89%
Investment securities
Taxable	249,816	7,835	4.19	282,666	11,148	5.27
Tax-exempt (2)	29,793	1,406	6.31	41,062	1,962	6.39

Total investment securities	279,609	9,241	4.42	323,728	13,110	5.41
Federal funds sold	2,158	4	0.25	4,176	8	0.26
Other investments	189,288	1,307	0.92	65,422	1,289	2.63

Total interest-earning assets	3,012,179	117,214	5.20	2,839,817	122,100	5.75
Noninterest-earning assets:
Cash and due from banks	69,712			71,085
Premises and equipment	102,548			105,309
Accrued interest and other assets	186,716			161,194
Allowance for loan losses	(55,864)			(30,948)

Total assets	$3,315,291			$3,146,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$640,799	$5,653	1.18%	$654,703	$6,495	1.33%
Savings deposits	334,368	2,986	1.19	230,969	2,697	1.56
Time deposits	1,523,135	25,183	2.21	1,387,712	33,125	3.19
Other borrowings	267,517	7,568	3.78	301,595	7,558	3.35
Subordinated debentures (2)	83,335	8,502	13.64	60,796	3,602	7.92

Total interest-bearing liabilities	$2,849,154	49,892	2.34	$2,635,775	53,477	2.71
Noninterest-bearing liabilities:
Demand deposits	269,618			243,094
Accrued interest and other liabilities	21,913			18,715

Total liabilities	3,140,685			2,897,584
Stockholders’ equity	174,606			248,873

Total liabilities and stockholders’ equity	$3,315,291			$3,146,457

Net interest income/net interest spread		67,322	2.86%		68,623	3.04%

Net yield on earning assets			2.99%			3.23%

Taxable equivalent adjustment (2):
Investment securities		(477)			(667)
Interest expense on subordinated debentures		1,333			—

Net interest income		$68,178			$67,956

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2)	Interest income/expense and yields are presented on a fully taxable equivalent basis using a tax rate of 34%.

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. The following table summarizes the changes in the components of net interest income for the periods indicated:

	Increase (Decrease) in
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs. 2009			2010 vs. 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income	$31,774	$(2,675)	(0.50)%	$94,633	$(1,031)	(0.28)%
Investment securities
Taxable	(19,198)	(1,063)	(1.36)	(32,850)	(3,313)	(1.08)
Tax-exempt	(12,043)	(197)	(0.09)	(11,269)	(556)	(0.08)

Total investment securities	(31,241)	(1,260)	(1.25)	(44,119)	(3,869)	(0.99)
Federal funds sold	(270)	—	0.04	(2,018)	(4)	(0.01)
Other investments	189,754	71	(1.96)	123,866	18	(1.71)

Total interest-earning assets	$190,017	(3,864)	(0.86)	$172,362	(4,886)	(0.55)

Interest-bearing liabilities:
Demand deposits	$(49,046)	$(591)	(0.28)%	$(13,904)	$(842)	(0.15)%
Savings deposits	103,213	24	(0.36)	103,399	289	(0.37)
Time deposits	164,754	(1,903)	(0.79)	135,423	(7,942)	(0.98)
Other borrowings	(13,753)	(114)	0.02	(34,078)	10	0.43
Subordinated debentures	20,553	1,624	5.94	22,539	4,900	5.72

Total interest-bearing liabilities	$225,721	(960)	(0.34)	$213,379	(3,585)	(0.37)

Net interest income/net interest spread		(2,904)	(0.52)%		(1,301)	(0.18)%

Net yield on earning assets			(0.59)%			(0.24)%

Taxable equivalent adjustment:
Investment securities		67			190
Interest expense on subordinated debentures		444			1,333

Net interest income		$(2,393)			$222

The following table sets forth, on a taxable equivalent basis, the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs. 2009 (1)			2010 vs. 2009 (1)
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in thousands)			(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(2,675)	$(3,144)	$469	$(1,031)	$(5,166)	$4,135
Interest on securities:
Taxable	(1,063)	(826)	(237)	(3,313)	(2,114)	(1,199)
Tax-exempt	(197)	(9)	(188)	(556)	(24)	(532)
Interest on federal funds	—	—	—	(4)	—	(4)
Interest on other investments	71	(515)	586	18	(1,241)	1,259

Total interest income	(3,864)	(4,494)	630	(4,886)	(8,545)	3,659
Expense from interest-bearing liabilities:
Interest on demand deposits	(591)	(438)	(153)	(842)	(709)	(133)
Interest on savings deposits	24	(271)	295	289	(736)	1,025
Interest on time deposits	(1,903)	(3,017)	1,114	(7,942)	(10,932)	2,990
Interest on other borrowings	(114)	14	(128)	10	914	(904)
Interest on subordinated debentures	1,624	1,121	503	4,900	3,238	1,662

Total interest expense	(960)	(2,591)	1,631	(3,585)	(8,225)	4,640

Net interest income	$(2,904)	$(1,903)	$(1,001)	$(1,301)	$(320)	$(981)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Noninterest income
Noninterest income decreased $0.7 million and increased $13.5 million to $7.8 million and $22.5 million for the three and nine months ended September 30, 2010, respectively, compared to $8.5 million and $9.1 million for the three and nine months ended September 30, 2009, respectively. The decrease for the quarter was primarily due to a loss on the sale of securities and a change in the fair value of derivatives. The increase for the year was primarily due to an increase in mortgage banking income. See “Financial Condition – Investment Securities” for additional discussion. The components of noninterest income for the periods indicated consisted of the following:

	Three Months Ended September 30,
	2010	2009	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$2,268	$2,595	(12.60)%
Mortgage banking income	6,198	1,506	311.55
Investment securities gains (losses)	(306)	2,121	NCM
Change in fair value of derivatives	(1,481)	435	(440.46)
Increase in cash surrender value of life insurance	576	568	1.41
Gain on exchange of subordinated debt for common stock	—	—	NCM
Other noninterest income	552	1,254	(55.98)

Total	$7,807	$8,479	NCM %

	Nine Months Ended September 30,
	2010	2009	% Change
	(Dollars in thousands)
Service charges and fees on deposits	$6,819	$7,506	(9.15)%
Mortgage banking income	10,875	5,468	98.88
Investment securities gains (losses)	852	(9,506)	NCM
Change in fair value of derivatives	(1,510)	170	NCM
Increase in cash surrender value of life insurance	1,702	1,623	4.87
Gain on exchange of subordinated debt for common stock	507	—	NCM
Other noninterest income	3,302	3,811	(13.36)

Total	$22,547	$9,072	NCM %

NCM — not considered meaningful.

Noninterest expenses
Noninterest expenses increased $10.5 million, or 40.9%, and $20.0 million, or 25.8%, to $36.1 million and $97.5 million for the three and nine months ended September 30, 2010, respectively, from $25.6 million and $77.5 million for the three and nine months ended September 30, 2009, respectively. These increases were primarily due to increased foreclosure losses, salaries and employee benefits, FDIC assessments and professional fees. Our foreclosure losses relate to various costs incurred to acquire, maintain and dispose of other real estate acquired through foreclosure. These costs are directly related to the volume of foreclosures, which have increased due to the negative credit cycle. These costs could increase in future periods, depending on the duration of the credit cycle, and have a material impact on our operating expenses. Our professional fees have increased as a result of certain capital raising activities and collection activities. These cost are expected to remain at these levels for the near future. Noninterest expenses included the following for the periods indicated:

	Three Months Ended September 30,
			%
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$14,062	$12,234	14.94%
Occupancy, furniture and equipment expense	5,012	4,478	11.92
Amortization of core deposit intangibles	870	985	(11.68)
FDIC assessments	2,613	921	183.71
Foreclosure losses	6,187	1,337	362.75
Professional fees	2,545	815	212.27
Insurance expense	908	682	33.14
Postage, stationery and supplies	671	777	(13.64)
Communications expense	752	760	(1.05)
Advertising expense	588	615	(4.39)
Other operating expense	1,934	2,038	(5.10)

Total	$36,142	$25,642	40.95%

	Nine Months Ended September 30,
			%
	2010	2009	Change
	(Dollars in thousands)
Noninterest Expenses
Salaries and employee benefits	$42,102	$36,976	13.86%
Occupancy, furniture and equipment expense	14,625	13,397	9.17
Amortization of core deposit intangibles	2,609	2,956	(11.74)
FDIC assessment	5,846	3,310	76.62
Foreclosure losses	12,122	3,656	231.56
Professional fees	5,363	2,607	105.72
Insurance expense	2,435	1,903	27.96
Postage, stationery and supplies	2,135	2,264	(5.70)
Communications expense	2,187	2,322	(5.81)
Advertising expense	1,885	1,952	(3.43)
Other operating expense	6,175	6,159	0.26

Total	$97,484	$77,502	25.78%

Income tax
We recognized income tax expense of $27.0 million for the three and nine months ended September 30, 2010, respectively, compared to income tax expense (benefit) of $0.7 million and $(6.7) million for the three and nine months ended September 30, 2009, respectively. The difference between the effective tax rates in 2010 and the blended federal statutory rate of 34% and state tax rates between 5% and 6% was primarily due to the recognition of an additional $66.9 million and $88.9 million valuation allowance against our deferred tax assets (“DTAs”) during the three and nine months ended September 30,2010, respectively. Our total valuation allowance was $90.1 million at September 30, 2010 which has reduced the net DTA to $0.0. The difference between the effective and statutory tax rates in 2009 was primarily due to certain tax-exempt income from investments and income reported from insurance policies.
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities. See Part II, Item 1A. “Risks Factors — Risks Relating to Our Business” elsewhere in this report.
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
Management evaluates the realizability of DTAs quarterly and, if necessary, adjusts the valuation allowance accordingly. Based on the net loss incurred in the second and third quarters, management has revised its assessment of the realizablity of the DTAs as of September 30, 2010 and recorded a $90.1 million valuation allowance. As a result, beginning in the third quarter of 2010, we no longer consider future taxable income in determining the realizability of its DTA. Our estimate of the realization of its DTA is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies. Additionally, management may further increase the valuation allowance in the near term if estimates of future taxable income are reduced due to further deteriorations in market conditions or the economy, which could produce additional credit losses within the loan and investment portfolios.
Provision for Loan Losses and Loan Charge-offs
The provision for loan losses was $102.1 million for the three months ended September 30, 2010, compared to $50.4 million for the three months ended June 30, 2010 and $5.2 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we had net charged-off loans totaling $30.2 million, compared to net charged-off loans of $14.1 million and $4.3 million for the three months ended June 30, 2010 and September 30, 2009, respectively. The annualized ratio of net charged-off loans to average loans was 4.95% for the three months ended September 30, 2010, compared to 2.26% and 0.71% for the three months ended June 30, 2010 and September 30, 2009, respectively. The allowance for loan losses was $151.4 million, or 6.27% of loans, net of unearned income, as of September 30, 2010, compared to $79.4 million, or 3.20%, and $34.3 million, or 1.41%, as of June 30, 2010 and September 30, 2009, respectively.

The following tables show the provision for loan losses, gross and net charge-offs, and the level of allowance for loan losses that resulted from our ongoing assessment of the loan portfolio for the periods indicated:

	For The Three Months Ended
	September 30,	June 30,	September 30,	December 31,
	2010	2010	2009	2009
	(Dollars in thousands)
Beginning allowance for loan losses	$79,425	$43,190	$33,504	$34,336
Provision for loan losses	102,106	50,363	5,169	13,947
Total charge-offs	30,422	14,633	4,546	6,793
Total recoveries	(253)	(505)	(209)	(394)

Net charge-offs	30,169	14,128	4,337	6,399

Ending allowance for loan losses	$151,362	$79,425	$34,336	$41,884

Total loans, net of unearned income	$2,415,862	$2,482,560	$2,434,534	$2,472,697

Allowance for loan losses to total loans, net of unearned income	6.27%	3.20%	1.41%	1.69%

	For The Nine Months Ended		Year Ended
	September 30,	September 30,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Beginning allowance for loan losses	$41,884	$28,850	$28,850
Provision for loan losses	161,596	14,602	28,550
Total charge-offs	52,837	9,868	16,661
Total recoveries	(719)	(752)	(1,145)

Net charge-offs	52,118	9,116	15,516

Ending allowance for loan losses	$151,362	$34,336	$41,884

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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Alabama region	$(2,512)	$1,976	$371	$2,783
Florida region	(36,156)	864	(45,971)	5,828
Administrative and other	(70,253)	(1,259)	(122,755)	(23,687)
Income tax expense (benefit)	26,972	701	27,000	(6,686)

Consolidated net (loss) benefit	$(135,893)	$880	$(195,355)	$(8,390)

Alabama Region
Operating income (loss) was ($2.5) million and $0.4 million for the three and nine months ended September 30, 2010, respectively, compared to $2.0 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, primarily due to an increase in the provision for loan losses.
Net interest income for the three and nine months ended September 30, 2010 increased $0.4 million and $3.5 million, or 4.1% and 13.1%, respectively, compared to the same periods in the prior year. The increase was the result of a decrease in the average cost of interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2010 increased $3.8 million and $3.6 million, or 269..0% and 80.9%, respectively, compared to the same periods in the prior year. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three and nine months ended September 30, 2010 decreased $0.2 million and $0.5 million, or 8.9% and 7.7%, respectively, compared to the same periods in the prior year, primarily due to a decline in service charges. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three and nine months ended September 30, 2010 increased $0.9 million and $1.8 million, or 10.7% and 7.0%, respectively, compared to the same periods in the prior year. This was primarily the result of an increase in the costs of foreclosed assets. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.
Florida Region
The Florida segment experienced an operating loss of $36.2 million and $46.0 million for the three and nine months ended September 30, 2010, respectively, compared to operating income of $0.9 million and $5.8 million for the same periods in the prior year. The decrease in profits was primarily the result of an increase in the provision for loan losses.
Net interest income for the three and nine months ended September 30, 2010 decreased $0.8 million and increased $2.4 million, or 7.7% and 8.6%, respectively, compared to the same periods in the prior year. The decrease was primarily a result of a decline in loan yield resulting from an increase in nonperforming loans. The increase was the result of a decrease in the average cost of interest-bearing liabilities. See the analysis of net interest income included in the section captioned “Net Interest Income” elsewhere in this discussion.
The provision for loan losses for the three and nine months ended September 30, 2010 increased $32.9 million and $48.9 million, respectively, compared to the same periods in the prior year. See the analysis of the provision for loan losses included in the section captioned “Provision for Loan Losses and Loan Charge-offs” elsewhere in this discussion.
Noninterest income for the three and nine months ended September 30, 2010 decreased $0.1 million and $0.2 million, or 11.6% and 12.9%, respectively, compared to the same periods in the prior year, primarily due to a decline in service charges. See the analysis of noninterest income in the section captioned “Noninterest Income” included elsewhere in this discussion.
Noninterest expense for the three and nine months ended September 30, 2010 increased $3.3 million and $5.2 million, or 56.6% and 29.7%, respectively, compared to the same periods in the prior year, primarily as a result of an increase in the costs of foreclosed assets and professional fees. See additional analysis of noninterest expense included in the section captioned “Noninterest Expense” included elsewhere in this discussion.

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
As of September 30, 2010 and December 31, 2009, we had $267.9 million, or 46.1%, and $213.8 million, or 38.2%, respectively, of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs. As shown in Note 12 to the consolidated financial statements, available-for-sale securities with a carrying value of $13.0 million and $13.3 million, as of September 30, 2010 and December 31, 2009, respectively, were included in the Level 3 assets category measured at fair value on a recurring basis. These securities consist primarily of certain private-label mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) backed by pooled trust preferred securities and a single issuer’s trust preferred security. As the market for these securities became less active and pricing less reliable, management determined that the trust preferred securities should be transferred to a Level 3 category during the third quarter of 2008, and that six private-label MBS be transferred during the second and third quarters of 2009.
Management measures fair value on the trust preferred securities based on various spreads to LIBOR determined after its review of applicable financial data and credit ratings (See “Financial Condition — Investment Securities” below for additional discussion). As of September 30, 2010, the fair values of five private-label MBS totaling $6.1 million were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. Prior to June 30, 2009, these securities were measured using Level 2 inputs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. The discount rates used in the valuation model were based on a yield that the market would require for securities with maturities and risk characteristics similar to the securities being measured (See “Financial Condition – Investment Securities – Mortgage-backed securities”). The remaining Level 3 assets, totaling $254.9 million, include loans which have been impaired, foreclosed other real estate and other real estate held for sale, which are valued on a nonrecurring basis based on appraisals of the collateral. The value of this collateral is based primarily on appraisals by qualified licensed appraisers approved and hired by management. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The collateral is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. See Note 12 to the condensed consolidated financial statements for additional disclosures regarding fair value measurements.
Financial Condition
Total assets were $3.166 billion as of September 30, 2010, a decrease of $55.4 million, or 1.72%, from $3.222 billion as of December 31, 2009. Average total assets for the three months ended September 30, 2010 were $3.319 billion, and were funded by average total liabilities of $3.177 billion and average total stockholders’ equity of $142.1 million.
Short-term liquid assets
Short-term liquid assets (cash and due from banks, interest-bearing deposits in other banks and federal funds sold) increased $164.3 million to $264.1 million as of September 30, 2010 from $99.8 million as of December 31, 2009. As of September 30, 2010, short-term liquid assets were 8.3% of total assets, compared to 3.1% as of December 31, 2009. We continually monitor our liquidity position and will increase or decrease our short-term liquid assets as we deem necessary. (See “Liquidity” below in this Item 2 for additional discussion.)

Investment Securities
Total investment securities decreased $25.3 million, or 8.8%, to $261.0 million as of September 30, 2010, from $286.3 million as of December 31, 2009. Average investment securities were $266.3 million and $279.6 million for the three and nine months ended September 30, 2010, respectively, compared to $297.6 million and $320.5 million for the same periods in the prior year. Investment securities were 8.8% of interest-earning assets as of September 30, 2010 compared to 9.9% as of December 31, 2009. The investment portfolio produced an average taxable equivalent yield of 4.11% and 4.42% for the three and nine months ended September 30, 2010, respectively, compared to 5.36% and 5.41% for the three and nine months ended September 30, 2009, respectively.
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
Investment Portfolio
The following table presents the carrying value of securities we held as of the periods indicated:

	Available-for-Sale
	September 30,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. agency securities	$18,596	$53,681	(65.4)%
MBS
U.S. Agency pass-through	105,698	163,724	(35.4)
U.S. Agency collateralized mortgage obligation (“CMO”)	83,779	12,759	NCM
Private-label CMO	13,269	16,191	(18.0)

Total MBS	202,746	192,674	5.2
State, county and municipal securities	30,167	31,462	(4.1)
Corporate obligations
Corporate debt	4,000	4,000	—
Pooled trust preferred securities	3,579	3,203	11.7
Single issue trust preferred securities	1,775	977	81.7

Total corporate obligations	9,354	8,180	14.4

Equity securities	139	313	(55.6)

Total investment securities available-for-sale	$261,002	$286,310	(8.8)%

The following table summarizes the investment securities with unrealized losses as of September 30, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses (1)	Value	Losses (1)	Value	Losses (1)
	(Dollars in thousands)
Temporarily Impaired
MBS
U.S. Agency pass-through	$74	$—	$239	$7	$313	$7
U.S. Agency CMO	38	—	—	—	38	—
Private-label CMO	—	—	5,903	850	5,903	850

Total MBS	112	—	6,142	857	6,254	857
State, county and municipal securities	1,585	79	970	129	2,555	208
Corporate obligations:
Corporate debt	—	—	4,000	82	4,000	82
Single issue trust preferred securities	—	—	1,775	3,225	1,775	3,225

Total corporate obligations	—	—	5,775	3,307	5,775	3,307

Total temporarily impaired securities	1,697	79	12,887	4,293	14,584	4,372
Other-than-temporarily Impaired
MBS
Private-label CMO	—	—	3,094	1,384	3,094	1,384
Corporate obligations
Pooled trust preferred securities	—	—	3,579	4,501	3,579	4,501

Total OTTI securities	—	—	6,673	5,885	6,673	5,885

Total temporarily and other-than-temporarily impaired	$1,697	$79	$19,560	$10,178	$21,257	$10,257

(1)	Unrealized losses are included in other comprehensive income (loss), net of unrealized gains and applicable income taxes.
Other-Than-Temporary-Impairment
Management evaluates securities for OTTI at least on a quarterly basis. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into the various segments outlined in the tables above and applying the appropriate OTTI model. Investment securities classified as available–for-sale or held-to-maturity are generally evaluated for OTTI according to ASC 320-10 guidance. In addition, certain purchased beneficial interests, which may include private-label mortgage-backed securities, asset-backed securities and collateralized debt obligations that had credit ratings of below AA at the time of purchase are evaluated using the model outlined in ASC 325-40 guidance.
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
As of September 30, 2010, our securities portfolio consisted of 198 securities, 27 of which were in an unrealized loss position. The majority of unrealized losses are related to our private-label CMOs and trust preferred securities, as discussed below.
Mortgage-backed securities
As of September 30, 2010, approximately 93% of the dollar volume of MBS we held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Ginnie Mae, institutions which the government has affirmed its commitment to support, and these securities have nominal unrealized losses. Our MBS portfolio also includes 10 private-label CMOs with a market value of $13.3 million, which had net unrealized losses of approximately $2.0 million as of September 30, 2010. These private-label CMOs were rated AAA at purchase. The following is a summary of the investment grades for these securities (Dollars in thousands):

		Credit Support	Net
Rating		Coverage	Unrealized
Moody/Fitch	Count	Ratios (1)	(Loss) Gain
A1/NR	1	2.61	$(162)
Aaa/NR	1	4.73	—
NR/AAA	1	3.08	111
NR/AA	1	3.26	(143)
B2/AA	1	N/A	(452)
B2/NR	1	3.99	(56)
NR/BBB	1	2.17	(37)
Caa2/CCC (2)	1	0.75	(1,384)
NR/C (2)	2	0.00-0.25	128

Total	10		$(1,995)

(1)	The Credit Support Coverage Ratio determines the multiple of credit support, based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: Current Collateral Support/ ((60 day delinquencies x.60) + (90 day delinquencies x.70) + (foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

(2)	Includes all private-label CMOs that have OTTI. See discussion that follows.
During the first and third quarters of 2010, we recognized immaterial amounts of OTTI on two of the private-label CMOs. The assumptions used in the valuation model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security, including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. As of September 30, 2010, the fair values of the three private-label CMO securities with OTTI totaled $3.7 million and were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for securities with maturities and risk characteristics similar to the securities being measured (See Note 12 for additional disclosure). The following table provides additional information regarding these CMO valuations as of September 30, 2010 (dollars in thousands):

		Discount					Year-to-Date
		Margin				Actual	OTTI
	Price	Basis		Cumulative	Average	60+ Days	Credit
Security	(%)	Points	Yield	Default	Security	Delinquent	Portion	Other	Total
CMO 1	10.76	1756	18%	55.09%	50%	16.27%	$(54)	$(85)	$(139)
CMO 2	17.57	1629	17%	49.04%	45%	27.72%	—	—	—
CMO 4	63.01	1440	16%	29.38%	45%	16.67%	(97)	74	(23)

							$(151)	$(11)	$(162)

During the first quarter of 2010, CMO 3, which had a nominal remaining amortized cost, was completely written off. We do not expect to recover any future cash flows for CMO 3.
As of September 30, 2010, management did not intend to sell these securities nor management believe that it is more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered.
State, county and municipal securities
The unrealized losses in the municipal securities portfolio are primarily a reflection of changes in interest rates. This portfolio segment is not experiencing any credit problems as of September 30, 2010. We believe that all contractual cash flows will be received on this portfolio.
As of September 30, 2010, management does not intend to sell these securities nor did management believe that it is more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered.
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
On the basis of the evaluation of collateral credit, and in combination with a review of historical industry default data and current/near-term operating conditions, appropriate default and recovery probabilities are determined for each piece of collateral in the CDO; specifically, we estimate the probability that a given piece of collateral will default in any given year. Next, on the basis of credit factors, like asset quality and leverage, we formulate a recovery assumption for each piece of collateral in the event of a default. For collateral that has already defaulted, we assume no recovery. For collateral that is deferring, we assume a recovery rate of 10%. It is also noted that there is a possibility, in some cases, that deferring collateral will become current at some point in the future. As a result, deferring issuers are evaluated on a case-by-case basis, and, in some instances, based on an analysis of the credit, assigned a probability that the deferral will ultimately cure.
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
The following tables provide various information and fair value model assumptions regarding our CDOs as of September 30, 2010 (Dollars in thousands):

						Year-to-Date
						Other-than-temporary-impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total
MM Caps Funding I Ltd	Pooled	MEZ	$2,135	$896	$(1,239)	$—	$—	$—
MM Community Funding Ltd	Pooled	B	1,957	789	(1,168)	(20)	(117)	(137)
Preferred Term Securities V	Pooled	MEZ	1,145	808	(337)	(61)	37	(24)
Tpref Funding III Ltd	Pooled	B-2	2,843	1,086	(1,757)	(174)	43	(131)
Emigrant Capital Trust (1)	Single	Sole	5,000	1,775	(3,225)	—	—	—

			$13,080	$5,354	$(7,726)	$(255)	$(37)	$(292)

			Original Collateral -	Performing Collateral -
			Percent of Actual	Percent of Expected
	Lowest	Performing	Deferrals and	Deferrals and	Excess
Name	Rating	Banks	Defaults	Defaults	Subordination (2)
MM Caps Funding I Ltd	C	21	21%	18%	0%
MM Community Funding Ltd	C	7	25%	29%	0%
Preferred Term Securities V	CCC	2	5%	36%	0%
Tpref Funding III Ltd	C	22	28%	20%	0%
Emigrant Capital Trust (1)	NR	NA	NA	NA	NA

	Fair Value	Discount Margin	Yield
Name	(Price to Par)	(Basis Points)	(Basis Points)
MM Caps Funding I Ltd	$44.79	Swap + 1800	9.48% Fixed
MM Community Funding Ltd	15.77	LIBOR + 1500	LIBOR + 310
Preferred Term Securities V	58.85	LIBOR + 1600	LIBOR + 210
Tpref Funding III Ltd	27.16	LIBOR + 1200	LIBOR + 190
Emigrant Capital Trust (1)	35.50	LIBOR + 1162	LIBOR + 200

(1)	There has been no notification of deferral or default on this issue. An analysis of the company, including discussion with its management, indicates there is adequate capital and liquidity to service the debt. The discount margin of 1162 basis points was derived from implied credit spreads from certain publicly traded trust preferred securities within the issuer’s peer group.

(2)	Excess subordination represents the additional defaults in excess of both the current and projected defaults the issue can absorb before the security experiences any credit impairment. Excess subordination is calculated by determining what level of defaults an issue can experience before the security has any credit impairment and then subtracting both the current and projected future defaults.
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
As of September 30, 2010, management does not intend to sell these securities nor did management believe it is more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered.
The following table provides a roll-forward of the amount of credit-related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income for the period indicated:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$8,924	$8,869
Amounts related to credit losses for which an OTTI was not previously recognized	—	154
Increases in credit loss for which an OTTI was previously recognized when the investor does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost	309	405
Reductions for securities where there is an intent to sell or requirement to sell	—	(154)
Reductions for securities that are in total default	(1,434)	(1,434)
Reductions for increases in cash flows expected to be collected	(447)	(488)

Balance at end of period	$7,352	$7,352

Management will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment.
Loans
Composition of Loan Portfolio, Yield Changes and Diversification
Our loans, net of unearned income, were $2.416 billion as of September 30, 2010, a decrease of $57.0 million from $2.473 billion as of December 31, 2009. Mortgage loans held for sale were $63.9 million as of September 30, 2010, a decrease of 11.1%, or $8.0 million, from $71.9 million as of December 31, 2009. Average loans, including mortgage loans held for sale, for the three months ended September 30, 2010 were $2.519 billion compared to $2.463 billion for the year ended December 31, 2009. Loans, net of unearned income, comprised 81.2% of interest-earning assets as of September 30, 2010, compared to 85.4% as of December 31, 2009. Mortgage loans held for sale comprised 2.2% of interest-earning assets as of September 30, 2010, compared to 2.5% as of December 31, 2009. The average yield of the loan portfolio was 5.37%, 5.66% and 5.84% for the three months ended September 30, 2010, June 30, 2010 and December 31, 2009, respectively. The decrease in the average yield was primarily the result of a generally lower level of market rates and the effect of increasing nonaccrual loans.

The following table details the distribution of our loan portfolio by category for the periods presented:
Distribution of Loans by Category

	September 30, 2010		December 31, 2009
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial and industrial	$177,905	7.36%	$213,329	8.62%
Real estate — construction and land development	632,792	26.16	680,445	27.48
Real estate — mortgages
Single-family	699,428	28.92	691,364	27.93
Commercial	820,483	33.92	801,813	32.39
Other	31,242	1.29	28,885	1.17
Consumer	56,160	2.32	58,785	2.37
Other	817	0.03	969	0.04

Total loans	2,418,827	100.00%	2,475,590	100.00%

Unearned income	(2,965)		(2,893)
Allowance for loan losses	(151,362)		(41,884)

Net loans	$2,264,500		$2,430,813

The following table shows the amount of total loans, net of unearned income, by segment and the percent change for the periods indicated:

	September 30,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Total loans, net of unearned income	$2,415,862	$2,472,697	(2.3)%
Alabama segment	969,673	996,545	(2.7)
Florida segment	1,176,382	1,213,202	(3.0)
Other	269,807	262,950	2.6
A further analysis of the components of our real estate construction and land development and real estate mortgage loans for the periods indicated is as follows:

	Residential	Commercial
	Development	Development	Total
	(Dollars in thousands)
Real estate — construction and land development

As of September 30, 2010
Alabama segment	$153,994	$74,520	$228,514
Florida segment	109,471	264,379	373,850
Other	6,171	24,257	30,428

Total	$269,636	$363,156	$632,792

As of December 31, 2009
Alabama segment	$163,978	$102,339	$266,317
Florida segment	129,590	265,767	395,357
Other	7,856	10,915	18,771

Total	$301,424	$379,021	$680,445

	Single-
	family	Commercial
	(Dollars in thousands)
Real estate — mortgages

As of September 30, 2010
Alabama segment	$425,650	$307,787
Florida segment	225,971	467,987
Other	47,807	44,709

Total	$699,428	$820,483

As of December 31, 2009
Alabama segment	$461,365	$296,520
Florida segment	189,245	475,218
Other	40,754	30,075

Total	$691,364	$801,813

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

ASC 310-35
Pursuant to ASC 310-35, impaired loans are loans that are specifically reviewed and for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement (see “Impaired Loans” section below). Impairment is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loans is less than the recorded investment. A loan is not considered impaired during a period of delay in payment if we continue to expect that all amounts due will ultimately be collected according to the terms of the loan agreement. Our Credit Administration department maintains supporting documentation regarding collateral valuations and/or discounted cash flow analyses.

The following table summarizes certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the periods indicated:
Summary of Loan Loss Experience

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$79,425	$33,504	$41,884	$28,850	$28,850
Charge-offs:
Commercial and industrial	2,085	299	5,020	496	1,390
Real estate — construction and land development	22,076	1,751	35,171	2,806	4,870
Real estate — mortgage
Single-family	4,198	1,396	8,001	2,764	5,372
Commercial	1,003	85	1,952	933	1,094
Other	57	—	57	186	210
Consumer	964	966	2,404	2,368	3,346
Other	39	49	232	315	379

Total charge-offs	30,422	4,546	52,837	9,868	16,661
Recoveries:
Commercial and industrial	11	36	70	144	161
Real estate — construction and land development	42	9	62	35	68
Real estate — mortgage
Single-family	55	27	146	59	71
Commercial	1	35	31	40	277
Other	13	13	74	230	251
Consumer	91	51	225	134	186
Other	40	38	111	110	131

Total recoveries	253	209	719	752	1,145

Net charge-offs	30,169	4,337	52,118	9,116	15,516
Provision for loan losses	102,106	5,169	161,596	14,602	28,550

Allowance for loan losses at end of period	$151,362	$34,336	$151,362	$34,336	$41,884

Loans at end of period, net of unearned income	$2,415,862	$2,434,534	$2,415,862	$2,434,534	$2,472,697
Average loans, net of unearned income	2,467,685	2,422,871	2,490,827	2,384,287	2,401,805
Ratio of ending allowance to ending loans	6.27%	1.41%	6.27%	1.41%	1.69%
Ratio of net charge-offs to average loans (1)	4.85	0.71	2.79	0.51	0.65
Net charge-offs as a percentage of:
Provision for loan losses	29.55	83.90	32.25	62.43	54.35
Allowance for loan losses (1)	79.08	50.10	45.87	35.36	37.04
Allowance for loan losses as a percentage of nonperforming loans	65.40	22.50	65.40	22.50	26.25

(1)	Annualized.

The allowance as a percentage of loans, net of unearned income, as of September 30, 2010 was 6.27%, compared to 3.20% and 1.69% as of June 30, 2010 and December 31, 2009, respectively.
The allowance for loan losses as a percentage of nonperforming loans, excluding TDRs, increased to 65.4% as of September 30, 2010 from 34.32% as of June 30, 2010 and 26.25% as of December 31, 2009. Approximately $74.7 million of the allowance for loan losses was specifically allocated to nonperforming loans as of September 30, 2010. As of September 30, 2010, nonperforming loans were $277.5 million, of which $273.0 million, or 98.4%, were loans secured by real estate compared to $231.4 million, or 98.2%, as of June 30, 2010. See “Nonperforming Assets”.
Three Months Ended September 30, 2010 compared to Three Months Ended June 30, 2010
Net charge-offs increased $13.1 million to $30.2 million for the three months ended September 30, 2010 from $14.1 million during the three months ended June 30, 2010. Of the $30.2 million, $21.1 million, or 69.5%, was related to a six large real estate construction relationships with original outstanding balances totaling approximately $47.8 million. Overall, net charge-offs for real estate loans increased $16.6 million to $27.2 million. Net charge-offs of commercial loans decreased by $0.7 million to $2.1 million. Net charge-offs of consumer loans increased by $0.2 million to $0.9 million. Net charge-offs as a percentage of the allowance for loan losses were 79.08% for the three months ended September 30, 2010, up from 71.34% for the three months ended June 30, 2010 and up from 50.10% for three months ended September 30, 2009.
Net charge-offs related to construction and land development real estate loans increased $14.5 million to $22.0 million during the three months ended September 30, 2010, from $7.5 million for the three months ended June 30, 2010. Residential construction and land development net charge-offs accounted for $13.8 million, or 62.4%, of the total losses from this portfolio, with $8.3 million, or 37.6%, coming from commercial real estate construction and land development. Within the residential construction losses, $10.0 million or 72.2% was secured by undeveloped or partially developed land; the remainder was secured by single family residences under construction. Geographically, $7.6 million, or 55% of residential construction losses was located in Florida; the remaining $6.3 million located in Alabama or other states. Within the commercial construction losses, $7.8 million, or 93.5%, were secured by undeveloped or partially developed land. Geographically, $7.7 million, or 91.9%, was located in Alabama with the remainder in Florida.
Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009
Net charge-offs increased $43.0 million to $52.1 million for the nine months ended September 30, 2010 from $9.1 million during the nine months ended September 30, 2009. Net charge-offs of real estate loans increased $38.5 million to $44.9 million. Net charge-offs of commercial loans increased by $4.6 million to $5.0 million. Net charge-offs of consumer loans decreased $0.1 million to $2.3 million. Net charge-offs as a percentage of the allowance for loan losses were 45.87% for the nine months ended September 30, 2010, up from 35.36% for the nine months ended September 30, 2009.
Net charge-offs related to construction and land development real estate loans increased $32.3 million to $35.1 million during the nine months ended September 30, 2010, from $2.8 million for the nine months ended September 30, 2009. Residential construction and land development net charge-offs accounted for $24.9 million, or 70.8%, of the total losses from this portfolio, with $10.2 million, or 29.2%, coming from commercial real estate residential construction and land development. Within the residential construction losses, $20.2 million, or 80.8%, were secured by undeveloped or partially developed land; the remainder was secured by single family residences under construction. Geographically, $18.1 million, or 72.6%, of residential construction losses were located in Florida; the remaining $6.8 million, or 27.4%, were located in Alabama or other states. Within the commercial construction losses, $9.5 million, or 93.1%, were secured by undeveloped or partially developed land. Geographically, $7.7 million, or 75.2%, was located in Alabama with the remainder in Florida.
Allocation of the Allowance for Loan Losses
The allowance for loan losses calculation is segregated into various segments that include specific allocations for loans, portfolio segments and general allocations for portfolio risk.
Risk ratings are subject to independent review by internal loan review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Loan review is centralized and independent of the lending function. The loan review results are reported to senior management and the Audit and

Enterprise Risk Management Committee of the Board of Directors. Credit Administration relies upon the independent work of loan review in risk rating and developing its recommendations to the Audit and Enterprise Risk Management Committee of the Board of Directors for the allocation of the allowance for loan losses, and performs this function independent of the lending area of Superior Bank.
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
Allocation of the Allowance for Loan Losses

	September 30, 2010		June 30, 2010		December 31, 2009
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial and industrial	$7,278	7.4%	$5,975	7.5%	$2,356	8.6%
Real estate — construction and land development	83,651	26.2	43,392	27.4	17,971	27.5
Real estate — mortgages
Single-family	23,602	28.9	16,860	28.2	12,342	27.9
Commercial	34,337	33.9	11,142	33.3	7,019	32.4
Other	696	1.3	209	1.3	371	1.2
Consumer	1,798	2.3	1,847	2.3	1,825	2.4

Total	$151,362	100.0%	$79,425	100.0%	$41,884	100.0%

During the second quarter of 2010, management decided to increase the various qualitative risk factors applied to the historical loss calculations to address the increased levels of inherent risks associated with the impact of the Gulf Oil Spill. (See “Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” above in this Item 2 for a discussion of the Gulf Oil Spill.) Management identified approximately $549 million in loans to customers that could be directly or indirectly impacted by the spill with the majority of these customers located along the Alabama and Northwest Florida coastal regions. Within this group, $149 million, or 27%, could be categorized as beach-front properties which could be more directly impacted by this spill. Four major loan categories were identified as being most susceptible to the impact of the spill: Real Estate Construction, 1-4 Family Mortgage Loans, Commercial Real Estate Mortgage loans, and Commercial, Financial, and Industrial (C & I) loans.
As demonstrated in the table above, the overall levels of required allowance increased significantly over the course of 2010 with the largest impact occurring in the third quarter of 2010. Specific reserve levels and historical loss ratios were the drivers of this increase with the level of specific allocation required relative to impaired loans being the most significant. (See “Impaired Loans” section below for more detail). In comparison to the second quarter of 2010, historical loss ratios continued to increase as the bank realized losses in all major loan categories with the majority of loss experience in construction loans secured by undeveloped or partially-developed land. Because of this, management decided to further delineate losses for certain loan categories in the third quarter of 2010. In particular, management analyzed real estate construction loan losses and decided to further segment the historical loss calculation for real estate construction loans secured by developed and undeveloped land to better account for the inherent risks associated with this class of loan. Management believes that this segmentation is useful and necessary in that it provides a better accounting of construction losses and further isolates the overall inherent risks associated with this loan portfolio, In light of these factors, management believes that the increased level of allowance for loan losses is adequate. (See “Risk Factors – Risks Relating to Our Business” elsewhere herein.)
During the nine months ended September 30, 2010, we increased the allowance for loan losses related to construction and land development real estate loans by $65.6 million, from $18.0 million as of December 31, 2009 to $83.7 million as of September 30, 2010, because of continued weakness and increasing levels of risk due to general economic conditions in the construction and land development real estate markets throughout our franchise. As mentioned previously, management decided to further delineate loan losses relative to construction and land development loans by segregating loans secured by undeveloped or partially developed land. This segment accounted for $64.7 million, or 77.4%, of the total allowance for loan losses for this category; the remainder was related to loans secured by improved properties.

Our allocation of the allowance for loan losses related to single-family mortgage loans increased to $23.6 million as of September 30, 2010 from $12.3 million as of December 31, 2009. This allocation reflects the continued risk exposure due to the current downturn in the national economy and the effect on the housing sector which has increased our foreclosure activity within this portfolio. As of September 30, 2010, only 4.9% of our loans secured by single family properties had a loan-to-value (“LTV”) that was 90% or greater and were without private mortgage insurance (“PMI”) or other government guarantee.
Nonperforming Assets
Nonperforming assets increased $59.7 million, or 21.3%, to $336.6 million as of September 30, 2010 from $276.9 million as of June 30, 2010. As a percentage of net loans plus nonperforming assets, nonperforming assets increased to 13.60% as of September 30, 2010 from 10.95% as of June 30, 2010. (See “Certain Factors Contributing to Recent Results and Our Response to Those Factors” in Part I, Item 2 of this Report.) The overall increase in nonperforming assets was primarily related to our real estate construction loan and commercial mortgage loan portfolios. In the third quarter of 2010, the bank added $69.8 million in new non-performing real estate construction loans. Of these new loans, sixteen large ($1.0 million and over) credits, totaling $55.4 million, accounted for over 79% of this increase; geographically, nine credits ($35.6 million of the total) were located in Florida with seven credits ($19.8 million of the total) located in Alabama and Kentucky. Also during the third quarter of 2010, the bank experienced reductions of non-performing real estate construction loans totaling $35.1 million due to payment/payoff activity, charge-offs, or through movement to OREO via foreclosure. Of this reduction, two large credits, totaling $4.8 million, accounted for 13.7% of the total; both of these credits were located outside of Florida. The total effect of all of these changes resulted in a net increase in non-performing real estate construction loans totaling $34.7 million for the third quarter of 2010. The commercial real estate increase was the result of eight commercial real estate credits, totaling $14.2 million, primarily in the office category. All of these credits were located in Florida. In all cases, management continues to actively work to mitigate the risks of loss across all categories of the loan portfolio. Nonetheless, recently imposed regulatory constraints on the modification of multifamily, non-residential, land or commercial mortgage loans is in some instances, impeding these mitigation efforts. (See “Recent Developments” above in this Item 2 for a discussion of the regulatory constraints.) The following table shows our nonperforming assets for the periods indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Nonaccrual	$272,028	$155,631
Accruing loans 90 days or more delinquent	5,425	3,920

Total nonperforming loans	277,453	159,551
Other real estate owned assets	58,766	41,618
Repossessed assets	394	380

Total nonperforming assets	$336,613	$201,549

Restructured and performing under restructured terms, net of specific allowance	$117,650	$110,777

Nonperforming loans as a percentage of loans	11.48%	6.45%

Nonperforming assets as a percentage of loans plus nonperforming assets	13.60%	8.01%

Nonperforming assets as a percentage of total assets	10.63%	6.26%

The following is a summary of nonperforming loans by category for the periods indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commercial and industrial	$3,434	$1,797
Real estate — construction and land development
Residential	116,582	23,818
Commercial	51,939	49,240
Real estate — mortgages
Single-family	51,172	52,323
Commercial	53,002	30,343
Other	200	436
Consumer	1,124	734
Other	—	860

Total nonperforming loans	$277,453	$159,551

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
As of September 30, 2010, single-family residential mortgages accounted for $51.2 million, or 18.3%, of total nonperforming loans, down $2.6 million from $53.8 million as of June 30, 2010. Foreclosure activity during the three months ended September 30, 2010 resulted in $24.3 million of net new foreclosures, with residential construction properties accounting for $4.6 million, or 18.8%, commercial construction properties accounting for $8.0, or 33.0%; single family residential properties accounting for $9.2 million, or 37.8%, and CRE properties accounting for another $2.5 million, or 10.4%. Approximately 63% of foreclosures originated in Alabama and the remaining 37% originated in Florida. Our OREO acquired through foreclosure was $58.8 million as of September 30, 2010 a increase of $13.6 million from $45.2 million as of June 30, 2010, which resulted from increased foreclosure activity.
The following is a summary of OREO by category for the periods indicated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Acreage	$4,860	$2,251
Commercial buildings	14,542	5,226
Residential condominiums	1,340	2,730
Residential single-family homes	21,981	15,696
Residential lots	11,090	14,613
Other	4,953	1,102

Other real estate owned	$58,766	$41,618

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

Impaired Loans
As of September 30, 2010, our recorded investment in impaired loans, under ASC 310-35 was $413.5 million, an increase of $13.8 million from $399.7 million as of June 30, 2010. (See “Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” above in this Item 2.) During the third quarter of 2010, approximately $150.1 million in loans experienced reduced impairment levels due to charge-off/write down activity (OREO), updated property valuations and/or lower cash-flow impairments due to performance/amortization by the borrower yielding lower impairments; resulting in the release of approximately $17.2 million in specific reserve levels. Also during the third quarter of 2010, we added approximately $65 million new impairments, primarily non-accrual loans. The related collateral valuation analyses resulted in new required specific reserve levels of $16.8 million. Approximately $117.0 million in existing impaired loans, or 28% of total impaired loans, received updated appraised valuations resulting in higher specific reserve levels of $35.8 million. The remaining $99.8 million required additional reserve levels primarily due to lower estimated property valuations and/or increased cash flow impairments relative to concessions made during troubled-debt-restructurings (TDRs); resulting in additional specific reserve levels of $20.5 million. At the individual credit level, over 54% of the overall increase in specific reserve could be attributed to thirteen (13) credits over $1.0 million which accounted for $30.2 million of the total increase. Management does expect that impaired loans will continue to be a significant factor in the overall determination of appropriate reserve levels. See Part II, Item 1A. “Risk Factors — Risks Relating to Our Business.”
Of our total impaired loans, approximately $298.1 million were located in the Florida Region, $105.9 million were located in the Alabama Region, and $9.5 million were located in other areas. Approximately $103.0 million of the allowance for loan losses was specifically allocated to these loans, providing 24.9% coverage. Additionally, $411.1 million, or 99.4%, of the $413.5 million in impaired loans are secured by real estate.
The following is a summary of impaired loans and the specifically allocated allowance for loan losses by category for the periods indicated:

	September 30, 2010		December 31, 2009
	Oustanding	Specific	Oustanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Commercial and industrial	$2,433	$1,272	$3,032	$1,053
Real estate — construction and land development
Residential	90,477	28,926	31,912	3,044
Commercial, including raw land	119,800	30,009	82,356	3,675
Real estate — mortgages
Single-family	61,620	12,318	53,229	5,005
Commercial	137,081	29,925	109,222	1,686
Other	2,135	596	500	62
Consumer	—	—	97	2

Total	$413,546	$103,046	$280,348	$14,527

At the time a loan is identified as impaired, it is evaluated and valued at the lower of cost or fair value. For collateral dependent loans, fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. The value of real estate collateral is determined based on appraisals by qualified licensed appraisers approved and hired by management. The value of business equipment is determined based on appraisals by qualified licensed appraisers approved and hired by management, if significant. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.
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
All impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

The following is a summary of our TDRs as of September 30, 2010:

	Restructured
	Performing		Not-Performing
	in accordance		in accordance
	with restructured terms		with restructured terms
	Oustanding	Specific	Oustanding	Specific
	Balance	Allowance	Balance	Allowance
	(Dollars in thousands)
Alabama:
Commercial and industrial	$—	$—	$—	$—
Real estate — construction and land development	474	89	801	188
Real estate — mortgages
Single-family	11,599	1,444	3,799	826
Commercial	7,044	1,024	—	—
Consumer	—	—	—	—

Total	$19,117	$2,557	$4,600	$1,014

Florida
Commercial and industrial	$393	$393	$—	$—
Real estate — construction and land development	31,185	4,152	14,984	8,789
Real estate — mortgages
Single-family	13,184	1,526	1,940	571
Commercial	82,062	19,663	16,181	3,279
Consumer	—	—	—	—

Total	$126,824	$25,734	$33,105	$12,639

Total
Commercial and industrial	$393	$393	$—	$—
Real estate — construction and land development	31,659	4,241	15,785	8,977
Real estate — mortgages
Single-family	24,783	2,970	5,739	1,397
Commercial	89,106	20,687	16,181	3,279
Consumer	—	—	—	—

Total	$145,941	$28,291	$37,705	$13,653

Potential Problem Loans
In addition to nonperforming loans, management has identified $38.3 million in potential problem loans as of September 30, 2010. Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms. Potential problem loans may become nonperforming loans in future periods. Three categories accounted for 94.1% of total potential problem loans. Real estate construction loans account for 26.2% of the total and single family residential loans and commercial real estate loans accounted for 28.4% and 39.5%, respectively. Geographically, 67.5% of the loans were located in Florida, with the remainder located in Alabama. In each case, management is actively working a plan of action to ensure that any loss exposure is mitigated and will continue to monitor the cash flow and collateral characteristics of each credit. Included in potential problem loans are seven relationships exceeding $1.0 million that total $16.8 million. The remaining $21.5 million all represent relationships of less than $1.0 million.

Deposits
Noninterest-bearing deposits were $276.5 million as of September 30, 2010, an increase of 7.3%, or $18.7 million, from $257.7 million as of December 31, 2009. Noninterest-bearing deposits were 10.0% and 9.7% of total deposits as of September 30, 2010 and December 31, 2009.
Interest-bearing deposits were $2.500 billion as of September 30, 2010, an increase of 4.2%, or $101.5 million, from $2.399 billion as of December 31, 2009. Interest-bearing deposits averaged $2.498 billion for the nine months ended September 30, 2010 compared to $2.273 billion for the nine months ended September 30, 2009. The average rate paid on all interest-bearing deposits during the nine months ended September 30, 2010 and 2009, was 1.81% and 2.48%, respectively.
As shown below, there were significant increases in our demand and savings deposits within our reportable segments that represent core deposits received through our branch network. Growth in our core deposit base has largely been concentrated in 22 de novo branches opened between 2006 and 2010, which have grown to $575.6 million as of September 30, 2010. Of this growth, $35.9 million occurred in the nine months ended September 30, 2010. This expansion of our core funding has significantly improved our liquidity and has enabled us to grow earning assets while reducing reliance on borrowings and other non-core sources.
The following table sets forth the composition of our total deposit accounts as of the periods indicated:

	September 30,	December 31,	Percent
	2010	2009	Change
	(Dollars in thousands)
Noninterest-bearing demand	$276,473	$257,744	7.3%
Alabama segment	147,189	137,160	7.3
Florida segment	116,177	103,621	12.1
Other	13,107	16,963	(22.7)
Interest-bearing demand	583,409	690,677	(15.5)
Alabama segment	354,640	385,246	(7.9)
Florida segment	227,016	233,740	(2.9)
Other	1,753	71,691	(97.6)
Savings	342,451	284,430	20.4
Alabama segment	173,499	151,263	14.7
Florida segment	166,674	131,185	27.1
Other	2,278	1,982	14.9
Time deposits	1,574,497	1,423,722	10.6
Alabama segment	762,631	663,510	14.9
Florida segment	658,766	555,262	18.6
Other	153,100	204,950	(25.3)

Total deposits	$2,776,830	$2,656,573	4.5%

Alabama segment	$1,437,959	$1,337,179	7.5%

Florida segment	$1,168,633	$1,023,808	14.1%

Other	$170,238	$295,586	(42.4)%

Borrowings
During the nine months ended September 30, 2010, average borrowed funds decreased $26.5 million, or 9.0%, to $267.5 million, from $294.0 million for the year ended December 31, 2009. The average rate paid on borrowed funds during the nine months ended September 30, 2010 and 2009 was 3.78%, and 3.35%, respectively. The existence and stability of these funding sources are important to our maintenance of short-term and long-term liquidity.
As of September 30, 2010, advances from the FHLB decreased $2.0 million to $216.3 million from $218.3 million as of December 31, 2009. FHLB Atlanta advances had a weighted average interest rate of approximately 3.44% as of September 30, 2010. The advances are secured by FHLB Atlanta stock, agency securities and a blanket lien on certain residential real estate loans and commercial loans, all with a carrying value of approximately $940.0 million as of September 30, 2010. We had approximately $170.4 million available in unused advances under the blanket lien subject to the availability of qualifying collateral.
On September 3, 2010, we entered into a second modification and limited waiver agreement (the “Agreement”) related to the $5.9 million outstanding on its line of credit with a regional bank. The Agreement extended the maturity date to November 3, 2010 and provides a limited waiver of certain rights and covenants under the original loan agreement. (See “Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” above in this Item 2 for a discussion of the current status of this loan and the necessity to restructure it.)
In addition, we have deferred regularly scheduled interest payments on all issues of our junior subordinated debentures relating to our five different issues of trust preferred securities aggregating approximately $118 million in principal amount currently outstanding. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The terms of the junior subordinated debentures and the related documents governing the respective issues of trust preferred securities contemplate the possibility of such deferrals and allow us to defer payments without default or penalty. The deferrals are for up to five years.
So long as interest is deferred on the junior subordinated debentures and corresponding distributions are deferred on the trust preferred securities, interest will continue to accrue on the junior subordinated notes, and that deferred interest will also accrue interest. We may terminate the deferrals and resume payments at any time. Upon the termination or expiration of the deferrals, all accrued and unpaid interest will be due and payable on the junior subordinated debentures, and a corresponding amount of distributions will be payable on the trust preferred securities. (See “Certain Factors Contributing to Our Recent Results and Our Response to those Factors” above in this Item 2 for a discussion of the deferrals.)
We have agreed to seek OTS approval before incurring any new debt or renewing any existing debt. See Note 14 to the condensed consolidated financial statements.
Stockholders’ Equity
Overview
Our stockholders’ equity was $15.4 million as of September 30, 2010 compared to $191.7 million as of December 31, 2009. The decrease was primarily due to the net loss for the period, partially offset by the preferred stock issuances and the exchange of trust preferred debt for common stock discussed below.
During the second quarter, we issued $11.1 million in liquidation value of our Series B Cumulative Convertible Preferred Stock (“Preferred Stock”) for an amount of equal cash consideration. In addition, we issued $0.3 million in liquidation value of our Series C Preferred Stock for an equal amount of cash. We also consummated our agreement with Cambridge Savings Bank and exchanged $3.5 million of our outstanding non-pooled trust preferred securities for 849,156 newly issued shares of our common stock, which resulted in an increase to our common equity of $2.9 million and a gain on exchange of debt in the amount of $0.5 million, net of tax. Please refer to the Condensed Consolidated Statement of Changes in Stockholders’ Equity and Note 13 — Stockholders’ Equity to the Condensed Consolidated Financial Statements for additional information.
Other Comprehensive Income
The components of other comprehensive (loss) income for the periods indicated are as follows:

	Pre-Tax	Income Tax	Net of
	Amount	Expense	Income Tax
	(Dollars in thousands)
Three Months Ended September 30, 2010
Unrealized gain on available-for-sale securities	$2,406	$(890)	$1,516
Reclassification adjustment for losses realized in net loss	306	(113)	193
Unrealized loss on derivatives	(75)	28	(47)
Reclassification adjustment for losses realized in net loss	975	(361)	614

Net unrealized gain	$3,612	$(1,336)	$2,276

Three Months Ended September 30, 2009
Unrealized gain on available-for-sale securities	$3,119	$(1,154)	$1,965
Reclassification adjustment for gains realized in net loss	(2,121)	785	(1,336)
Unrealized loss on derivatives	(219)	81	(138)

Net unrealized gain	$779	$(288)	$491

Nine Months Ended September 30, 2010
Unrealized gain on available-for-sale securities	$7,977	$(2,951)	$5,026
Reclassification adjustment for gains realized in net loss	(852)	315	(537)
Unrealized loss on derivatives	(363)	135	(228)
Reclassification adjustment for losses realized in net loss	1,129	(418)	711

Net unrealized gain	$7,891	$(2,919)	$4,972

Nine Months Ended September 30, 2009
Unrealized loss on available-for-sale securities	$(8,936)	$3,306	$(5,630)
Reclassification adjustment for losses realized in net loss	9,506	(3,517)	5,989
Unrealized gain on derivatives	106	(39)	67

Net unrealized gain	$676	$(250)	$426

Please refer to the “Financial Condition — Investment Securities” section for additional discussion regarding the realized/unrealized gains and losses on the investment securities portfolio.

Regulatory Capital
The table below represents Superior Bank’s regulatory and minimum regulatory capital requirements for the period indicated:

					To Be Well
			For		Capitalized Under
			Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Superior Bank
September 30, 2010
Tier 1 Core Capital (to Adjusted Total Assets)	$82,988	2.63%	$126,090	4.00%	$157,613	5.00%
Total Capital (to Risk Weighted Assets)	123,933	5.04	196,661	8.00	245,827	10.00
Tier 1 Capital (to Risk Weighted Assets)	82,988	3.38	NA	NA	147,496	6.00
Tangible Capital (to Adjusted Total Assets)	82,988	2.63	47,284	1.50	NA	NA
As described in Note 14 to the condensed consolidated financial statements we entered into an agreement with the OTS which stipulates that by no later than March 31, 2011, the Bank shall achieve, and maintain thereafter, a Tier 1 (Core) Capital Ratio of at least 10.0% and a Total Risk-Based Capital Ratio of at least 14.0% after funding an adequate allowance for loan losses. See Part II, Item 1A. “Risk Factors — Risks Relating to Our Business.”
Liquidity
Our principal sources of funds are deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. In addition to these internally generated sources of liquidity we have access to external sources of liquidity, including the Federal Reserve Discount Window and the Federal Home Loan Bank of Atlanta Advance Program (“FHLB”).
While scheduled loan repayments and maturing investments are relatively predictable, interest rates, general economic conditions and competition primarily influence deposit flows and early loan payments. Management places constant emphasis on the maintenance of adequate liquidity to meet conditions that might reasonably be expected to occur. While we believe that these sources are currently adequate, there can be no assurance these sources will be sufficient to meet future liquidity demands. See Part II, Item 1A. “Risk Factors — Risks Relating to Our Business.”
As shown in the Condensed Consolidated Statement of Cash Flows, operating activities provided $26.1 million and used $25.5 million for the nine months ended September 30, 2010 and 2009, respectively.
Investing activities provided funds of $9.7 million for the nine months ended September 30, 2010 primarily as a result of sales and maturities of investment securities and the sale of foreclosed real estate offset by an increase in loans and the purchase of investment securities. For the nine months ended September 30, 2009, investing activities used funds of $105.2 primarily due to purchases of investment securities and an increase in loans, partially offset by maturities and principal pay-downs in the investment securities portfolio.
Financing activities provided $128.5 million and $171.6 million in funds for the nine months ended September 30, 2010 and 2009, respectively, primarily as a result of an increase in customer deposits. In addition, during the nine months ended September 30, 2010 funds were provided by the issuance of preferred stock. During the nine months ended September 30, 2009, additional increases in funds were provided by proceeds from senior unsecured debt and were partially offset by the maturity of FHLB Atlanta advances.

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
Interest Rate Sensitivity
Our primary market risk component is interest rate risk (“IRR”). We define interest rate risk as an adverse change in our net interest income (“NII”) or net present value (“NPV”) ratio due to changing interest rates. IRR results because changing interest rates affect the values of and the cash flows generated by our assets, liabilities, and off-balance sheet items in different ways.

Sensitivity Measurement
Financial simulation models are the primary tools we use to measure interest rate risk exposures. By examining a range of hypothetical deterministic interest rate scenarios, these models provide management with information regarding the potential impact on NII and NPV caused by changes in interest rates.
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
Interest Rate Exposures
Superior Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 0.85%, or approximately $792,000, assuming an instantaneous and parallel increase in interest rates of 200 basis points. The following is a comparison of these measurements for the periods indicated:

Change (in Basis Points)	Increase in Net Interest Income
in Interest Rates	September 30, 2010		December 31, 2009
(12-Month Projection)	Amount	Percent	Amount	Percent
(Dollars in thousands)
+ 200 BP (1)	$792	0.85%	$2,200	2.30%
- 200 BP (2)	NCM	NCM	NCM	NCM

(1)	Results are within our asset and liability management policy.

(2)	Not considered meaningful in the current rate environment.
NPV is defined a the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. NPV is in essence a discounted cash flow valuation of the firm’s equity. The NPV ratio is the NPV divided by the present value of existing assets. The NPV ratio is in essence a leverage ratio expressed in present value terms. To measure long-term exposures to changing interest rates we have set minimum NPV ratios for a range of hypothetical determinate interest rate scenarios. We have chosen to measure NPV ratio rather than Economic Value of Equity (“EVE”) sensitivities to better align its methodologies with those of its primary regulator. Superior Bank’s NPV model projects that it’s NPV ratio will be 7.22% and 7.78% assuming an instantaneous and parallel increase in interest rates of 100 and 200 basis points, respectively. Assuming an instantaneous and parallel decrease of 100 basis points, NPV is projected to be 6.46% (although such a decline is unlikely given the present low level of interest rates). The NPV shifts produced by these scenarios are within the limits of our asset and liability management policy. The following table sets forth Superior Bank’s NPV ratio limits as of September 30, 2010:

Change (in Basis Points) in Interest Rates	NPV Ratio
+ 200 BP	7.78%
+ 100 BP	7.22
0 BP	6.44
- 100 BP	6.46
Both the net interest income and NPV simulations include assumptions regarding balances, asset prepayment speeds and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

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
Based on their evaluation as of September 30, 2010, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.
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
See Note 14 to Condensed Consolidated Financial Statements herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a discussion of Orders to Cease and Desist recently issued to Superior Bank and us by the OTS.
ITEM 1A. RISK FACTORS
Risks Relating To Our Business
We are currently subject to Orders to Cease and Desist which may adversely affect our business. On November 2, 2010 (the “Effective Date”), Superior Bancorp and Superior Bank each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the OTS, our and Superior Bank’s primary federal regulator, whereby we and Superior Bank each consented to the issuance by the OTS of an Order to Cease and Desist, without admitting or denying that any grounds exist for the issuance of such Orders.
The Order to Cease and Desist issued to Superior Bank provides, among other things, that:
•	Superior Bank must cease and desist from any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting unsafe or unsound banking practices that resulted in certain occurrences specified in the Superior Bank Order.

•	No later than March 31, 2011, Superior Bank must achieve, and maintain thereafter, a Tier 1 (Core) Capital Ratio of at least 10.0% and a Total Risk-Based Capital Ratio of at least 14.0% after funding an adequate allowance for loan losses.

•	Within 60 days of the Effective Date, Superior Bank must adopt and submit to the OTS a written capital plan to achieve and maintain the foregoing capital levels specifying target dates to reach certain capital levels. If Superior Bank fails to achieve the required capital levels in the prescribed time frame or otherwise fails to meet its capital plan, then within 15 days Superior Bank shall prepare a contingency plan, which shall detail actions to be taken to achieve (i) merger or acquisition by another federally insured depository institution or (ii) voluntary dissolution.

•	Beginning with the Effective Date, Superior Bank (i) will not originate or purchase or commit to originate or purchase any new construction, multifamily, non-residential, land or commercial mortgage loans (“Covered Loans”), nor may Superior Bank renew or modify an existing Covered Loans without meeting specified conditions; and (ii) will not without the prior written approval of the OTS increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter.

•	Within 60 days of the Effective Date, Superior Bank must (i) submit to the OTS a business plan through 2012 for achieving profitability and a business plan to reduce Superior Bank’s level of problem assets, (ii) revise its policies, procedures and methodology relating to the timely establishment and maintenance of an adequate allowance for loan losses; (iii) revise its written internal asset review and classification program to address all corrective action set forth in the 2010 OTS Examination, which, among other things, will provide for the appointment of a qualified, experienced and independent third party to conduct annual reviews of Superior Bank’s loan portfolio and assessments of Superior Bank’s internal asset review process; (iv) revise its program for controlling risks associated with concentrations of credit; (v) revise its Enterprise Risk Management Plan; and (vi) within 90 days of the Effective Date, Superior Bank shall submit to the OTS an assessment of Superior Bank’s board and management prepared by an independent third party.

•	Superior Bank must implement a liquidity funding plan that is to include the designation of specific actions that will be taken to reduce Superior Bank’s dependency on volatile funding sources and a detailed cash flow analysis.

•	Beginning with the Effective Date, Superior Bank (i) will not make any “golden parachute payments” or prohibited indemnification payment unless the Bank has complied with 12. C.F.R. Part 359 and 12 C.F.R Section 545.121; (ii) will comply with the OTS prior notification requirements for changes in directors and senior executive officers; (iii) will not enter into, extend or revise any contractual arrangement relating to compensation or benefits with any senior executive officer or director; and (iv) will not enter into any arrangement or contract with a third party service provider that is significant or outside Superior Bank’s normal course of business without obtaining written non-objection from the OTS.
The Order issued to the Corporation provides, among other things, that:
•	We must cease and desist from any action for or toward causing, bringing about, participating in counseling, or aiding and abetting unsafe or unsound banking practices that resulted in certain occurrences specified in the Order issued to us.

•	Within 60 days of the Effective Date, we must submit to the OTS (i) a plan to maintain and enhance our capital and Superior Bank’s capital and ensure that Superior Bank complies with the requirement imposed on it in the Superior Bank Order; and (ii) a business plan through calendar year 2012 for achieving profitability.

•	We must (i) not accept from Superior Bank or declare or pay any dividends or capital distributions; (ii) not incur or increase any debt without the prior written non-objection of the OTS; (iii) not make any “golden parachute payment” or any prohibited indemnification payment unless we comply with 12 C.F.R. Part 359; (iv) comply with the OTS’s prior notification requirements for changes in directors and senior executive officers; (v) not enter into, renew or extend any contractual arrangements related to compensation or benefits with any director or senior executive officer without first providing prior written notice to the OTS; and (vi) not enter into any arrangement or contract with a third party service provider that is significant or outside our normal course of business without obtaining written non-objection from the OTS.
The Orders will remain in effect until terminated, modified or suspended by the OTS.
While we intend to take such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that we will be able to comply fully with the Orders, or that efforts to comply with the Orders will not have adverse effects on the operations and financial condition of us or the Bank. Failure by us or Superior Bank to comply with the provisions of the respective

Orders, could result in further enforcement actions by the OTS, which could ultimately lead to our common stock losing all its value.
We have deferred interest on our outstanding subordinated debentures (and the related trust preferred securities) and anticipate that we will continue to defer this interest for the foreseeable future. We deferred interest on our $118.2 million of subordinated debentures as of August 24, 2010, which resulted in the deferral and accrual of $2.4 million of regularly scheduled interest payments that otherwise would have been paid during the third quarter. The terms of the subordinated debentures allow us to defer interest payments for up to 5 years, and we presently anticipate that we will continue to do so. If we defer interest payments for the full 5 years, we would owe approximately $44.3 million in deferred interest including the compounding effect of interest on deferred interest. At the end of the deferral period, we will be required to pay all of the deferred interest. As a result of the deferral, we are prohibited from declaring or paying any dividends on our common stock, from repurchasing or otherwise acquiring such common stock, from making any liquidation payments with respect to our capital stock and from making any payment of principal of or interest on, or repaying, repurchasing or redeeming any of our affiliates’ securities that rank pari passu with the subordinated debentures or junior to the subordinated debentures.
We depend on cash dividends from Superior Bank to meet our obligations but the Orders prohibit such dividends without prior approval of the OTS. Our primary source of income is dividends from Superior Bank. The Orders provide that we cannot receive cash dividends from Superior Bank without the prior approval of the OTS. We do not know when or if we will receive approval for Superior Bank to pay dividends to us. If we do not receive OTS approval for Superior Bank to pay dividends to us for an extended period of time, we may not be able to service our debt, including our credit facility with BB&T or pay our obligations as they become due.
We may fail to raise additional capital to meet regulatory requirements. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Further under the Orders we are required to submit a written capital plan and improve our capital levels to a Tier I (Core) Capital Ratio of at least 10.0% and a Total Risk-Based Capital Ratio of at least 14.0% both by March 31, 2011. In addition, we may need additional capital in the future to support growth. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, as needed, on favorable economic terms, or other terms acceptable to us. Our current efforts to raise capital may not be successful. We can give no assurance that any capital raise we under-take would not be substantially dilutive to, or result in the elimination of prevent equity interests. Because of the amount of capital needed to meet the capital levels imposed by the Orders to Cease and Desist, if we cannot raise additional capital when needed, our ability to operate without additional regulatory or other restrictions, and our operating results, could be materially adversely affected and could ultimately lead to our common stock losing all its value. (See “Risks Related to an Investment in Our Common Stock” below in this Item 1A.)
We incurred a net loss in our last fiscal year and for the first nine months of the current fiscal year and losses may continue in the future. We incurred a net loss of $19.9 million for our fiscal year ended December 31, 2009, and have incurred a net loss of $195.4 million for the nine months ended September 30, 2010. The loss for the fiscal year ended December 31, 2009 was primarily due to the increases in the provision for loan losses foreclosure losses and other-than-temporary impairment (“OTTI”) of investment securities we hold, as well as an increase in our FDIC assessment. The loss for the nine months ended September 30, 2010 was primarily due to increases in the provision for loan losses and foreclosure losses. These losses may continue in the future, and no assurance can be given as to when we may return to profitability or the level of any profitability.
The current economic environment poses significant challenges for us and our industry and could adversely affect our financial condition and results of operations. We are operating in a challenging and uncertain economic environment, both nationally and in our local markets. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. Declines in the housing market beginning in 2008 and continuing into 2010, including falling home prices and increasing delinquencies, foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including us. Continued concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their clients and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer credit quality issues, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Many financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has had, and may continue to have, an adverse effect on our business, financial condition and results of operations. For example, a deepening national economic recession or further deterioration in local economic conditions in our market areas could cause losses that exceed our allowance for loan losses. We cannot predict when economic conditions are likely to improve. We may also face additional risks in connection with the current economic environment, including the following:
•	Economic conditions that negatively affect housing prices and the job market have caused, and may continue to cause, the credit quality of our loan portfolios to deteriorate, and that deterioration in credit quality has had, and could continue to have, a negative effect on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	Market conditions can change rapidly in the current economic environment, and, if they do, the processes we use to estimate our allowance for loan losses and reserves may no longer be reliable.

•	The value of our securities portfolio may decline.

•	Our industry faces increased regulation, and compliance with such regulatory changes has increased our costs and the complexity of our compliance processes and may continue to do so.

•	Natural and environmental disasters, such as hurricanes or oil spills, have adversely affected and may continue to adversely affect the local economies in which we operate, with the potential for further deterioration in credit quality in those markets as well as a general reduction in business activity. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” elsewhere herein.)
As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our business, financial condition and results of operations.
Our allowance for loan losses may not be adequate to cover actual losses. If our allowance for loan losses is not sufficient to cover our actual loan losses, our losses could continue to increase. The determination of the adequacy of our allowance for loan losses is based on management’s analysis of the credit quality of the loan portfolio, which is reviewed regularly. Management maintains an allowance for loan losses based upon, among other things:
•	trends in volume;

•	effects of changes in credit concentrations;

•	levels of and trends in delinquencies, classified loans and non-performing assets;

•	levels of and trends in charge-offs and recoveries;

•	changes in lending policies and underwriting guidelines;

•	national and local economic trends and conditions; and

•	mergers and acquisitions.
Based on those factors, management makes various assumptions and judgments about the ultimate collectability of our loan portfolios. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our allowance or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates or an increase in our allowance for loan losses, separately or in combination, may have a material adverse effect on our capital position and our overall financial performance and may increase our cost of funds. The amount of future loan losses may be affected by changes in economic, operating and other conditions, which may be beyond our control, and these losses may exceed current estimates. As a result of the economic downturn and continued adverse effects of the Gulf Oil Spill, we have increased our allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot guarantee that we will not need to increase our allowance for loan losses or that regulators will not require an increase in our allowance. Either of these occurrences could materially and adversely affect our financial condition and results of operations.
Further deterioration of local economic conditions where we operate could have a continuing negative effect on us. Our success depends significantly on the general economic conditions of the geographic markets we serve in Alabama and Florida. The local economic conditions in these areas significantly affect our commercial, real estate and construction loan activity, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face increased capital and liquidity constraints or other business challenges. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” elsewhere herein.) A continuing deterioration in economic conditions could result in the following consequences, among others, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans we make, especially loans secured by real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.
See “— Events in our geographic markets could adversely affect us” below.
Liquidity needs could adversely affect our results of operations and financial condition. Superior Bank’s primary sources of funds are customer deposits, principal and interest payments on loans, federal funds sold and maturities and sales of investment securities. Scheduled loan repayments are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors outside of our control, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural or environmental disasters and international instability. Deposit levels and early loan payments may be affected by a number of factors, including changes in prevailing interest rates, general economic conditions and competition. In addition to these internally generated sources of liquidity we have access to external sources of liquidity, including, the Federal Reserve Discount Window and the Federal Home Loan Bank of Atlanta Advance Program (“FHLB”). While we believe that these sources are currently adequate, there can be no assurance these sources will be sufficient to meet future liquidity demands of Superior Bank and we are subject to restrictions on the acceptance or extension of brokered deposits.
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
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition. Non-performing assets adversely affect our net earnings in various ways. We expect to continue to have a provision for loan losses relating to non-performing loans that is higher than our historical experience. We generally do not record interest income on non-performing loans or other real estate owned, thereby reducing our earnings, while our loan administration costs are higher for non-performing loans. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then-fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels our regulators believe are appropriate. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. Further, restrictions that have been imposed by the OTC on our ability to modify certain categories of loans is impeding our ability to successfully structure workouts. In addition, the resolution of non-performing assets requires significant commitments of time from management, which may reduce the time available for the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business. As of September 30, 2010, approximately 90.3% of our loans were secured by real estate mortgages. Approximately 55.7% of these loans are secured by real estate mortgages in Florida. The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value over the life of the loan. A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the continuing downturn in the real estate market. Thus, we may not be able to realize the full value of underlying collateral securing some of our loans, particularly those secured by real estate. If we are not able to realize the full value of underlying collateral in the event of a loan default, there could be an adverse effect our business, financial condition, and results of operations and the price of our securities. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, or environmental disasters such as oil spills, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” elsewhere herein.)
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
Events in our geographic markets could adversely affect us. Our business is concentrated in six geographic regions in Alabama and Florida. Any adverse changes in market or economic conditions in Alabama and Florida may increase the risk that our customers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in local market conditions and general economic conditions. Any period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in general or in our markets in Alabama and Florida, in particular, could adversely affect our results of operations and financial condition. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Contributing to Our Recent Results and Our Response to Those Factors” elsewhere herein.)
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
We are subject to extensive regulation. Our operations are subject to regulation and examination by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). We are also subject to applicable regulations of the FHLB. Regulation by these entities is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. We and Superior Bank are currently subject to the Orders from the OTS and have agreed to regulatory actions in the Consent Orders that include, among others, the submission of a capital plan with more stringent capital requirements. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” elsewhere herein.) We may incur substantial costs in complying with such regulations and the Orders. The OTS could take additional actions against us if we fail to comply with the Consent Orders including penalties or additional regulatory enforcement actions, which could lead to our common stock losing all its value. The terms of the additional Consent Orders and any enforcement actions could have a material adverse effect on our business, financial condition or results of operations and the value of our common stock.

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
The Dodd-Frank Act will eliminate the OTS, our current federal regulator, one year from the enactment of the law, currently expected to take place on July 22, 2011. As a result, the Comptroller of the Currency, the primary federal regulator for national banks, will become the primary federal regulator of Superior Bank, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all thrift holding companies that were formerly regulated by the OTS, including us.
In addition, the Dodd-Frank Act will eliminate the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
Among the many requirements in the Dodd-Frank Act are those imposing leverage and risk-based capital levels for thrift holding companies. These regulations may call for higher levels of capital than current regulations. Generally, newly-issued trust preferred securities will no longer be eligible as Tier 1 capital, but our currently outstanding trust preferred securities will be grandfathered.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
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
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations clearly will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.
Additional regulatory requirements especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the implementation of the American Recovery and Reinvestment Act (“ARRA”), the Emergency Economic Stabilization Act (“EESA”), the Temporary Liquidity Guarantee Program (“TLGP”) and special assessments imposed by the FDIC, subject us, to the extent applicable, to additional regulatory fees, corporate governance requirements, restrictions on executive compensation, restrictions on declaring or paying dividends, restrictions on stock repurchases, limits on tax deductions for executive compensation and prohibitions against golden parachute payments. These fees, requirements and restrictions, as well as any others that may be imposed in the future, may have a material and adverse effect on our business, financial condition, and results of operations.
We may become subject to more stringent capital requirements. In addition to the increased capital requirements we are subject to as a result of the Orders, which are described above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to thrift holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent; increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5 percent inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards.
The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size. There can be no assurance that implementation of these standards, or any other new regulations, will not adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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
Future losses could result in the recording of additional valuation allowance against our deferred tax assets (“DTA”). We evaluate quarterly the realizability of our net DTA and, if necessary, adjust our valuation allowance accordingly. The recognition of DTA is based upon management’s judgment that realization of the asset is more likely than not. Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by our subsidiaries and the implementation of various tax planning strategies to maximize realization of the DTA. As a result of book losses incurred in 2010, 2009 and 2008, we are in a three-year-cumulative loss position and there are no taxes paid in prior years that are available for the carryback period. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. (See Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009).
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
Risks Related To an Investment in Our Common Stock
Certain regulatory enforcement actions or certain restructuring transactions could result in our currently outstanding stock being cancelled or otherwise losing all its value. If we cannot meet the additional capital requirements imposed on us by the OTS in the Orders to Cease and Desist (see Note 14 to Condensed Consolidated Financial Information, “Management’s Discussion and Analysis of Results of Operations — Recent Developments,” elsewhere herein and “Risks Relating to Our Business immediately above”), the OTS could take further enforcement action against us that could lead to our common stock losing all its value. We can give no assurance that any capital raise we under-take would not be substantially dilutive to, or result in the elimination of prevent equity interests.
Our common stock is equity and is subordinate to our existing and future indebtedness and preferred stock. Shares of common stock are equity interests in us and are not indebtedness. As such, shares of common stock will rank junior to all of our indebtedness, debentures and preferred stock and to other non-equity claims against us and our assets available to satisfy claims against us, including in any liquidation or similar proceeding. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, debentures and the holders of our trust preferred securities. As of September 30, 2010, we had $118.2 million of subordinated debentures issued in connection with trust preferred securities, including $69,100,000 issued in connection with the trust preferred securities held by the U.S. Treasury. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. Upon any liquidation, lenders and holders of our debt securities and preferred stock would receive distributions of our available assets prior to holders of our common stock.
Our stock price may be volatile due to limited trading volume and general market conditions. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, typically less than 90,000 shares per day and sometimes significantly less. Trades involving a relatively small number of shares may have a substantial effect on the market price of our common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. The most recent closing bid price for our common stock was 88 cents per share.
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
Our common stock could be delisted if we do not comply with listing standards. Under NASDAQ rules, a listed company will be considered out of compliance with its listing standards if the minimum bid price is less than $1.00 per share over a 30-trading day period. If we receive notice from NASDAQ of noncompliance and cannot cure such noncompliance for any reason within the applicable time frame, our common stock may be delisted.
Our ability to pay dividends and to repurchase shares of common stock is restricted. We do not currently pay dividends on our common stock. Under the Orders to Cease and Desist, our board of directors must obtain the written consent of the OTS prior to the declaration or payment of any dividends. “(See Note 14 to Condensed Consolidated Financial Information, “Management’s Discussion and Analysis of Results of Operations — Recent Developments” elsewhere herein and “Risks Relating to Our Business” immediately above”). This restriction will remain in effect until such time as the OTS modifies, terminates, or otherwise suspends the restriction.
Our ability to pay dividends is limited by regulatory requirements, the Orders to Cease and Desist and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. Our primary source of income is the payment of dividends to us by Superior Bank. Superior Bank, in turn, is likewise subject to regulatory requirements that currently restrict its ability to pay such dividends to us and by the need to maintain sufficient capital for its operations and obligations. Under its Order to Cease and Desist, Superior Bank is also prohibited from paying dividends to us without the prior approval of the OTS. In the event Superior Bank is unable to pay dividends to us, we will not be able to service our debt or pay our obligations as they become due.
At September 30, 2010, we had $118.2 million in liquidation value amount of outstanding subordinated debentures (and the related trust preferred securities). In August 2010, we deferred the interest payments on all of our subordinated debentures and related trust preferred securities. As a result, we cannot pay dividends, repurchase shares of our common stock or make any payments to the holders of our common stock in the event of our liquidation.
The exercise of our warrants would dilute existing stockholders’ ownership interest. In connection with the sale of certain preferred securities and subordinated notes, we granted warrants to purchase shares of our common stock, including a warrant to initially purchase 1,923,792 shares of common stock at an initial exercise price of $5.38 to the Treasury Department (the “Treasury Warrant”), a warrant to initially purchase 1,000,000 shares of common stock at an initial exercise price of $7.53 to the purchaser of subordinated notes (the “Debt Warrant”), warrants to initially purchase 792,859 shares of common stock at an initial exercise price of $3.50 to the purchasers of our Series B Preferred Stock and warrants to initially purchase 21,429 shares of common stock at $3.50 to the purchasers of our Series C Preferred Stock. These warrants are subject to adjustment under certain circumstances. If any warrant holder exercises its warrant that would result in dilution to the ownership interest of our existing stockholders and dilute the earnings per share of our common stock. No assurance can be given that our common stock currently outstanding will not (i) be cancelled in a plan of reorganization or (ii) or otherwise lose all its value, as the result of a liquidation, should it occur, of our wholly-owned subsidiary. (See “Certain Regulatory enforcement actions or certain restructuring transactions could result in our currently outstanding stock being cancelled or otherwise losing all its value” above in these Risks Related to an Investment in Our Common Stock.)
We may issue additional shares of common stock or equity derivative securities that will dilute the percentage ownership interest of existing stockholders and the book value per share of our common stock. Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of our stockholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. We may seek additional equity capital to comply with the Orders to Cease and Desist and regulatory requirements and to develop our business. Any issuance of additional shares of common stock or equity derivative securities or the exercise of existing equity derivative securities will dilute the percentage ownership interest of our existing stockholders and may dilute the book value per share of our common stock. In addition, new investors may also have rights, preferences and privileges that are senior to our common stockholders. No assurance can be given that our common stock currently outstanding will not (i) be cancelled in a plan of reorganization or (ii) or otherwise lose all its value, as the result of a liquidation, should it occur, of our wholly-owned subsidiary. (See “Certain Regulatory enforcement actions or certain restructuring transactions could result in our stock being cancelled or otherwise losing all its value” above in these Risks Related to an Investment in Our Common Stock.)
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
We have not paid dividends on our Series B and Series C Cumulative Convertible Preferred Stock which were payable as of September 15, 2010. As of November 12, 2010, the total amount of such dividends was approximately $686,000.
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

Date: November 15, 2010	By:	/s/ C. Stanley Bailey
C. Stanley Bailey
Chief Executive Officer

Date: November 15, 2010	By:	/s/ James A. White
James A. White
Chief Financial Officer (Principal Financial Officer)